Form 10-Q
period 2013-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2013-08-02
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-35674
REALOGY HOLDINGS CORP
(Exact name of registrant as specified in its charter)
20-8050955
(I.R.S. Employer Identification Number)
Commission File No. 333-179896
REALOGY GROUP LLC
(Exact name of registrant as specified in its charter)
20-4381990
(I.R.S. Employer Identification Number)
Delaware
(State or other jurisdiction of incorporation or organization)
175 Park Avenue
Madison, NJ 07940
(Address of principal executive offices) (Zip Code)
(973) 407-2000
(Registrants' telephone number, including area code)
___________________________
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Realogy Holdings Corp. Yes ☑  No ☐ Realogy Group LLC Yes ☐  No ☑
Indicate by check mark whether the Registrants have submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit and post such files).
Realogy Holdings Corp. Yes ☑  No ☐ Realogy Group LLC Yes ☑  No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, or smaller reporting companies. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Realogy Holdings Corp.	☐	☐	☑	☐
Realogy Group LLC	☐	☐	☑	☐
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,023,699 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of July 31, 2013.
~~______________________________________________________________________________________________________________________________________________________________________~~

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms “we,” “us,” “our,” “our company,” "Realogy," "Realogy Holdings" and the “Company” refer to Realogy Holdings Corp., a Delaware corporation, and its consolidated subsidiaries, including Realogy Intermediate Holdings LLC, a Delaware limited liability company (“Realogy Intermediate”), and Realogy Group LLC, a Delaware limited liability company (“Realogy Group”). Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
Realogy Holdings is not a party to the senior secured credit facility and certain references in this report to our consolidated indebtedness exclude Realogy Holdings with respect to indebtedness under the senior secured credit facility. In addition, while Realogy Holdings is a guarantor of Realogy Group's obligations under its secured and unsecured notes, Realogy Holdings is not subject to the restrictive covenants in the indentures governing such indebtedness.

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this report and our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•	risks related to general business, economic, employment and political conditions and the U.S. residential real estate markets, either regionally or nationally, including but not limited to:

◦
a lack of improvement in the number of homesales, stagnant or declining home prices and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

◦	a lack of improvement in consumer confidence;

◦	the impact of recessions, slow economic growth, disruptions in the banking system and high levels of unemployment in the U.S. and abroad;

◦
increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing, including but not limited to the potential impact of changes in the policies and programs of the Federal Reserve Board, various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) and regulations that may be promulgated thereunder relating to mortgage financing as well as other factors that tighten underwriting standards;

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including potential reforms of the Federal National Mortgage Association ("Fannie Mae"), the Federal Home Loan Mortgage Corporation (“Freddie Mac") and the Federal Housing Administration, and potential tax code reform, which could reduce the amount that taxpayers would be allowed to deduct for home mortgage interest;

◦	negative trends and/or a negative perception of the market trends in value for residential real estate;

◦	renewed high levels of foreclosure activity including but not limited to the release of homes already held for sale by financial institutions;

◦	insufficient or excessive regional home inventory levels;

◦	the inability or unwillingness of homeowners to enter into homesale transactions due to negative equity in their existing homes; and

◦	lower homeownership rates or failure of homeownership rates to return to more typical levels;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements or maintain franchisee satisfaction with our brands;

•
existing franchisees may incur operating losses if sales volume decreases which may impede their ability to grow or continue operations.  Additionally, debt incurred by our franchisees during the downturn may hinder long-term growth and their ability to pay back indebtedness;

•	disputes or issues with entities that license us their trade names for use in our business that could impede our franchising of those brands;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by third parties with which our franchisees have business relationships;

•	competition in our existing and future lines of business whether through traditional competitors or competitors with alternative business models;

•	our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations;

•	seasonal fluctuations in the residential real estate brokerage business which could adversely affect our business, financial condition and liquidity;

•	the loss of any of our senior management or key managers or employees or other significant labor or employment issues;

•	the failure or significant disruption of business from various causes related to our critical information technologies and systems;

•	adverse effects of natural disasters or environmental catastrophes;

•	risks related to our international operations;

•
risks associated with our substantial indebtedness and interest obligations, including risks related to having to dedicate a substantial portion of our cash flows from operations to service our debt, risks related to our ability to refinance our indebtedness and to incur additional indebtedness, risks associated with our ability to comply with our senior secured leverage ratio covenant under our senior secured credit facility, interest rate risk, and risks related to an event of default under our outstanding indebtedness;

•	changes in corporate relocation practices resulting in fewer employee relocations or reduced relocation benefits;

•	an increase in the claims rate of our title underwriter;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•	limitations on flexibility in operating our business due to restrictions contained in our debt agreements;

•
risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation, including increases in mortgage interest rates, decreases in operating margins, and the impact of regulatory changes, litigation, investigations and inquiries;

•
any remaining resolutions or outcomes with respect to Cendant's contingent liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement, including any adverse impact on our future cash flows;

•	any adverse resolution of litigation, governmental proceedings or arbitration awards; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under the headings “Forward-Looking Statements,” “Risk Factors” and “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2012 (the “2012 Form 10-K”), filed with the Securities and Exchange Commission (“SEC”), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and June 30, 2012 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and June 30, 2012. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 2, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of June 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and six-month periods ended June 30, 2013 and June 30, 2012 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2013 and June 30, 2012. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2012, and the related consolidated statements of operations, comprehensive loss, equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 25, 2013, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2012, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 2, 2013

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues
Gross commission income	$1,169	$983	$1,845	$1,589
Service revenue	233	208	416	380
Franchise fees	91	76	148	130
Other	40	42	81	85
Net revenues	1,533	1,309	2,490	2,184
Expenses
Commission and other agent-related costs	800	662	1,254	1,064
Operating	353	325	680	643
Marketing	49	52	99	103
General and administrative	93	79	160	156
Former parent legacy costs (benefit), net	(2)	—	(1)	(3)
Restructuring costs	4	2	4	5
Depreciation and amortization	44	44	86	89
Interest expense, net	67	176	156	346
Loss on the early extinguishment of debt	43	—	46	6
Other (income)/expense, net	—	—	—	1
Total expenses	1,451	1,340	2,484	2,410
Income (loss) before income taxes, equity in earnings and noncontrolling interests	82	(31)	6	(226)
Income tax expense	9	8	16	15
Equity in earnings of unconsolidated entities	(13)	(15)	(22)	(25)
Net income (loss)	86	(24)	12	(216)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(3)	(1)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$84	$(25)	$9	$(217)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share:	$0.58	$(3.12)	$0.06	$(27.07)
Diluted earnings (loss) per share:	$0.57	$(3.12)	$0.06	$(27.07)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	145.4	8.0	145.2	8.0
Diluted:	146.6	8.0	146.4	8.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income (loss)	$86	$(24)	$12	$(216)
Currency translation adjustment	(1)	(1)	(4)	1
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	1	2	1	3
Other comprehensive income (loss), before tax	—	1	(3)	4
Income tax expense related to other comprehensive income (loss) amounts	—	—	—	1
Other comprehensive income (loss), net of tax	—	1	(3)	3
Comprehensive income (loss)	86	(23)	9	(213)
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(3)	(1)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$84	$(24)	$6	$(214)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$187	$376
Trade receivables (net of allowance for doubtful accounts of $44 and $51)	134	122
Relocation receivables	406	324
Relocation properties held for sale	7	9
Deferred income taxes	52	54
Other current assets	93	93
Total current assets	879	978
Property and equipment, net	187	188
Goodwill	3,308	3,304
Trademarks	732	732
Franchise agreements, net	1,596	1,629
Other intangibles, net	382	399
Other non-current assets	215	215
Total assets	$7,299	$7,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$207	$148
Securitization obligations	260	261
Due to former parent	67	69
Revolving credit facilities and current portion of long-term debt	161	110
Accrued expenses and other current liabilities	402	427
Total current liabilities	1,097	1,015
Long-term debt	3,995	4,256
Deferred income taxes	453	444
Other non-current liabilities	208	211
Total liabilities	5,753	5,926
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2013 and December 31, 2012.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 145,787,068 shares outstanding at June 30, 2013 and 145,369,453 shares outstanding at December 31, 2012.	1	1
Additional paid-in capital	5,613	5,591
Accumulated deficit	(4,036)	(4,045)
Accumulated other comprehensive loss	(34)	(31)
Total stockholders' equity	1,544	1,516
Noncontrolling interests	2	3
Total equity	1,546	1,519
Total liabilities and equity	$7,299	$7,445

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2013	2012
Operating Activities
Net income (loss)	$12	$(216)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	86	89
Deferred income taxes	10	12
Amortization of deferred financing costs and discount on unsecured notes	7	8
Non-cash portion of the loss on the early extinguishment of debt	10	6
Equity in earnings of unconsolidated entities	(22)	(25)
Stock-based compensation	32	2
Other adjustments to net income (loss)	(7)	4
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(14)	(27)
Relocation receivables and advances	(83)	(41)
Relocation properties held for sale	3	2
Other assets	2	1
Accounts payable, accrued expenses and other liabilities	39	82
Due (to) from former parent	(1)	(5)
Dividends received from unconsolidated entities	36	15
Taxes paid related to the net share settlement for stock based compensation	(12)	—
Net cash provided by (used in) operating activities	98	(93)
Investing Activities
Property and equipment additions	(22)	(19)
Net assets acquired (net of cash acquired) and acquisition-related payments	(3)	(4)
Change in restricted cash	(1)	(3)
Other, net	(3)	(4)
Net cash used in investing activities	(29)	(30)
Financing Activities
Net change in revolving credit facilities	32	(94)
Proceeds from amended term loan facility	79	—
Repayments of term loan credit facility	(5)	(640)
Proceeds from issuance of First Lien Notes	—	593
Proceeds from issuance of First and a Half Lien Notes	—	325
Proceeds from issuance of Senior Notes	500	—
Redemption of Senior Notes and Senior Subordinated Notes	(821)	—
Net change in securitization obligations	1	(61)
Debt issuance costs	(28)	(3)
Proceeds from issuance of common stock for stock options	1	—
Other, net	(16)	(2)
Net cash (used in) provided by financing activities	(257)	118
Effect of changes in exchange rates on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(189)	(5)
Cash and cash equivalents, beginning of period	376	143
Cash and cash equivalents, end of period	$187	$138

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$178	$320
Income tax payments, net	7	4

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. (“Realogy Holdings”, "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC (“Realogy Intermediate”) and Realogy Group LLC (“Realogy Group”). Neither Realogy Holdings, the indirect parent of Realogy Group, nor Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
Realogy Holdings was incorporated on December 14, 2006. On April 10, 2007, Realogy Holdings, then wholly owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”), acquired the outstanding shares of Realogy Group (then known as Realogy Corporation, a Delaware corporation) pursuant to a merger of its wholly owned subsidiary Domus Acquisition Corp., with and into Realogy Group (the “Merger”) with Realogy Holdings becoming the indirect parent company of Realogy Group. Prior to the consummation of the Realogy Holdings' initial public offering and related transactions in October 2012, Realogy Holdings was owned by Apollo and members of the Company’s management.
On April 16, 2013, Apollo sold 40.25 million shares of Realogy Holdings' common stock at $44.00 per share in a public offering, leaving a balance of 25.13 million shares beneficially owned by Apollo, which as of June 30, 2013, represented approximately 17% of the outstanding shares of Realogy Holdings. On July 16, 2013, Apollo sold its remaining 25.13 million shares of Realogy Holdings' common stock at $47.57 per share in a public offering. See Note 12, "Subsequent Events" for additional information.
Realogy is a global provider of residential real estate services. Realogy Group (then Realogy Corporation) was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services or Realogy, travel distribution services (“Travelport”), hospitality services, including timeshare resorts (“Wyndham Worldwide”), and vehicle rental (“Avis Budget Group”). On July 31, 2006, the separation (“Separation”) from Cendant became effective.
The accompanying Condensed Consolidated Financial Statements include the financial statements of Realogy Holdings and Realogy Group. Realogy Holdings' only asset is its investment in the common stock of Intermediate, and Intermediate's only asset is its investment in Realogy Group. Realogy Holdings' only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy Group. All expenses incurred by Realogy Holdings and Intermediate are for the benefit of Realogy Group and have been reflected in Realogy Group's consolidated financial statements. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and the related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy Holdings and Realogy Group' financial position as of June 30, 2013 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2013 and 2012 and cash flows for the six months ended June 30, 2013 and 2012.
As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2012 included in the Annual Report on Form 10-K for the year ended December 31, 2012.

Financial Instruments
The following tables present the Company’s assets and liabilities that are measured at fair value on a recurring basis and are categorized using the fair value hierarchy. The fair value hierarchy has three levels based on the reliability of the inputs used to determine fair value.

Level Input:	Input Definitions:

Level I	Inputs are unadjusted, quoted prices for identical assets or liabilities in active markets at the measurement date.

Level II	Inputs other than quoted prices included in Level I that are observable for the asset or liability through corroboration with market data at the measurement date.

Level III	Unobservable inputs that reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date.
The availability of observable inputs can vary from asset to asset and is affected by a wide variety of factors, including, for example, the type of asset, whether the asset is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level III. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The fair value of interest rate swaps is determined based upon a discounted cash flow approach.
The following table summarizes fair value measurements by level at June 30, 2013 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$19	$—	$19
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1
The following table summarizes fair value measurements by level at December 31, 2012 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$29	$—	$29
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2013		December 31, 2012
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$140	$140	$110	$110
Term loan facility	1,896	1,892	1,822	1,831
7.625% First Lien Notes	593	645	593	673
7.875% First and a Half Lien Notes	700	740	700	763
9.00% First and a Half Lien Notes	325	362	325	366
Other bank indebtedness	2	2	—	—
3.375% Senior Notes	500	484	—	—
11.50% Senior Notes	—	—	489	527
12.00% Senior Notes	—	—	129	140
12.375% Senior Subordinated Notes	—	—	188	192
13.375% Senior Subordinated Notes	—	—	10	11
Securitization obligations	260	260	261	261
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Income Taxes
Income tax expense for the six months ended June 30, 2013 was $16 million.  This expense included $13 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million was recognized for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax expense was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Management will continue to evaluate all available evidence, both positive and negative, to determine when it will be appropriate to release the valuation allowance for our domestic operations. The evidence we are considering includes the historical operating losses of the Company, the reduction in indebtedness and related interest expense as a result of the Company's initial public offering in late 2012 and the note redemptions in early 2013, as well as the ongoing recovery in the residential real estate market.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Canadian Dollar, Swiss Franc and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $21 million. As of December 31, 2012, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has two interest rate swaps with an aggregate notional value of $425 million to hedge the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018 and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. The Company is utilizing pay fixed interest swaps (in exchange for floating LIBOR rate based payments) to perform this hedging strategy. The Company has elected not to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swap contracts	Other non-current liabilities	$19	$29
The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2013	2012	2013	2012
Interest rate swap contracts	Interest expense	$(8)	$7	$(6)	$10
Foreign exchange contracts	Operating expense	$—	$(1)	$(1)	$—
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $10 million and $9 million at June 30, 2013 and December 31, 2012, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions for the six months ended June 30, 2013 included the issuance of common stock of $13 million for stock-based compensation. In addition, during the six months ended June 30, 2013, the Company recorded $7 million in capital lease additions and $6 million in tenant improvements primarily related to the new corporate headquarters, both of which resulted in non-cash accruals to fixed assets and other long-term liabilities.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended June 30, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension cost for the three months ended June 30, 2012 was $1 million and was comprised of interest cost and amortization of actuarial loss of $3 million offset by a benefit of $2 million for the expected return on assets.
The net periodic pension cost for the six months ended June 30, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $4 million offset by a benefit of $4 million for the expected return on assets. The net periodic pension cost for the six months ended June 30, 2012 was $3 million and was comprised of interest cost and amortization of actuarial loss of $6 million offset by a benefit of $3 million for the expected return on assets.
Reclassifications from Accumulated Other Comprehensive Income
The Company adopted FASB's amended guidance for comprehensive income, which requires new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. These reclassifications include the amortization of actuarial loss to periodic pension cost of $1 million and $1 million for the three and six months ended June 30, 2013, respectively, and $2 million and $3 million for the three and six months ended June 30, 2012, respectively. These amounts were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.
Recently Adopted Accounting Pronouncements
In July 2012, the FASB amended the guidance on impairment testing for indefinite-lived intangible assets that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two step impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two step test is unnecessary. If the entity elects to bypass the qualitative assessment for any indefinite-lived intangible asset and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. The Company will consider utilizing the new qualitative analysis for its annual impairment test to be performed in the fourth quarter of 2013.
In February 2013, the FASB amended guidance requiring new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. Companies are required to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by reclassification. A company would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income. If the component is not required to be reclassified to net income it its entirety, companies would instead cross reference that amount to the related footnote where additional details about the effect of the reclassification are disclosed. The Company disclosed the reclassifications for the three and six months ended June 30, 2013 and 2012.

2.	ACQUISITIONS
2013 ACQUISITIONS
During the six months ended June 30, 2013, the Company acquired five real estate brokerage operations through its wholly owned subsidiary, NRT, for cash consideration of $3 million and established $2 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $4 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2013 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2012 ACQUISITIONS
During the year ended December 31, 2012, the Company acquired seven real estate brokerage operations through its wholly owned subsidiary, NRT, for cash consideration of $3 million and established $2 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $5 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2012 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross Goodwill as of December 31, 2012	$3,264	$788	$641	$397	$5,090
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2012	2,241	630	360	73	3,304
Goodwill acquired	—	4	—	—	4
Balance at June 30, 2013	$2,241	$634	$360	$73	$3,308

Intangible assets are as follows:

	As of June 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$423	$1,596	$2,019	$390	$1,629
Unamortizable—Trademarks (b)	$732		$732	$732		$732
Other Intangibles
Amortizable—License agreements (c)	$45	$6	$39	$45	$5	$40
Amortizable—Customer relationships (d)	529	200	329	529	182	347
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Other (f)	9	5	4	6	4	2
Total Other Intangibles	$593	$211	$382	$590	$191	$399
_______________
(a)    Generally amortized over a period of 30 years.

(b)
Relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.

(c)	Relates to the Sotheby’s International Realty and Better Homes and Gardens Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).

(d)	Relates to the customer relationships at the Title and Settlement Services segment and the Relocation Services segment. These relationships are being amortized over a period of 5 to 20 years.

(e)
Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Franchise agreements	$17	$17	$33	$34
License agreement	1	—	1	1
Customer relationships	9	9	18	19
Other	1	—	1	2
Total	$28	$26	$53	$56
Based on the Company’s amortizable intangible assets as of June 30, 2013, the Company expects related amortization expense for the remainder of 2013, the four succeeding years and thereafter to approximate $54 million, $106 million, $95 million, $95 million, $91 million and $1,527 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2013	December 31, 2012
Accrued payroll and related employee costs	$93	$80
Accrued volume incentives	19	22
Accrued commissions	24	22
Restructuring accruals	8	11
Deferred income	68	69
Accrued interest	70	87
Other	120	136
	$402	$427

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit facility	$140	$110
Term loan facility	1,896	1,822
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	700	700
9.00% First and a Half Lien Notes	325	325
Other bank indebtedness	2	—
3.375% Senior Notes	500	—
11.50% Senior Notes	—	489
12.00% Senior Notes	—	129
12.375% Senior Subordinated Notes	—	188
13.375% Senior Subordinated Notes	—	10
Securitization Obligations:
Apple Ridge Funding LLC	234	235
Cartus Financing Limited	26	26
	$4,416	$4,627
Indebtedness Table
As of June 30, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$140	$335
Term loan facility	(3)	March 2020	1,915	1,896	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	325	325	—
Other bank indebtedness	(4)	August 2013	8	2	6
Senior Notes	3.375%	May 2016	500	500	—
Securitization obligations: (5)
Apple Ridge Funding LLC		December 2013	325	234	91
Cartus Financing Limited (6)		Various	61	26	35
			$4,902	$4,416	$467
_______________

(1)	On July 31, 2013, the Company had $55 million outstanding on the revolving credit facility and no outstanding letters of credit on such facility, leaving $420 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,915 million term loan, less a discount of $19 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.50% (with an ABR floor of 2.0%).

(4)
A revolving credit facility in the U.K. with a capacity of £5 million ($8 million) which expires in August 2013. The facility has a one-year term with certain options for renewal. The interest rate with respect to the revolving credit facility is based on the bank's base rate plus 2.0%. This facility is supported by a letter of credit issued under the senior secured credit facility.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2013.

Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility. The interest rate with respect to the term loan is based on, at our option, adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or ABR plus 2.50% (with an ABR floor of 2.0%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at our option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.
The Amended and Restated Credit Agreement also retains a $155 million synthetic letter of credit facility, approximately $36 million of which matures on October 10, 2013 and the balance of which matures on October 10, 2016.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of June 30, 2013, the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $85 million of letters of credit for other general corporate purposes.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if our senior secured leverage ratio is less than 3.50 to 1.0 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
The term loan facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount of the term loan facility, commencing June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries, including but not limited to (a) a first-priority pledge of substantially all capital stock held by Realogy Group or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy Group and each subsidiary guarantor, subject to certain exceptions.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio not to exceed 4.75 to 1.0 tested on a quarterly basis but only if the aggregate amount of borrowings outstanding under the revolving credit facility together with the aggregate amount of letters of credit issued under the letter of credit subfacility at the end of the applicable quarter, exceed 25% of the aggregate revolving credit facility commitments. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. At June 30, 2013, Realogy Group’s aggregate borrowings and outstanding letters of credit issued under the revolving credit facility exceeded 25% of the aggregate revolving credit facility commitments and therefore the senior secured leverage ratio computation was required. At June 30, 2013, Realogy Group’s senior secured leverage ratio was 3.37 to 1.0 and it was in compliance with the senior secured leverage ratio covenant.
Realogy Group has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters with additional equity infused as capital into Realogy Group. If Realogy Group is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
If an event of default occurs under the senior secured credit facility, and Realogy Group fails to obtain a waiver from the lenders, Realogy Group’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to Realogy Group;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require Realogy Group to apply all of its available cash to repay these borrowings; or

•	could prevent Realogy Group from making payments on the First Lien Notes, the First and a Half Lien Notes or the unsecured notes;
any of which could result in an event of default under the First Lien Notes, the First and a Half Lien Notes, the unsecured notes and the Company’s Apple Ridge Funding LLC securitization program.
If Realogy Group were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility, which assets also secure its other secured indebtedness. Realogy Group has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then Realogy Group may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the First Lien Notes, the First and a Half Lien Notes and the unsecured notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if Realogy Group is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to Realogy Group.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First and a Half Lien Notes. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The $700 million of 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The $325 million of 9.0% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
Unsecured Notes
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the $130 million of its 12.00% Senior Notes at a premium of 106%.

On April 26, 2013, Realogy Group issued $500 million of 3.375% senior notes due 2016 (the "3.375% Senior Notes"). The Company used the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest on the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $325 million and an expiration date of December 2013. On April 19, 2013, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $50 million from $375 million.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2013. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes.
The Apple Ridge entities and the Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Realogy Group’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Realogy Group’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program. The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, any uncured breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s senior secured credit facility, and cross-defaults to Realogy Group’s material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $382 million and $309 million of underlying relocation receivables and other related relocation assets at June 30, 2013 and December 31, 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $4 million for the three and six months ended June 30, 2013, respectively and $2 million and $4 million for the three and six months ended June 30, 2012, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.1% and 3.5% for the six months ended June 30, 2013 and 2012, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions and note redemptions, the Company recorded a loss on the early extinguishment of debt of $46 million and wrote off deferred financing costs of $2 million to interest expense during the six months ended June 30, 2013.
As a result of the 2012 Senior Secured Notes Offering and the use of proceeds to repay indebtedness, the Company recorded a loss on the early extinguishment of debt of $6 million during the six months ended June 30, 2012.

6.	RESTRUCTURING COSTS
2013 Corporate Headquarters Relocation
During the second quarter of 2013, the Company completed the relocation of its corporate headquarters from Parsippany, NJ to Madison, NJ. As a result of this relocation, the Company has recognized a $4 million restructuring charge for the three and six months ended June 30, 2013 which is primarily comprised of lease payments on the former corporate headquarters through October 2013. At June 30, 2013, the remaining liability is $2 million.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million for the year ended December 31, 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. During the six months ended June 30, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $3 million at June 30, 2013.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2011. At December 31, 2012, the remaining liability was $11 million. During the six months ended June 30, 2013, the Company utilized $3 million of the remaining accrual resulting in a remaining liability of $8 million related to future lease payments.

7.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans available under which non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Realogy Holdings common stock may be issued to employees, consultants or directors of Realogy.
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan are 2.8 million shares and 6.8 million shares, respectively. As of June 30, 2013, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 LTIP was approximately 0.1 million shares and 4.7 million shares, respectively.
Incentive Equity Awards Granted by Realogy Holdings
A summary of option, restricted share, and restricted stock unit activity is presented below (number of shares in millions):

	Time-vesting Options	Weighted Average Exercise Price	Phantom / Other Performance Options	Weighted Average Exercise Price	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	3.10	$26.61	0.16	$20.61	0.29	$27.09	—	—
Granted	0.01	44.30	—	—	0.09	44.00	0.04	34.14
Exercised	(0.06)	18.37	—	—
Vested					—	—	—	—
Cancelled/Expired	(0.02)	19.24	—	—	(0.03)	27.00	—	—
Outstanding at June 30, 2013 (a)	3.03	$26.86	0.16	$20.61	0.35	$31.27	0.04	$34.14
_______________

(a)	Options outstanding at June 30, 2013 had an intrinsic value of $77 million and have a weighted average remaining contractual life of 8.7 years.
The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

2013 Options
Grant date fair value	$19.27
Expected volatility	43.9%
Expected term (years)	6.25
Risk-free interest rate	1.0%
Dividend yield	—
Stock-Based Compensation Expense
As of June 30, 2013, there was approximately $34 million of unrecognized compensation cost related to options, restricted stock and restricted stock units under the plans. Unrecognized compensation costs for the options, restricted stock and restricted stock units will be recorded in future periods as compensation expense and have a remaining weighted average period of approximately 2.7 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $4 million and $7 million for the three and six months ended June 30, 2013, respectively, and $1 million and $2 million related to incentive equity awards for the three and six months ended June 30, 2012, respectively.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Realogy Holdings approved the Realogy Group LLC Phantom Value Plan (the “Phantom Value Plan”), which is intended to provide certain of Realogy’s executive officers, with an incentive (the “Incentive Award”) to remain in the service of Realogy, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of the Company made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of Realogy. The amount of the Incentive Awards granted to certain of Realogy's executive officers was determined by the sum of (1) the shares of common stock purchased by the executives at $250.00 per share in April 2007 (representing an aggregate purchase price of $19 million) and (2) the implied $250.00 per share grant date value in April 2007 of the executive's restricted stock grant (representing an aggregate of $3 million). Incentive Awards are immediately cancelable and forfeitable in the event of the termination of a participant’s employment for any reason. The Incentive Awards terminate 10 years from the date of grant.
Incentive Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant is eligible to receive a cash payment based upon the Company’s success and the cash received by RCIV Holdings ("RCIV"), an affiliate of Apollo, upon the transfer or sale of the 57.46 million shares of Common Stock (the "RCIV Shares") that RCIV received in connection with our initial public offering upon conversion of the $1.3 billion of Convertible Notes that had been purchased by RCIV in January 2011 (the "RCIV Notes"). Each participant is eligible to receive a payment with respect to his or her Incentive Award at such time and from time to time that RCIV receives cash upon the transfer or exchange of RCIV Shares, including any third party sale. A payment would be an amount which bears the same ratio to the dollar amount of the Incentive Award as (i) the aggregate amount of cash received by RCIV at such time for the transfer or exchange of all or a portion of the RCIV Shares bears to (ii) $1.3 billion, representing the amount of the RCIV Notes on the date of issuance. Any payments made under the Phantom Value Plan will be recorded as compensation expense when RCIV receives cash upon the discharge or third-party sale of the RCIV Shares.
In the event that a payment is to be made with respect to an Incentive Award, a participant may elect to receive, in lieu of the cash payment, unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount then due on such Incentive Award, plus restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on continued employment, on the first anniversary of issuance. In addition, Incentive Awards are subject to acceleration and payment upon a change of control as specified in the Phantom Value Plan.
On April 16, 2013, Apollo sold 40.25 million shares of Realogy Holdings common stock at a public offering price of $44.00 per share in an underwritten public offering. RCIV Holdings sold 35.38 million shares in this offering which was approximately 62% of their prior ownership interest of 57.46 million shares.  The sale of shares by RCIV Holdings triggered a payment under the Phantom Value Plan. All of the participants in the Phantom Value Plan elected to receive their payment in shares of common stock and therefore received unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. The Company issued 0.58 million shares of common stock and granted 0.09 million shares of restricted shares of common stock to such executive officers in April 2013 and recognized a charge of approximately $25 million related to the issuance of common stock and $1 million related to the issuance of restricted shares of common stock in the second quarter of 2013. The Company will recognize a charge of approximately $1 million in each of the next three quarters as the restricted shares vest.
On July 16, 2013, Apollo sold the remaining 25.13 million shares of Realogy Holdings common stock it owned at $47.57 per share in an underwritten public offering. RCIV Holdings sold 22.08 million shares in the July 2013 offering.  The sale of shares by RCIV Holdings triggered a second and final payment under the Phantom Value Plan. See Note 12, "Subsequent Events" for additional information.

8.	SEPARATION ADJUSTMENTS, TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES AND RELATED PARTIES
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
The Company has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which the Company assumed and is generally responsible for 62.5%. Upon separation from Cendant, the liabilities assumed by the Company were comprised of certain Cendant corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, the Company would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such excess or deficiency will be reflected in the results of operations in future periods.
The due to former parent balance was $67 million and $69 million at June 30, 2013 and December 31, 2012, respectively. At June 30, 2013, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
Transactions with PHH Corporation
In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax free distribution of 100% of the common stock of PHH Corporation (PHH") to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. In connection with the venture, the Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $2 million and $3 million, for the three and six months ended June 30, 2013, respectively and $1 million and $3 million, for the three and six months ended June 30, 2012, respectively. In addition, the Company recorded equity earnings of $12 million and $21 million, for the three and six months ended June 30, 2013, respectively and $15 million and $25 million, for the three and six months ended June 30, 2012, respectively. The Company received cash dividends from PHH Home Loans of $35 million and $14 million during the six months ended June 30, 2013 and 2012, respectively.

The following presents the summarized financial information for PHH Home Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Statement of operations data:
Total revenues	$92	$92	$171	$166
Total expenses	69	62	129	117
Net income	23	30	42	49
Transactions with Related Parties
The Company has entered into certain transactions in the normal course of business with entities that are owned by affiliates of Apollo. For the three and six months ended June 30, 2013 and 2012, the Company has recognized revenue related to these transactions of less than $1 million in each of the periods.
9.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings per share is computed based on net income available to Realogy Holdings stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Six Months Ended
(in millions, except share data)	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Net income (loss) attributable to Realogy Holdings shareholders	$84	$(25)	$9	$(217)
Basic weighted average shares	145,355,293	8,017,080	145,215,984	8,017,080
Stock options, restricted stock and RSUs (a)	1,281,586	—	1,175,468	—
Weighted average diluted shares	146,636,879	8,017,080	146,391,452	8,017,080

Earnings (Loss) Per Share:
Basic	$0.58	$(3.12)	$0.06	$(27.07)
Diluted	$0.57	$(3.12)	$0.06	$(27.07)
_______________

(a)
Excludes 2.3 million and 2.4 million of stock options, restricted stock and restricted stock units ("RSUs") for the three and six months ended June 30, 2013, respectively, that are anti-dilutive to the diluted earnings per share computation.

10.	COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by former franchisees that franchise agreements were breached including improper terminations;

•
that residential real estate agents engaged by NRT—in certain states—are potentially employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits, indemnification and expense reimbursement available to employees;

•	concerning claims for alleged RESPA or state real estate law violations including but not limited to claims challenging the validity of sales associates indemnification and administrative fees;

•
concerning claims generally against the company owned brokerage operations for negligence or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; and

•
concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent or concerning other title defects or settlement errors.

Real Estate Business Litigation
Barasani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Barasani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company alleging that the Company had misclassified all of its sales associates as independent contractors when they were actually employees. The complaint further alleges that, because of the misclassification, the Company has violated several sections of the Labor Code including Section 2802 for failing to reimburse plaintiff and the class for business related expenses and Section 226 for failing to keep proper records. The complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales agents.
Cendant Corporate Litigation
Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy, Wyndham Worldwide and Travelport, each of Realogy, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy, Wyndham Worldwide, Travelport and/or Cendant’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from Cendant.
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at June 30, 2013.
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, class action lawsuits can be costly to defend and, depending on the class size and claims, could be costly to settle.  As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.
Tax Matters
The Company is subject to income taxes in the United States and several foreign jurisdictions. Significant judgment is required in determining the worldwide provision for income taxes and recording related assets and liabilities. In the ordinary course of business, there are many transactions and calculations where the ultimate tax determination is uncertain. The Company is regularly under audit by tax authorities whereby the outcome of the audits is uncertain. The Company believes there is appropriate support for positions taken on its tax returns. The liabilities that have been recorded represent the best estimates of the probable loss on certain positions and are adequate for all open years based on an assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter. However, the outcomes of tax audits are inherently uncertain.
Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of payments made to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport.

With respect to any remaining legacy Cendant tax liabilities, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at June 30, 2013 and $70 million at December 31, 2012. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled approximately $495 million and $330 million at June 30, 2013 and December 31, 2012, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

11.	SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for secured assets and obligations) and income taxes, each of which is presented in the Company’s Condensed Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Real Estate Franchise Services	$193	$170	$328	$299
Company Owned Real Estate Brokerage Services	1,182	994	1,868	1,611
Relocation Services	108	109	195	197
Title and Settlement Services	130	106	230	194
Corporate and Other (c)	(80)	(70)	(131)	(117)
Total Company	$1,533	$1,309	$2,490	$2,184
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $80 million and $131 million for the three and six months ended June 30, 2013, respectively, and $70 million and $117 million for the three and six months ended June 30, 2012, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $12 million and $20 million for the three and six months ended June 30, 2013, respectively, and $11 million and $18 million for the three and six months ended June 30, 2012, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Real Estate Franchise Services	$133	$99	$205	$160
Company Owned Real Estate Brokerage Services	102	78	94	61
Relocation Services	27	30	37	34
Title and Settlement Services	20	14	24	16
Corporate and Other	(78)	(18)	(93)	(38)
Total Company	$204	$203	$267	$233
Less:
Depreciation and amortization	44	44	86	89
Interest expense, net	67	176	156	346
Income tax expense	9	8	16	15
Net income (loss) attributable to Holdings and Realogy	$84	$(25)	$9	$(217)
_______________

(a)
Includes $43 million related to the loss on early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million restructuring costs, partially offset by a net benefit of $2 million of former parent legacy items for the three months ended June 30, 2013 compared to $2 million of restructuring costs for the three months ended June 30, 2012.

(b) Includes $46 million related to the loss on the early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items for the six months ended June 30, 2013 compared to $5 million of restructuring costs and a $6 million loss on the early extinguishment of debt, partially offset by a net benefit of $3 million of former parent legacy items for the six months ended June 30, 2012.
12.    SUBSEQUENT EVENTS
Secondary Offering
On July 16, 2013, Apollo sold the remaining 25.13 million shares of Realogy Holdings common stock it owned at $47.57 per share in an underwritten public offering. The Company did not receive any proceeds from the offering. The sale of shares by RCIV Holdings triggered a second and final payment under the Phantom Value Plan.
Pursuant to the terms of the Realogy Group Phantom Value Plan, certain of the Company's executive officers are eligible to receive cash payment, or at their election, shares of the Company's common stock, or a combination thereof, as a result of the sale of shares of common stock held by RCIV Holdings, (one of the selling stockholder in the offering and an affiliate of Apollo). RCIV Holdings sold 22.08 million shares in this offering which was approximately 38% of their original ownership interest of 57.46 million shares.  All of the participants' elected to receive their payment in shares of common stock and therefore will receive unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. The Company issued 0.36 million shares of common stock and granted 0.05 million shares of restricted shares of common stock to such executive officers in July 2013 and will recognize a charge of approximately $17 million related to the issuance of common stock and $1 million related to the issuance of restricted shares of common stock in the third quarter of 2013. The Company will recognize a charge of approximately $1 million in each of the next three quarters as the restricted shares vest.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2012 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See “Forward-Looking Statements” in this report and “Forward-Looking Statements” and “Risk Factors” in our 2012 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty®, and Better Homes and Gardens® Real Estate brand names. As of June 30, 2013, our franchise systems had approximately 13,500 franchised and company owned offices and approximately 241,700 independent sales associates operating under our franchise and proprietary brands in the U.S. and 102 other countries and territories around the world, which included approximately 710 of our Company Owned and operated brokerage offices with approximately 41,500 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby's International Realty®, ERA® and CitiHabitats brand names.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services.

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services business.

RECENT DEVELOPMENTS
April 2013 and July 2013 Secondary Offerings
On April 16, 2013, Apollo sold 40.25 million shares of Realogy Holdings common stock at a public offering price of $44.00 per share in an underwritten public offering. On July 16, 2013, Apollo sold the remaining 25.13 million shares of Realogy Holdings common stock it owned at $47.57 per share in an underwritten public offering. The Company did not receive any proceeds from these offerings.
Pursuant to the terms of the Company's Phantom Value Plan, certain of our executive officers are eligible to receive cash payment, or at their election, shares of the Company's common stock, or a combination thereof, as a result of the sale of shares of common stock held by RCIV Holdings, (one of the selling stockholders in the offering and an affiliate of Apollo). RCIV Holdings sold 57.46 million shares in secondary offerings which represented all of their prior ownership interest.  All of the participants elected to receive their payment in shares of common stock and therefore will receive unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. The Company issued 0.94 million shares of common stock to such executive officers and recognized a charge of approximately $26 million in the second quarter of 2013 and will recognize approximately $19 million in the third quarter of 2013, $2 million in each of the next two quarters and $1 million in the subsequent quarter.

April 2013 Senior Subordinated Notes and 12.00% Senior Notes Redemptions
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the $130 million of its 12.00% Senior Notes at a redemption premium of 106% plus interest to the redemption date. The Company recognized a loss on the early extinguishment of debt of $12 million for the note repayments discussed above.
April 2013 Senior Notes Offering; May 2013 11.50% Senior Note Redemption
On April 26, 2013, Realogy Group issued $500 million of 3.375% Senior Notes. The Company used the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013. The Company recognized a loss on the early extinguishment of debt of $31 million for the extinguishment of the 11.50% Senior Notes.
The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013.
* * *
Current Industry Trends
Beginning in 2012, the residential real estate industry began a recovery. We believe that the 2012 and 2013 year-to-date improvement in the residential real estate market is reflective of a continuing market recovery driven by high affordability of home ownership and demand that had built up during an extended period of economic uncertainty, as well as low interest rates and fewer foreclosures. This recovery follows a lengthy downturn which began in the second half of 2005 and continued through 2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. The Case-Shiller homesale price index reflects a 34% homesale price decline from 2006 to 2011.
According to NAR, the housing industry improved with existing homesale transaction volume (i.e., the change in median homesale price plus the change in the number of existing homesale transactions) increasing 15% in 2012 compared to 2011. The most recent NAR forecast estimates that existing homesale transaction volume will increase 19% for 2013 compared to 2012 and increase a further 9% in 2014 compared to 2013.
According to NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The annual composite housing affordability index was 173 as of May 2013 and 194 for 2012 compared to 186 for 2011 and 172 for 2010. The overall high level of this index could continue to favorably impact the housing recovery. In addition, as rental prices have recently continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.2 million homes at the end of June 2013, which is 8% below June 2012, but 24% above the levels in January 2013. Inventory levels, which vary significantly across local housing markets, historically increase in the spring and summer months every year. The June 2013 inventory represents a national average supply of 5.2 months at the current homesales pace and the inventory supply is returning to a more typical level. In select areas of the country, however, there is a lack of inventory at certain price points, which generally has had a positive effect on home prices.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.1% for 2011 through 2012. Although the average mortgage rate has increased 0.7% from January 2013 to June 2013, the mortgage rate of 4.1% at June 2013 is consistent with the average rate for 2011 and 2012 and continues to be historically low. Partially offsetting the positive impact of low mortgage rates are conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions have tightened significantly during this housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. As a result, mortgages are less available to some borrowers and it frequently takes longer to close a homesale transaction due to the enhanced mortgage and underwriting requirements.
Homesales
According to NAR, homesale transactions for 2012 increased to 4.7 million homes or 9% compared to 2011 despite challenging economic conditions during 2012. For the three months ended June 30, 2013, RFG and NRT homesale transactions increased 10% and 12%, respectively, due to an overall increase in homebuyer activity compared to the second quarter of 2012. The quarterly and annual year over year trends in homesale transactions is as follows:

			2013 vs. 2012
	Full Year 2012 vs. 2011		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year 2013 vs. 2012 Forecast
Number of Homesales
Industry
NAR	9%	(a)	8%	(a)	12%	(a)	7%	(b)	4%	(b)	8%	(b)
Fannie Mae (c)	9%		10%		14%		2%		2%		7%
Realogy
Real Estate Franchise Services	9%		6%		10%
Company Owned Real Estate Brokerage Services	14%		5%		12%
_______________

(a)	Historical existing homesale data is as of the most recent NAR existing homesale press release.

(b)	Forecast existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are each forecasting an increase in existing homesale transactions in 2013 of 8% and 7%, respectively, compared to 2012. For 2014, NAR and Fannie Mae are each forecasting an increase in existing homesale transactions of 3% and 6%, respectively, compared to 2013.
Homesale Price
In 2012, the percentage change in the average price of homes brokered by our franchisees outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve, as well as a greater impact from increased activity in the mid and higher price point segment of the housing market and less distressed homesale activity compared to the prior year. We also believe that the improvement in price in 2012 was due to the low level of home inventory in many markets as well as the increase in demand noted by the increase in the number of homesale transactions. For the three months ended June 30, 2013 compared to the same period in 2012, average homesale price was up 10% for RFG and 7% for NRT. The quarterly and annual year over year trend in the price of homes is as follows:

			2013 vs. 2012
	Full Year 2012 vs. 2011		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year 2013 vs. 2012 Forecast
Price of Homes
Industry
NAR	5%	(a)	9%	(a)	9%	(a)	10%	(b)	9%	(b)	11%	(b)
Fannie Mae (c)	7%		11%		8%		8%		8%		8%
Realogy
Real Estate Franchise Services	8%		9%		10%
Company Owned Real Estate Brokerage Services	4%		6%		7%

_______________

(a)	Historical homesale price data is for average price and is as of the most recent NAR existing homesale press release.

(b)	Forecast homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

As of their most recent releases, NAR and Fannie Mae are forecasting an increase in median existing homesale price in 2013 of 11% and 8%, respectively compared to 2012. For 2014, NAR and Fannie Mae are forecasting an increase of 6% and 5%, respectively, in median homesale prices compared to 2013.
Recent Legislative and Regulatory Matters
Dodd-Frank Act. On July 21, 2010, the Dodd-Frank Act was signed into law for the express purpose of regulating the financial services industry.  The Dodd-Frank Act establishes new standards and practices for mortgage originators, including determining a prospective borrower's ability to repay their mortgage, removing incentives for higher cost mortgages, prohibiting prepayment penalties for non-qualified mortgages, prohibiting mandatory arbitration clauses, requiring additional disclosures to potential borrowers and restricting the fees that mortgage originators may collect.  These standards and practices, and the regulations promulgated under the Dodd-Frank Act in early 2013, include limitations, which are scheduled to become effective in 2014, on the amount that a mortgage originator may receive in fees with respect to a "qualified mortgage," including fees received by affiliates of the mortgage originator.  If a loan is considered a “qualified mortgage” the lender is presumed to have made a good faith and reasonable determination of a borrower's ability to repay. To the extent a loan is not a "qualified mortgage," in any action against the lender, the lender will have to demonstrate it complied with all underwriting standards concerning a borrower's ability to repay. Such limitations on fees could adversely affect the fees received by TRG, as provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans.
Certain provisions of the Dodd-Frank Act may impact the operation and practices of Fannie Mae and Freddie Mac and other government sponsored entities, ("GSEs") and require sponsors of securitizations to retain a portion of the economic interest in the credit risk associated with the assets securitized by them.  Substantial reduction in, or the elimination of, GSE demand for mortgage loans could have a material adverse effect on the mortgage industry and the housing industry in general and these provisions may reduce the availability of mortgages to certain individuals.
We are continuing to evaluate all aspects of the Dodd-Frank Act. Such legislation and regulations promulgated pursuant to such legislation could increase down payment requirements and increase mortgage costs, and, as a result, limit mortgage availability. Such legislation and regulations could also curtail affiliated business transactions. Legislation that may be enacted to reform the U.S. housing finance market, including legislation that curtails Freddie Mac and/or Fannie Mae's activities and/or results in the wind down of these entities, could materially and adversely affect the mortgage and housing industries, result in heightened federal regulation and oversight of the mortgage and housing industries, limit mortgage availability, and/or result in increased costs for housing market participants.
Other Housing Factors
Although there have been concerns about significant “shadow inventory” (i.e., properties where the homeowner is seriously delinquent in meeting its mortgage obligations or where the property is in some stage of foreclosure or already a real estate owned property (“REO”)), we do not believe that this will have a significant impact on our business, as the concentration of the shadow inventory is limited to a few regions of the country and the potential increase in unit sales activity should offset in whole or in part the adverse impact on home prices in these regions. Furthermore, according to NAR, the percentage of distressed properties has declined from 26% of sales in June 2012 to 15% of sales in June 2013, and institutions holding distressed mortgages have increasingly shifted activity away from REOs and focused on short sales, which are less disruptive to the market.
We believe that long-term demand for housing and the growth of our industry is primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand vs. supply. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•
lower unit sales, due to insufficient inventory levels in certain markets, the reluctance of first time homebuyers to purchase due to concerns about investing in a home or changing attitudes on home ownership and move-up buyers having limited or negative equity in homes;

•	lower average homesale price, particularly if banks and other mortgage servicers rapidly liquidate foreclosed properties that they are currently holding in certain concentrated affected markets;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	economic instability stemming from ongoing high levels of U.S. debt;

•	a lack of stability or improvement in home ownership levels in the U.S.; and

•
legislative or regulatory reform, including but not limited to reform that adversely impacts the financing of the U.S. housing market or amends the Internal Revenue Code in a manner that negatively impacts home ownership such as reform that reduces the amount that certain taxpayers would be allowed to deduct for home mortgage interest.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending as well as employment trends which have recently shown evidence of a recovery; however, there can be no assurance that corporate spending on relocation services will return to previous levels following any economic recovery.
* * *
While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR historical data is subject to periodic review and revision and these revisions could be material.  NAR and Fannie Mae generally update their forecasts on a monthly basis and subsequent forecasts may change materially from those previously issued. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period could materially differ.
Key Drivers of Our Businesses
Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the “buy” side or the “sell” side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the “buy” side or “sell” side of a homesale transaction and (iv) net effective royalty rate which represents the average percentage of our franchisees’ commission revenues payable to our Real Estate Franchise Services segment, net of volume incentives achieved.
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through June 2013, the average broker commission rate remained fairly stable; however, we expect that, over the long term, the average brokerage commission rates will modestly decline.
The net effective royalty rate has been declining over the past four years. We expect that, over the near term, the net effective royalty rate could continue to modestly decline due to, among other things, an increased concentration of business with larger franchisees which earn higher volume incentives and a shift or increase in volume amongst our brands which operate under different royalty rate arrangements. These factors could have the effect of increasing total net revenues notwithstanding the impact of the net effective royalty rate.
The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, we believe excluding such incentives from the net effective royalty rate provides a more meaningful average for typical franchisees. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of these non-standard incentives on the net effective royalty rate will decrease accordingly. The inclusion of these non-standard incentives would reduce the net effective royalty rate by approximately 16 basis points for the year ended December 31, 2012.

Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region.
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of transferees we serve and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average price per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase in mortgage rates could have a negative impact on refinancing title and closing units.
A decline in the number of homesale transactions and decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees and company owned brokerages, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers.
The following table presents our drivers for the three and six months ended June 30, 2013 and 2012. See “Results of Operations” below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2013	2012	% Change	2013	2012	% Change
Real Estate Franchise Services (a)
Closed homesale sides (b)	302,420	273,771	10%	512,200	471,229	9%
Average homesale price	$236,590	$214,547	10%	$226,076	$205,967	10%
Average homesale broker commission rate	2.55%	2.55%	—	2.55%	2.55%	—
Net effective royalty rate	4.51%	4.64%	(13) bps	4.53%	4.68%	(15) bps
Royalty per side	$281	$263	7%	$272	$256	6%
Company Owned Real Estate Brokerage Services
Closed homesale sides (b)	92,878	82,768	12%	150,938	138,041	9%
Average homesale price	$478,280	$446,732	7%	$458,867	$429,267	7%
Average homesale broker commission rate	2.49%	2.49%	—	2.50%	2.50%	—
Gross commission income per side	$12,598	$11,856	6%	$12,226	$11,497	6%
Relocation Services
Initiations	51,311	48,698	5%	87,262	86,168	1%
Referrals	26,258	22,039	19%	41,935	36,305	16%
Title and Settlement Services
Purchase title and closing units	34,157	29,973	14%	55,663	50,538	10%
Refinance title and closing units	23,123	17,766	30%	47,623	39,782	20%
Average price per closing unit	$1,490	$1,450	3%	$1,415	$1,350	5%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
Assuming all else remains equal, the gain or loss of one business day in the quarter can increase or reduce homesale sides by approximately 2 percentage points at both RFG and NRT. The six months ended June 30, 2013 contained one less business day than the six months ended June 30, 2012.

RESULTS OF OPERATIONS
Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. EBITDA is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented on our Consolidated Statements of Operations. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. As discussed above under “Industry Trends,” our results of operations are significantly impacted by industry and economic factors that are beyond our control.
Three Months Ended June 30, 2013 vs. Three Months Ended June 30, 2012
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2013	2012	Change
Net revenues	$1,533	$1,309	$224
Total expenses (1)	1,451	1,340	111
Income (loss) before income taxes, equity in earnings and noncontrolling interests	82	(31)	113
Income tax expense	9	8	1
Equity in earnings of unconsolidated entities	(13)	(15)	2
Net income (loss)	86	(24)	110
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$84	$(25)	$109
_______________

(1)
Total expenses for the three months ended June 30, 2013 includes $43 million related to the loss on the early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $2 million of former parent legacy items. Total expenses for the three months ended June 30, 2012 includes $2 million of restructuring costs.

Net revenues increased $224 million (17%) for the three months ended June 30, 2013 compared with the three months ended June 30, 2012, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily due to an increase in homesale transactions and homesale price as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $111 million (8%) primarily due to:

•	a $138 million increase in commission and other agent-related costs, due to increased volume and top producing agents completing a higher proportion of homesale transactions,

•
a $28 million increase in operating expenses primarily related to an $18 million increase in variable operating costs for the Title and Settlement services segment as a result of increases in resale, refinancing and underwriting volume, and a $6 million increase in other operating expenses for the Company Owned Real Estate Brokerage Services,

•
a $43 million loss on the early extinguishment of debt related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes, and

•
a $26 million increase in employee related costs under the Phantom Value Plan due to the secondary equity offering completed in April 2013 offset by a $10 million decrease in employee related costs related to the absence of the two year retention plan implemented in November 2010;

partially offset by,

•	a $109 million decrease in interest expense for the three months ended June 30, 2013 compared to the three months ended June 30, 2012 as a result of reduced indebtedness.
Income tax expense for the three months ended June 30, 2013 was $9 million.  This expense included $7 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $2 million was recognized for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax expense was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30, 2013 and 2012:

	Revenues (a)			EBITDA (b)			Margin
	2013	2012	% Change	2013	2012	% Change	2013	2012	Change
Real Estate Franchise Services	$193	$170	14%	$133	$99	34%	69%	58%	11
Company Owned Real Estate Brokerage Services	1,182	994	19	102	78	31	9	8	1
Relocation Services	108	109	(1)	27	30	(10)	25	28	(3)
Title and Settlement Services	130	106	23	20	14	43	15	13	2
Corporate and Other	(80)	(70)	*	(78)	(18)	*
Total Company	$1,533	$1,309	17%	$204	$203	—%	13%	16%	(3)
Less: Depreciation and amortization				44	44
Interest expense, net				67	176
Income tax expense				9	8
Net income (loss) attributable to Realogy Holdings and Realogy Group				$84	$(25)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $80 million and $70 million during the three months ended June 30, 2013 and 2012, respectively.

(b)
EBITDA for the three months ended June 30, 2013 includes $43 million related to the loss on early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $2 million of former parent legacy items. EBITDA for the three months ended June 30, 2012 includes $2 million of restructuring costs.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 3 percentage points to 13% for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to a $43 million loss on the early extinguishment of debt as a result of the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes and $26 million of expense related to the Phantom Value Plan as a result of the secondary offering partially offset by improved margins at the Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments due to higher homesale transaction volume.
On a segment basis, the Real Estate Franchise Services segment margin increased 11 percentage points to 69% from 58%. The three months ended June 30, 2013 reflected increases in franchisee royalty revenue due to an increase in homesale transactions and price along with a decrease in legal expenses. The Company Owned Real Estate Brokerage Services segment margin increased 1 percentage point to 9% from 8% in the prior period due to an increase in the number of homesale transactions and price resulting in a higher gross commission income per side, partially offset by lower PHH Home Loan earnings. The Relocation Services segment margin decreased 3 percentage points to 25% from 28% in the comparable prior period primarily due to the absence of a $2 million net reduction in insurance loss reserves recognized in 2012. The Title and Settlement Services segment margin increased 2 percentage points to 15% from 13% due to increases in refinancing transactions, resale transactions and underwriter revenue.

Corporate and Other EBITDA for the three months ended June 30, 2013 decreased $60 million to negative $78 million primarily due to a $43 million loss on the early extinguishment of debt related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in the second quarter of 2013. In addition, the Company recorded a $4 million restructuring charge due to the relocation of its corporate headquarters and $17 million related to the Corporate portion of the expense recognized under the Phantom Value Plan for the secondary equity offering completed in April 2013. These increases were partially offset by a net benefit of $2 million in former parent legacy items and the absence of the Apollo management fee of $4 million.
Real Estate Franchise Services
Revenues increased $23 million to $193 million and EBITDA increased $34 million to $133 million for the three months ended June 30, 2013 compared with the same period in 2012.
The increase in revenue was driven by a $13 million increase in third-party domestic franchisee royalty revenue due to a 10% increase in the number of homesale transactions along with a 10% increase in the average homesale price, partially offset by a lower net effective royalty rate as a result of our larger affiliates continuing to achieve higher volume levels. Marketing revenue and related expense decreased $6 million and $7 million, respectively, primarily due to lower advertising spending during the second quarter of 2013 compared to the same period in 2012.
The increase in revenue was also attributable to a $12 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $77 million and $65 million during the second quarter of 2013 and 2012, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $34 million increase in EBITDA was principally due to the $25 million increase in royalty revenues discussed above and an $11 million decrease in legal expenses primarily due to the settlement of a legal matter in 2012.
Company Owned Real Estate Brokerage Services
Revenues increased $188 million to $1,182 million and EBITDA increased $24 million to $102 million for the three months ended June 30, 2013 compared with the same period in 2012.
The increase in revenues of $188 million was due to increased commission income earned on homesale transactions which was primarily driven by a 12% increase in the number of homesale transactions and a 7% increase in the average price of homes. The 12% increase in homesale transactions was due to higher activity in all but two smaller markets we serve. In addition, in a select few of our markets—particularly on the west coast—inventory constraints moderated transaction activity. The 7% increase in average homesale price is lower than our Real Estate Franchise Services segment and is reflective of a continuation in the shift in sales activity to NRT's lower priced markets, a trend that we have been seeing for the past 18 months. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA increased $24 million primarily due to the $188 million increase in revenues discussed above partially offset by a $138 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $12 million increase in royalties paid to the Real Estate Franchise Services, a $6 million increase in other operating expenses, a $5 million increase in employee related costs and a $3 million decrease in equity earnings related to our investment in PHH Home Loans. Commission expense as a percentage of gross commission income increased compared to the same period in 2012, caused by a continuation of the trend we experienced throughout 2012 whereby our sales associates who command higher commissions completed a higher proportion of the closings this period compared to the prior period. Commission schedules are generally progressive to incentivize sales associates with higher levels of production.
Relocation Services
Revenues decreased $1 million to $108 million and EBITDA decreased $3 million to $27 million for the quarter ended June 30, 2013 compared with the same quarter in 2012.
The decrease in revenues was primarily driven by a $3 million decrease in relocation revenue due to lower domestic relocation volume and fees partially offset by a $1 million increase in referral fees due to increased transaction volume and higher home values and a $1 million increase in international revenue due to increased transaction volume compared to the same quarter in 2012.

EBITDA decreased $3 million as a result of the $1 million decrease in revenues noted above and the absence of a $2 million net reduction in insurance loss reserves recognized in 2012.
Title and Settlement Services
Revenues increased $24 million to $130 million and EBITDA increased $6 million to $20 million for the quarter ended June 30, 2013 compared with the same quarter in 2012.
The increase in revenues was primarily driven by a $10 million increase in resale volume, a $7 million increase in refinancing transactions and a $7 million increase in underwriter revenue. Resale title and closing units increased 14%, refinance title and closing units increased 30%, and average price per closing increased 3% for the quarter ended June 30, 2013 compared with the same quarter in 2012.
EBITDA increased $6 million as a result of the $24 million increase in revenues discussed above, partially offset by an $18 million increase in variable operating costs as a result of the increase in transaction volume.
Six Months Ended June 30, 2013 vs. Six Months Ended June 30, 2012
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2013		2012	Change
Net revenues	$2,490		$2,184	$306
Total expenses (1)	2,484		2,410	74
Income (loss) before income taxes, equity in earnings and noncontrolling interests	6		(226)	232
Income tax expense	16		15	1
Equity in earnings of unconsolidated entities	(22)		(25)	3
Net income (loss)	12	—	(216)	228
Less: Net income attributable to noncontrolling interests	(3)		(1)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$9		$(217)	$226
_______________

(1)
Total expenses for the six months ended June 30, 2013 includes $46 million related to the loss on the early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items. Total expenses for the six months ended June 30, 2012 includes $6 million related to the loss on the early extinguishment of debt and $5 million of restructuring costs, partially offset by a net benefit of $3 million of former parent legacy items.

Net revenues increased $306 million (14%) for the six months ended June 30, 2013 compared with the six months ended June 30, 2012, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily due to an increase in homesale transactions and homesale price as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $74 million (3%) primarily due to:

•	a $190 million increase in commission and other agent-related costs due to the increase in transaction volume and top producing agents completing a higher proportion of homesale transactions,

•
a $40 million increase in the loss on early extinguishment of debt related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in the second quarter of 2013, reduced by the Senior Secured Notes Offering in 2012,

•
a $37 million increase in operating expenses primarily related to a $27 million increase in variable operating costs for the Title and Settlement segment as a result of increases in resale, refinancing and underwriter volume and a $7 million increase in other operating expenses for the Company Owned Real Estate Brokerage Services, and

•
a $26 million increase in employee related costs under Phantom Value Plan due to the secondary equity offering completed in April 2013 partially offset by a $20 million decrease in employee related costs due to the absence of the two year retention plan implemented in November 2010;

partially offset by,

•	a $190 million decrease in interest expense for the six months ended June 30, 2013 compared to the six months ended June 30, 2012 as a result of reduced indebtedness.
Income tax expense for the six months ended June 30, 2013 was $16 million.  This expense included $13 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million was recognized for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax expense was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30, 2013 and 2012:

	Revenues (a)			EBITDA (b)			Margin
	2013	2012	% Change	2013	2012	% Change	2013	2012	Change
Real Estate Franchise Services	$328	$299	10%	$205	$160	28%	63%	54%	9
Company Owned Real Estate Brokerage Services	1,868	1,611	16	94	61	54	5	4	1
Relocation Services	195	197	(1)	37	34	9	19	17	2
Title and Settlement Services	230	194	19	24	16	50	10	8	2
Corporate and Other	(131)	(117)	*	(93)	(38)	*
Total Company	$2,490	$2,184	14%	$267	$233	15%	11%	11%	—
Less: Depreciation and amortization				86	89
Interest expense, net				156	346
Income tax expense				16	15
Net income (loss) attributable to Realogy Holdings and Realogy Group				$9	$(217)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $131 million and $117 million during the six months ended June 30, 2013 and 2012, respectively.

(b)
EBITDA for the six months ended June 30, 2013 includes $46 million related to the loss on early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items. EBITDA for the six months ended June 30, 2012 includes $6 million related to the loss on the early extinguishment of debt and $5 million of restructuring costs, partially offset by a net benefit of $3 million of former parent legacy items.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues remained flat at 11% for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to improved margins at the Real Estate Franchise Services segment as a result of higher homesale transaction volume and homesale price, partially offset by a $46 million loss on the early extinguishment of debt as a result of redemption of the Company's Senior Notes and Senior Subordinated Notes and $26 million of expense related to the Phantom Value Plan as a result of the secondary offering completed in April 2013.
On a segment basis, the Real Estate Franchise Services segment margin increased 9 percentage points to 63% from 54% in the prior period due to an increase in franchisee royalty revenue as a result of an increase in homesale transactions and price along with a decrease in legal expenses. The Company Owned Real Estate Brokerage Services segment margin increased 1 percentage points to 5% from 4% in the prior period due to an increase in the number of homesale transactions and price resulting in a higher gross commission income per side. The Relocation Services segment margin increased 2 percentage points to 19% from 17% in the comparable prior period primarily due to foreign currency exchange rate gains in 2013 compared to losses in 2012 and a decrease in restructuring expenses. The Title and Settlement Services segment margin increased 2 percentage points to 10% from 8% due to increases in refinancing transactions, resale transactions and underwriter revenue.

Corporate and Other EBITDA for the six months ended June 30, 2013 decreased $55 million to negative $93 million primarily due to a $46 million loss on the early extinguishment of debt related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in the second quarter of 2013 compared to $6 million as a result of the 2012 Senior Secured Notes Offering completed in the first quarter of 2012. In addition there was $17 million related to the Corporate portion of the expense recognized under the Phantom Value Plan for the secondary equity offering completed in April 2013.
Real Estate Franchise Services
Revenues increased $29 million to $328 million and EBITDA increased $45 million to $205 million for the six months ended June 30, 2013 compared with the same period in 2012.
The increase in revenue was driven by an $18 million increase in third-party domestic franchisee royalty revenue due to a 9% increase in the number of homesale transactions along with a 10% increase in the average homesale price, partially offset by a lower net effective royalty rate as a result of our larger affiliates continuing to achieve higher volume levels. Marketing revenue and related expense decreased $7 million and $8 million, respectively, primarily due to lower advertising spending during the first six months of 2013 compared to the same period in 2012.
The increase in revenue was also attributable to a $15 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $124 million and $109 million during the first six months of 2013 and 2012, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $45 million increase in EBITDA was principally due to the $33 million increase in royalty revenues discussed above and a $14 million decrease in legal expenses primarily due to the settlement of a legal matter in 2012.
Company Owned Real Estate Brokerage Services
Revenues increased $257 million to $1,868 million and EBITDA increased $33 million to $94 million for the six months ended June 30, 2013 compared with the same period in 2012.
The increase in revenues of $257 million was due to increased commission income earned on homesale transactions which was primarily driven by a 9% increase in the number of homesale transactions and a 7% increase in the average price of homes. The 9% increase in homesale transactions was due to higher activity in most of the markets we serve, although in a select few of our markets, inventory constraints moderated transaction activity. The 7% increase in average homesale is lower than our Real Estate Franchise Services segment and is reflective of a continuation in the shift in sales activity to NRT's lower priced markets and reflects a trend that we have been seeing for the past 18 months. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA increased $33 million primarily due to the $257 million increase in revenues discussed above, partially offset by a $190 million increase in commission expenses paid to real estate agents as a result of the increase in revenues and a $15 million increase in royalties paid to the Real Estate Franchise Services. In addition, there was a $7 million increase in other operating expenses, a $6 million increase in employee related costs, and a $4 million decrease in equity earnings related to our investment in PHH Home Loans. Commission expense as a percentage of gross commission income increased compared to the same period in 2012, caused by a continuation of the trend we experienced throughout 2012 whereby our sales associates who command higher commissions completed a higher proportion of the closings this year compared to last year. Commission schedules are generally progressive to incentivize sales associates with higher levels of production.
Relocation Services
Revenues decreased $2 million to $195 million and EBITDA increased $3 million to $37 million for the six months ended June 30, 2013 compared with the same period in 2012.
The decrease in revenues was primarily driven by a $5 million decrease in relocation revenue due to lower domestic relocation volume, partially offset by a $2 million increase in referral fees and a $1 million increase in international revenue due to increased transaction volume compared to the same period in 2012.

EBITDA increased $3 million primarily as a result of a $3 million net change in foreign currency exchange rate gains in 2013 compared with losses in 2012 and a $1 million decrease in restructuring expenses, partially offset by the $2 million decrease in revenue discussed above.
Title and Settlement Services
Revenues increased $36 million to $230 million and EBITDA increased $8 million to $24 million for the six months ended June 30, 2013 compared with the same period in 2012.
The increase in revenues was primarily driven by a $14 million increase in resale volume, a $12 million increase in refinancing transactions and an $11 million increase in underwriter revenue. Resale title and closing units increased 10%, refinance title and closing units increased 20%, and average price per closing increased 5% for the six months ended June 30, 2013 compared with the same period in 2012.
EBITDA increased $8 million as a result of the $36 million increase in revenues discussed above, partially offset by a $27 million increase in variable operating costs as a result of the increase in transaction volume.
2013 Corporate Headquarters Relocation
During the second quarter of 2013, the Company completed the relocation of its corporate headquarters from Parsippany NJ to Madison NJ. As a result of this relocation, the Company has recognized a $4 million restructuring charge for the three and six months ended June 30, 2013 which is primarily comprised of lease payments on the former corporate headquarters through October 2013. At June 30, 2013, the remaining liability is $2 million.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. During the six months ended June 30, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $3 million at June 30, 2013.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2011. At December 31, 2012, the remaining liability was $11 million. During the six months ended June 30, 2013, the Company utilized $3 million of the remaining accrual resulting in a remaining liability of $8 million related to future lease payments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	June 30, 2013	December 31, 2012	Change
Total assets	$7,299	$7,445	$(146)
Total liabilities	5,753	5,926	(173)
Total equity	1,546	1,519	27
For the six months ended June 30, 2013, total assets decreased $146 million primarily as a result of a $189 million decrease in cash and cash equivalents primarily due to the redemption of the 11.50% Senior Notes, 12.00% Senior Notes and Senior Subordinated Notes, and a decrease in franchise agreements and other intangibles of $33 million and $17 million, respectively, due to amortization, partially offset by a $12 million increase in trade receivables and an $82 million increase in relocation receivables.
Total liabilities decreased $173 million due to a $210 million decrease in total indebtedness primarily related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes and Senior Subordinated Notes and a $25 million decrease in accrued expenses and other current liabilities primarily due to a decrease in accrued interest as a result of reduced indebtedness. The decrease was partially offset by a $59 million increase in accounts payable.
Total equity increased $27 million primarily due to a $22 million increase in additional paid in capital related to stock-based compensation and a $9 million increase due to net income attributable to Realogy Holdings and Realogy Group for the six months ended June 30, 2013.
LIQUIDITY AND CAPITAL RESOURCES
In October 2012, the Company raised net proceeds of approximately $1.2 billion in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2.1 billion of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes, and issuance of $500 million of 3.375% Senior Notes and borrowings under our revolving credit facility with which we repaid or redeemed our 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes, 13.375% Senior Subordinated Notes and 13.5% Second Lien Loans and the amendment and restatement of our senior secured credit facility, our outstanding indebtedness has been reduced by approximately $3.1 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but it continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) an unanticipated increase in LIBOR or ABR, as well as (iii) our inability to access our relocation securitization programs.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Primarily as a consequence of our cash interest obligations, we experienced negative cash flows in 2012 given the substantial leverage we had in place for the first ten months of 2012. However, given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our recent indebtedness repayments and refinancings, we expect to generate positive cash flows from operations in 2013, assuming conditions in the residential real estate market do not substantially deteriorate. We intend to use such cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We believe that we are experiencing a sustainable recovery in the residential real estate market. As discussed under the heading “Current Industry Trends,” we have seen improvement in affordability and an increase in homesale sides and average homesale price at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment; however, we are not certain of the length or improvement level that may be associated with this recovery. Moreover, if the residential real estate market or the economy as a whole does not improve or deteriorates, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first and fourth quarters of every year.
We will continue to evaluate potential refinancing and financing transactions. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. There can be no assurance that financing will be available to us on acceptable terms or at all.

Cash Flows
At June 30, 2013, we had $187 million of cash and cash equivalents, a decrease of $189 million compared to the balance of $376 million at December 31, 2012. The following table summarizes our cash flows for the six months ended June 30, 2013 and 2012:

	Six Months Ended June 30,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$98	$(93)	$191
Investing activities	(29)	(30)	1
Financing activities	(257)	118	(375)
Effects of change in exchange rates on cash and cash equivalents	(1)	—	(1)
Net change in cash and cash equivalents	$(189)	$(5)	$(184)
For the six months ended June 30, 2013, $191 million more cash was provided by operating activities compared to the same period in 2012. For the six months ended June 30, 2013, $98 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $115 million as well as an increase of $39 million in accounts payable, accrued expenses and other liabilities and $36 million of cash dividends received from unconsolidated subsidiaries. This was partially offset by cash used due to an increase of $83 million and $14 million in relocation receivables and trade receivables, respectively. For the six months ended June 30, 2012, $93 million of cash was used in operating activities due to negative cash flows from operating results of $125 million after $320 million of cash interest payments as well as an increase of $27 million and $41 million in trade receivables and relocation receivables, respectively. This was partially offset by an increase of $82 million in accounts payable, accrued expenses and other liabilities and $15 million of cash dividends received from unconsolidated subsidiaries.
We received cash dividends from PHH Home Loans of $35 million and $14 million during the six months ended June 30, 2013 and 2012, respectively. We expect that PHH Home Loans will continue to generate income and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will continue to be dependent upon the financial results of PHH Home Loans.
For the six months ended June 30, 2013, we used $1 million less cash for investing activities compared to the same period in 2012. For the six months ended June 30, 2013, $29 million of cash was used for $22 million of property and equipment additions, $3 million of acquisition related payments and a $1 million increase in restricted cash. For the six months ended June 30, 2012, $30 million of cash was used in investing activities primarily for $19 million of property and equipment additions, $4 million of acquisition related payments, a $3 million increase in restricted cash and net purchases of certificates of deposit of $4 million.
For the six months ended June 30, 2013, we used $375 million more cash for financing activities compared to the same period in 2012. For the six months ended June 30, 2013, $257 million of cash was used for the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million, payment of $28 million of debt issuance costs and $16 million of other financing related payments. These uses were partially offset by $79 million of additional proceeds from the extension of the term loan facility, $500 million of proceeds from the issuance of senior notes and $32 million from an increase in revolver borrowings. For the six months ended June 30, 2012, $118 million of cash was provided by financing activities as a result of the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes partially offset by $640 million of term loan facility repayments, the repayment of revolver borrowings of $94 million and $61 million of securitization obligation repayments.

Financial Obligations
Indebtedness Table
As of June 30, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$140	$335
Term loan facility	(3)	March 2020	1,915	1,896	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	325	325	—
Other bank indebtedness	(4)	August 2013	8	2	6
Senior Notes	3.375%	May 2016	500	500	—
Securitization obligations: (5)
Apple Ridge Funding LLC		December 2013	325	234	91
Cartus Financing Limited (6)		Various	61	26	35
			$4,902	$4,416	$467
_______________

(1)	On July 31, 2013, the Company had $55 million outstanding on the revolving credit facility and no outstanding letters of credit on such facility, leaving $420 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A., prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,915 million term loan, less a discount of $19 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.50% (with an ABR floor of 2.0%).

(4)
A revolving credit facility in the U.K. with a capacity of £5 million ($8 million) which expires in August 2013. The facility has a one-year term with certain options for renewal. The interest rate with respect to the revolving credit facility is based on the bank's base rate plus 2.0%. This facility is supported by a letter of credit issued under the senior secured credit facility.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)
Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2013. The Company expects to renew the £5 million facility in August 2013.

Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility. The interest rate with respect to the term loan is based on, at our option, adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or ABR plus 2.50% (with an ABR floor of 2.0%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at our option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.

The Amended and Restated Credit Agreement also retains a $155 million synthetic letter of credit facility, approximately $36 million of which matures on October 10, 2013 and the balance of which matures on October 10, 2016.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of June 30, 2013, the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $85 million of letters of credit for other general corporate purposes.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if our senior secured leverage ratio is less than 3.50 to 1.0 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
The term loan facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount of the term loan facility, commencing June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries, including but not limited to (a) a first-priority pledge of substantially all capital stock held by Realogy Group or any subsidiary guarantor (which pledge, with respect to obligations in respect of the borrowings secured by a pledge of the stock of any first-tier foreign subsidiary, is limited to 100% of the non-voting stock (if any) and 65% of the voting stock of such foreign subsidiary), and (b) perfected first-priority security interests in substantially all tangible and intangible assets of Realogy Group and each subsidiary guarantor, subject to certain exceptions.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio not to exceed 4.75 to 1.0 tested on a quarterly basis but only if the aggregate amount of borrowings outstanding under the revolving credit facility together with the aggregate amount of letters of credit issued under the letter of credit subfacility at the end of the applicable quarter, exceed 25% of the aggregate revolving credit facility commitments. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. At June 30, 2013, Realogy Group’s aggregate borrowings and outstanding letters of credit issued under the revolving credit facility exceeded 25% of the aggregate revolving credit facility commitments and therefore the senior secured leverage ratio computation was required. At June 30, 2013, Realogy Group’s senior secured leverage ratio was 3.37 to 1.0 and it was in compliance with the senior secured leverage ratio covenant.
Realogy Group has the right to cure an event of default of the senior secured leverage ratio in three of any of the 4 consecutive quarters with additional equity infused as capital into Realogy Group. If Realogy Group is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an “event of default” under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
If an event of default occurs under the senior secured credit facility, and Realogy Group fails to obtain a waiver from the lenders, Realogy Group’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to Realogy Group;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require Realogy Group to apply all of its available cash to repay these borrowings; or

•	could prevent Realogy Group from making payments on the First Lien Notes, the First and a Half Lien Notes or the unsecured notes;
any of which could result in an event of default under the First Lien Notes, the First and a Half Lien Notes, the unsecured notes and the Company’s Apple Ridge Funding LLC securitization program.

If Realogy Group were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility, which assets also secure its other secured indebtedness. Realogy Group has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then Realogy Group may not have sufficient assets to repay the senior secured credit facility and its other indebtedness, including the First Lien Notes, the First and a Half Lien Notes and the unsecured notes, or be able to borrow sufficient funds to refinance such indebtedness. Even if Realogy Group is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to Realogy Group.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First and a Half Lien Notes. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The $700 million of 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The $325 million of 9.0% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
Unsecured Notes
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the $130 million of its 12.00% Senior Notes at a premium of 106%.
On April 26, 2013, Realogy Group issued $500 million of 3.375% Senior Notes. The Company used the net proceeds from the offering of the 3.375% Senior Notes of approximately $494 million, along with borrowings under its revolving credit facility, to redeem all of the $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest on the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of the Company that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $325 million and an expiration date of December 2013. On April 19, 2013, the Company elected to reduce the available capacity of the Apple Ridge securitization facility by $50 million from $375 million.

Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2013. The Company expects to renew the £5 million facility in August 2013. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes.
The Apple Ridge entities and the Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Realogy Group’s relocation business in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Realogy Group’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program. The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, any uncured breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s senior secured credit facility, and cross-defaults to Realogy Group’s material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of our relocation business.
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $382 million and $309 million of underlying relocation receivables and other related relocation assets at June 30, 2013 and December 31, 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $4 million for the three and six months ended June 30, 2013, respectively and $2 million and $4 million for the three and six months ended June 30, 2012, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.1% and 3.5% for the six months ended June 30, 2013 and 2012, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions and note redemptions, the Company recorded a loss on the early extinguishment of debt of $46 million and wrote off deferred financing costs of $2 million to interest expense during the six months ended June 30, 2013.
As a result of the 2012 Senior Secured Notes Offering and the use of proceeds to repay indebtedness, the Company recorded a loss on the early extinguishment of debt of $6 million during the six months ended June 30, 2012.
Covenants under the Senior Secured Credit Facility and Certain Indentures
The senior secured credit facility and the indentures governing the First Lien Notes, First and a Half Lien Notes and the 3.375% Senior Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:

•	incur or guarantee additional debt;

•	pay dividends or make distributions to Realogy Group’s stockholders, including Realogy Holdings;

•	repurchase or redeem capital stock or subordinated indebtedness;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of Realogy Group's subsidiaries to pay dividends or to make other payments to Realogy Group;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of Realogy Group's and its material subsidiaries' assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase indebtedness.
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, on the last day of each fiscal quarter, the financial covenant in the senior secured credit facility requires us to maintain on a quarterly basis a senior secured leverage ratio not to exceed a maximum amount. Specifically, Realogy Group’s total senior secured net debt to trailing twelve month Adjusted EBITDA may not exceed 4.75 to 1.0, tested on a quarterly basis, but only if the aggregate amount of borrowings outstanding under the revolving credit facility together with the aggregate amount of letters of credit issued under the letter of credit subfacility at the end of the applicable quarter, exceed 25% of the aggregate revolving credit facility commitments. Total senior secured net debt does not include the securitization obligations, the First and a Half Lien Notes or the Unsecured Notes or other unsecured indebtedness or indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes. At June 30, 2013, the Company’s senior secured leverage ratio was 3.37 to 1.0. Based upon the Company’s financial forecast, the Company believes that it will continue to be in compliance with the senior secured leverage ratio covenant during the next twelve months.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, IPO related costs for the Convertible Notes, loss on the early extinguishment of debt, non-cash charges, Apollo management fees, fees for the secondary offering and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. Adjusted EBITDA calculated for a three-month period adjusts for the same items as for a twelve-month period, except that the pro forma effect of cost savings, business optimizations and acquisitions and new franchisees are calculated as of the beginning of the three-month period instead of the twelve-month period.
We present EBITDA and Adjusted EBITDA because we believe EBITDA and Adjusted EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provide greater transparency into our results of operations. Our management, including our chief operating decision maker, uses EBITDA as a factor in evaluating the performance of our business. EBITDA and Adjusted EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.
We believe EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, which may vary for different companies for reasons unrelated to operating performance. We further believe that EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an EBITDA measure when reporting their results.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and you should not consider EBITDA or Adjusted EBITDA either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

•	these measures do not reflect changes in, or cash requirement for, our working capital needs;

•
these measures do not reflect our interest expense (except for interest related to our securitization obligations), or the cash requirements necessary to service interest or principal payments on our debt;

•	these measures do not reflect our income tax expense or the cash requirements to pay our taxes;

•	these measures do not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and these measures do not reflect any cash requirements for such replacements; and

•	other companies may calculate these measures differently so they may not be comparable.
In addition to the limitations described above, Adjusted EBITDA includes pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma full period effect of acquisitions and new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods.
A reconciliation of net income (loss) attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2013 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2012	June 30, 2012	December 31, 2012	June 30, 2013	June 30, 2013
Net income (loss) attributable to Realogy (a)	$(543)	$(217)	$(326)	$9	$(317)
Income tax expense	39	15	24	16	40
Income (loss) before income taxes	(504)	(202)	(302)	25	(277)
Interest expense, net	528	346	182	156	338
Depreciation and amortization	173	89	84	86	170
EBITDA (b)	197	233	(36)	267	231
Restructuring costs and former parent legacy costs (benefit), net (c)					5
IPO related costs for the Convertible Notes					361
Loss on the early extinguishment of debt					64
Pro forma cost savings for 2013 restructuring initiatives (d)					2
Pro forma cost savings for 2012 restructuring initiatives (e)					2
Pro forma effect of business optimization initiatives (f)					21
Non-cash charges (g)					19
Non-recurring fair value adjustments for purchase accounting (h)					2
Pro forma effect of acquisitions and new franchisees (i)					5
Apollo management fees (j)					31
Fees for secondary offering					1
Incremental securitization interest costs (k)					6
Adjusted EBITDA					$750
Total senior secured net debt (l)					$2,528
Senior secured leverage ratio					3.37	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) a loss of $34 million for the third quarter of 2012, (ii) a loss of $292 million for the fourth quarter of 2012, (iii) a loss of $75 million for the first quarter of 2013 and (iv) income of $84 million for the second quarter of 2013.

(b)
EBITDA consists of: (i) $213 million for the third quarter of 2012, (ii) negative $249 million for the fourth quarter of 2012, (iii) $63 million for the first quarter 2013 and (iv) $204 million for the second quarter of 2013.

(c)	Consists of $11 million of restructuring costs partially offset by a net benefit of $6 million for former parent legacy items.

(d)	Represents incremental costs incurred in the second quarter for the Corporate headquarters that are not expected to recur in subsequent periods.

(e)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2012. From this restructuring, we expect to reduce our operating costs by approximately $13 million on a twelve-month run-rate basis and estimate that $11 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from July 1, 2012 through the time they were put in place had those actions been effected on July 1, 2012.

(f)
Represents the twelve-month pro forma effect of business optimization initiatives including $3 million related to our Relocation Services integration costs, $4 million related to vendor renegotiations, $8 million related to business cost cutting initiatives and $6 million for employee retention accruals. The employee retention accruals reflect the two year employee retention plan that was implemented in November 2010 in lieu of our customary bonus plan, due to the ongoing and prolonged downturn in the housing market in order to ensure the retention of executive officers and other key personnel, principally within our corporate services unit and the corporate offices of our four business units.

(g)
Represents the elimination of non-cash expenses, including $36 million of stock-based compensation expense less $15 million for the change in the allowance for doubtful accounts and notes reserves and $2 million of other items from July 1, 2012 through June 30, 2013.

(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(i)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on July 1, 2012. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2012.

(j)	Represents the elimination of the expense recognized for the termination of the Apollo management fee agreement for the twelve months ended June 30, 2013.

(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2013.

(l)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,648 million plus $15 million of capital lease obligations less $135 million of readily available cash as of June 30, 2013. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes, including our securitization obligations and the 3.375% Senior Notes.

Set forth in the table below is a reconciliation of net income (loss) attributable to Realogy to Adjusted EBITDA for the three-month periods ended June 30, 2013 and 2012:

	Three Months Ended
	June 30, 2013		June 30, 2012
Net income (loss) attributable to Realogy	$84		$(25)
Income tax expense	9		8
Income (loss) before income taxes	93		(17)
Interest expense, net	67		176
Depreciation and amortization	44		44
EBITDA	204		203
Restructuring costs and former parent legacy costs (benefit), net	2		2
Loss on the early extinguishment of debt	43		—
Non-cash charges	20		(4)
Pro forma cost savings for restructuring initiatives	2		—
Pro forma effect of business optimization initiatives	3		11
Non-recurring fair value adjustments for purchase accounting	1		1
Pro forma effect of acquisitions and new franchisees	1		1
Apollo management fees	—		4
Fees for secondary offering	1	1	—
Incremental securitization interest costs	1		1
Adjusted EBITDA	278		219

Liquidity Risks
Our liquidity position may be negatively affected as a result of the following specific liquidity risks.
Interest Requirements and Seasonality
With the completion of the Company's initial public offering and related transactions in October 2012, our interest expense is substantially reduced from its level as of September 30, 2012. Our liquidity position, however, will continue to be negatively impacted by the interest expense on our debt obligations and could be negatively impacted by a deterioration in the residential real estate market or the economy as a whole.
Our business segments are also subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, certain of our other expenses, such as facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first and fourth quarters of every year. If there is not a sustained recovery in the housing market, we may be required to seek additional sources of working capital for our future liquidity needs. There can be no assurance that we would be able to obtain financing on acceptable terms or at all.
Interest Rate Risk
Certain of our borrowings, primarily borrowings under the senior secured credit facility and our securitization arrangements, are at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our financial results would be negatively impacted. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our floating interest rate debt facilities.
Securitization Programs
Funding requirements of our relocation business are primarily satisfied through the issuance of securitization obligations to finance relocation receivables and advances. The Apple Ridge program has restrictive covenants, including restrictions on dividends, and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s senior secured credit facility if uncured, and cross-defaults to Realogy Group’s material indebtedness.
Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2013:

	Remaining
	2013	2014	2015	2016	2017	Thereafter	Total
Revolving credit facility (a)	$—	$—	$—	$—	$—	$140	$140
Term loan facility (b)	10	19	19	19	19	1,830	1,916
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	700	700
9.00% First and a Half Lien Notes	—	—	—	—	—	325	325
3.375% Senior Notes	—	—	—	500	—	—	500
Interest payments on long-term debt (c)	123	246	245	232	217	454	1,517
Securitized obligations (d)	260	—	—	—	—	—	260
Operating leases (e)	67	116	86	51	34	118	472
Capital leases (including imputed interest)	4	6	4	2	1	—	17
Purchase commitments (f)	37	34	18	12	9	237	347
Total (g) (h)	$501	$421	$372	$816	$280	$4,397	$6,787

_______________

(a)
The Company’s senior secured credit facility includes a $475 million revolving facility expiring in March 2018. Outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s term loan facility matures in March 2020. There is 1% per annum amortization of principal, commencing June 30, 2013. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $425 million of the $2,055 million of variable rate debt.

(c)	Interest payments are based on applicable interest rates in effect at June 30, 2013.

(d)
The Apple Ridge securitization facility expires in December 2013 and the Cartus Financing Limited agreements expire in August 2013 and August 2015. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

(e)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.

(f)
Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. The purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee began at $0.5 million in 2009 and will increase to $4 million by 2014 and generally remains the same thereafter.

(g)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At June 30, 2013, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(h)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $51 million and unrecognized tax benefits of $112 million as the Company is not able to estimate the year in which these liabilities could be paid.

Critical Accounting Policies
In presenting our financial statements in conformity with generally accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported therein. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. However, events that are outside of our control cannot be predicted and, as such, they cannot be contemplated in evaluating such estimates and assumptions. If there is a significant unfavorable change to current conditions, it could result in a material adverse impact to our combined results of operations, financial position and liquidity. We believe that the estimates and assumptions we used when preparing our financial statements were the most appropriate at that time.
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2012, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
Our principal market exposure is interest rate risk. At June 30, 2013, our primary interest rate exposure was to interest rate fluctuations in the United States, specifically LIBOR, due to its impact on our variable rate borrowings. Due to our senior secured credit facility which is benchmarked to U.S. LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical 10% change (increase and decrease) in interest rates. In performing the sensitivity analysis, we are required to make assumptions regarding the fair values of relocation receivables and advances and securitization borrowings, which approximate their carrying values due to the short-term nature of these items. We believe our interest rate risk is further mitigated as the rate we incur on our securitization borrowings and the rate we earn on relocation receivables and advances are based on similar variable indices.
Our total market risk is influenced by various factors, including the volatility present within the markets and the liquidity of the markets. There are certain limitations inherent in the sensitivity analyses presented. While probably the most meaningful analysis, these analyses are constrained by several factors, including the necessity to conduct the analysis based on a single point in time and the inability to include the complex market reactions that normally would arise from the market shifts modeled.
At June 30, 2013, we had total long-term debt with variable interest rates primarily based on LIBOR of $2,055 million, excluding $260 million of securitization obligations. We have entered into two floating to fixed interest rate swap agreements and effectively fixed our interest rate for a portion of our variable interest rate debt. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. After considering these interest rate swaps a portion of our variable interest rate debt is still subject to market rate risk as our interest payments will fluctuate as a result of market changes. We have determined that the impact of a 100 basis point change in LIBOR (1% change in the interest rate) on our term loan facility variable rate borrowings would affect our annual interest expense by approximately $16 million. While these results may be used as benchmarks, they should not be viewed as forecasts.
At June 30, 2013, the fair value of our long-term debt approximated $4,265 million, which was determined based primarily on quoted market prices. Since considerable judgment is required in interpreting market information, the fair value of the long-term debt is not necessarily indicative of the amount that could be realized in a current market exchange. A 10% decrease in market rates would have a $71 million impact on the fair value of our long-term debt.
Item 4.    Controls and Procedures.
Controls and Procedures for Realogy Holdings Corp.

(a)
Realogy Holdings Corp. (“Realogy Holdings”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Holdings' management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this quarterly report on Form 10-Q, Realogy Holdings has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Holdings' disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)
There has not been any change in Realogy Holdings' internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Controls and Procedures for Realogy Group LLC

(a)
Realogy Group LLC (“Realogy Group”) maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Group's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this quarterly report on Form 10-Q, Realogy Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Group's disclosure controls and procedures are effective at the “reasonable assurance” level.

(c)
There has not been any change in Realogy Group's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Barasani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Barasani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company alleging that the Company had misclassified all of its sales associates as independent contractors when they were actually employees. The complaint further alleges that, because of the misclassification, the Company has violated several sections of the Labor Code including Section 2802 for failing to reimburse plaintiff and the class for business related expenses and Section 226 for failing to keep proper records. The complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales agents.
We are involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of these proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
Legal—Cendant Corporate Litigation
Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy Group, Wyndham Worldwide and Travelport, each of Realogy Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy Group, Wyndham Worldwide, Travelport and/or Cendant’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from Cendant.
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at June 30, 2013.
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, class action lawsuits can be costly to defend and, depending on the class size and claims, could be costly to settle. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.
We also monitor litigation and claims asserted against other industry participants together with new statutory and regulatory enactments for potential impacts to its business. Although we respond, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
Use of IPO Proceeds to Redeem Senior Subordinated Notes
On April 16, 2013, Realogy Group utilized approximately $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, the Company utilized the remaining net proceeds, cash on hand and borrowings under its revolving credit facility to redeem all of the outstanding 12.00% Senior Notes at a premium of 106%.
Item 5.     Other Information.
On July 22, 2013, Marc E. Becker, a non-management director of Realogy Holdings, resigned as a member and Chair of each of the Nominating and Corporate Governance Committee and the Compensation Committee of the Realogy Holdings Board of Directors. On August 2, 2013, the Realogy Holdings Board of Directors appointed Brett White to serve as the Chair of the Compensation Committee and Michael J. Williams to serve as the Chair of the Nominating and Corporate Governance Committee and appointed Jessica M. Bibliowicz as a member of the Audit Committee and Fiona P. Dias, as a member of each of the Nominating and Corporate Governance Committee and Compensation Committee.
After giving effect to the foregoing, the members of the Compensation Committee are: Brett White (Chair), Michael J. Williams, V. Ann Hailey and Fiona P. Dias; the members of the Nominating and Corporate Governance Committee are: Michael J. Williams (Chair), V. Ann Hailey, Brett White and Fiona P. Dias; and the members of the Audit Committee are: V. Ann Hailey (Chair), Michael J. Williams and Jessica M. Bibliowicz. All such committees are comprised solely of independent directors.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 2, 2013    /s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 2, 2013    /s/ Dea Benson
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1
Indenture, dated as of April 26, 2013, among Realogy Group LLC, as Issuer, The Sunshine Group (Florida) Ltd. Corp., as Co-Issuer, Realogy Holdings Corp. , the Note Guarantors (as defined therein) listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 3.375% Senior Notes due 2016 (the "3.375% Senior Notes Indenture") (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

4.2	Form of 3.375% Senior Notes due 2016 (included in the 3.375% Senior Notes Indenture filed as Exhibit 4.1 filed as Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

10.1*
Amendment Number 1 to the Amended and Restated Investor and Securityholders Agreement, dated as of January 5, 2011, by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), Paulson and Co. inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein)

10.2*	Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Realogy Holdings Corp. 2012 Long-Term Incentive Plan.

10.3
Purchase Agreement dated as of April 23, 2013, by and among Realogy Group LLC, Realogy Co-Issuer Corp. (f/k/a The Sunshine Group (Florida) Ltd. Corp.) and J.P. Morgan Securities LLC as Representative of the several other Initial Purchasers listed in Schedule A thereto relating to the offer and sale of the 3.375% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

10.4	Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

10.5
First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

10.6	Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.7	Amendment No. 2 dated April 9, 2013 to Realogy Group LLC Phantom Value Plan (Incorporated by reference to Exhibit 10.2 to the Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.8	Form of Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Registrants' Current Report on Form 8-K filed on April 9, 2013).

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit        Description

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
______________

*	Filed herewith.

^	Furnished electronically with this report.