Form 10-Q/A
period 2013-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2013-08-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q/A
Amendment No. 1
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

EXPLANATORY NOTE
This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends the Quarterly Report on Form 10-Q of Realogy Holdings Corp. and Realogy Group LLC for the quarter ended June 30, 2013, as originally filed with the Securities and Exchange Commission on August 2, 2013 (the “Original Filing”). As a result of a typographical error, the Section 1350 Certifications attached as Exhibit 32.1 and Exhibit 32.2 to the Original Filing included an incorrect date. This Form 10-Q/A is being filed solely to include the correct certifications.

Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 5, 2013
/s/ Anthony E. Hull
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 5, 2013
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

10.1**
Amendment Number 1 to the Amended and Restated Investor and Securityholders Agreement, dated as of January 5, 2011, by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), Paulson and Co. inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein)

10.2**	Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Realogy Holdings Corp. 2012 Long-Term Incentive Plan.

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

10.6	Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.7	Amendment No. 2 dated April 9, 2013 to Realogy Group LLC Phantom Value Plan (Incorporated by reference to Exhibit 10.2 to the Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.8	Form of Employee Restricted Stock Unit Agreement (Incorporated by reference to Exhibit 10.3 to the Registrants' Current Report on Form 8-K filed on April 9, 2013).

15.1**	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit        Description

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
______________

*	Filed herewith.

**	Filed with the Company’s Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 2, 2012.

^	Furnished electronically with the Company’s Form 10-Q for the period ended June 30, 2013 filed with the SEC on August 2, 2012.