Form 10-Q
period 2013-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2013-11-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,009,766 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of October 31, 2013.
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

◦	a lack of improvement in consumer confidence;

◦	the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system and high levels of unemployment in the U.S. and abroad;

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

◦	negative trends and/or a negative perception of the market trends in value for residential real estate;

◦	renewed high levels of foreclosure activity including but not limited to the release of homes already held for sale by financial institutions;

◦	insufficient or excessive regional home inventory levels; and

◦	a lack of stability in home ownership levels in the U.S.;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements or maintain franchisee satisfaction with our brands;

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

•
our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations, including but not limited to state or federal employment laws or regulations that would require classification of independent contractor sales associates to employee status, and wage and hour regulations;

•	seasonal fluctuations in the residential real estate brokerage business which could adversely affect our business or financial condition;

•	the loss of any of our senior management or key managers or employees or other significant labor or employment issues;

•	the failure or significant disruption of business from various causes related to our critical information technologies and systems;

•	adverse effects of natural disasters or environmental catastrophes;

•	risks related to our international operations;

•	risks associated with our substantial indebtedness and interest obligations and restrictions contained in our debt agreements;

•	changes in corporate relocation practices resulting in fewer employee relocations or reduced relocation benefits;

•	an increase in the claims rate of our title underwriter;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•
risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation ("PHH"), including increases in mortgage interest rates, decreases in operating margins, the impact of regulatory changes, litigation, investigations and inquiries or a change in control of PHH;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2013 and September 30, 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012. These interim financial statements are the responsibility of the Company's management.

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
November 4, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of September 30, 2013, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three and nine-month periods ended September 30, 2013 and September 30, 2012 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2013 and September 30, 2012. These interim financial statements are the responsibility of the Company's management.

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
November 4, 2013

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues
Gross commission income	$1,168	$939	$3,013	$2,528
Service revenue	255	231	671	611
Franchise fees	94	76	242	206
Other	36	35	117	120
Net revenues	1,553	1,281	4,043	3,465
Expenses
Commission and other agent-related costs	796	633	2,050	1,697
Operating	363	336	1,043	979
Marketing	50	44	149	147
General and administrative	88	74	248	230
Former parent legacy costs (benefit), net	1	(1)	—	(4)
Restructuring costs	—	2	4	7
Depreciation and amortization	44	42	130	131
Interest expense, net	74	187	230	533
Loss on the early extinguishment of debt	22	—	68	6
Other (income)/expense, net	—	—	—	1
Total expenses	1,438	1,317	3,922	3,727
Income (loss) before income taxes, equity in earnings and noncontrolling interests	115	(36)	121	(262)
Income tax expense	9	18	25	33
Equity in earnings of unconsolidated entities	(4)	(21)	(26)	(46)
Net income (loss)	110	(33)	122	(249)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(4)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$109	$(34)	$118	$(251)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share:	$0.75	$(4.24)	$0.81	$(31.31)
Diluted earnings (loss) per share:	$0.74	$(4.24)	$0.81	$(31.31)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	145.6	8.0	145.3	8.0
Diluted:	146.8	8.0	146.5	8.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income (loss)	$110	$(33)	$122	$(249)
Currency translation adjustment	3	2	(1)	3
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	1	1	2	4
Other comprehensive income, before tax	4	3	1	7
Income tax expense related to other comprehensive income (loss) amounts	1	1	1	2
Other comprehensive income, net of tax	3	2	—	5
Comprehensive income (loss)	113	(31)	122	(244)
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(4)	(2)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$112	$(32)	$118	$(246)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2013	December 31, 2012

ASSETS
Current assets:
Cash and cash equivalents	$173	$376
Trade receivables (net of allowance for doubtful accounts of $40 and $51)	137	122
Relocation receivables	325	324
Relocation properties held for sale	6	9
Deferred income taxes	54	54
Other current assets	92	93
Total current assets	787	978
Property and equipment, net	191	188
Goodwill	3,310	3,304
Trademarks	732	732
Franchise agreements, net	1,579	1,629
Other intangibles, net	373	399
Other non-current assets	210	215
Total assets	$7,182	$7,445
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$153	$148
Securitization obligations	247	261
Due to former parent	68	69
Revolving credit facilities and current portion of long-term debt	64	110
Accrued expenses and other current liabilities	410	427
Total current liabilities	942	1,015
Long-term debt	3,891	4,256
Deferred income taxes	459	444
Other non-current liabilities	217	211
Total liabilities	5,509	5,926
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2013 and December 31, 2012.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,032,716 shares outstanding at September 30, 2013 and 145,369,453 shares outstanding at December 31, 2012.	1	1
Additional paid-in capital	5,627	5,591
Accumulated deficit	(3,927)	(4,045)
Accumulated other comprehensive loss	(31)	(31)
Total stockholders' equity	1,670	1,516
Noncontrolling interests	3	3
Total equity	1,673	1,519
Total liabilities and equity	$7,182	$7,445

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
Operating Activities
Net income (loss)	$122	$(249)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	130	131
Deferred income taxes	14	25
Amortization of deferred financing costs and discount on unsecured notes	11	12
Non-cash portion of the loss on the early extinguishment of debt	14	6
Equity in earnings of unconsolidated entities	(26)	(46)
Stock-based compensation	55	3
Other adjustments to net income (loss)	5	8
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(15)	(24)
Relocation receivables and advances	(1)	(34)
Relocation properties held for sale	3	4
Other assets	5	(2)
Accounts payable, accrued expenses and other liabilities	(7)	144
Due (to) from former parent	1	(6)
Dividends received from unconsolidated entities	41	28
Taxes paid related to the net share settlement for stock-based compensation	(21)	—
Other, net	(1)	(1)
Net cash provided by (used in) operating activities	330	(1)
Investing Activities
Property and equipment additions	(40)	(34)
Net assets acquired (net of cash acquired) and acquisition-related payments	(5)	(5)
Change in restricted cash	(2)	(6)
Other, net	(3)	(6)
Net cash used in investing activities	(50)	(51)
Financing Activities
Net change in revolving credit facilities	(70)	(188)
Proceeds from amended term loan facility	79	—
Repayments of term loan credit facility	(5)	(640)
Proceeds from issuance of First Lien Notes	—	593
Proceeds from issuance of First and a Half Lien Notes	—	325
Repurchase of First and a Half Lien Notes	(100)	—
Proceeds from issuance of Senior Notes	500	—
Redemption of Senior Notes and Senior Subordinated Notes	(821)	—
Net change in securitization obligations	(13)	(18)
Debt issuance costs	(28)	(17)
Proceeds from issuance of common stock for stock options	1	—
Other, net	(26)	(6)
Net cash (used in) provided by financing activities	(483)	49
Effect of changes in exchange rates on cash and cash equivalents	—	1
Net decrease in cash and cash equivalents	(203)	(2)
Cash and cash equivalents, beginning of period	376	143
Cash and cash equivalents, end of period	$173	$141
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$274	$415
Income tax payments, net	10	5

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. (“Realogy Holdings,” "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC (“Realogy Intermediate”) and Realogy Group LLC (“Realogy Group”). Neither Realogy Holdings, the indirect parent of Realogy Group, nor Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
Realogy Holdings was incorporated on December 14, 2006. On April 10, 2007, Realogy Holdings, then wholly owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as “Apollo”), acquired the outstanding shares of Realogy Group (then known as Realogy Corporation, a Delaware corporation) pursuant to a merger of its wholly owned subsidiary Domus Acquisition Corp., with and into Realogy Group (the “Merger”) with Realogy Holdings becoming the indirect parent company of Realogy Group. Prior to the consummation of the Realogy Holdings initial public offering and related transactions in October 2012, Realogy Holdings was owned by Apollo and members of the Company’s management.
On April 16, 2013, Apollo sold 40.25 million shares of Realogy Holdings common stock at $44.00 per share in a public offering. On July 16, 2013, Apollo sold its remaining 25.13 million shares of Realogy Holdings' common stock at $47.57 per share in a public offering.
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
The accompanying Condensed Consolidated Financial Statements include the financial statements of Realogy Holdings and Realogy Group. Realogy Holdings' only asset is its investment in the common stock of Realogy Intermediate, and Realogy Intermediate's only asset is its investment in Realogy Group. Realogy Holdings' only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy Group. All expenses incurred by Realogy Holdings and Realogy Intermediate are for the benefit of Realogy Group and have been reflected in Realogy Group's consolidated financial statements. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and the related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy Holdings and Realogy Group's financial position as of September 30, 2013 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2013 and 2012 and cash flows for the nine months ended September 30, 2013 and 2012.
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
The following table summarizes fair value measurements by level at September 30, 2013 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$25	$—	$25
Deferred compensation plan assets (included in other non-current assets)	1	—	—	1
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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2013		December 31, 2012
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$40	$40	$110	$110
Term loan facility	1,897	1,906	1,822	1,831
7.625% First Lien Notes	593	663	593	673
7.875% First and a Half Lien Notes	700	768	700	763
9.00% First and a Half Lien Notes	225	262	325	366
3.375% Senior Notes	500	501	—	—
11.50% Senior Notes	—	—	489	527
12.00% Senior Notes	—	—	129	140
12.375% Senior Subordinated Notes	—	—	188	192
13.375% Senior Subordinated Notes	—	—	10	11
Securitization obligations	247	247	261	261
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Income Taxes
Income tax expense for the nine months ended September 30, 2013 was $25 million.  This expense included $19 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $6 million for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax expense was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
In September 2013, the Internal Revenue Service released final tangible property regulations regarding the deduction and capitalization of expenditures related to tangible property. Also released were proposed regulations regarding dispositions of tangible property. The regulations are effective beginning January 1, 2014, however, early adoption is allowed. The Company does not believe the regulations will have a material impact on the Company's financial statements when they are adopted.
Management continues to evaluate all available evidence, both positive and negative, to determine the appropriate timing to release the valuation allowance recorded against the net definite-lived deferred tax asset balance for our domestic operations. The factors considered include our historical cumulative operating losses in recent years, the significant reductions in our indebtedness and related cash interest due to the Company's initial public offering and related transactions in the fourth quarter of 2012 and subsequent note redemptions during the first nine months of 2013, as well as the long term sustainability of the ongoing recovery in the domestic residential real estate market and overall macroeconomic environment. The Company also continues to closely monitor its improvement in recent operating results and its long term projected taxable income as part of its determination of the appropriate amount of valuation allowance recorded at each respective period end.  The weight given by management to both the positive and negative evidence noted above is commensurate with the extent to which the evidence may be objectively verified.  Although the Company continues to be in a historical cumulative loss position, management is encouraged by recent profitable quarterly results and the overall favorable trends in the domestic residential real estate market over the past year as potential indicators of a sustained improvement in the Company's ability to generate sufficient operating profit in the foreseeable future. If these recent positive trends continue, absent any other factors to the contrary, management may be in a position to release a substantial portion of its recorded valuation allowance in the relative near term.
While the reversal of the allowance will have a material positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes relating to operating results in such periods.

As a result of the Company's deferred tax assets from net operating losses, the subsequent reduction in earnings will have a limited impact on the Company's cash outflows until such time as the net operating losses are fully utilized.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, British Pound, Canadian Dollar and Swiss Franc. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $34 million. As of December 31, 2012, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has five interest rate swaps with an aggregate notional value of $1,025 million to offset the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018 and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. In the third quarter of 2013, the Company entered into three new interest rate swaps, each with a notional value of $200 million, to commence in August 2015 and expire in August 2020. The Company has elected not to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate swap contracts	Other non-current liabilities	$25	$29
The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2013	2012	2013	2012
Interest rate swap contracts	Interest expense	$8	$3	$2	$13
Foreign exchange contracts	Operating expense	$1	$1	$—	$1
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $11 million and $9 million at September 30, 2013 and December 31, 2012, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions for the nine months ended September 30, 2013 included the issuance of common stock of $22 million for stock-based compensation. In addition, during the nine months ended September 30, 2013, the Company recorded $11 million in capital lease additions and $6 million in tenant improvements primarily related to the new corporate headquarters, both of which resulted in non-cash accruals to fixed assets and other long-term liabilities.
For the nine months ended September 30, 2012, the Company recorded $4 million in capital lease additions which resulted in non-cash accruals to fixed assets and other long-term liabilities.

Defined Benefit Pension Plan
The net periodic pension cost for the three months ended September 30, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension cost for the three months ended September 30, 2012 was $1 million and was comprised of interest cost and amortization of actuarial loss of $3 million offset by a benefit of $2 million for the expected return on assets.
The net periodic pension cost for the nine months ended September 30, 2013 was $1 million and was comprised of interest cost and amortization of actuarial loss of $6 million offset by a benefit of $5 million for the expected return on assets. The net periodic pension cost for the nine months ended September 30, 2012 was $4 million and was comprised of interest cost and amortization of actuarial loss of $9 million offset by a benefit of $5 million for the expected return on assets.
Reclassifications from Accumulated Other Comprehensive Income
The Company adopted FASB's amended guidance for comprehensive income, which requires new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. These reclassifications include the amortization of actuarial loss to periodic pension cost of $1 million and $2 million for the three and nine months ended September 30, 2013, respectively, and $1 million and $4 million for the three and nine months ended September 30, 2012, respectively. These amounts were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.
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
In February 2013, the FASB amended guidance requiring new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. Companies are required to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by reclassification. A company would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income. If the component is not required to be reclassified to net income it its entirety, companies would instead cross reference that amount to the related footnote where additional details about the effect of the reclassification are disclosed. The Company disclosed the reclassifications for the three and nine months ended September 30, 2013 and 2012.
Recently Issued Accounting Pronouncements
In July 2013, the FASB amended guidance requiring companies to present in the statement of financial position, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. To the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company currently presents unrecognized tax benefits in accordance with the amended guidance and therefore the new standard will have no impact on the Company's financial statement presentation.

2.	ACQUISITIONS
2013 ACQUISITIONS
During the nine months ended September 30, 2013, the Company acquired nine real estate brokerage operations through its wholly owned subsidiary, NRT, for cash consideration of $5 million and established $3 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $6 million that was assigned to the Company Owned Brokerage Services segment.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2012	$3,264	$788	$641	$397	$5,090
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2012	2,241	630	360	73	3,304
Goodwill acquired	—	6	—	—	6
Balance at September 30, 2013	$2,241	$636	$360	$73	$3,310
Intangible assets are as follows:

	As of September 30, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$440	$1,579	$2,019	$390	$1,629
Unamortizable—Trademarks (b)	$732		$732	$732		$732
Other Intangibles
Amortizable—License agreements (c)	$45	$6	$39	$45	$5	$40
Amortizable—Customer relationships (d)	529	210	319	529	182	347
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Other (f)	10	5	5	6	4	2
Total Other Intangibles	$594	$221	$373	$590	$191	$399
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

(f)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Franchise agreements	$17	$17	$50	$51
License agreement	—	—	1	1
Customer relationships	10	10	28	29
Other	—	—	1	2
Total	$27	$27	$80	$83
Based on the Company’s amortizable intangible assets as of September 30, 2013, the Company expects related amortization expense for the remainder of 2013, the four succeeding years and thereafter to approximate $27 million, $106 million, $95 million, $95 million, $91 million and 1,528 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2013	December 31, 2012
Accrued payroll and related employee costs	$137	$80
Accrued volume incentives	26	22
Accrued commissions	23	22
Restructuring accruals	5	11
Deferred income	65	69
Accrued interest	39	87
Other	115	136
	$410	$427
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2013	December 31, 2012
Senior Secured Credit Facility:
Revolving credit facility	$40	$110
Term loan facility	1,897	1,822
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	700	700
9.00% First and a Half Lien Notes	225	325
3.375% Senior Notes	500	—
11.50% Senior Notes	—	489
12.00% Senior Notes	—	129
12.375% Senior Subordinated Notes	—	188
13.375% Senior Subordinated Notes	—	10
Securitization Obligations:
Apple Ridge Funding LLC	229	235
Cartus Financing Limited	18	26
	$4,202	$4,627

Indebtedness Table
As of September 30, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$40	$435
Term loan facility	(3)	March 2020	1,915	1,897	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	225	225	—
Senior Notes	3.375%	May 2016	500	500	—
Securitization obligations: (4)
Apple Ridge Funding LLC		September 2014	325	229	96
Cartus Financing Limited (5)		Various	65	18	47
			$4,798	$4,202	$578
_______________

(1)
On October 31, 2013, the Company had $40 million outstanding on the revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $410 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,915 million term loan, less a discount of $18 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.50% (with an ABR floor of 2.0%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014.
Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility. The interest rate with respect to the term loan is based on, at Realogy Group's option, adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or ABR plus 2.50% (with an ABR floor of 2.0%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.
The Amended and Restated Credit Agreement also retained a $155 million synthetic letter of credit facility, of which $36 million matured on October 10, 2013 and the balance matures on October 10, 2016.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of September 30, 2013, the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $85 million of letters of credit for other general corporate purposes.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if Realogy Group's senior secured leverage ratio is less than 3.50 to 1.0 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
The term loan facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount of the term loan facility, which commenced on June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.0. This ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes or securitization obligations. At September 30, 2013, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however, the Company has continued to calculate the senior secured leverage ratio. At September 30, 2013, Realogy Group’s senior secured leverage ratio was 3.03 to 1.0.
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
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The 9.00% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
During the third quarter of 2013, the Company repurchased $100 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $120 million, including $2 million of accrued interest and a premium of $18 million.

Unsecured Notes
On April 16, 2013, Realogy Group utilized $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, Realogy Group utilized the remaining net proceeds from the Company's initial public offering, cash on hand and borrowings under its revolving credit facility to redeem all of the $130 million of its 12.00% Senior Notes at a premium of 106%.
On April 26, 2013, Realogy Group issued $500 million of 3.375% senior notes due 2016 (the "3.375% Senior Notes"). Realogy Group used the net proceeds from the offering of the 3.375% Senior Notes of $494 million, along with borrowings under its revolving credit facility, to redeem all $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest on the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $325 million and an expiration date of September 2014.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $314 million and $309 million of underlying relocation receivables and other related relocation assets at September 30, 2013 and December 31, 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $5 million for the three and nine months ended September 30, 2013, respectively and $2 million and $7 million for the three and nine months ended September 30, 2012, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.1% and 3.4% for the nine months ended September 30, 2013 and 2012, respectively.

Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions, note redemptions and note repurchases, the Company recorded a loss on the early extinguishment of debt of $68 million and wrote off financing costs of $2 million to interest expense during the nine months ended September 30, 2013.
As a result of the 2012 Senior Secured Notes Offering and the use of proceeds to repay indebtedness, the Company recorded a loss on the early extinguishment of debt of $6 million during the nine months ended September 30, 2012.

6.	RESTRUCTURING COSTS
2013 Corporate Headquarters Relocation
During the second quarter of 2013, the Company completed the relocation of its corporate headquarters from Parsippany, NJ to Madison, NJ. As a result of this relocation, the Company has recognized a $4 million restructuring charge for the nine months ended September 30, 2013 which is primarily comprised of lease payments on the former corporate headquarters through October 2013. During the nine months ended September 30, 2013, the Company utilized all $4 million of the restructuring accrual.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million for the year ended December 31, 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. During the nine months ended September 30, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $3 million at September 30, 2013.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2011. At December 31, 2012, the remaining liability was $11 million. During the nine months ended September 30, 2013, the Company utilized $6 million of the remaining accrual resulting in a remaining liability of $5 million related to future lease payments.

7.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans available under which non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Realogy Holdings common stock may be issued to employees, consultants or directors of Realogy.
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan are 2.8 million shares and 6.8 million shares, respectively. As of September 30, 2013, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan was 0.1 million shares and 3.9 million shares, respectively.
Incentive Equity Awards Granted by Realogy Holdings
A summary of option, restricted share, and restricted stock unit activity is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	3.27	$26.32	0.29	$27.09	—	$—
Granted	0.24	44.51	0.14	45.37	0.48	43.55
Exercised (a) (b)	(0.08)	18.48
Vested			—	—	—	—
Cancelled/Expired	(0.06)	23.97	(0.03)	27.00	—	—
Outstanding at September 30, 2013 (c)	3.37	$27.84	0.40	$33.45	0.48	$43.54
______________

(a)	The intrinsic value of options exercised during the nine months ended September 30, 2013 was $2.4 million.

(b)	Cash received from options exercised during the nine months ended September 30, 2013 was $1.4 million.

(c)	Options outstanding at September 30, 2013 had an intrinsic value of $60 million and have a weighted average remaining contractual life of 8.5 years.
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

2013 Options
Grant date fair value	$19.78
Expected volatility	43.6%
Expected term (years)	6.25
Risk-free interest rate	1.7%
Dividend yield	—
Stock-Based Compensation Expense
As of September 30, 2013, there was $52 million of unrecognized compensation cost related to options, restricted stock and restricted stock units under the plans. Unrecognized compensation costs for the options, restricted stock and restricted stock units will be recorded in future periods as compensation expense and have a remaining weighted average period of 2.6 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $6 million and $13 million, as well as, $17 million and $42 million related to the issuance of common stock under the Phantom Value Plan for the three and nine months ended September 30, 2013, respectively. The Company recorded stock-based compensation expense related to the incentive equity awards of $1 million and $2 million related to incentive equity awards for the three and nine months ended September 30, 2012, respectively.

Phantom Value Plan
On January 5, 2011, the Board of Directors of Realogy Group approved the Realogy Group LLC Phantom Value Plan (the “Phantom Value Plan”), which was intended to provide certain of the Company's executive officers, with an incentive (the “Incentive Award”) to remain in the service of the Company, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of Realogy Group made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of the Company. The amount of the Incentive Awards granted to certain of the Company's executive officers was determined by the sum of (1) the shares of common stock purchased by the executives at $250.00 per share in April 2007 (representing an aggregate purchase price of $19 million) and (2) the implied $250.00 per share grant date value in April 2007 of the executive's restricted stock grant (representing an aggregate of $3 million).
Incentive Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant was eligible to receive a cash payment based upon the cash received by RCIV Holdings ("RCIV"), an affiliate of Apollo, upon the transfer or sale of the 57.46 million shares of Common Stock (the "RCIV Shares") that RCIV received in connection with the Company's initial public offering upon conversion of the $1.3 billion of Convertible Notes that had been purchased by RCIV in January 2011 (the "RCIV Notes") in exchange for unsecured notes of the Company that it held. Each participant was eligible to receive a payment with respect to his or her Incentive Award at such time that RCIV received cash upon the transfer or exchange of RCIV Shares, including any third party sale. Each payment was based on an amount which bore the same ratio to the dollar amount of the Incentive Award as (i) the aggregate amount of cash received by RCIV at such time for the transfer or exchange of all or a portion of the RCIV Shares to (ii) $1.3 billion, representing the amount of the RCIV Notes on the date of issuance.
For payments made with respect to an Incentive Award, a participant was able to elect to receive, in lieu of the cash payment, unrestricted shares of common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the dollar amount of such Incentive Award, plus restricted shares of such common stock with a fair market value, as determined in good faith by the Compensation Committee, equal to the amount then due multiplied by 0.15.
On April 16, 2013, as part of a secondary public offering, in which affiliates of Apollo sold 40.25 million shares of Realogy Holdings common stock at a public offering price of $44.00 per share, RCIV sold 35.38 million shares for gross proceeds of $1.56 billion. On July 16, 2013, as part of a secondary public offering, in which affiliates of Apollo sold the remaining 25.13 million shares of Realogy Holdings common stock at $47.57 per share, RCIV sold its remaining 22.08 million shares for $1.05 billion. The Company did not receive any proceeds from these offerings. The sale of shares by RCIV triggered a payment in April and a final payment in July under the Phantom Value Plan, which in the aggregate entitled the participants to an aggregate cash payment equal to approximately two times their Incentive Award amounts. All of the participants in the Phantom Value Plan elected to receive their payment in shares of common stock and therefore received unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. In total, the Company issued 0.94 million shares of common stock and granted 0.14 million restricted shares of common stock to such executive officers and recognized stock compensation expense of $42 million related to the issuance of common stock and $3 million related to the issuance of restricted shares of common stock during the nine months ended September 30, 2013. The Company will recognize expense of $2 million in each of the next two quarters and $1 million in the subsequent quarter as restricted shares vest. The issuance of common stock and restricted stock under the Phantom Value Plan to these participants represented substantially all of the equity compensation awarded to them from April 2007 through September 2012 while the Company was privately owned. The payouts in 2013 are consistent with private equity executive compensation models of requiring executives to make equity investments in the portfolio company and to realize a return on their investment concurrently with the private equity sponsor's realization of its investment (in the Company's case, more than six years after the initial Apollo equity investment).

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
The due to former parent balance was $68 million and $69 million at September 30, 2013 and December 31, 2012, respectively. At September 30, 2013, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
Transactions with PHH Corporation
In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax free distribution of 100% of the common stock of PHH Corporation ("PHH") to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. In connection with the venture, the Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $1 million and $4 million for the three and nine months ended September 30, 2013, respectively and $1 million and $4 million for the three and nine months ended September 30, 2012, respectively. In addition, the Company recorded equity earnings of $3 million and $24 million for the three and nine months ended September 30, 2013, respectively and $20 million and $45 million for the three and nine months ended September 30, 2012, respectively. The Company received cash dividends from PHH Home Loans of $40 million and $26 million during the nine months ended September 30, 2013 and 2012, respectively.

9.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings per share is computed based on net income available to Realogy Holdings stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended		Nine Months Ended
(in millions, except share and per share data)	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Net income (loss) attributable to Realogy Holdings shareholders	$109	$(34)	$118	$(251)
Basic weighted average shares	145,578,589	8,018,311	145,338,180	8,017,493
Stock options, restricted stock and RSUs (a)	1,187,613	—	1,182,361	—
Weighted average diluted shares	146,766,202	8,018,311	146,520,541	8,017,493

Earnings (loss) per share:
Basic	$0.75	$(4.24)	$0.81	$(31.31)
Diluted	$0.74	$(4.24)	$0.81	$(31.31)
_______________

(a)
Excludes 3.1 million of stock options, restricted stock and restricted stock units ("RSUs") for the three and nine months ended September 30, 2013 that are anti-dilutive to the diluted earnings per share computation.

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

•
that residential real estate sales associates engaged by NRT—in certain states—are potentially employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wrongful discharge and negligent supervision and obtain benefits, indemnification and expense reimbursement available to employees;

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

Real Estate Business Litigation
Bararsani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company (“CBRBC”) alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees. The complaint, as amended, further alleges that, because of the misclassification, CBRBC has violated several sections of the California Labor Code including Section 2802 for failing to reimburse plaintiff and the purported class for business related expenses and Section 226 for failing to keep proper records.

The amended complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales associates. The Plaintiff, on behalf of a purported class, seeks the benefit of the California labor laws for expenses, wages and other sums, plus asserted penalties, attorneys’ fees and interest.  The Company believes that CBRBC has properly classified the sales associates as independent contractors and that it has and continues to operate in a manner consistent with widespread industry practice for many decades.
On July 31, 2013, CBRBC filed a Demurrer with the Court related to the amended complaint. The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets forth a three-part test for classification of real estate sales associates—as independent contractors—and all elements of the test have been satisfied by CBRBC and the affiliated sales associates. Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013. The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified. CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and is still awaiting word from the Court of Appeal on whether it will accept the Petition.
In the event the Court of Appeal denies the Petition, the case will proceed and discovery on class and other claims will commence. The case raises significant classification claims that potentially apply to the real estate industry in general and for which there is no California case authority. As with all class action litigation, the case is inherently complex and subject to many uncertainties. We believe that CBRBC has properly classified the current and former affiliated sales associates. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award and other remedies. Given the early stage of this case, the novel claims presented and the great uncertainties regarding which sales associates, if any, may be part of a class, if one is certified, we cannot estimate a range of reasonably potential losses for this litigation. The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at September 30, 2013.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at September 30, 2013 and $70 million at December 31, 2012. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled $416 million and $330 million at September 30, 2013 and December 31, 2012, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real Estate Franchise Services	$193	$161	$521	$460
Company Owned Real Estate Brokerage Services	1,178	948	3,046	2,559
Relocation Services	127	124	322	321
Title and Settlement Services	134	114	364	308
Corporate and Other (c)	(79)	(66)	(210)	(183)
Total Company	$1,553	$1,281	$4,043	$3,465
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $79 million and $210 million for the three and nine months ended September 30, 2013, respectively, and $66 million and $183 million for the three and nine months ended September 30, 2012, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $14 million and $34 million for the three and nine months ended September 30, 2013, respectively, and $12 million and $30 million for the three and nine months ended September 30, 2012, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Real Estate Franchise Services	$133	$107	$338	$267
Company Owned Real Estate Brokerage Services	91	67	185	128
Relocation Services	45	45	82	79
Title and Settlement Services	17	12	41	28
Corporate and Other	(50)	(18)	(143)	(56)
Total Company	$236	$213	$503	$446
Less:
Depreciation and amortization	44	42	130	131
Interest expense, net	74	187	230	533
Income tax expense	9	18	25	33
Net income (loss) attributable to Realogy Holdings and Realogy Group	$109	$(34)	$118	$(251)
_______________

(a)
Includes $22 million related to the loss on early extinguishment of debt, $19 million related to the Phantom Value Plan and a net cost of $1 million of former parent legacy items for the three months ended September 30, 2013 compared to $2 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items for the three months ended September 30, 2012.

(b)
Includes $68 million related to the loss on the early extinguishment of debt, $45 million related to the Phantom Value Plan and $4 million of restructuring costs for the nine months ended September 30, 2013 compared to $7 million of restructuring costs and a $6 million loss on the early extinguishment of debt, partially offset by a net benefit of $4 million of former parent legacy items for the nine months ended September 30, 2012.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty®, and Better Homes and Gardens® Real Estate brand names. As of September 30, 2013, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 244,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 103 other countries and territories around the world, which included approximately 700 of our Company Owned and operated brokerage offices with approximately 42,100 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby's International Realty®, ERA® and Citi Habitats brand names.

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

RECENT DEVELOPMENTS
Repurchase of 9.00% First and a Half Lien Notes due 2020
During the third quarter of 2013, the Company repurchased $100 million of its 9.00% First and a Half Lien Notes due 2020 through open market purchases. The Company recognized a loss on the early extinguishment of debt of $22 million for the note repurchases comprised of $18 million of premium payments and a $4 million write-off of deferred financing costs.
Interest Rate Swaps
During the third quarter of 2013, the Company entered into three additional interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. Each swap has a notional value of $200 million, commences in August 2015 and expires in August 2020.

April 2013 and July 2013 Secondary Equity Offerings
On April 16, 2013, Apollo sold 40.25 million shares of Realogy Holdings common stock at a public offering price of $44.00 per share in an underwritten public offering. On July 16, 2013, Apollo sold the remaining 25.13 million shares of Realogy Holdings common stock it owned at $47.57 per share in an underwritten public offering which triggered the second and final payment under the Phantom Value Plan. The Company did not receive any proceeds from these offerings. Pursuant to the terms of the Phantom Value Plan, certain of our executive officers were eligible to receive cash payment, or at their election, shares of the Company's common stock, or a combination thereof, as a result of the sale of shares of common stock held by RCIV Holdings (one of the selling stockholders in the offering and an affiliate of Apollo). RCIV Holdings sold 57.46 million shares in secondary offerings which represented all of their prior ownership interest.  All of the participants elected to receive their payment in shares of common stock and therefore will receive unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. The Company issued 0.94 million shares of common stock and granted 0.14 million restricted shares of common stock to such executive officers and recognized stock compensation expense of $26 million in the second quarter of 2013 and $19 million in the third quarter of 2013 and will recognize expense of approximately $2 million in each of the next two quarters and $1 million in the subsequent quarter. The issuance of common stock and restricted stock under the Phantom Value Plan to these participants represented substantially all of the equity compensation awarded to them from April 2007 through September 2012 while the Company was privately owned. The payouts in 2013 are consistent with private equity executive compensation models of requiring executives to make equity investments in the portfolio company and to realize a return on their investment concurrently with the private equity sponsor's realization of its investment (in the Company's case, more than six years after the initial Apollo equity investment).
* * *
Current Industry Trends
Beginning in 2012, the residential real estate industry began a recovery. We believe that the 2012 and 2013 year-to-date improvement in the residential real estate market is reflective of a continuing housing market recovery driven by high affordability of home ownership and demand that had built up during an extended period of economic uncertainty, as well as historically low interest rates and a reduction in distressed properties on the market. This recovery follows a lengthy downturn which began in the second half of 2005 and continued through 2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. The Case-Shiller homesale price index reflects a 34% homesale price decline from 2006 to 2011.
According to NAR, the housing industry improved with existing homesale transaction volume (i.e., the change in median homesale price plus the change in the number of existing homesale transactions) increasing 15% in 2012 compared to 2011. The most recent NAR forecast estimates that existing homesale transaction volume will increase 21% for 2013 compared to 2012 and increase a further 6% in 2014 compared to 2013. The most recent Fannie Mae forecast estimates that existing homesale transaction volume will increase 21% for 2013 compared to 2012 and increase a further 10% in 2014 compared to 2013.
According to NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The annual composite housing affordability index was 156 as of August 2013 compared to 197 for 2012 and 186 for 2011. The housing affordability index has begun to moderate as housing prices have increased; however, the overall level of this index is still higher than the average of 124 for 2000 through 2005 and could continue to be a favorable factor in the housing recovery. In addition, as rental prices have continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.2 million homes at the end of September 2013, which is 2% above the level in June 2013. Inventory levels, which vary significantly across local housing markets, historically increase in the spring and summer months. The September 2013 inventory represents a national average supply of 5 months at the current homesales pace and the inventory supply is returning to a more normal historical level. In select areas of the country, however, there is a lack of inventory at certain price points, which has generally had a positive effect on home prices.

Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.1% for 2011 through 2012. Although the average mortgage rate has increased 1.1% from January 2013 to September 2013, the mortgage rate of 4.5% at September 2013 continues to be historically low. In addition, consumers have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30 year fixed rate mortgage. Partially offsetting the positive impact of low mortgage rates are conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing slightly, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Homesales
According to NAR, homesale transactions for 2012 increased to 4.7 million homes or 9% compared to 2011 despite challenging economic conditions during 2012. For the three months ended September 30, 2013, RFG and NRT homesale transactions increased 19% and 17%, respectively, due to an overall increase in homebuyer activity compared to the third quarter of 2012. The quarterly and annual year over year trends in homesale transactions is as follows:

			2013 vs. 2012
	Full Year 2012 vs. 2011		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year 2013 vs. 2012 Forecast
Number of Homesales
Industry
NAR	9%	(a)	8%	(a)	12%	(a)	15%	(a)	4%	(b)	10%	(b)
Fannie Mae (c)	9%		10%		12%		14%		4%		10%
Realogy
Real Estate Franchise Services	9%		6%		10%		19%
Company Owned Real Estate Brokerage Services	14%		5%		12%		17%
_______________

(a)	Historical existing homesale data is as of the most recent NAR existing homesale press release.

(b)	Forecast existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are each forecasting an increase in existing homesale transactions in 2013 of 10% compared to 2012. For 2014, NAR is forecasting existing homesales to be flat compared to 2013 while Fannie Mae is forecasting an increase in existing homesale transactions of 3%, compared to 2013.

Homesale Price
In 2012, the percentage change in the average price of homes brokered by our franchisees outperformed the percentage change in median home price reported by NAR, due to the geographic areas they serve, as well as a greater impact from increased activity in the mid and higher price point segment of the housing market and less distressed homesale activity compared to the prior year. We also believe that the improvement in price in 2012 and year-to-date in 2013 has been due to the low level of home inventory in many markets as well as the increase in demand noted by the increase in the number of homesale transactions. Homesale price increases were very strong in the fourth quarter of 2012, particularly at our owned brokerage operations, driven in part by the then-impending change in capital gains taxation rates. As a result, the Company experienced a significant increase in the sale of high end homes in the fourth quarter of 2012, which will not repeat in the fourth quarter of 2013.
For the three months ended September 30, 2013 compared to the same period in 2012, average homesale price was up 10% for RFG and 8% for NRT. We expect our year-over-year average homesale price growth to continue into the fourth quarter, though at a comparatively slower pace particularly given the impact of tax-induced higher priced homesale transactions in the fourth quarter of 2012. The quarterly and annual year-over-year trend in the sale price of homes is as follows:

			2013 vs. 2012
	Full Year 2012 vs. 2011		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year 2013 vs. 2012 Forecast
Price of Homes
Industry
NAR	5%	(a)	9%	(a)	9%	(a)	10%	(a)	9%	(b)	11%	(b)
Fannie Mae (c)	7%		11%		12%		13%		10%		11%
Realogy
Real Estate Franchise Services	8%		9%		10%		10%
Company Owned Real Estate Brokerage Services	4%		6%		7%		8%

_______________

(a)	Historical homesale price data is for average price and is as of the most recent NAR existing homesale press release.

(b)	Forecast homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are each forecasting an increase in median existing homesale price in 2013 of 11% compared to 2012. For 2014, NAR and Fannie Mae are forecasting an increase of 6% and 7%, respectively, in median homesale prices compared to 2013.
Recent Legislative and Regulatory Matters
Dodd-Frank Act. The Dodd-Frank Act ("Dodd-Frank") establishes new standards and practices for mortgage originators, including determining a prospective borrower's ability to repay its mortgage and restricting the fees that mortgage originators may collect.  Dodd-Frank regulations scheduled to go into effect in January 2014 include limitations on the amount that a mortgage originator may receive in fees with respect to a "qualified mortgage," including fees received by affiliates of the mortgage originator.  Such limitations on fees could adversely affect the fees received by TRG, as provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans.
In August 2013, federal regulators issued revised proposed Dodd-Frank regulations regarding “qualified residential mortgages.” The revised proposal seeks to revise the more stringent underwriting requirements set forth in the original proposed regulations, by expanding the total debt to income ratio calculation and eliminating the original proposed down payment requirement.  The final rule could, however, vary from the revised proposal and could result in increased mortgage costs and, as a result, limit mortgage availability.  Dodd-Frank also requires the consolidation of various settlement disclosures into a single document and final regulations on this matter are expected to be issued shortly. If the final regulations move the settlement disclosure obligations from providers of settlement services to lenders, this change could affect the manner in which real estate closings occur in the industry.

Other Housing Factors
We believe that long-term demand for housing and the growth of our industry is primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, historically low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand vs. supply. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates as well as reduced availability of mortgage financing;

•
lower unit sales, due to insufficient inventory levels in certain markets, the reluctance of first time homebuyers to purchase due to concerns about investing in a home or changing attitudes on home ownership and move-up buyers having limited or negative equity in homes;

•	lower average homesale price which could lead to more negative equity issues for existing home owners;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	economic instability stemming from ongoing high levels of U.S. debt;

•	a lack of stability in home ownership levels in the U.S.; and

•
legislative or regulatory reform, including but not limited to reform that adversely impacts the financing of the U.S. housing market or amends the Internal Revenue Code in a manner that negatively impacts home ownership such as reform that reduces the amount that certain taxpayers would be allowed to deduct for home mortgage interest.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are corporate spending on relocation services as well as employment trends. There can be no assurance that corporate spending on relocation services will return to previous levels following the economic recovery.
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
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through September 2013, the average broker commission rate remained fairly stable; however, we expect that over the long term the average brokerage commission rates will modestly decline.

In general, most of our third party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  These tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  Over the past five years, the net effective royalty rate has been declining due to several factors including, a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees who generally were not sizable enough to earn significant rebates, and over the last two years, an increase in overall homesale transaction volume. For the three months ended September 30, 2013, our Real Estate Franchise Services segment third party domestic royalty revenue grew by 25% on a year over year basis after taking into consideration the 4% decrease in the net effective royalty rate. For the nine months ended September 30, 2013, the net effective royalty rate was 4.50% and we believe the rate will remain unchanged for the year. In addition, we believe that based on our current forecast, a consistent growth rate between the smaller and larger franchisees and other actions we expect to implement, the 2014 full year net effective royalty rate will be about flat compared to 2013.
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
Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by our Company Owned Real Estate Brokerage Services segment. Such share of commissions earned by sales associates varies by region and can increase as sales associates increase their level of homesale transactions. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker and we believe the level of commissions earned by sales associates for the three months ended September 30, 2013 will remain consistent for the full year.
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

The following table presents our drivers for the three and nine months ended September 30, 2013 and 2012. See “Results of Operations” below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2013	2012	% Change	2013	2012	% Change
Real Estate Franchise Services (a)
Closed homesale sides (b)	315,432	265,828	19%	827,632	737,057	12%
Average homesale price	$240,408	$218,866	10%	$231,538	$210,619	10%
Average homesale broker commission rate	2.53%	2.53%	—	2.54%	2.54%	—
Net effective royalty rate	4.46%	4.65%	(19) bps	4.50%	4.67%	(17) bps
Royalty per side	$281	$268	5%	$275	$261	5%
Company Owned Real Estate Brokerage Services
Closed homesale sides (b)	93,083	79,383	17%	244,021	217,424	12%
Average homesale price	$475,823	$442,212	8%	$465,335	$433,994	7%
Average homesale broker commission rate	2.49%	2.50%	(1) bps	2.50%	2.50%	—
Gross commission income per side	$12,527	$11,786	6%	$12,341	$11,603	6%
Relocation Services
Initiations	42,788	38,696	11%	130,050	124,864	4%
Referrals	28,406	24,082	18%	70,341	60,387	16%
Title and Settlement Services
Purchase title and closing units	33,540	28,927	16%	89,204	79,465	12%
Refinance title and closing units	17,625	24,168	(27%)	65,247	63,950	2%
Average price per closing unit	$1,579	$1,378	15%	$1,469	$1,360	8%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
Assuming all else remains equal, the gain or loss of one business day in the quarter can increase or reduce homesale sides by approximately 2 percentage points at both RFG and NRT. The three months ended September 30, 2013 contained one more business day than the three months ended September 30, 2012. There are an equal number of business days for the nine months ended September 30, 2013 and 2012.

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
Three Months Ended September 30, 2013 vs. Three Months Ended September 30, 2012
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2013	2012	Change
Net revenues	$1,553	$1,281	$272
Total expenses (1)	1,438	1,317	121
Income (loss) before income taxes, equity in earnings and noncontrolling interests	115	(36)	151
Income tax expense	9	18	(9)
Equity in earnings of unconsolidated entities	(4)	(21)	17
Net income (loss)	110	(33)	143
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group	$109	$(34)	$143
_______________

(1)
Total expenses for the three months ended September 30, 2013 includes $22 million related to the loss on the early extinguishment of debt, $19 million related to the Phantom Value Plan and $1 million of former parent legacy costs. Total expenses for the three months ended September 30, 2012 includes $2 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items.

Net revenues increased $272 million (21%) for the three months ended September 30, 2013 compared with the three months ended September 30, 2012, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily due to an increase in homesale transactions and homesale price as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume and underwriter volume.
Total expenses increased $121 million (9%) primarily due to:

•
a $163 million increase in commission and other sales associate-related costs, due to increased volume and the impact of top producing sales associates completing a higher proportion of homesale transactions;

•
a $41 million increase in operating and general and administrative expenses primarily related to a $22 million increase in operating expenses driven by transaction volume increases across the business units and a $19 million increase in employee-related costs under the Phantom Value Plan as a result of the secondary equity offerings completed in 2013, partially offset by a $6 million decrease in employee-related costs primarily due to the absence of the two year retention plan implemented in November 2010; and

•
a $22 million loss on the early extinguishment of debt related to the Company's repurchase of $100 million of its 9.00% First and a Half Lien Notes through open market purchases. The loss on early extinguishment of debt was comprised of $18 million of premium payments and a $4 million write-off of deferred financing costs;

partially offset by,

•	a $113 million decrease in interest expense for the three months ended September 30, 2013 compared to the three months ended September 30, 2012 as a result of reduced and refinanced indebtedness.

Equity in earnings of unconsolidated entities decreased $17 million primarily related to lower earnings from our investment in PHH Home Loans as a result of a significant decrease in margins in the mortgage origination business and refinancing transaction volume.
Income tax expense for the three months ended September 30, 2013 was $9 million.  This expense included $6 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax expense was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Management continues to evaluate all available evidence, both positive and negative, to determine the appropriate timing to release the valuation allowance recorded against the net definite-lived deferred tax asset balance for our domestic operations. The factors considered include our historical cumulative operating losses in recent years, the significant reductions in our indebtedness and related cash interest due to the Company's initial public offering and related transactions in the fourth quarter of 2012 and subsequent note redemptions during the first nine months of 2013, as well as the long term sustainability of the ongoing recovery in the domestic residential real estate market and overall macroeconomic environment. The Company also continues to closely monitor its improvement in recent operating results and its long term projected taxable income as part of its determination of the appropriate amount of valuation allowance recorded at each respective period end.   The weight given by management to both the positive and negative evidence noted above is commensurate with the extent to which the evidence may be objectively verified.  Although the Company continues to be in a historical cumulative loss position, management is encouraged by recent profitable quarterly results and the overall favorable trends in the domestic residential real estate market over the past year as potential indicators of a sustained improvement in the Company's ability to generate sufficient operating profit in the foreseeable future. If these recent positive trends continue, absent any other factors to the contrary, management may be in a position to release a substantial portion of its recorded valuation allowance in the relative near term.
While the reversal of the allowance will have a material positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes relating to operating results in such periods. As a result of the Company's deferred tax assets from net operating losses, the subsequent reduction in earnings will have a limited impact on the Company's cash outflows until such time as the net operating losses are fully utilized.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30, 2013 and 2012:

	Revenues (a)			EBITDA (b)			Margin
	2013	2012	% Change	2013	2012	% Change	2013	2012	Change
Real Estate Franchise Services	$193	$161	20%	$133	$107	24%	69%	66%	3
Company Owned Real Estate Brokerage Services	1,178	948	24	91	67	36	8	7	1
Relocation Services	127	124	2	45	45	—	35	36	(1)
Title and Settlement Services	134	114	18	17	12	42	13	11	2
Corporate and Other	(79)	(66)	*	(50)	(18)	*
Total Company	$1,553	$1,281	21%	$236	$213	11%	15%	17%	(2)
Less: Depreciation and amortization				44	42
Interest expense, net				74	187
Income tax expense				9	18
Net income (loss) attributable to Realogy Holdings and Realogy Group				$109	$(34)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $79 million and $66 million during the three months ended September 30, 2013 and 2012, respectively.

(b)
EBITDA for the three months ended September 30, 2013 includes $22 million related to the loss on early extinguishment of debt, $19 million related to the Phantom Value Plan and $1 million of former parent legacy costs. EBITDA for the three months ended September 30, 2012 includes $2 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items. Excluding the items noted above, the Total Company margin would have been 18% and 17% for the three months ended September 30, 2013 and 2012, respectively.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 2 percentage points to 15% for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a $22 million loss on the early extinguishment of debt related to the Company's repurchase of $100 million of its 9.00% First and a Half Lien Notes through open market purchases and $19 million of expense related to the Phantom Value Plan as a result of the secondary equity offerings, partially offset by improved margins at the Real Estate Franchise Services and Company Owned Real Estate Brokerage Services segments due to higher homesale transaction volume.
On a segment basis, the Real Estate Franchise Services segment margin increased 3 percentage points to 69% from 66%. The three months ended September 30, 2013 reflected increases in franchisee royalty revenue due to an increase in homesale transactions and price. The Company Owned Real Estate Brokerage Services segment margin increased 1 percentage point to 8% from 7% in the prior period due to an increase in the number of homesale transactions and price resulting in a higher gross commission income per side, partially offset by lower PHH Home Loan earnings of $17 million compared to the 2012 third quarter as a result of the significant decrease in refinancing transaction volume. The Relocation Services segment margin decreased 1 percentage point to 35% from 36% in the comparable prior period primarily due to an increase in employee related costs related to the Phantom Value Plan and higher foreign currency exchange rate losses. The Title and Settlement Services segment margin increased 2 percentage points to 13% from 11% due to increases in resale transactions and underwriter revenue.
Corporate and Other EBITDA for the three months ended September 30, 2013 decreased $32 million to negative $50 million primarily due to a $22 million loss on the early extinguishment of debt related to the Company's repurchase of $100 million of its 9.00% First and a Half Lien Notes through open market purchases. In addition, the Company recorded a $12 million charge related to the Corporate portion of the expense recognized under the Phantom Value Plan for the secondary equity offering completed in July 2013.
Real Estate Franchise Services
Revenues increased $32 million to $193 million and EBITDA increased $26 million to $133 million for the three months ended September 30, 2013 compared with the same period in 2012.
The increase in revenue was driven by an $18 million increase in third-party domestic franchisee royalty revenue due to a 19% increase in the number of homesale transactions along with a 10% increase in the average homesale price, partially offset by a 4% lower net effective royalty rate driven by our larger affiliates continuing to achieve higher volume levels as well as a shift in volume amongst our brands which operate under different royalty rate arrangements. Marketing revenue and related expense increased $2 million, primarily due to higher advertising spending in the third quarter of 2013 compared with the same period in 2012.
The increase in revenue was also attributable to a $14 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $77 million and $63 million during the third quarter of 2013 and 2012, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $26 million increase in EBITDA was principally due to the $32 million increase in royalty revenues discussed above, partially offset by a $5 million increase in employee related costs of which $2 million relates to the Phantom Value Plan.
Company Owned Real Estate Brokerage Services
Revenues increased $230 million to $1,178 million and EBITDA increased $24 million to $91 million for the three months ended September 30, 2013 compared with the same period in 2012.
The increase in revenues of $230 million was due to higher commission income earned on homesale transactions which was primarily driven by a 17% increase in the number of homesale transactions and an 8% increase in the average price of homes. The 17% increase in homesale transactions was due to higher activity in all of the geographic regions we serve. The 8% increase in the average price of homes is 2% lower than our Real Estate Franchise Services segment and is reflective of a continuation in the shift in sales activity to NRT's lower priced markets and generally reflects a trend that we have been seeing for the past nine quarters. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA increased $24 million primarily due to the $230 million increase in revenues discussed above, partially offset by:

•	a $163 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•	a $14 million increase in royalties paid to the Real Estate Franchise Services segment;

•	a $12 million increase in employee related costs of which $2 million relates to the Phantom Value Plan; and

•
a $17 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume. Rising interest rates have significantly slowed mortgage refinancings, resulting in downward pressure on margins for mortgage lenders. PHH Home Loans is expected to continue to experience downward pressure on its earnings in the fourth quarter of 2013.

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
Relocation Services
Revenues increased $3 million to $127 million and EBITDA was flat at $45 million for the three months ended September 30, 2013 compared with the same quarter in 2012.
The increase in revenues was primarily driven by a $4 million increase in referral fees due to increased transaction volume and higher home values compared to the same quarter in 2012. The increase in initiations exceeds the increase in revenue, as we are experiencing growth in referral fees from our affinity business, organizations with established members, and international relocation services; both of which generate lower revenue per initiation than domestic relocation services.
EBITDA remained consistent with the same quarter in 2012 due to the $3 million increase in revenues discussed above offset by a $2 million increase in employee related costs primarily related to the Phantom Value Plan and $1 million of higher foreign currency exchange rate losses in 2013 compared to the same quarter in 2012.
Title and Settlement Services
Revenues increased $20 million to $134 million and EBITDA increased $5 million to $17 million for the three months ended September 30, 2013 compared with the same quarter in 2012.
The increase in revenues was primarily driven by a $10 million increase in resale volume, a $13 million increase in underwriter revenue, partially offset by a $3 million decrease in refinancing transactions. Resale title and closing units increased 16%, average price per closing increased 15% while refinance title and closing units decreased 27% for the quarter ended September 30, 2013 compared with the same quarter in 2012.
EBITDA increased $5 million as a result of the $20 million increase in revenues discussed above, partially offset by a $13 million increase in variable operating costs as a result of the increase in transaction volume.
Nine Months Ended September 30, 2013 vs. Nine Months Ended September 30, 2012
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2013	2012	Change
Net revenues	$4,043	$3,465	$578
Total expenses (1)	3,922	3,727	195
Income (loss) before income taxes, equity in earnings and noncontrolling interests	121	(262)	383
Income tax expense	25	33	(8)
Equity in earnings of unconsolidated entities	(26)	(46)	20
Net income (loss)	122	(249)	371
Less: Net income attributable to noncontrolling interests	(4)	(2)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$118	$(251)	$369
_______________

(1)
Total expenses for the nine months ended September 30, 2013 includes $68 million related to the loss on the early extinguishment of debt, $45 million related to the Phantom Value Plan and $4 million of restructuring costs. Total expenses for the nine months ended September 30, 2012 includes $6 million related to the loss on the early extinguishment of debt and $7 million of restructuring costs, partially offset by a net benefit of $4 million of former parent legacy items.

Net revenues increased $578 million (17%) for the nine months ended September 30, 2013 compared with the nine months ended September 30, 2012, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily due to an increase in homesale transactions and homesale price as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $195 million (5%) primarily due to:

•
a $353 million increase in commission and other sales associate-related costs due to the increase in transaction volume and the impact of top producing sales associates completing a higher proportion of homesale transactions;

•
a $82 million increase in operating and general and administrative expenses primarily related to a $55 million increase in operating expenses driven by transaction volume increases across the business units, a $45 million increase in employee-related costs under the Phantom Value Plan as a result of the secondary equity offerings completed in April 2013 and July 2013 and an $8 million increase in equity compensation expense, partially offset by a $26 million decrease in employee-related costs primarily due to the absence of the two year retention plan implemented in November 2010 and a $15 million decrease in legal expenses for the Real Estate Franchise Services segment primarily due to the legal expense and settlement of a legal matter in 2012; and

•
a $62 million increase in the loss on early extinguishment of debt related to the redemption of the 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in the second quarter of 2013 and the repurchase of $100 million of the 9.00% First and a Half Lien Notes through open market purchases in the third quarter of 2013, offset by the loss on early extinguishment of debt related to the 2012 Senior Secured Notes Offering;

partially offset by,

•	a $303 million decrease in interest expense for the nine months ended September 30, 2013 compared to the nine months ended September 30, 2012 as a result of reduced and refinanced indebtedness.
Equity in earnings of unconsolidated entities decreased $20 million primarily related to lower earnings from our investment in PHH Home Loans as a result of a significant decrease in margins in the mortgage origination business and refinancing transaction volume.
Income tax expense for the nine months ended September 30, 2013 was $25 million.  This expense included $19 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $6 million for foreign and state income taxes for certain jurisdictions. The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items, including the increase in deferred tax liabilities associated with indefinite-lived intangibles, are recorded during the period in which they occur.  No federal income tax expense was recognized for the current period due to the recognition of a full valuation allowance for domestic operations.
Management continues to evaluate all available evidence, both positive and negative, to determine the appropriate timing to release the valuation allowance recorded against the net definite-lived deferred tax asset balance for our domestic operations. The factors considered include our historical cumulative operating losses in recent years, the significant reductions in our indebtedness and related cash interest due to the Company's initial public offering and related transactions in the fourth quarter of 2012 and subsequent note redemptions during the first nine months of 2013, as well as the long term sustainability of the ongoing recovery in the domestic residential real estate market and overall macroeconomic environment. The Company also continues to closely monitor its improvement in recent operating results and its long term projected taxable income as part of its determination of the appropriate amount of valuation allowance recorded at each respective period end.   The weight given by management to both the positive and negative evidence noted above is commensurate with the extent to which the evidence may be objectively verified.  Although the Company continues to be in a historical cumulative loss position, management is encouraged by recent profitable quarterly results and the overall favorable trends in the domestic residential real estate market over the past year as potential indicators of a sustained improvement in the Company's ability to generate sufficient operating profit in the foreseeable future. If these recent positive trends continue, absent any other factors to the contrary, management may be in a position to release a substantial portion of its recorded valuation allowance in the relative near term.
While the reversal of the allowance will have a material positive effect on the Company’s results of operations in the period in which any reversal is recorded, any reversal will most likely have the effect of reducing the Company’s earnings in subsequent periods as a result of an increase in the provision for income taxes relating to operating results in such periods. As a result of the Company's deferred tax assets from net operating losses, the subsequent reduction in earnings will have a limited impact on the Company's cash outflows until such time as the net operating losses are fully utilized.
Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30, 2013 and 2012:

	Revenues (a)			EBITDA (b)			Margin
	2013	2012	% Change	2013	2012	% Change	2013	2012	Change
Real Estate Franchise Services	$521	$460	13%	$338	$267	27%	65%	58%	7
Company Owned Real Estate Brokerage Services	3,046	2,559	19	185	128	45	6	5	1
Relocation Services	322	321	—	82	79	4	25	25	—
Title and Settlement Services	364	308	18	41	28	46	11	9	2
Corporate and Other	(210)	(183)	*	(143)	(56)	*
Total Company	$4,043	$3,465	17%	$503	$446	13%	12%	13%	(1)
Less: Depreciation and amortization				130	131
Interest expense, net				230	533
Income tax expense				25	33
Net income (loss) attributable to Realogy Holdings and Realogy Group				$118	$(251)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $210 million and $183 million during the nine months ended September 30, 2013 and 2012, respectively.

(b)
EBITDA for the nine months ended September 30, 2013 includes $68 million related to the loss on early extinguishment of debt, $45 million related to the Phantom Value Plan and $4 million of restructuring costs. EBITDA for the nine months ended September 30, 2012 includes $6 million related to the loss on the early extinguishment of debt and $7 million of restructuring costs, partially offset by a net benefit of $4 million of former parent legacy items. Excluding the items noted above, the Total Company margin would have been 15% and 13% for the nine months ended September 30, 2013 and 2012, respectively.

As described in the aforementioned table, EBITDA margin for “Total Company” expressed as a percentage of revenues decreased 1 percentage point to 12% for the nine months ended September 30, 2013 compared to the same period in 2012. The decrease was primarily due to a $68 million loss on the early extinguishment of debt for the redemption of the Company's Senior Notes and Senior Subordinated Notes in the second quarter of 2013 and the $100 million of the 9.00% First and a Half Lien Notes which were repurchased in the third quarter of 2013 as well as $45 million of expense related to the Phantom Value Plan as a result of the secondary equity offerings completed in April 2013 and July 2013, partially offset by improved margins at the Real Estate Franchise Services segment due to higher homesale transaction volume and homesale price.
On a segment basis, the Real Estate Franchise Services segment margin increased 7 percentage points to 65% from 58% in the prior period due to an increase in franchisee royalty revenue driven by an increase in homesale transactions and price along with a decrease in legal expenses. The Company Owned Real Estate Brokerage Services segment margin increased 1 percentage point to 6% from 5% in the prior period due to an increase in the number of homesale transactions and price resulting in a higher gross commission income per side. The Relocation Services segment margin remained consistent at 25%. The Title and Settlement Services segment margin increased 2 percentage points to 11% from 9% due to increases in refinancing transactions, resale transactions and underwriter revenue.
Corporate and Other EBITDA for the nine months ended September 30, 2013 decreased $87 million to negative $143 million primarily due to a $68 million loss on the early extinguishment of debt related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in the second quarter of 2013 and the repurchase of $100 million of the Company's 9.00% First and a Half Lien Notes in the third quarter of 2013 compared to $6 million as a result of the 2012 Senior Secured Notes Offering completed in the first quarter of 2012. In addition there was a $29 million charge related to the Corporate portion of the expense recognized under the Phantom Value Plan for the secondary equity offerings completed in April 2013 and July 2013.
Real Estate Franchise Services
Revenues increased $61 million to $521 million and EBITDA increased $71 million to $338 million for the nine months ended September 30, 2013 compared with the same period in 2012.
The increase in revenue was driven by a $36 million increase in third-party domestic franchisee royalty revenue due to a 12% increase in the number of homesale transactions along with a 10% increase in the average homesale price, partially offset by a 4% lower net effective royalty rate driven by our larger affiliates continuing to achieve higher volume levels as well as a shift in volume amongst our brands which operate under different royalty rate arrangements. Marketing revenue and related expense decreased $5 million and $6 million, respectively, primarily due to lower advertising spending during the first nine months of 2013 compared to the same period in 2012.
The increase in revenue was also attributable to a $29 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $201 million and $172 million during the first nine months of 2013 and 2012, respectively, are eliminated in consolidation. See “Company Owned Real Estate Brokerage Services” for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The $71 million increase in EBITDA was principally due to the $65 million increase in royalty revenues discussed above and a $15 million decrease in legal expenses primarily due to the settlement of a legal matter in 2012, partially offset by a $3 million increase in licensing fees related to our agreements to operate and franchise the Sotheby's International Realty and Better Homes and Gardens Real Estate brands and a $4 million increase in employee related costs primarily related to the Phantom Value Plan.
Company Owned Real Estate Brokerage Services
Revenues increased $487 million to $3,046 million and EBITDA increased $57 million to $185 million for the nine months ended September 30, 2013 compared with the same period in 2012.
The increase in revenues of $487 million was due to higher commission income earned on homesale transactions which was primarily driven by a 12% increase in the number of homesale transactions and a 7% increase in the average price of homes. The 12% increase in homesale transactions was due to higher activity in all of the geographic regions we serve. The 7% increase in the average price of homes is 3% lower than our Real Estate Franchise Services segment and is reflective of a continuation in the shift in sales activity to NRT's lower priced markets and generally reflects a trend that we have been seeing for the past nine quarters. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA increased $57 million primarily due to the $487 million increase in revenues discussed above, partially offset by:

•	a $353 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•	a $29 million increase in royalties paid to the Real Estate Franchise Services segment;

•	a $7 million increase in other operating expenses;

•	a $19 million increase in employee related costs of which $5 million relates to the Phantom Value Plan; and

•
a $21 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume. Rising interest rates have significantly slowed mortgage refinancings, resulting in downward pressure on margins for mortgage lenders. PHH Home Loans is expected to continue to experience downward pressure on its earnings in Q4 2013.

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
Relocation Services
Revenues increased $1 million to $322 million and EBITDA increased $3 million to $82 million for the nine months ended September 30, 2013 compared with the same period in 2012.
The increase in revenues was primarily driven by a $7 million increase in referral fees due to increased transaction volume and higher home values and a $2 million increase in international revenue due to increased transaction volume, partially offset by a $6 million decrease in relocation revenue due primarily to lower domestic relocation volume and a $2 million decrease in at-risk revenue due to lower at-risk transaction volume. The increase in initiations exceeds the increase in revenue, as we are experiencing growth in referral fees from our affinity business, organizations with established members, and international relocation services; both of which generate lower revenue per initiation than domestic relocation services.
EBITDA increased $3 million primarily as a result of the $1 million increase in revenue discussed above, $2 million in lower foreign currency exchange rate losses in 2013 compared with 2012 and a $2 million reduction in costs for at-risk transactions, partially offset by a $2 million net increase in costs, primarily employee related including $4 million of expense for the Phantom Value Plan.
Title and Settlement Services
Revenues increased $56 million to $364 million and EBITDA increased $13 million to $41 million for the nine months ended September 30, 2013 compared with the same period in 2012.
The increase in revenues was primarily driven by a $24 million increase in resale volume, a $9 million increase in refinancing transactions and a $23 million increase in underwriter revenue. Resale title and closing units increased 12%, refinance title and closing units increased 2%, and average price per closing increased 8% for the nine months ended September 30, 2013 compared with the same period in 2012.
EBITDA increased $13 million as a result of the $56 million increase in revenues discussed above, partially offset by a $40 million increase in variable operating costs as a result of the increase in transaction volume and a $1 million increase in employee related costs.

2013 Corporate Headquarters Relocation
During the second quarter of 2013, the Company completed the relocation of its corporate headquarters from Parsippany, NJ to Madison, NJ. As a result of this relocation, the Company has recognized a $4 million restructuring charge for the nine months ended September 30, 2013 which is primarily comprised of lease payments on the former corporate headquarters through October 2013. During the nine months ended September 30, 2013, the Company utilized all $4 million of the restructuring accrual.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. During the nine months ended September 30, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $3 million at September 30, 2013.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel related costs and consolidating facilities during 2006 through 2011. At December 31, 2012, the remaining liability was $11 million. During the nine months ended September 30, 2013, the Company utilized $6 million of the remaining accrual resulting in a remaining liability of $5 million related to future lease payments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
FINANCIAL CONDITION

	September 30, 2013	December 31, 2012	Change
Total assets	$7,182	$7,445	$(263)
Total liabilities	5,509	5,926	(417)
Total equity	1,673	1,519	154
For the nine months ended September 30, 2013, total assets decreased $263 million primarily as a result of a $203 million decrease in cash and cash equivalents primarily due to positive cash flows from operations offset by the redemption of Senior Notes and Senior Subordinated Notes, the issuance of Senior Notes and the repurchase of $100 million of the 9.00% First and a Half Lien Notes through open market purchases. In addition, franchise agreements and other intangibles decreased by $50 million and $26 million, respectively, due to amortization, partially offset by a $15 million increase in trade receivables and a $6 million increase in goodwill from acquisitions by our Company Owned Brokerage Services segment.
Total liabilities decreased $417 million due to a $411 million decrease in total indebtedness primarily related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes and the Company's repurchase of $100 million of its 9.00% First and a Half Lien Notes through open market purchases. The decrease was also due to a $17 million reduction in accrued expenses and other current liabilities primarily due to lower accrued interest as a result of reduced indebtedness and a decrease in accrued legal costs, partially offset by an increase in accrued employee costs and a $5 million increase in accounts payable.
Total equity increased $154 million primarily due to $36 million of additional paid in capital related to stock-based compensation and $118 million due to net income attributable to Realogy Holdings and Realogy Group for the nine months ended September 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES
In October 2012, the Company raised net proceeds of approximately $1.2 billion in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2.1 billion of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes, issuance of $500 million of 3.375% Senior Notes and borrowings under our revolving credit facility with which we repaid or redeemed our 10.50% Senior Notes, 11.50% Senior Notes, 11.00%/11.75% Senior Toggle Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes, 13.375% Senior Subordinated Notes, 13.50% Second Lien Loans, $100 million of Other Bank Indebtedness and $100 million of the 9.00% First and a Half Lien Notes, as well as amending and restating our senior secured credit facility; our outstanding indebtedness has been reduced by approximately $3.3 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but it continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) an unanticipated increase in LIBOR or ABR, as well as (iii) our inability to access our relocation securitization programs.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our recent indebtedness repayments and refinancings, we expect to generate positive cash flows from operations in 2013. We intend to use such cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We believe that we are experiencing a sustainable recovery in the residential real estate market. As discussed under the heading “Current Industry Trends,” we have experienced an increase in homesale sides and average homesale price at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment; however, we are not certain of the length or improvement level that may be associated with this recovery. Moreover, if the residential real estate market or the economy as a whole does not improve or deteriorates, we may experience further adverse effects on our business, financial condition and liquidity, including our ability to access capital and grow our business.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first quarter of every year.
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
Cash Flows
At September 30, 2013, we had $173 million of cash and cash equivalents, a decrease of $203 million compared to the balance of $376 million at December 31, 2012. The following table summarizes our cash flows for the nine months ended September 30, 2013 and 2012:

	Nine Months Ended September 30,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$330	$(1)	$331
Investing activities	(50)	(51)	1
Financing activities	(483)	49	(532)
Effects of change in exchange rates on cash and cash equivalents	—	1	(1)
Net change in cash and cash equivalents	$(203)	$(2)	$(201)

For the nine months ended September 30, 2013, $331 million more cash was provided by operating activities compared to the same period in 2012. For the nine months ended September 30, 2013, $330 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $305 million as well as $41 million of cash dividends received from unconsolidated subsidiaries. This was partially offset by cash used due to an increase of $1 million and $15 million in relocation receivables and trade receivables, respectively. For the nine months ended September 30, 2012, $1 million of cash was used in operating activities due to negative cash flows from operating results of $116 million after $415 million of cash interest payments as well as an increase of $24 million and $34 million in trade receivables and relocation receivables, respectively. This was partially offset by an increase of $144 million in accounts payable, accrued expenses and other liabilities and $28 million of cash dividends received from unconsolidated subsidiaries.
We received cash dividends from PHH Home Loans of $40 million and $26 million during the nine months ended September 30, 2013 and 2012, respectively. We expect that PHH Home Loans will continue to generate annual earnings and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will fluctuate and will be dependent upon the financial results of PHH Home Loans.
For the nine months ended September 30, 2013, we used $1 million less cash for investing activities compared to the same period in 2012. For the nine months ended September 30, 2013, $50 million of cash was primarily used for $40 million of property and equipment additions, $5 million of acquisition related payments and a $2 million increase in restricted cash. For the nine months ended September 30, 2012, $51 million of cash was used for $34 million of property and equipment additions, $5 million of acquisition related payments, a $6 million increase in restricted cash and net purchases of certificates of deposit of $6 million.
For the nine months ended September 30, 2013, we used $532 million more cash for financing activities compared to the same period in 2012. For the nine months ended September 30, 2013, $483 million of cash was used for:

•	the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million;

•	the repurchase of $100 million of the 9.00% First and a Half Lien Notes;

•	a decrease in revolver borrowings of $70 million;

•	payment of $28 million of debt issuance costs; and

•	$26 million of other financing related payments;
partially offset by,

•	$500 million of net proceeds from the issuance of 3.375% Senior Notes and $79 million of additional proceeds from the extension of the term loan facility.
For the nine months ended September 30, 2012, $49 million of cash was provided by financing activities as a result of the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes partially offset by $640 million of term loan facility repayments, the repayment of revolver borrowings of $188 million and $18 million of securitization obligation repayments.
Financial Obligations
Indebtedness Table
As of September 30, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$40	$435
Term loan facility	(3)	March 2020	1,915	1,897	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	225	225	—
Senior Notes	3.375%	May 2016	500	500	—
Securitization obligations: (4)
Apple Ridge Funding LLC		September 2014	325	229	96
Cartus Financing Limited (5)		Various	65	18	47
			$4,798	$4,202	$578
_______________

(1)
On October 31, 2013, the Company had $40 million outstanding on the revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $410 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,915 million term loan, less a discount of $18 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate (“ABR”) plus 2.50% (with an ABR floor of 2.0%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014.
Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the “Amended and Restated Credit Agreement”). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility. The interest rate with respect to the term loan is based on, at Realogy Group's option, adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or ABR plus 2.50% (with an ABR floor of 2.0%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.
The Amended and Restated Credit Agreement also retained a $155 million synthetic letter of credit facility, of which $36 million matured on October 10, 2013 and the balance matures on October 10, 2016.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of September 30, 2013, the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $85 million of letters of credit for other general corporate purposes.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if Realogy Group's senior secured leverage ratio is less than 3.50 to 1.0 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.

The term loan facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount of the term loan facility, which commenced on June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.0. This ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term “Adjusted EBITDA” to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes or securitization obligations. At September 30, 2013, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however, the Company has continued to calculate the senior secured leverage ratio. At September 30, 2013, Realogy Group’s senior secured leverage ratio was 3.03 to 1.0.
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
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The 9.00% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
During the third quarter of 2013, the Company repurchased $100 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $120 million, including $2 million of accrued interest and a premium of $18 million.
Unsecured Notes
On April 16, 2013, Realogy Group utilized $201 million of the remaining $218 million of net proceeds from the Company's initial public offering to redeem all of the outstanding Senior Subordinated Notes. On April 23, 2013, Realogy

Group utilized the remaining net proceeds from the Company's initial public offering, cash on hand and borrowings under its revolving credit facility to redeem all of the $130 million of its 12.00% Senior Notes at a premium of 106%.
On April 26, 2013, Realogy Group issued $500 million of 3.375% senior notes due 2016 (the "3.375% Senior Notes"). Realogy Group used the net proceeds from the offering of the 3.375% Senior Notes of $494 million, along with borrowings under its revolving credit facility, to redeem all $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest on the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes will be payable semiannually on May 1 and November 1 of each year, commencing November 1, 2013. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $325 million and an expiration date of September 2014.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $314 million and $309 million of underlying relocation receivables and other related relocation assets at September 30, 2013 and December 31, 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $5 million for the three and nine months ended September 30, 2013, respectively and $2 million and $7 million for the three and nine months ended September 30, 2012, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.1% and 3.4% for the nine months ended September 30, 2013 and 2012, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions, note redemptions and note repurchases, the Company recorded a loss on the early extinguishment of debt of $68 million and wrote off financing costs of $2 million to interest expense during the nine months ended September 30, 2013.

As a result of the 2012 Senior Secured Notes Offering and the use of proceeds to repay indebtedness, the Company recorded a loss on the early extinguishment of debt of $6 million during the nine months ended September 30, 2012.
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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the senior secured credit facility requires us to maintain a senior secured leverage ratio. See "Financial Obligations - Senior Secured Credit Facility" for additional information.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of “non-GAAP financial measures,” such as EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of “EBITDA,” calculated on a “pro forma basis,” used in the senior secured credit facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, IPO related costs for the Convertible Notes, loss on the early extinguishment of debt, non-cash charges, Apollo management fees, fees for the secondary equity offerings and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. Adjusted EBITDA calculated for a three-month period adjusts for the same items as for a twelve-month period, except that the pro forma effect of cost savings, business optimizations and acquisitions and new franchisees are calculated as of the beginning of the three-month period instead of the twelve-month period.
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
A reconciliation of net income (loss) attributable to Realogy to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2013 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2012	September 30, 2012	December 31, 2012	September 30, 2013	September 30, 2013
Net income (loss) attributable to Realogy (a)	$(543)	$(251)	$(292)	$118	$(174)
Income tax expense	39	33	6	25	31
Income (loss) before income taxes	(504)	(218)	(286)	143	(143)
Interest expense, net	528	533	(5)	230	225
Depreciation and amortization	173	131	42	130	172
EBITDA (b)	197	446	(249)	503	254
Restructuring costs and former parent legacy costs (benefit), net (c)					5
IPO related costs for the Convertible Notes					361
Loss on the early extinguishment of debt					86
Pro forma cost savings for 2013 restructuring initiatives (d)					1
Pro forma cost savings for 2012 restructuring initiatives (e)					1
Pro forma effect of business optimization initiatives (f)					19
Non-cash charges (g)					40
Non-recurring fair value adjustments for purchase accounting (h)					1
Pro forma effect of acquisitions and new franchisees (i)					6
Apollo management fees (j)					28
Fees for secondary equity offerings					2
Incremental securitization interest costs (k)					5
Adjusted EBITDA					$809
Total senior secured net debt (l)					$2,452
Senior secured leverage ratio					3.03	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) a loss of $292 million for the fourth quarter of 2012, (ii) a loss of $75 million for the first quarter of 2013, (iii) income of $84 million for the second quarter of 2013 and (iv) income of $109 million for the third quarter of 2013.

(b)
EBITDA consists of: (i) negative $249 million for the fourth quarter of 2012, (ii) $63 million for the first quarter of 2013, (iii) $204 million for the second quarter 2013 and (iv) $236 million for the third quarter of 2013.

(c)	Consists of $9 million of restructuring costs partially offset by a net benefit of $4 million for former parent legacy items.

(d)	Represents incremental costs incurred for the Corporate headquarters that are not expected to recur in subsequent periods.

(e)
Represents actual costs incurred that are not expected to recur in subsequent periods due to restructuring activities initiated during the year ended December 31, 2012. From this restructuring, we expect to reduce our operating costs by approximately $13 million on a twelve-month run-rate basis and estimate that $12 million of such savings were realized from the time they were put in place. The adjustment shown represents the impact the savings would have had on the period from October 1, 2012 through the time they were put in place had those actions been effected on October 1, 2012.

(f)
Represents the twelve-month pro forma effect of business optimization initiatives including $3 million related to our Relocation Services integration costs, $3 million related to vendor renegotiations and $13 million related to business cost cutting initiatives.

(g)
Represents the elimination of non-cash expenses, including $58 million of stock-based compensation expense less $16 million for the change in the allowance for doubtful accounts and notes reserves and $2 million of other items from October 1, 2012 through September 30, 2013.

(h)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(i)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on October 1, 2012. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2012.

(j)	Represents the elimination of the expense recognized for the termination of the Apollo management fee agreement for the twelve months ended September 30, 2013.

(k)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2013.

(l)
Represents total borrowings under the senior secured credit facility which are secured by a first priority lien on our assets of $2,548 million plus $18 million of capital lease obligations less $114 million of readily available cash as of September 30, 2013. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes our securitization obligations or unsecured indebtedness, including the 3.375% Senior Notes.
Set forth in the table below is a reconciliation of net income (loss) attributable to Realogy to Adjusted EBITDA for the three-month periods ended September 30, 2013 and 2012:

	Three Months Ended
	September 30, 2013	September 30, 2012
Net income (loss) attributable to Realogy	$109	$(34)
Income tax expense	9	18
Income (loss) before income taxes	118	(16)
Interest expense, net	74	187
Depreciation and amortization	44	42
EBITDA	236	213
Restructuring costs and former parent legacy costs (benefit), net	1	1
Loss on the early extinguishment of debt	22	—
Non-cash charges	20	(2)
Pro forma cost savings for restructuring initiatives	1	—
Pro forma effect of business optimization initiatives	4	6
Non-recurring fair value adjustments for purchase accounting	—	1
Pro forma effect of acquisitions and new franchisees	1	1
Apollo management fees	—	4
Incremental securitization interest costs	1	1
Adjusted EBITDA	286	225
Liquidity Risks
Our liquidity position may be negatively affected as a result of the following specific liquidity risks.
Interest Requirements and Seasonality
With the completion of the Company's initial public offering and related transactions in October 2012, as well as our subsequent refinancings and repayment of indebtedness, our interest expense is substantially reduced from its level as of September 30, 2012. Our liquidity position, however, will continue to be negatively impacted by the interest expense on our debt obligations and could be negatively impacted by deterioration in the residential real estate market or the economy as a whole.
Our business segments are also subject to seasonal fluctuations. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and are, therefore, variable. However, certain of our other expenses, such as facilities costs and certain personnel-related costs are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest level at or around the end of the first quarter of every year. If there is a halt in the recovery of the residential real estate market, we may be required to seek additional sources of working capital for our future liquidity needs. There can be no assurance that we would be able to obtain financing on acceptable terms or at all.
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
Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2013:

	Remaining
	2013	2014	2015	2016	2017	Thereafter	Total
Revolving credit facility (a)	$—	$—	$—	$—	$—	$40	$40
Term loan facility (b)	10	19	19	19	19	1,829	1,915
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	700	700
9.00% First and a Half Lien Notes	—	—	—	—	—	225	225
3.375% Senior Notes	—	—	—	500	—	—	500
Interest payments on long-term debt (c)	59	234	236	227	206	422	1,384
Securitized obligations (d)	247	—	—	—	—	—	247
Operating leases (e)	25	128	99	61	42	139	494
Capital leases (including imputed interest)	2	8	5	3	1	1	20
Purchase commitments (f)	24	38	19	13	10	254	358
Total (g) (h)	$367	$427	$378	$823	$278	$4,203	$6,476
_______________

(a)
The Company’s senior secured credit facility includes a $475 million revolving facility expiring in March 2018. Outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s term loan facility matures in March 2020. There is 1% per annum amortization of principal, which commenced on June 30, 2013. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $425 million of the $1,955 million of variable rate debt.

(c)	Interest payments are based on applicable interest rates in effect at September 30, 2013.

(d)
The Apple Ridge securitization facility expires in September 2014 and the Cartus Financing Limited agreements expire in August 2014 and August 2015. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

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

(g)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At September 30, 2013, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(h)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $48 million and unrecognized tax benefits of $112 million as the Company is not able to estimate the year in which these liabilities could be paid.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At September 30, 2013, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical change (increase and decrease) in interest rates. We exclude the fair values of relocation receivables and advances and securitization borrowings from our sensitivity analysis because we believe the interest rate risk on these assets and liabilities is mitigated as the rate we earn on relocation receivables and advances and the rate we incur on our securitization borrowings are based on similar variable indices.
At September 30, 2013, we had total variable interest rate long-term debt associated with our outstanding term loan and revolving credit facility primarily based on LIBOR of $1,955 million (the term loan facility is subject to a LIBOR floor of 1.00%), excluding $247 million of securitization obligations.  The weighted average interest rate on the outstanding term loan and revolving credit facility at September 30, 2013 was 4.5%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%). At September 30, 2013 the one-month LIBOR rate was 0.18%, therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 1.00% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $25 million for the fair value of the interest rate swaps at September 30, 2013.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $11 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Bararsani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company (“CBRBC”) alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees. The complaint, as amended, further alleges that, because of the misclassification, CBRBC has violated several sections of the California Labor Code including Section 2802 for failing to reimburse plaintiff and the purported class for business related expenses and Section 226 for failing to keep proper records. The amended complaint also asserts a Section 17200 Unfair Business Practices claim for misclassifying the sales associates. The Plaintiff, on behalf of a purported class, seeks the benefit of the California labor laws for expenses, wages and other sums, plus asserted penalties, attorneys’ fees and interest.  The Company believes that CBRBC has properly classified the sales associates as independent contractors and that it has and continues to operate in a manner consistent with widespread industry practice for many decades.
On July 31, 2013, CBRBC filed a Demurrer with the Court related to the amended complaint. The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets forth a three-part test for classification of real estate sales associates—as independent contractors—and all elements of the test have been satisfied by CBRBC and the affiliated sales associates. Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013. The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified. CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and is still awaiting word from the Court of Appeal on whether it will accept the Petition.
In the event the Court of Appeal denies the Petition, the case will proceed and discovery on class and other claims will commence. The case raises significant classification claims that potentially apply to the real estate industry in general and for which there is no California case authority. As with all class action litigation, the case is inherently complex and subject to many uncertainties. We believe that CBRBC has properly classified the current and former affiliated sales associates. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award and other remedies. Given the early stage of this case, the novel claims presented and the great uncertainties regarding which sales associates, if any, may be part of a class, if one is certified, we cannot estimate a range of reasonably potential losses for this litigation. The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
We are involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at September 30, 2013.
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
We also monitor litigation and claims asserted against other industry participants together with new statutory and regulatory enactments for potential impacts to its business. Although we respond, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results. One key area the Company is currently monitoring are actions against other industry participants in various jurisdictions that assert claims relating to the misclassification of sales associates as independent contractors—claims similar to those set forth in the Bararsani litigation. If we or other industry participants are not successful in these actions, we and other industry participants may be required to change the manner in which sales associates are classified.
Item 5.     Other Information.
On November 1, 2013, Realogy Group amended the employment agreement with our Chairman, Chief Executive Officer and President, Richard A. Smith. The amendment eliminates the full excise tax gross-up related to change in control severance and benefits under Section 280G of the Internal Revenue Code of 1986, as amended (the "Code"). The amendment instead provides for a reduction in payments and benefits that would otherwise be subject to an excise tax under Section 280G of the Code if Mr. Smith would be better off on an after-tax basis receiving the maximum amount payable without those payments and benefits being subject to the excise tax. The amendment also includes certain technical amendments relating to compliance with Section 409A of the Code. A copy of the amendment is filed as Exhibit 10.2 hereto and is incorporated herein by reference. The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to the full text of the amendment.
At its November 1, 2013 meeting, the Realogy Holdings Board of Directors appointed Michael J. Williams as its Presiding Director.   In this capacity, Mr. Williams will lead the executive sessions of the non-management and independent directors, serve as a liaison between the Chairman and the other members of the Board, coordinate with the non-management directors between meetings, and assist the Chairman and Chief Executive Officer in preparing Board meeting agendas and schedules.  Mr. Williams also serves as Chair of the Nominating and Corporate Governance Committee.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 4, 2013
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 4, 2013
/S/ DEA BENSON
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

10.1
Eighth Omnibus Amendment, dated as of September 11, 2013, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011 and Crédit Agricole Corporate and Investment Bank. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on September 13, 2013).

10.2*	Amendment to Employment Agreement dated November 1, 2013, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A. Smith.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document

101.SCH ^	XBRL Taxonomy Extension Schema Document

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document
______________

*	Filed herewith.

^	Furnished electronically with this report.