Form 10-K
period 2013-12-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2014-02-27
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-35674
REALOGY HOLDINGS CORP.
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
(973) 407-2000
(Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Name of each exchange on which registered
Realogy Holdings Corp.	Common Stock, par value $0.01 per share	New York Stock Exchange
Realogy Group LLC	None	None
Securities registered pursuant to Section 12(g) of the Act: None
___________________________
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Realogy Holdings Corp. Yes ☑  No ☐  Realogy Group LLC Yes ☐  No ☑
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☑  No ☐
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Realogy Holdings Corp. Yes ☑  No ☐ Realogy Group LLC Yes ☐  No ☑
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit and post such files).
Realogy Holdings Corp. Yes ☑  No ☐ Realogy Group LLC Yes ☑  No ☐
Indicate by check mark if disclosure of delinquent filer pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Realogy Holdings Corp. ☑ Realogy Group LLC ☑
Indicate by check mark whether the Registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company
(Do not check if a smaller reporting company)
Realogy Holdings Corp.	☑	☐	☐	☐
Realogy Group LLC	☐	☐	☑	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Realogy Holdings Corp. held by non-affiliates as of the close of business on June 30, 2013 was $5.8 billion. There were 146,133,171 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of February 21, 2014.
Realogy Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Realogy Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.
~~_______________________________________________________________________________________________________________________________________________________________________________~~

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this Annual Report, our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•	risks related to general business, economic, employment and political conditions and the U.S. residential real estate markets, either regionally or nationally, including but not limited to:

◦
a lack of continued improvement in the number of homesales, stagnant or declining home prices and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

◦	a lack of improvement in consumer confidence;

◦	the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system and high levels of unemployment in the U.S. and abroad;

◦
increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing including but not limited to the various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank");

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market and potential tax code reform, which could reduce or eliminate the amount that taxpayers would be allowed to deduct for home mortgage interest;

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

•
the failure or significant disruption of our operations from various causes related to our critical information technologies and systems including cybersecurity threats to our data and customer/franchisee data;

•	adverse effects of natural disasters or environmental catastrophes that affect local housing markets in which we operate;

•	risks related to our international operations;

•
risks associated with our substantial indebtedness and interest obligations and restrictions contained in our debt agreements, including risks relating to having to dedicate a significant portion of our cash flows from operations to service our debt, risks relating to our ability to refinance our indebtedness and incur additional debt, interest rate risk and risks relating to an event of default under our outstanding indebtedness;

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
Other factors not identified above, including those described under "Item 1A.—Risk Factors" and "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control.
You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in this Annual Report, our other public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

TRADEMARKS AND SERVICE MARKS
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report include the CENTURY 21®, COLDWELL BANKER®, ERA®, THE CORCORAN GROUP®, COLDWELL BANKER COMMERCIAL®, SOTHEBY’S INTERNATIONAL REALTY® and BETTER HOMES AND GARDENS® marks, which are registered in the United States and/or registered or pending registration in other jurisdictions, as appropriate, to the needs of our relevant business. Each trademark, trade name or service mark of any other company appearing in this Annual Report is owned by such company.
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report includes data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors ("NAR"), the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") were the primary sources for third-party industry data and forecasts. While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR historical data is subject to periodic review and revision and these revisions could be material.  NAR and Fannie Mae generally update their forecasts on a monthly basis and subsequent forecasts may change materially from those previously issued. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.
Forecasts regarding rates of home ownership, median sales price, volume of homesales, and other metrics included in this Annual Report to describe the housing industry are inherently uncertain or speculative in nature and actual results for any period could materially differ. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed under the headings "Risk Factors" and "Forward-Looking Statements." Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.

PART I
Except as otherwise indicated or unless the context otherwise requires, the terms "we," "us," "our," "our company," "Realogy," "Realogy Holdings" and the "Company" refer to Realogy Holdings Corp., a Delaware corporation, and its consolidated subsidiaries, including Realogy Intermediate Holdings LLC, a Delaware limited liability company ("Realogy Intermediate"), and Realogy Group LLC, a Delaware limited liability company ("Realogy Group"), and its consolidated subsidiaries. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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
Item 1.    Business.
Our Company
We are the preeminent and most integrated provider of residential real estate services in the U.S. We are the world's largest franchisor of residential real estate brokerages with some of the most recognized brands in the real estate industry, the largest owner of U.S. residential real estate brokerage offices, the largest U.S. and a leading global provider of outsourced employee relocation services and a significant provider of title and settlement services. Our owned and franchised brokerage businesses are more than two and a half times larger than their nearest competitor and, in 2013; we were involved in approximately 26% of domestic existing homesale transaction volume that involved a real estate brokerage firm. Our revenue is derived on a fee-for-service basis, and given our breadth of complementary service offerings, we are able to generate fees from multiple aspects of a residential real estate transaction. Our operating platform is supported by our portfolio of industry leading franchise brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate and we also own and operate The Corcoran Group® and Citi Habitats brands. Our multiple brands and operations allow us to derive revenue from many different segments of the residential real estate market, in many different geographies and at varying price points.
Segment Overview
We report our operations in four segments, each of which receives fees based upon services performed for our customers: Real Estate Franchise Services ("RFG"), Company Owned Real Estate Brokerage Services ("NRT"), Relocation Services ("Cartus®") and Title and Settlement Services ("TRG"). See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the financial statements, including the notes thereto, included elsewhere in this Annual Report, for further information on our reportable segments.
Real Estate Franchise Services. We are the largest franchisor of residential real estate brokerages in the world through our portfolio of well-known brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate. At December 31, 2013, our real estate franchise systems (inclusive of our company owned brokerage operations) had approximately 13,700 offices worldwide in 103 countries and territories. This included approximately 6,000 brokerage offices in the U.S. and approximately 247,800 independent sales associates worldwide, including approximately 170,300 independent sales associates operating under our franchise and proprietary brands in the U.S. The average tenure among U.S. franchisees is approximately 20 years as of December 31, 2013. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. These fees provide us with recurring franchise revenue streams at high operating margins. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology, training and education to facilitate our franchisees in growing their business and increasing their revenue and profitability. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our 98% retention rate through December 31, 2013. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise systems on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year.
Company Owned Real Estate Brokerage Services. We own and operate the largest residential real estate brokerage business in the U.S. under the Coldwell Banker®, Sotheby's International Realty®, ERA®, The Corcoran Group® and Citi Habitats brand names. We offer full-service residential brokerage services through more than 700 company owned brokerage offices with approximately 42,300 independent sales agents in more than 40 of the 100 largest metropolitan areas of the U.S. As a result of our attractive geographic positioning, the average sales price of an NRT transaction is approximately twice the national average. NRT, as the broker for a home buyer or seller, derives revenues primarily from gross commission income received at the closing of real estate transactions. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans LLC ("PHH Home Loans"), our home mortgage venture with PHH. Our home mortgage joint venture with PHH is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless exclusivity is waived by PHH). We also assist landlords and tenants through property management and leasing services.
Relocation Services. We are a leading global provider of outsourced employee relocation services. We are the largest provider of such services in the U.S. and also operate in key international relocation destinations. We offer a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for the employee and employer. Our relocation services business serves corporations, including 50% of the Fortune 50 companies. We also service affinity organizations such as insurance companies and credit unions that provide our services to their members. In 2013, we assisted in approximately 166,000 relocations in more than 150 countries for more than 1,000 active clients. As of December 31, 2013, our top 25 relocation clients had an average tenure of 18 years with us.
Title and Settlement Services. We assist with the closing of real estate transactions by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses, as well as a targeted channel of large financial institution clients, including PHH. In 2013, TRG was involved in the closing of approximately 192,000 transactions of which approximately 60,000 related to NRT. In addition to our own title and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.
* * *
Our headquarters is located at 175 Park Avenue, Madison, New Jersey 07940. Our general telephone number is (973) 407-2000. We were incorporated on December 14, 2006 in the State of Delaware. The Company files electronically with the Securities and Exchange Commission (the "SEC") required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934; registration statements and other forms or reports as required. Certain of the Company's officers and directors also file statements of changes in beneficial ownership on Form 4 with the SEC. The public may read and copy any materials that the Company has filed with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC's Internet site (www.sec.gov). We maintain an Internet website at http://www.realogy.com and make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.
Industry Trends
Industry definition.  We primarily operate in the U.S. residential real estate industry, which is an approximately $1.4 trillion industry based on 2013 transaction volume (i.e. average homesale price times number of new and existing homesale transactions), as compared to $2.1 trillion in 2006, and derive the substantial majority of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold and/or a flat fee. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing home transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent the most attractive segment of the residential real estate industry for the following reasons:

•
the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 5.5 million homesales in the U.S. in 2013, NAR estimates that approximately 5.1 million were existing homesales, representing approximately 92% of the overall sales as measured in units;

•	existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both the buyer and the seller; and

•	we are able to generate revenues from ancillary services provided to our customers.
We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and "for sale by owner" for the following reasons:

•
a real estate transaction has certain characteristics that we believe are best suited for full-service brokerages, such as: (i) the average homesale transaction size is very high and generally is the largest transaction one does in a lifetime; (ii) homesale transactions occur infrequently; (iii) there is a high variance in price, depending on neighborhood, floor plan, architecture, fixtures, and outdoor space; (iv) there is a compelling need for personal service as home preferences are unique to each buyer; (v) a high level of support is required given the complexity associated with the process: and (vi) there is a need for specific marketing and technology services and support given the complexity of the transaction; and

•
we believe that the enhanced service and value offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term. According to NAR, 88% of homes were sold using an agent or broker in 2013 compared to 79% in 2001.

Cyclical nature of industry.  The existing homesale real estate industry is cyclical in nature and has historically shown strong growth. Based on information published by NAR, existing homesale units increased at a compound annual growth rate, or CAGR, of 1.96% from 1972 through 2013, with unit increases 26 times on an annual basis, versus 15 annual decreases. During that same period, median existing homesale prices increased at a CAGR of 4.87% (not adjusted for inflation) from 1972 through 2013, a period that included four economic recessions. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) was approximately $1 trillion in 2013 and grew at a CAGR of 6.93% from 1972 through 2013 period.
Commencing in the second half of 2005 and continuing through 2011, the existing homesale real estate industry was in a significant and lengthy downturn. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. Based upon data published by NAR from 2011 to 2013, the number of annual U.S. existing homesale units and the median existing homesale price each increased by 19%.
We believe the recent improvement in the residential real estate market is reflective of a market recovery driven by low interest rates, fewer foreclosures, high affordability of home ownership, and satisfying demand that has built up during a period of economic uncertainty. In select areas of the country there is a lack of inventory at certain price points, which has generally had a positive effect on home prices but could lower sales activity over the near term. Lastly, as rental prices have recently continued to rise, the cost of owning a home is now lower than the rental of a comparable property in many of the U.S. metropolitan areas.
As of their most recent releases, Fannie Mae is forecasting a 2% increase in existing homesale transactions and NAR is forecasting existing homesale transactions to be flat for 2014 compared to 2013. With respect to homesale prices, Fannie Mae and NAR are forecasting a 7% and 5% increase in median homesale prices for 2014 compared to 2013, respectively. For 2015, Fannie Mae and NAR are forecasting a 3% and 4% increase in homesales to 5.3 million units compared to 2014, respectively. With respect to homesale prices, Fannie Mae and NAR are forecasting a 5% and 4% increase in median existing homesale prices in 2015 compared to 2014, respectively.

Favorable long-term demographics.  We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based factors. We believe that the residential real estate market will benefit over the long term from expected positive fundamentals, including the following factors:

•
based on U.S. Census data and NAR, from 1991 through 2013, the average number of existing homesale transactions as a percentage of U.S. households was approximately 4.5%, compared to an average of approximately 3.8% from 2007 through 2013. During the same period, the number of U.S. households grew from 94 million in 1991 to 122 million in 2013, increasing at a 1% CAGR. We believe that as the U.S. economy stabilizes, the number of existing homesale transactions as a percentage of U.S. households will progress to the 4.5% mean level and the number of annual existing homesale transactions will increase;

•
according to the 2013 State of the Nation's Housing Report compiled by the Joint Center for Housing Studies, the number of U.S. households is projected to grow between 11.8 million and 13.8 million based on different immigration assumptions from 2010 to 2020. Assuming this annual household formation and given the lack of new home building activity over the past several years, we would expect both home sale price and volume to exhibit strong growth over the long term;

•	aging echo boomers (i.e., children born to baby boomers) are expected to drive much of the next U.S. household growth;

•	we believe that as baby boomers age, a portion are likely to purchase smaller homes or purchase retirement homes thereby increasing homesale activity; and

•	according to NAR, the number of renters that qualify to buy a median priced home increased from 9 million in 2005 to 20 million in 2012.

Participation in Multiple Aspects of the Residential Real Estate Market

Realogy Franchise Group
FRANCHISING
SETTLEMENT
MORTGAGE
BROKERAGE
RELOCATION
Relocation Services
TRG
Title Resource Group
Settlement Services
PHH Mortgage
PHH
Venture Partner
NRT
Company Owned Real Estate Brokerage

We participate in services associated with many aspects of the residential real estate market. Our four complementary businesses and mortgage joint venture work together to form our "value circle," allowing us to generate revenue at various points in a residential real estate transaction, including listing of homes, assisting buyers in home searches, corporate relocation and affinity services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and affinity clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees and affinity members using Cartus® relocation services and we offer customers (purchasers and sellers) of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. All four of our businesses and our mortgage joint venture can derive revenue from the same real estate transaction.

Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry. As of December 31, 2013, our franchise systems had approximately 13,700 franchised and company owned offices and 247,800 independent sales associates operating under our franchise and proprietary brands in the U.S. and 102 other countries and territories around the world, which includes more than 700 of our company owned and operated brokerage offices. In 2013, based on NAR's historical survey data and our own results, we were involved, either through our franchise operations or our company owned brokerages, in approximately 26% of all existing homesale transaction volume (sides times price) for domestic transactions involving a real estate brokerage firm.
Our real estate franchise brands, excluding proprietary brands that we own, are listed in the following chart, which includes information as of December 31, 2013 for both our franchised and company owned offices:

Worldwide Offices (1)	7,100	3,100	2,300	700	260	200
Worldwide Brokers and Sales Associates (1)	103,800	84,900	31,200	14,500	8,400	2,600
U.S. Annual Sides	410,543	725,058	118,160	78,841	55,712	N/A
# Countries with Owned or Franchised Operations	74	49	34	52	2	35

Characteristics	World's largest residential real estate sales organization	Longest running national real estate brand in the U.S. (since 1906)	Driving value through innovation and collaboration	Synonymous with luxury	Growing real estate brand launched in July 2008	A commercial real estate franchise organization
	Identified by consumers as the most recognized name in real estate	Known for innovative consumer services, marketing and technology	Highest percentage of international offices among international brands	Strong ties to auction house established in 1744	Unique relationship with a leading media company, including largest lifestyle magazine in the U.S.	Serves a wide range of clients from corporations to small businesses to individual clients and investors
	Significant international office footprint			Rapid International Growth
_______________
(1) Includes offices and related brokers and sales associates of franchisees of master franchisors.
Real Estate Franchise Services
Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain existing franchises, create or acquire new brands and, most importantly, provide branding and support to our franchisees. At December 31, 2013, our real estate franchise systems had approximately 13,700 offices worldwide in 103 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 6,000 brokerage offices in the U.S.
From 2008 to 2012, our total number of offices and franchisees contracted due to the prolonged housing downturn. Despite this downturn we continued to sell franchises domestically, increased the number of international master franchise agreements and increased the geographic footprint of our franchisees.
We derive substantially all of our real estate franchising revenues from royalties received under long-term franchise agreements with our domestic franchisees (typically ten years in duration) and NRT. These royalties are based on a percentage of the franchisees' sales commission earned from closed homesale sides (either the "buy" side or the "sell" side of a real estate transaction), which we refer to as gross commission income. Our franchisees pay us such royalties, net of volume incentives achieved (other than NRT), for the right to operate under one of our trademarks and to utilize the benefits of the franchise systems. We provide our franchisees with certain systems and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates, and support our franchisees with servicing programs, technology, education and market information, as well as branding-related marketing which is funded through contributions by our franchisees and us (including our company owned brokerage offices). We operate and maintain an Internet-based reporting system for our domestic franchisees which generally allows them to electronically transmit listing information and other relevant reporting data to our websites. We also own and operate websites for each of our brands for the benefit of our franchisees.
RFG's domestic annual net royalty revenues from franchisees other than our company owned brokerages are calculated by multiplying (1) that year's total number of closed homesale sides in which those franchisees participated by (2) the average sale price of those homesales by (3) the average brokerage commission rate charged by these franchisees by (4) RFG's net effective royalty rate. The net effective royalty rate represents the average percentage of our franchisees' commission revenues paid to us as a royalty, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard production or development incentives granted to some franchisees. The domestic royalty revenue from NRT is also calculated by multiplying homesale sides by average sale price and average brokerage commission rate by 6% royalty rate. NRT does not get volume incentives. In addition to domestic royalty revenue, RFG earns royalty revenue from international affiliates, marketing fees (which is spent on national marketing campaigns), upfront international fees and preferred vendor programs and other revenue. The following chart illustrates the key drivers for revenue earned by RFG:
We believe one of our strengths is the strong relationships that we have with our franchisees as evidenced by the franchisee retention rate of 98% through December 31, 2013. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise systems on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. On average, our domestic franchisees' tenure with our brands was approximately 20 years as of December 31, 2013. During 2013, none of our franchisees (other than our company owned brokerage operations) generated more than 1% of our real estate franchise business revenues.
The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are very limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee of up to $35 thousand for the franchisee's principal office, plus, upon the receipt of any commission income, a royalty fee, in most cases, equal to 6% of their commission income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee's annual gross revenue subject to royalty payments for the prior calendar year. Under the current form of the franchise agreements, the volume incentive varies for each franchise system, and ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program.

Each franchise system requires all franchisees and company owned offices to make monthly contributions to marketing funds maintained by each brand. These contributions are required to be used for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations and/or other programs to promote and further the recognition of the each brand and its independent franchisees. We cannot use these contributions for other purposes and, as a result, marketing revenue is generally offset by an equal amount of marketing expense. In addition to the contributions from franchisees and company owned offices, the Real Estate Franchise Services group is required to make contributions to one of the marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.
Under certain circumstances, we extend conversion notes (development advance notes were issued prior to 2009) to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees' existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of independent sales agents and offices operated by independent brokerages. Many franchisees use the proceeds from the conversion notes to change stationery, signage and marketing materials, upgrade technology and websites, or to assist in acquiring companies. The notes are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain performance based thresholds, the notes are forgiven over the term of the franchise agreement.
In addition to offices owned and operated by our franchisees, we, through NRT, own and operate more than 700 offices under the following names: Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty®, The Corcoran Group® and Citi Habitats. NRT pays intercompany royalty fees and marketing fees to our Real Estate Franchise Services Segment in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives.
In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party's country or region or a direct franchising model in the case of Sotheby's International Realty. Under the master franchise model, we typically enter into long-term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. The ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts.
We also offer third-party service providers an opportunity to market their products to our franchisees and their independent sales associates and customers through our Preferred Alliance Program. To participate in this program, service providers generally pay us some combination of an initial licensing or access fee, subsequent marketing fees and commissions based upon our franchisees' or independent sales associates' usage of the preferred alliance vendors. In connection with the spin-off of PHH, Cendant's former mortgage business, PHH Mortgage Corporation, the subsidiary of PHH that conducts mortgage financing, is the only provider of mortgages for customers of our franchisees that we endorse. We receive a fee from PHH for licensing our brands and an advertising fee for allowing PHH promotional opportunities on websites, in offices and at periodic group events.
We own the trademarks Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA® and related trademarks and logos, and such trademarks and logos are material to the businesses that are part of our real estate franchise segment. Our franchisees and our subsidiaries actively use these trademarks, and all of the material trademarks are registered (or have applications pending) with the United States Patent and Trademark Office as well as with corresponding trademark offices in major countries worldwide where these businesses have significant operations.
We have an exclusive license to own, operate and franchise the Sotheby's International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby's ("Sotheby's"). Such license agreement has a 100-year term, which consists of an initial 50-year term ending February 16, 2054 and a 50-year renewal option. In connection with our acquisition of such license, we also acquired the domestic residential real estate brokerage operations of Sotheby's which are now operated by NRT. We pay a licensing fee to Sotheby's for the use of the Sotheby's International Realty® name equal to 9.5% of the net royalties earned by our Real Estate Franchise Services Segment attributable to franchisees affiliated with the Sotheby's International Realty® brand, including our company owned offices.

In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith. The license agreement between Realogy and Meredith is for a 50-year term, with a renewal option for another 50 years at our option. We pay an annual minimum licensing fee which began in 2009 at $0.5 million and will increase to $4 million by 2014 and generally remains the same thereafter. At December 31, 2013, we had approximately 260 offices with approximately 8,400 independent sales associates operating under the Better Homes and Gardens® Real Estate brand name in the U.S. and Canada.
Each of our brands has a consumer website that offers real estate listings, contacts and services. Century21.com, coldwellbanker.com, coldwellbankercommercial.com, sothebysrealty.com, era.com and bhgrealestate.com are the official websites for the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Sotheby's International Realty®, ERA® and Better Homes and Gardens® Real Estate franchise systems, respectively. The contents of these websites are not incorporated by reference herein or otherwise a part of this Annual Report.
Company Owned Real Estate Brokerage Services
Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 40 of the 100 largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under the Coldwell Banker®, ERA® and Sotheby's International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group® and Citi Habitats. As of December 31, 2013, we had more than 700 company owned brokerage offices, approximately 4,700 employees and approximately 42,300 independent sales associates working with these company owned offices.
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2013, our average homesale broker commission rate was 2.50% which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. NRT, as a franchisee of RFG, pays a royalty fee of 6% per transaction to RFG from the commission earned on a real estate transaction. The following chart illustrates the key drivers for revenue earned by NRT:
In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, in addition to PHH Home Loans. We believe we provide integrated services that enhance the customer experience.
When we assist the seller in a real estate transaction, independent sales associates generally provide the seller with a full service marketing program, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on websites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, independent sales associates generally help the buyer in locating specific properties that meet the buyer's personal and financial specifications, show properties to the buyer, assist the buyer in negotiating (where permissible) and in preparing for closing the transaction.
At December 31, 2013, we operated approximately: 89% of our offices under the Coldwell Banker® brand name, 5% of our offices under The Corcoran Group® and Citi Habitats brand names, 5% of our offices under the Sotheby's International Realty® brand name, and 1% of our offices under the ERA® brand name. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our Sotheby's International Realty® offices in several regions throughout the U.S, The Corcoran Group® offices in New York City, the Hamptons (New York), and Palm Beach, Florida and our ERA® offices in Pennsylvania.

We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to attract, retain and effectively coordinate with independent sales associates who can successfully engage and promote transactions from new and existing clients.
We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to profitably expand our existing markets through "tuck-in" acquisitions. Following the completion of an acquisition, we consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to coordinate with a broader network of independent sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by strategies that increase the productivity of the newly affiliated independent sales associates. We offer these independent sales associates supplemental tools, marketing information that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support, increased brand advertising and brand marketing support, relocation referrals, and a wide offering of brokerage-related services.
Our real estate brokerage business has a contract with Cartus under which the brokerage business provides brokerage services to relocating employees of the clients of Cartus. When receiving a referral from Cartus, our brokerage business seeks to assist the buyer in completing a homesale or home purchase. Upon completion of a homesale or home purchase, our brokerage business receives a commission on the purchase or sale of the property and is obligated to pay Cartus a portion of such commission as a referral fee. We believe that these fees are comparable to the fees charged by other relocation companies.
PHH Home Loans, our home mortgage venture with PHH, a publicly traded company, has a 50-year term, subject to earlier termination. We own 49.9% of the home mortgage venture and PHH owns the remaining 50.1%. Either party has the right to terminate the joint venture upon the occurrence of certain events, such as a material breach or the insolvency of the other party.  In addition, we may terminate the joint venture upon a change of control of PHH involving certain entities enumerated by us (and which may be updated by us once every two years) or any competitor of ours.  Upon any termination of the joint venture by us as a result of any of the events described in this paragraph, we may require that PHH purchase our interest or sell its interest to a buyer designated by us. If we terminate the venture pursuant to any of the events described in this paragraph, we are entitled to receive a termination fee.
In addition, we may terminate the joint venture at our election by providing two years' prior notice to PHH at any time after January 31, 2015, and PHH may terminate the venture at its election effective January 31, 2030, by notice delivered no earlier than three years, but not later than two years, before such date.  If we exercise our two-year termination right, we may require that PHH purchase our interest or sell its interest to a buyer designated by us.  The purchase price of the joint venture interest being sold by Realogy or PHH, as the case may be, will be the fair value of such interest determined through a valuation process and in the case of Realogy putting its shares to PHH, taking into account the automatic termination of all of the joint venture agreements.
All mortgage loans originated by the venture are sold to PHH or other third-party investors after a hold period, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. PHH Home Loans is the exclusive recommended provider of mortgages for our company owned real estate brokerage business (unless exclusivity is waived by PHH).
Relocation Services
Through our subsidiary, Cartus, we are a leading global provider of outsourced employee relocation services.
We primarily offer corporate clients employee relocation services, such as:

•
homesale assistance, including the evaluation, inspection, purchasing and selling of a transferee's home; the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the client); certain home management services; assistance in locating a new home; and closing on the sale of the old home, generally at the instruction of the client;

•	expense processing, relocation policy counseling, relocation-related accounting, including international assignment compensation services, and other consulting services;

•
arranging household goods moving services, with approximately 70,000 domestic and international shipments in 2013, and providing support for all aspects of moving a transferee's household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

•	coordinating visa and immigration support, intercultural and language training, and expatriation/repatriation counseling and destination services; and

•	group move management services providing coordination for moves involving a large number of transferees to or from a specific regional area over a short period of time.
The wide range of our services allows our clients to outsource their entire relocation programs to us.
In 2013, we assisted in approximately 166,000 relocations in more than 150 countries for more than 1,000 active clients, including 50% of the Fortune 50 companies as well as affinity organizations. Cartus has offices in the U.S. as well as internationally in the United Kingdom, Canada, Hong Kong, Singapore, China, Germany, France, Switzerland and the Netherlands.
Under relocation services contracts with our clients, homesale services have historically been classified into two types, "at risk" and "no risk." Under "no risk" business, which during 2013 accounted for substantially all of our homesale service transactions, the client is responsible for reimbursement of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the resale of the transferee's home. Clients are responsible for reimbursement of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally, we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on "no risk" homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to these "no risk" homesale services.
In "at risk" homesale service transactions, we acquire the home being sold by relocating employees, pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale and bear any loss on the sale of the home. As with the "no-risk" contracts, clients with "at risk" contracts bear the non-homesale related direct costs associated with the relocation as we generally advance these expenses and the client reimburses us inclusive of interest charges on the advanced money. The "at risk" business that we conduct relates almost entirely to certain government and corporate contracts, which we believe are priced in a manner that mitigates risks associated with acquiring the home.
Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client terminates its contract, we will be compensated for all services performed up to the time of termination and reimbursed for all expenses incurred to the time of termination.
There are a number of different revenue streams associated with relocation services. We earn referral commissions primarily from real estate brokers and household goods moving companies that provide services to the transferee. Clients may also pay transactional fees for the services performed. We also earn net interest income which represents interest earned from clients on the funds we advance on behalf of the transferring employee net of costs associated with the securitization obligations used to finance these payments. Cartus measures operating performance based on initiations, which represent the total number of transferees and affinity members we serve, and referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
About 10% of our relocation revenue in 2013 was derived from our affinity services, which provide real estate and relocation services, including home buying and selling assistance, as well as mortgage assistance and moving services, to organizations such as insurance companies and credit unions that have established members who are buying or selling a home. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. These member benefits and services help the organizations attract new members and retain current members.

The following chart illustrates the key drivers for revenue generated by Cartus:
We also manage the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed approximately 79,000 real estate transactions in 2013 related to relocation, affinity, and broker to broker activity.
Title and Settlement Services
Our title and settlement services business, TRG, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We are licensed as a title agent in 42 states and Washington, D.C., and have physical locations in 24 states and Washington, D.C. We issue title insurance policies on behalf of large national underwriters as well as through our Dallas-based subsidiary, Title Resources Guaranty Company ("TRGC"). TRGC is a title insurance underwriter licensed in 27 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2013, we had approximately 340 offices, approximately 195 of which are co-located within one of our company owned brokerage offices.
Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. For policies issued through our agency operations, assuming no negligence on our part, we typically are liable only for the first $5 thousand of loss for such policies on a per claim basis, with the title insurer being liable for any remaining loss. Title insurance policies state the terms and conditions upon which a title underwriter will insure title to real property. Such policies are issued on the basis of a preliminary report or commitment. Such reports are prepared after, among others, a search of public records, maps and other relevant documents to ascertain title ownership and the existence of easements, restrictions, rights of way, conditions, encumbrances or other matters affecting the title to, or use of, real property. To facilitate the preparation of preliminary reports, copies of public records, maps and other relevant historical documents are compiled and indexed in a title plant. We subscribe to title information services provided by title plants owned and operated by independent entities to assist us in the preparation of preliminary title reports. In addition, we own, lease or participate with other title insurance companies or agents in the cooperative operation of such title plants.
The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search and examination function is performed by the agent. The title agent and underwriter split the premium. The amount of such premium "split" is determined by agreement between the agency and underwriter, or is promulgated by state law. We have entered into underwriting agreements with various underwriters, which state the conditions under which we may issue a title insurance policy on their behalf.
Our company owned brokerage operations are the principal source of our title and settlement services business for homesale transactions. Other sources of our title and settlement services homesale business include our real estate franchise business and Cartus. For refinance transactions, we generate title and escrow revenues from PHH and other financial institutions throughout the mortgage lending industry. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices. The capture rate of our title and settlement services business from company owned brokerage operations was approximately 42% in 2013.
Certain states in which we operate have "controlled business" statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. For example, in California, a title insurer/agent cannot generate more than 50% of its title orders from "controlled business sources," which is defined as sources controlled by, or which control, directly or indirectly, the title insurer/agent, which would include leads generated by our company owned brokerage business. In those states in which we operate our title and settlement services business that have "controlled business" statutes, we comply with such statutes by ensuring that we generate sufficient business from sources we do not control.
We derive revenue through fees charged in real estate transactions for rendering the services described above as well as a percentage of the title premium on each title insurance policy sold. We provide many of these services in connection with our residential and commercial real estate brokerage and relocation operations. Fees for escrow and closing services are separate and distinct from premiums paid for title insurance and other real estate services.
We coordinate a national network of escrow and closing agents (some of whom are our employees, while others are attorneys in private practice and independent title companies) to provide full-service title and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers, and independent real estate sales associates. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.
We also derive revenues by providing our title and settlement services to various financial institutions in the mortgage lending industry. Such revenues are primarily derived from providing our services to customers who are refinancing their mortgage loans.
Our title and settlement services business measures operating performance based on purchase and refinance closing units and the related title premiums and escrow fees earned on such closings. In addition, we measure net title premiums earned for title policies issued by our underwriting operation. The following chart illustrates the key drivers for revenue generated by our title and settlement services business:
We intend to grow our title and settlement services business by attracting title and escrow sales associates in existing markets and by completing acquisitions to expand our geographic footprint or complement existing operations. We also intend to continue to increase our capture rate of title business from our NRT homesale sides. In addition, we expect to continue to grow and diversify our lender channel and our underwriting businesses by expanding and adding clients and increasing our agent base, respectively.
Competition
Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, three large franchisors: HSF Affiliates LLC, a joint venture which operates the Real Living and Prudential Real Estate brands as well as a new franchise brand, Berkshire Hathaway HomeServices; RE/MAX International, Inc.; and Keller Williams Realty, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain unaffiliated. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand and services, the nature of those services offered to franchisees, including the availability of financing, the fees the franchisees must pay and by the state of the housing industry.
The ability of our real estate brokerage franchisees to compete with other real estate brokerages is important to our prospects for growth. Their ability to compete may be affected by the quality of independent sales associates, the location of offices, the services provided to independent sales associates, the number of competing offices in the vicinity, affiliation with a recognized brand name, community reputation, technology and other factors. A franchisee's success may also be affected by general, regional and local economic conditions.

Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. We compete with other national independent real estate organizations, including HomeServices of America in certain of our markets, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations such as Weichert Realtors and Long & Foster Real Estate, discount brokerages and smaller niche companies competing in local areas.
Relocation Business. Competition in our relocation business is based on capabilities, price and quality. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include: Brookfield Global Relocation Services including the operations of Prudential Real Estate and Relocation Services, SIRVA, Inc., and Weichert Relocation Resources, Inc. As the relocation business becomes more global in nature with greater emphasis on relocation of employees throughout the world, we will face greater competition from firms that provide global services.
Title and Settlement Business. The title and settlement business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. The title and settlement business competes with a large, fragmented group of smaller underwriters and agencies. In addition, we compete with national competitors, including Fidelity National Title Insurance Company, First American Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Company.
Marketing
Real Estate Franchise Operations. Each of our residential franchise brands operates a marketing fund and our commercial brand operates a commercial marketing fund that is funded by our franchisees and us. The primary focus of each marketing fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet promotion. Our Internet presence, for the most part, features our entire listing inventory in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free standing brand intranet sites to assist independent sales associates in becoming the best marketer of their listings. In addition to the Sotheby's International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21 Fine Homes & Estates®, Coldwell Banker Previews International®, and ERA® International Collection.
According to NAR, 92% of homebuyers used the Internet in their search for a new home in 2013. Our marketing and technology strategies focus on capturing these consumers and assisting in their purchase.
Advertising is used by the brands to drive consumers to their respective websites. Significant focus is placed on developing websites for each brand to create value to the real estate consumer. Each brand website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the real estate listing. Additionally, each brand website serves as a national distribution point for independent sales associates to market themselves to consumers to enhance the customer experience. We also place significant emphasis on distributing our real estate listings with third party websites to expand a consumer's access to such listings. Consumers seeking more detailed information about a particular listing on a third party website are able to click through to a brand website or a company owned brokerage website or telephone the franchisee or company owned brokerage directly.
In order to improve our response times to buyers and sellers seeking real estate services, we developed LeadRouter™, our proprietary patented lead management system. We believe LeadRouter provides a competitive advantage by improving the speed at which a brokerage can begin working with a customer. The system converts text to voice and transfers the lead to our agents within a matter of seconds, providing our agents with the ability to quickly respond to the needs of a potential home buyer or seller. Additionally, LeadRouter provides the broker with an accountability tool to manage their agents and evaluate productivity.
Company Owned Brokerage Operations. Our company owned brokerages sponsor a wide array of marketing programs, materials and opportunities to complement the sales work of independent sales associates, to attract potential new home buyers and sellers, and to increase local brand awareness. NRT operates full-service brokerages and a key element of the effort is promoting the brand plus marketing the benefits of the brokerage system. The effectiveness and quality of marketing programs play a significant role in attracting customers, as well as independent sales associates, plus maintaining our relationships with existing sales associates.
The primary focus of much of our efforts is advertising the services of the brokerage and showcasing the inventory of Company real estate listings. Our broad range of marketing support includes the placement of property information on numerous real estate websites, promoting the brokerage on social media and other sites, and identifying tools and systems that enhance the home buying experience. The Company also offers broad-based advertising, mailings and other campaigns to generate interest and recognition of the Company.
The utilization of information technology as a marketing tool has become increasingly effective in our industry, and we believe that trend will continue. Accordingly, we have sought to become a leader among residential real estate brokerage firms in the use and application of technology and have focused much of our efforts on website development and information technology tools.
We operate over 20 company owned brokerage websites in the U.S. with each site supporting a different geographical area of our company owned operations and also place our listings on third-party websites. These websites provide a platform for the marketing of our real estate listings and identifying potential home buyers and sellers; the browsing prospective buyer has the ability to contact us regarding their particular interest in a real estate listing and receive a rapid response through our proprietary lead management system which is made available to our independent sales associates. We also offer our independent sales agents e-Marketing reporting tools and Realogy’s HomeBase® transaction management platform to complement the services they provide.
Employees
At December 31, 2013, we had approximately 10,800 employees, including approximately 840 employees outside of the U.S. None of our employees are represented by a union. We believe that our employee relations are good.
Sales Associate Engagement, Education and Marketing Updates
Each real estate brand provides continuing education and marketing-related materials to its franchisees to assist them in engaging sales associates. Each brand's engagement program contains different materials and delivery methods. The marketing materials range from a detailed description of the services offered by our franchise systems (which will be available to the independent sales associate) in brochure or poster format to audio tape lectures from industry experts. Live instructors at conventions and orientation seminars deliver some engagement modules while other modules can be viewed by brokers anywhere in the world through virtual classrooms over the Internet. Most of the programs and materials are then made available in electronic form to franchisees over the respective system's private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.
For our company owned brokerage operations, we focus on attracting and retaining sales associates through a number of programs in order to drive revenue growth.
Government Regulation
Franchise Regulation. The sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission ("the FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination and some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. When the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. In some states, case law requires a franchisor to renew a franchise agreement unless a franchisee has given cause for non-renewal. Failure to comply with these laws could result in civil liability to the affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation.
Real Estate Regulation. Real Estate Settlement Procedures Act ("RESPA") and state real estate brokerage laws restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. In addition, with respect to our company owned real estate brokerage, relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), administration of RESPA has been moved from the Department of Housing and Urban Development ("HUD") to the new Consumer Financial Protection Bureau (the "CFPB") and it is possible that the practices of HUD, taking a very expansive readings of RESPA, will continue or accelerate at the CFPB creating increased regulatory risk. RESPA also has been invoked by plaintiffs in private litigation for various purposes.
Our company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, restrictions on information sharing with affiliates and advertising and consumer disclosures. Under state law, our company owned real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage businesses. Although real estate sales agents historically have been classified as independent contractors, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations, may impact industry practices and our company owned brokerage operations. Real estate licensing laws generally permit brokers to engage sales associates as independent contractors but require that the broker supervise their activities. Several of our pending litigation matters include claims alleging employee misclassification and non-compliance with wage and hour regulations, and an adverse outcome in any such litigation could harm our business and financial condition.
Regulation of Title Insurance and Settlement Services. Many states license and regulate title agencies/settlement service providers or certain employees and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States sometimes unilaterally lower the insurance rates relative to loss experience and other relevant factors. States also require title agencies and title underwriters to meet certain minimum financial requirements for net worth and working capital. In addition, the insurance laws and regulations of Texas, the jurisdiction in which our title insurance underwriter subsidiary, TRGC, is domiciled, generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Generally, any person acquiring beneficial ownership of 10% or more of our voting securities would be presumed to have acquired indirect control of our title insurance underwriter subsidiary unless the Texas Department of Insurance, upon application, determines otherwise. Our insurance underwriter is also subject to a holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends.
Certain states in which we operate have "controlled business" statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit that we will be prepared to comply with any such rule. "Controlled business" typically is defined as sources controlled by, or which control, directly or indirectly, the title insurer or agent. We are not aware of any pending controlled business legislation. A company's failure to comply with such statutes could result in the non-renewal of the Company's license to provide title and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable "controlled business" statutes by ensuring that we generate sufficient business from sources we do not control. We have never been cited for failing to comply with a "controlled business" statute.
Dodd-Frank Act. Dodd-Frank endows the CFPB with rulemaking, examination and enforcement authority involving consumer financial products and services, including mortgage finance.  CFPB has issued a myriad of proposed and final rules which could materially and adversely affect the mortgage and housing industries.  Dodd-Frank establishes new standards and practices for mortgage originators, including determining a prospective borrower's ability to repay its mortgage and restricting the fees that mortgage originators may collect.
On January 10, 2013, the CFPB issued a final rule implementing portions of Dodd-Frank requiring creditors to make a "reasonable, good faith determination of a consumer's ability to repay" mortgage loans and also creates protections from liability for certain loans that satisfy the requirements of "qualified mortgages."  The rule became effective on January 10, 2014.  While there are various nuances and exceptions to the rule, the general criteria to be considered a qualified mortgage include: (1) the loan cannot contain certain undesirable terms or features (negative amortization, interest-only payments, balloon payments, or terms exceeding 30 years); (2) the loan must be purchased or guaranteed by a Government Sponsored Enterprise ("GSE") or not have an excessive debt-to-income ratio; (3) the creditor must verify income or assets; and (4) the points and fees cannot exceed 3 percent of the loan amount.  Fees paid to an affiliated title company are included within the "points and fees" when calculating whether a loan satisfies the 3 percent criteria, while fees paid to an unaffiliated company are not included with the definition of points and fees.  This differing treatment means that in certain situations, whether a loan is considered a qualified mortgage will depend on whether the title company was affiliated with the lender.  This could adversely affect the fees received by TRG, as a provider of title and settlement services, in transactions originated by our joint venture, PHH Home Loans. Additionally, this could negatively impact the volume of loans originated by PHH Home Loans.
In August 2013, the six federal agencies responsible for defining what constitutes a "qualified residential mortgage" ("QRM") issued proposed regulations. The proposed regulations have different underwriting requirements than those set forth in the original proposed regulations. Once finalized, the QRM regulations could potentially have the effect of restricting credit to consumers which in turn could have a negative impact on home sales.
In November 2013, the CFPB issued a final rule, effective August 2015, integrating certain mortgage disclosure forms and outlining new requirements related to the closing of certain real estate transactions.  The new rule mandates use of a new Closing Disclosure and requires that the Closing Disclosure be delivered three business days before closing on the loan.  Implementing the rule will require changes to multiple technology platforms within TRG as well as require training for all TRG personnel directly involved in the closing process.
Item 1A.    Risk Factors.
You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report. The risk factors generally have been separated into three groups: (1) risks relating to our business; (2) risks relating to our indebtedness; and (3) risks relating to an investment in our common stock. Based on the information currently known to us, we believe that the following information identifies the most significant risk factors affecting our Company and our common stock. However, the risks and uncertainties are not limited to those set forth in the risk factors described below. In addition, past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods.
Risks Related to Our Business
The residential real estate market is cyclical and we are negatively impacted by downturns in this market and general economic conditions.
The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. From mid-2005 through 2011, the residential real estate market sustained a deep and prolonged downturn. Since 2012, the U.S. residential real estate market has been in a recovery. We cannot predict the duration or continued strength of the housing recovery. If the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.

Any of the following could halt or limit a recovery in the housing market and have a material adverse effect on our business by causing a lack of sustained growth or a decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	continued high unemployment;

•	a period of slow economic growth or recessionary conditions;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the residential real estate market;

•	instability of financial institutions;

•	economic instability stemming from ongoing high levels of U.S. government debt;

•
legislative or regulatory changes that would adversely impact the residential real estate market and federal and/or state income tax changes that impact our industry, such as the loss or caps on the deductions including potential limits on, or elimination of, the deductibility of certain mortgage interest expense; and other tax reform affecting real estate and/or real estate transactions;

•	increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing;

•	insufficient or excessive regional home inventory levels;

•	renewed high levels of foreclosure activity including but not limited to the release of homes already held for sale by financial institutions;

•	adverse changes in local or regional economic conditions;

•
the inability or unwillingness of homeowners to enter into homesale transactions due to first-time homebuyer concerns about investing in a home and move-up buyers having limited or negative equity in their existing homes;

•	a decrease in the affordability of homes;

•	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and/or

•	natural disasters, such as hurricanes, earthquakes and other events that disrupt local or regional real estate markets.
A decline or lack of sustained growth in existing homesales would also reduce the demand for our title and settlement services and reduce the referral fees earned by our relocation services business.
A continuing housing recovery should result in an increase in our revenues but could put downward pressure on brokerage commissions, which could negatively impact the rate of our revenue growth. In addition, in a growing housing market, sales associates, under certain circumstances, may achieve a higher proportion of the commissions earned on a homesale transaction, which could adversely affect the operating margins of our Company owned residential brokerages. Similarly, our revenue growth could be negatively affected if the net effective royalty rate on royalties our real estate franchise segment receives from our franchisees falls. In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and can, under certain circumstances, increase during market recoveries when there is a corresponding increase in homesale transaction volume.
Adverse developments in general business and economic conditions could have a material adverse effect on our financial condition and our results of operations.
Our business and operations and those of our franchisees are sensitive to general business and economic conditions in the U.S. and worldwide. These conditions include short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, consumer confidence and the general condition of the U.S. and the world economy.
The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Lack of available credit or lack of confidence in the financial sector could materially and adversely affect our business, financial condition and results of operations.
A host of factors beyond our control could cause fluctuations in these conditions, including the political environment and acts or threats of war or terrorism which could have a material adverse effect on our financial condition and our results of operations.

Tightened mortgage underwriting standards could continue to reduce homebuyers' ability to access the credit markets on reasonable terms.
During the past several years, many lenders have significantly tightened their underwriting standards, and many alternative mortgage products have become less available in the marketplace. In addition, Dodd-Frank regulations defining "qualified mortgages" that became effective January 10, 2014 may further tighten underwriting standards. The qualified mortgage regulations also could negatively impact the volume of loans originated by PHH Home Loans. Underwriting standards could be further tightened if regulations enacted to increase guarantee fees of federally insured mortgages are implemented and/or the maximum loan limits on mortgage guarantees by the Fannie Mae and Freddie Mac are reduced. More stringent mortgage underwriting standards could adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes, which would adversely affect our operating results.
In August 2013, the six federal agencies responsible for defining what constitutes a qualified residential mortgage issued proposed regulations. The proposed regulations have different underwriting requirements than those set forth in the original proposed regulations. Once finalized the regulations could potentially have the effect of restricting credit to consumers which in turn could have a negative impact on home sales.
Potential reform of Freddie Mac and Fannie Mae or a reduction in U.S. government support for the housing market could have a material impact on our operations.
Numerous pieces of legislation seeking various types of changes for GSEs have been introduced in Congress to reform the U.S. housing finance market, including, among other things, changes designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Legislation, if enacted, or additional regulation which curtails Freddie Mac and/or Fannie Mae's activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry, any of which could have a materially adverse effect on the housing market in general and our operations in particular.
Dodd-Frank may, among other things, result in new rules and regulations that may adversely affect the housing industry.
On July 21, 2010, Dodd-Frank was signed into law for the express purpose of regulating the financial services industry. Dodd-Frank and regulations promulgated pursuant to such legislation could:

•	materially and adversely affect the mortgage and housing industries;

•	result in heightened federal regulation and oversight of the mortgage and housing industries;

•	increase mortgage costs and, as a result, limit mortgage availability;

•	curtail affiliated business transactions; and/or

•	result in increased costs and potential litigation for housing market participants.
Monetary policies of the federal government and its agencies may have a material impact on our operations.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board's policies affect the real estate market through their effect on interest rates as well as the cost of our interest-bearing liabilities.
Interest rates are at near historic lows and we could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home, and potential home buyers choose to rent rather than pay higher mortgage rates. An increase in mortgage rates would also be expected to reduce the number of homesale refinancing transactions, which could materially adversely impact our earnings from the PHH Home Loans joint venture as well as impact the revenue stream of our title and settlement services segment. Changes in the Federal Reserve Board's policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.

Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could adversely affect our revenues and profitability.
Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT has more offices and realizes 62% of its revenues in California, Florida and the New York metropolitan area. For the year ended December 31, 2013, NRT realized approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. A downturn in residential real estate demand or economic conditions that is concentrated in these regions could result in a decline in NRT's total gross commission income and profitability disproportionate to the downturn experienced throughout the U.S. and could have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have a disproportionate adverse effect on our title and settlement services business as well. A downturn in residential real estate demand or economic conditions in these states could result in a decline in our overall revenues and have a material adverse effect on us.
NRT has a significant concentration of transactions at the higher end of the U.S. real estate market. A shift in NRT's mix of property transactions from the high range to lower and middle range homes would adversely affect the average price of NRT's closed homesales. Such a shift, absent an increase in transactions, would have an adverse effect on our operating results.
Our financial results are affected by the operating results of our franchisees.
Our real estate franchise services segment receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of our real estate franchise services segment are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees' financial results may worsen and our royalty revenues may decline. In addition, we may have to increase our bad debt and note reserves. We may also have to terminate franchisees due to non-reporting and non-payment. Gross closed commission income of our new franchisees may never materialize and accordingly we may not receive any material royalty revenues from new franchisees. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease, and profitability from new franchisees may be lower than in the past due to reduced net royalty rates, non-standard incentives and higher expenses from licensing fees.
Our franchisees and independent sales associates could take actions that could harm our business.
Our franchisees are independent business operators and the sales associates who work with our company owned brokerage operations are independent contractors, and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards, or may not hire and train qualified independent sales associates or employees. If our franchisees and independent sales associates were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations. Improper actions by our franchisees may also lead to direct claims against us based on theories of vicarious liability and negligence.
Additionally, franchisees and independent sales associates may engage or be accused of engaging in unlawful or tortious acts such as, for example, violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our brands' image, reputation and goodwill.
Franchisees, as independent business operators, may from time to time disagree with us and our strategies regarding the business or our interpretation of our respective rights and obligations under the franchise agreement. This may lead to disputes with our franchisees and we expect such disputes to occur from time to time in the future as we continue to offer franchises. To the extent we have such disputes, the attention of our management and our franchisees will be diverted, which could have a material adverse effect on our business, financial condition, results of operations or cash flows.
Clients of our relocation business may terminate their contracts at any time, and clients of our lender channel business at TRG may terminate their relationships with us at any time.
Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client terminates its contract, we will only be compensated for services performed up to the time of termination and reimbursed for expenses incurred up to the time of termination. In addition, TRG's lender channel business is highly dependent on our relationships with institutional clients who have not historically entered into contracts with us. If a significant number of our relocation clients terminate their contracts with us or if our relationships with the institutional clients in TRG's lender channel business deteriorate, our results of operations would be materially adversely affected. Our business could also be materially adversely affected if there is a material reduction in the volume of business we receive from these customers.
We are reliant on third-party suppliers to perform services on our behalf.
Aspects of our business, such as our relocation segment, are performed on our behalf by third-party suppliers.  In many instances these suppliers are in direct contact with our customers in order to deliver services on our behalf.  If our third-party suppliers were to provide diminished services to our customers, our image and reputation could be materially adversely affected.  In addition, we could also be subject to litigation and regulatory claims arising out of the performance of our third-party suppliers based on theories of vicarious liability, negligence or failure to comply with laws and regulations including the Foreign Corrupt Practices Act.
Loss or attrition among our senior executives could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our executive officers, who have many years of experience in the residential real estate market. Our ability to retain our executive officers is generally subject to numerous factors, including the compensation and benefits we pay. If we were to lose several of our executive officers in a relatively short period of time and were unable to promptly fill their positions with comparably qualified individuals, our business may be adversely affected.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages and penalties. Adverse outcomes may harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, negligence and fiduciary duty claims arising from franchising arrangements or company owned brokerage operations, employment law claims, including claims challenging the classification of sales associates as independent contractors (see Bararsani litigation described under "Item 3 —Legal Proceedings"), actions against our title company for defalcations on closing payments or alleging it knew or should have known others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes. In addition, class action lawsuits can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed and the significant costs of defense. The risks of litigation become magnified, and the costs of settlement increase, in class actions in which the courts grant partial or full certification of a large class. In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights. In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.
Our relationships with employees and independent contractors are subject to an array of different employment, tax reporting and regulatory obligations and any significant failure to comply with these obligations could adversely affect our business.
These obligations include federal and state tax codes, federal and state wage and hour laws, state unemployment and disability tax laws, and rules on discrimination and workplace safety. Each state has unique wage and hour laws, and these laws have been the subject of increasing litigation nationwide. In addition, each state has its own rules and tests for classification of independent contractors. These tests consider many factors that vary from state to state. The tests have evolved based on state case law developed for workers in other industries, and frequently involve a situation-based factual analysis.
The legal relationship between residential real estate brokers and licensed sales agents throughout the industry historically has been that of independent contractor. The company is now faced with a case in southern California alleging improper classification of real estate sales agents. Although we believe our classification practices are proper and consistent with the tax frameworks for such classification, to the extent challenges and claims concerning wages, overtime, benefits, expenses and other employment obligations develop further, our company owned brokerage operations could face substantial litigation or disputes in other states, including the risk of court or regulatory determinations that certain groups of real estate agents should be reclassified as employees. Significant reclassification determinations, including damages and penalties for prior periods, could be disruptive to our business, constrain our operations in certain jurisdictions and have an adverse effect on the operational and financial performance of the Company. In addition, real estate agent reclassification could have an adverse effect on the operational and financial performance of our franchisees and our competitors.
We are reliant upon information technology to operate our business and maintain our competitiveness, and any disruption or reduction in our information technology capabilities could harm our business.
Our business, including our ability to attract employees and independent sales agents, increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (mobile and otherwise) utilized for communications, marketing, productivity tools, lead generation, records of transactions, business records (employment, accounting, tax, etc.), procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third-party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.
In addition, our information technologies and systems and those of our suppliers are vulnerable to breach, attack, damage or interruption from various causes, including: (1) natural disasters, war and acts of terrorism, (2) power losses, computer systems failure, Internet and telecommunications or data network failures, operator error, losses and corruption of data, and similar events and (3) computer viruses, penetration by hackers or other individuals seeking to disrupt operations or misappropriate information and other physical or electronic breaches of security. We maintain certain disaster recovery capabilities for critical functions in most of our businesses, including certain disaster recovery services from third-party vendors. These capabilities may not successfully prevent a disruption to or material adverse effect on our businesses or operations in the event of a disaster, theft of data or other business interruption. Any extended interruption in our technologies or systems or significant breach could significantly curtail our ability to conduct our business and generate revenue as well as harm our reputation. Additionally, our business interruption insurance may be insufficient to compensate us for losses that may occur.
The weakening or unavailability of our intellectual property rights could adversely impact our business.
Our trademarks, trade names, domain names and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Also, third parties may own rights in similar trademarks. Any unauthorized use of our intellectual property by third parties could reduce our competitive advantages or otherwise harm our business and brands. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights.
We cannot be certain that our intellectual property does not and will not infringe issued intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation. Depending on the success of these proceedings, we may be required to enter into licensing or consent agreements (if available on acceptable terms or at all), or to pay damages or cease using certain service marks or trademarks.
We franchise our brands to franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure that these franchisees will not take actions that hurt the value of our intellectual property or our reputation.
Our license agreement with Sotheby's for the use of the Sotheby's International Realty® brand is terminable by Sotheby's prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, (3) a court issues a non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment, or (4) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.
Our license agreement with Meredith Corporation ("Meredith") for the use of the Better Homes and Gardens® Real Estate brand is terminable by Meredith prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, or (3) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.
We do not own two of our brands and must manage cooperative relationships with both owners.
The Sotheby's International Realty® and Better Homes and Gardens® Real Estate brands are owned by the companies that founded these brands. We are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the continued cooperation from the owners of those brands and successful protection of those brands. In particular, Sotheby's has the right to approve our international Sotheby's International Realty® franchisees and the material terms of our international franchise agreements governing our relationships with our Sotheby's International Realty® franchisees located outside the U.S., which approval cannot be unreasonably withheld or delayed. If Sotheby's unreasonably withholds or delays its approval for new international franchisees, our relationship with Sotheby's could be disrupted. Any significant disruption of the relationships with the owners of these brands could impede our franchising of those brands and have a material adverse effect on our operations and performance. In addition, any significant difficulties in the business of the brand owners could negatively reflect on the brand and the brand value.
Our marketing arrangement with PHH Home Loans may limit our ability to work with other key lenders to grow our business.
Under our Strategic Relationship Agreement relating to PHH Home Loans, we are required to recommend PHH Home Loans as originator of mortgage loans to the independent sales associates, customers and employees of our company owned and operated brokerage offices. This provision may limit our ability to enter into beneficial business relationships with other lenders and mortgage brokers.
We do not control the joint venture PHH Home Loans and PHH as the managing partner of that venture may make decisions that are contrary to our best interests.
Under our Operating Agreement with PHH relating to PHH Home Loans, we own a 49.9% equity interest but do not have control of the operations of the joint venture. Rather, our joint venture partner, PHH, is the managing partner of the venture and may make decisions with respect to the operation of the venture, which may harm the joint venture or be contrary to our best interests and may adversely affect our results of operations or equity interest in the joint venture.
The earnings and dividends we receive from our joint venture PHH Home Loans could be materially adversely affected by developments in the mortgage industry as well as operational or liquidity risks to the joint venture or PHH.
Our joint venture may be materially adversely impacted by changes affecting the mortgage industry, including but not limited to regulatory changes, increases in mortgage interest rates and decreases in operating margins. Rising interest rates will also substantially reduce the volume of refinancing transactions, which would negatively impact the joint venture. Earnings and dividends from PHH Home Loans and the related marketing fees that our franchise segment earns from PHH also could be materially adversely affected by the impact and outcome of litigation and investigations affecting the joint venture or PHH as well as operational or liquidity risks to the joint venture or PHH.
In the event of a termination of our joint venture PHH Home Loans, our earnings derived from the business that had been conducted by the joint venture and the related marketing fees that our franchise segment earns from PHH could be materially adversely affected.
Either party has the right to terminate the joint venture upon the occurrence of certain events, such as a material breach, or the insolvency of the other party.  In addition, we may terminate the joint venture upon a change of control of PHH involving certain entities that we have enumerated (and which may be updated by us once every two years) or any competitor of ours.  Upon any termination of the joint venture by us as a result of any of the events described in this paragraph, we may require that PHH purchase our interest or sell its interest to a buyer designated by us.
In addition, we may terminate the joint venture at our election by providing two years' prior notice to PHH at any time after January 31, 2015, and PHH may terminate the venture at its election effective January 31, 2030, by notice delivered no earlier than three years, but not later than two years, before such date.  If we exercise our two-year termination right, we may require that PHH purchase our interest or sell its interest to a buyer designated by us.  The purchase price of the joint venture interest being sold by Realogy or PHH, as the case may be, pursuant to the termination right described in this paragraph will be the fair value of such interest determined through a valuation process and taking into account all relevant facts and circumstances, including, in the case of Realogy putting its shares to PHH, the consequences of such put (including, but not limited to, the automatic termination of all of the joint venture agreements).
If the joint venture is terminated, we may not be able to replace PHH with a new joint venture partner on terms comparable to us as those contained in the existing agreements governing the joint venture and, even if successful in finding a replacement partner, may incur expenses or loss of mortgage related earnings during any such transition.  In addition, we might be unsuccessful in engaging in the loan origination business without a partner.  In the event of a termination of the joint venture, our earnings derived from the business that had been conducted by the joint venture and the related marketing fees that we earned from PHH could be materially adversely affected.
We may experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct.
We issue title insurance policies which provide coverage for real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is typically limited to the first five thousand dollars for claims on any one policy, though our insurance risk is not limited if we are negligent. Our title underwriter typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, we typically obtain a reinsurance policy from a national underwriter to reinsure the excess amount. To date, our title underwriter has experienced claims losses that are significantly below the industry average; however, our claims experience could increase in the future, which could negatively impact the profitability of that business. We may also be subject to legal claims or additional claims losses arising from the handling of escrow transactions and closings by our owned title agencies or our underwriter's independent title agents. We carry errors and omissions insurance for errors made by our company owned brokerage business during the real estate settlement process as well as errors by us related to real estate services. Our franchise agreements also require our franchisees to name us as an additional insured on their errors and omissions and general liability insurance policies. The occurrence of a significant claim in excess of our insurance coverage (including any coverage under franchisee insurance policies) in any given period could have a material adverse effect on our financial condition and results of operations during the period. In addition, insurance carriers may dispute coverage for various reasons and there can be no assurance that all claims will be covered by insurance.
Fraud, defalcation and misconduct by employees are also risks inherent in our business, particularly given our high transactional volumes in our company owned brokerage, title and settlement services and our relocation businesses. We may also from time to time be subject to liability claims based upon the fraud or misconduct of our franchisees. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.
In addition, we rely on the collection and use of personally identifiable information from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. The occurrence of a significant claim in excess of our insurance coverage in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personally identifiable information, our customers, such as our Cartus corporate or affinity clients, franchisees, independent sales agents and lender channel clients, could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential home buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet); we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses. These escrow and trust deposits totaled $271 million at December 31, 2013.
Title insurance regulations limit the ability of our insurance underwriter to pay cash dividends to us.
Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to a certain percentage of the insurance subsidiary's surplus, or 100% of statutory operating income for the previous calendar year. These restrictions could limit our ability to receive dividends from our insurance underwriter, and therefore limit our ability to make acquisitions or otherwise grow our business.
We may be unable to continue to securitize certain of our relocation assets, which may adversely impact our liquidity.
At December 31, 2013, $252 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of our relocation services business under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. The securitization markets have experienced, and may again experience, significant disruptions which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
In addition, the Apple Ridge securitization facility contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. The triggering events include but are not limited to: (1) those tied to the age and quality of the underlying assets; (2) a change of control; (3) a breach of our senior secured leverage ratio covenant under our senior secured credit facility if uncured; and (4) the acceleration of indebtedness under our senior secured credit facility, unsecured or secured notes or other material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility. If securitization financing is not available to us for any reason, we could be required to borrow under the revolving credit facility, which would adversely impact our liquidity, or we may be required to find additional sources of funding which may be on less favorable terms or may not be available at all.
Competition in the residential real estate and relocation business is intense and may adversely affect our financial performance.
We generally face intense competition in the residential real estate services business.
As a real estate brokerage franchisor, our products are our brand names and the support services we provide to our franchisees and our ability to grow our franchisor business is also dependent on the operational and financial success of our franchisees.

•
Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring or prospective franchisees products and services similar to us at rates that are lower than we charge.

•
We face the risk that currently unaffiliated brokers may not enter into franchise agreements with us because they believe they can compete effectively in the market without the need to license a brand of a franchisor and receive services offered by a franchisor. Additionally, unaffiliated brokers may decide not to enter into a franchise relationship with us as they may believe that their business will be more attractive to a prospective purchaser without the existence of an existing franchise relationship.

•
Regional and local franchisors provide additional competitive pressure in certain areas. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees to be competitive with those charged by competitors, which may accelerate if market conditions deteriorate.

•
Our ability to succeed as a franchisor is largely dependent on the efforts and abilities of our franchisees to attract and retain independent sales associates, which is subject to numerous factors, including the sales commissions they receive and their perception of brand value. If our franchisees fail to attract and retain successful independent sales associates, our business as a franchisor may be materially adversely affected.

•
Listing aggregators and other web-based real estate service providers may also begin to compete for part of our franchisor service revenue through referral or other fees and could disintermediate our relationships with our franchisees and our franchisees' relationships with their independent sales agents and buyers and sellers of homes.

Our company owned brokerage business, like that of our franchisees, generally faces intense competition. We compete with other national independent real estate organizations, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations, discount brokerages, and smaller niche companies competing in local areas. Real estate brokers compete for sales and marketing business primarily on the basis of services offered, reputation, utilization of technology, personal contacts and brokerage commission.

•	Competition is particularly severe in the densely populated metropolitan areas in which we operate.

•
In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and, while they were negatively impacted by the prolonged downturn in the residential housing market, they may adjust their model and increase their market presence in the future. Listing aggregators and other web-based real estate service providers may also begin to compete for our company owned brokerage business by establishing relationships with independent sales agents and/or buyers and sellers of homes.

•
Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.50% for the year ended December 31, 2013. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues.

•
We also compete for the services of qualified licensed independent sales associates. Some of the firms competing for sales associates use a different model of compensating agents, in which agents are compensated for the revenue generated by other agents that they attract to those firms. This business model may be appealing to certain agents and hinder our ability to attract and retain those agents. The ability of our company owned brokerage offices to retain independent sales associates is generally subject to numerous factors, including the sales commissions they receive and their perception of brand value. Competition for sales associates could reduce the commission amounts retained by our Company after giving effect to the split with independent sales associates and possibly increase the amounts that we spend on marketing.

In our relocation services business, we compete primarily with global and regional outsourced relocation service providers. As the relocation business becomes more global in nature with greater emphasis on relocation of employees throughout the world, we will face greater competition from firms that provide services on a global basis.
The title and settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. The title and settlement services business competes with a large, fragmented group of smaller underwriters and agencies as well as national competitors.

Several of our businesses are highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.
The sale of franchises is regulated by various state laws as well as by the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of franchisors to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements.
Our company owned real estate brokerage business must comply with the requirements governing the licensing and conduct of real estate brokerage and brokerage-related businesses in the jurisdictions in which we do business. These laws and regulations contain general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, advertising and consumer disclosures. Under state law, our real estate brokers have certain duties and are responsible for the conduct of their brokerage business.
Our company owned real estate brokerage business, our relocation business, our mortgage origination joint venture, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with the Real Estate Settlement Procedures Act ("RESPA"). RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to Dodd-Frank, the residential real estate industry will be required to utilize new disclosure and closing documents that may entail substantial changes in our practices as we prepare for implementation of the final rule by its effective date of August 1, 2015.
Our title insurance business also is subject to regulation by insurance and other regulatory authorities in each state in which we provide title insurance. State regulations may impede or impose burdensome conditions on our ability to take actions that we may want to take to enhance our operating results.
There is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations will be adopted in the future that could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business. In addition, any adverse changes in regulatory interpretations, rules and laws that would place additional limitations or restrictions on affiliated transactions could have the effect of limiting or restricting collaboration among our business units. We cannot assure you that future legislative or regulatory changes will not adversely affect our business operations.
Regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.
We are also, to a lesser extent, subject to various other rules and regulations such as "controlled business" statutes, which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate providers, on the other hand, or similar laws or regulations that would limit or restrict transactions among affiliates in a manner that would limit or restrict collaboration among our businesses.
Our international business activities, and in particular our relocation business, must comply with applicable laws and regulations, including the Foreign Corrupt Practices Act and U.K. Bribery Act that impose sanctions on improper payments.
Our failure to comply with any of the foregoing laws and regulations may subject us to fines, penalties, injunctions and/ or potential criminal violations. Any changes to these laws or regulations or any new laws or regulations may make it more difficult for us to operate our business and may have a material adverse effect on our operations.

Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on results of operations.
Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as stock-based compensation, asset impairments, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results.
We may not have the ability to complete future acquisitions.
At varying times, we have pursued an active acquisition strategy as a means of strengthening our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. The success of our future acquisition strategy will continue to depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and to finance and complete these transactions and for target companies to find our acquisition proposals more favorable than those made by companies with which we compete.
We may not realize anticipated benefits from future acquisitions.
Integrating acquired companies involves complex operational and personnel related challenges. Future acquisitions may present similar challenges and difficulties, including:

•	the possible defection of a significant number of employees and independent sales associates;

•	increased amortization of intangibles;

•	the disruption of our respective ongoing businesses;

•	possible inconsistencies in standards, controls, procedures and policies;

•	the failure to maintain important business relationships and contracts;

•	unanticipated costs of terminating or relocating facilities and operations;

•	unanticipated expenses related to integration; and

•	potential unknown liabilities associated with acquired businesses.
A prolonged diversion of management's attention and any delays or difficulties encountered in connection with the integration of any business that we have acquired or may acquire in the future could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.
We may be unable to maintain anticipated cost savings and other benefits from our restructuring activities.
We have achieved cost savings from various restructuring initiatives targeted at reducing costs and enhancing organizational effectiveness while consolidating existing processes and facilities. We may not be able to maintain these cost savings and other benefits in the future.
Our international operations are subject to risks not generally experienced by our U.S. operations.
Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international franchisees and master franchisees. For the year ended December 31, 2013, revenues from these operations represented approximately 2% of our total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;

•	exposure to local economic conditions and local laws and regulations, including those relating to our employees;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	onerous employment laws;

•	diminished ability to legally enforce our contractual rights in foreign countries;

•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

•	difficulties in complying with franchise disclosure and registration requirements in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operations;

•	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;

•	changes in foreign taxation structures;

•	compliance with the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or similar laws of other countries; and

•	data protection and privacy laws.
We may incur substantial and unexpected liabilities arising out of our pension plan.
We have a defined benefit pension plan for which participation was frozen as of July 1, 1997; however, the plan is subject to minimum funding requirements. Although the Company to date has met its minimum funding requirements, the pension plan represents a liability on our balance sheet and will generate substantial cash requirements for us, which may increase beyond our expectations in future years based on changing market conditions. For example, as of the end of the fiscal year ended December 31, 2013, for financial reporting purposes, we estimated that required cash contributions will be approximately $9 million each year for the next five years and approximately $49 million over the succeeding five years. In addition, changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our pension plan and cause volatility in the future funding requirements of the plan.
Our ability to use our net operating losses ("NOLs") and other tax attributes may be limited.
Our ability to utilize NOLs and other tax attributes could be limited by the "ownership change" we underwent within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as a result of the sale of our common stock in our initial public offering and the related transactions. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. Pursuant to rules under Section 382 of the Code and a published Internal Revenue Service (the "IRS") notice, a company's "net unrealized built-in gain" within the meaning of Section 382 of the Code may reduce the limitation on such company's ability to utilize NOLs resulting from an ownership change. Although there can be no assurance in this regard, we believe that the limitation on our ability to utilize our NOLs resulting from our ownership change should be significantly reduced as a result of our net unrealized built-in gain. Even assuming we are able to use our unrealized built-in gain, the cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income. Although we believe that we will be able to generate sufficient taxable income to fully utilize our NOLs, we may be unable to earn enough taxable income prior to the expiration of our NOLs.
We are responsible for certain of Cendant's contingent and other corporate liabilities.
Although we have resolved various Cendant contingent and other corporate liabilities and have established reserves for most of the remaining unresolved claims of which we have knowledge, adverse outcomes from the unresolved Cendant liabilities for which Realogy Group has assumed partial liability under the Separation and Distribution Agreement (as defined below) could be material with respect to our earnings or cash flows in any given reporting period.
Risks Related to Our Indebtedness
Our significant indebtedness and interest obligations could prevent us from meeting our obligations under our debt instruments and could adversely affect our ability to fund our operations, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities.
We are significantly encumbered by our debt obligations. As of December 31, 2013, our total indebtedness, excluding our securitization obligations, was $3,905 million (without giving effect to outstanding letters of credit under our senior secured credit facility). Our liquidity position has been, and is expected to continue to be, negatively impacted by the significant interest expense on our debt obligations. While we intend to use a substantial portion of future free cash flow generation to reduce our outstanding indebtedness, there can be no assurance that we will be able to generate free cash flow from operations or reduce the level of our indebtedness in the future.
Our degree of leverage could have important consequences, including the following:

•
it causes a significant portion of our cash flows from operations to be dedicated to the payment of interest and required amortization on our indebtedness and not be available for other purposes, including our operations, capital expenditures and future business opportunities or principal repayment;

•	it could cause us to be unable to maintain compliance with the senior secured leverage ratio covenant under our senior secured credit facility;

•
it could cause us to be unable to meet our debt service requirements under our senior secured credit facility or the indentures governing the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes or meet our other financial obligations;

•
it may limit our ability to incur additional borrowings under our existing facilities or securitizations, to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness;

•	it exposes us to the risk of increased interest rates because a portion of our borrowings, including borrowings under our senior secured credit facility, are at variable rates of interest;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may cause a downgrade of our debt and long-term corporate ratings;

•	it may limit our ability to attract acquisition candidates or to complete future acquisitions;

•
it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business, or may cause us to be unable to carry out capital spending that is important to our growth; and

•	it may limit our ability to attract and retain key personnel.
An event of default under our senior secured credit facility or the indentures governing our other material indebtedness would adversely affect our operations and our ability to satisfy obligations under our indebtedness.
The senior secured credit facility contains restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing four quarter Adjusted EBITDA. If we are unable to maintain compliance with the senior secured leverage ratio covenant or other restrictive covenants and we fail to remedy or avoid a default as permitted under the senior secured credit facility, there would be an "event of default" under the senior secured credit facility.
Other events of default include, without limitation, nonpayment of principal or interest, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. Upon the occurrence of any event of default under the senior secured credit facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•
could prevent us from making payments on the Unsecured Notes, the First Lien Notes or the First and a Half Lien Notes, any of which could result in an event of default under the indentures governing the First Lien Notes, the First and a Half Lien Notes and the Unsecured Notes or our Apple Ridge Funding LLC securitization program.

If we were unable to repay the amounts outstanding under our senior secured credit facility or meet our payment obligations with respect to the First Lien Notes and the First and a Half Lien Notes, the lenders and holders of such debt under our senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility and the First Lien Notes and the First and a Half Lien Notes. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under our senior secured credit facility or holders of the First Lien Notes and/or the First and a Half Lien Notes accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness.

In the future, we may need to seek new financing or explore the possibility of amending the terms of our senior secured credit facility, and we may not be able to do so on commercially reasonable terms or terms that are acceptable to us, if at all.
In addition, if an event of default is continuing under our senior secured credit facility, the indentures governing the Unsecured Notes, the First Lien Notes, the First and a Half Lien Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and amortization of, our Apple Ridge Funding LLC securitization program.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
At December 31, 2013, $1,905 million of our borrowings under our senior secured credit facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase from their current historically low rates, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2013.
Restrictive covenants under our indentures and the senior secured credit facility may limit the manner in which we operate.
Our senior secured credit facility and the indentures governing the Unsecured Notes, the First Lien Notes and the First and a Half Lien Notes contain various negative covenants that restrict our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock or making loans, investments or acquisitions. Additional indebtedness permitted to be incurred under our current debt agreements as well as future indebtedness we may incur also may contain negative covenants restricting our ability to engage in various activities.
As a result of these covenants, we may be unable to engage in favorable business or financing activities or finance future operations or capital needs.
Risks Related to an Investment in Our Common Stock
The price of our common stock may fluctuate significantly.
The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including those described above and the following:

•
sales of common stock by members of our management team or future sales of substantial amounts of our common stock in the public market, including but not limited to shares we may issue from time to time as consideration for future acquisitions or investments;

•	our operating and financial performance and prospects;

•	housing and mortgage finance markets;

•	the incurrence of additional indebtedness or other adverse changes relating to our debt;

•	our quarterly or annual earnings or those of other companies in our industry;

•	future announcements concerning our business or our competitors' businesses;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by sell-side securities analysts who track our common stock or ratings changes or commentary by rating agencies on our debt;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actual or potential changes in government and environmental regulation;

•	changes in demographics relating to housing such as household formation;

•	changing consumer attitudes concerning home ownership;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	adverse resolution of new or pending litigation against us; and

•
changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

These broad market and industry factors may materially reduce the market price of our common stock, regardless of our operating performance. In addition, price volatility may be greater if the public float and trading volume of our common stock is low.
Texas insurance laws and regulations may delay or impede purchases of our common stock.
The insurance laws and regulations of Texas, the jurisdiction in which our title insurance underwriter subsidiary is domiciled, generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Generally, any person acquiring beneficial ownership of 10% or more of our voting securities would be presumed to have acquired indirect control of our title insurance underwriter subsidiary unless the Texas Department of Insurance, upon application, determines otherwise. Certain purchasers of our common stock could be subject to approvals from the Texas Department of Insurance which could significantly delay or otherwise impede their ability to complete such purchase.
We have no plans to pay regular dividends on our common stock, so stockholders may not receive funds without selling their common stock.
We have no plans to pay regular dividends on our common stock and anticipate that a significant amount of any free cash flow generated from our operations will be utilized to redeem or prepay outstanding indebtedness and accordingly would not be available for dividends. Any declaration and payment of future dividends to holders of our common stock will be at the sole discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, capital requirements, level of indebtedness, statutory and contractual restrictions applying to the payment of dividends and other considerations that our Board of Directors deems relevant.
Certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us. Furthermore, we will be permitted under the terms of our debt instrument to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our common stock.
Delaware law and our organizational documents may impede or discourage a takeover, which could deprive our investors of the opportunity to receive a premium for their shares.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

•	classify our Board of Directors so that only some of our directors are elected each year;

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	delegate the sole power to a majority of the Board of Directors to fix the number of directors;

•	provide the power of our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorize the issuance of "blank check" preferred stock without any need for action by stockholders;

•	eliminate the ability of stockholders to call special meetings of stockholders;

•	prohibit stockholders from acting by written consent; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
The foregoing factors could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock, which, under certain circumstances, could reduce the market value of our common stock and our investors' ability to realize any potential change-in-control premium.

We may issue shares of preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock, which could depress the price of our common stock.
Our amended and restated certificate of incorporation authorizes us to issue one or more series of preferred stock. Our Board of Directors will have the authority to determine the preferences, limitations and relative rights of shares of preferred stock and to fix the number of shares constituting any series and the designation of such series, without any further vote or action by our stockholders. Our preferred stock could be issued with voting, liquidation, dividend and other rights superior to the rights of our common stock. The potential issuance of preferred stock may delay or prevent a change in control of us, discouraging bids for our common stock at a premium to the market price, and materially and adversely affect the market price and the voting and other rights of the holders of our common stock.
Item 2.    Properties.
Corporate headquarters. Our corporate headquarters is located at 175 Park Avenue in Madison, New Jersey with a lease term expiring in December 2029. The lease consists of approximately 270,000 square feet and the payment of base rent will begin in July 2014.
Real estate franchise services. Our real estate franchise business conducts its main operations at our leased office at 175 Park Avenue in Madison, New Jersey.
Company owned real estate brokerage services. As of December 31, 2013, our company owned real estate brokerage segment leased approximately 4.5 million square feet of domestic office space under approximately 912 leases. Its corporate headquarters and one regional headquarters facility are located in leased offices at 175 Park Avenue, Madison, New Jersey. As of December 31, 2013, NRT leased 7 facilities serving as regional headquarters, 25 facilities serving as local administration, training facilities or storage, and more than 700 brokerage sales offices under 868 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of one to five years. In addition, there are 11 leases representing vacant and/or subleased offices, principally relating to brokerage sales office consolidations.
Relocation services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in November 2015. There are leased offices in the U.S., located in Lisle, Illinois; Irving, Texas; Omaha, Nebraska; Memphis, Tennessee; Folsom, California; Irvine, California; St. Louis Park, Minnesota; and Bellevue, Washington. International offices include leased facilities in the United Kingdom, Hong Kong, Singapore, China, Germany, France, Switzerland, Canada and the Netherlands.
Title and settlement services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in December 2021, and two satellite Mount Laurel facilities under leases expiring in May and June 2014.  As of December 31, 2013, this business also has leased regional and branch offices in 24 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3.    Legal Proceedings.
Legal—Real Estate Business
Bararsani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company ("CBRBC") alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees. The complaint, as amended, further alleges that, because of the misclassification, CBRBC has violated several sections of the California Labor Code including one for failing to reimburse the plaintiff and purported class for business related expenses and a second for failing to keep proper records. The amended complaint also asserts an Unfair Business Practices claim for misclassifying the sales associates. The Plaintiff, on behalf of a purported class, seeks the benefit of the California labor laws for expenses and other sums, plus asserted penalties, attorneys’ fees and interest.  The Company believes that CBRBC has properly classified the sales associates as independent contractors and that it has and continues to operate in a manner consistent with applicable law, and longstanding, widespread industry practice for many decades.

On July 31, 2013, CBRBC filed a Demurrer with the Court seeking to dismiss the amended complaint. The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets out the applicable three-part test for classification of real estate sales associates—as independent contractors—and all elements of the test have been satisfied by CBRBC and the affiliated sales associates. Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013. The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified. CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and on November 8, 2013, the Court of Appeal denied the Petition.
The case is now in the discovery phase, as to both class certification and the merits of the case. The Court also has conducted a hearing concerning the validity, for purposes of the case, of arbitration clauses in independent contractor agreements executed by purported members of the class following the commencement of the litigation. In connection with the state of discovery, the Court may soon direct the parties - consistent with practices in California class actions - to mail notices to purported class members notifying them of the case and seeking consent to provide their contact information to Plaintiff's counsel.
The case raises significant classification claims that potentially apply to the real estate industry in general and that have not been previously challenged in any significant manner in California or other jurisdictions. As with all class action litigation, the case is inherently complex and subject to many uncertainties. We believe that CBRBC has properly classified the current and former affiliated sales associates. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies. Given the early stage of this case, the novel claims presented and the great uncertainties regarding which sales associates, if any, may be part of a class, if one is certified, we cannot estimate a range of reasonably potential losses for this litigation. The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at December 31, 2013.
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
We also monitor litigation and claims asserted against other industry participants together with new statutory and regulatory enactments for potential impacts to its business. Although we respond, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results. One key area the Company is currently monitoring are actions against other industry participants in various jurisdictions that assert claims relating to the misclassification of sales associates as independent contractors—claims similar to those set forth in the Bararsani litigation. If we or other industry participants are not successful in these actions, we and other industry participants may be required to change the manner in which sales associates are classified and compensated.
Item 4.    Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLGY". As of February 21, 2014, the number of stockholders of record was 70. The following table sets forth the quarterly high and low sales prices per share of RLGY common stock as reported by the NYSE, from October 11, 2012, the date on which our common stock began trading on the NYSE, through December 31, 2013:

2012	High	Low
Fourth Quarter (from October 11, 2012)	$42.16	$32.50

2013	High	Low
First Quarter	$50.33	$40.36
Second Quarter	$55.28	$42.23
Third Quarter	$51.80	$40.61
Fourth Quarter	$50.33	$39.58
Dividend Policy
We do not currently anticipate paying dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. See "Item 1A.—Risk Factors—Risks Related to an Investment in Our Common Stock—We have no plans to pay regular dividends on our common stock, so stockholders may not receive funds without selling their common stock." Because Realogy Holdings is a holding company and has no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of our indebtedness restrict our subsidiaries from paying dividends to us. Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policyholders. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital, or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As a result, we may not pay dividends according to our policy or at all if, among other things, we do not have sufficient cash to pay the intended dividends, if our financial performance does not achieve expected results or the terms of our indebtedness prohibit it.

Stock Performance Graph
The stock performance graph set forth below is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Securities and Exchange Commission.
The following graph compares Realogy's cumulative total shareholder return with the cumulative total return of the S&P 500 index and a peer group of companies. Since Realogy is the preeminent and most integrated provider of residential real estate services in the U.S., as well as the largest franchisor of residential real estate brokerages in the world, we selected a group of franchising companies and real estate related companies as a peer group.  The cumulative total shareholder return for the index as well as the peer group includes the reinvestment of dividends. The graph assumes that the value of the investment in the Company's common shares, the index and the peer group was $100 on October 11, 2012 and updates the value through December 31, 2013.

Cumulative Total Return
	October 11, 2012	December 31, 2012	December 31, 2013
Realogy Holdings Corp.	$100.00	$122.69	$144.65
S&P 500	$100.00	$100.07	$132.48
Other real estate related and franchise companies (a)	$100.00	$103.53	$140.87
_______________

(a)
Other real estate related and franchise companies include H&R Block, G&K Services, Cintas, CBRE Group, Jones Lang LaSalle, HFF, Marriott, Intercontinental Hotels Group, Weight Watchers, Dunkin' Brands Group, Domino's Pizza, Rollins and Choice Hotels.

Item 6.    Selected Financial Data.
The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the years ended December 31, 2013, 2012, and 2011 and the consolidated balance sheet data as of December 31, 2013 and 2012 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the year ended December 31, 2010 and 2009 and the consolidated balance sheet data as of December 31, 2011, 2010 and 2009 have been derived from our consolidated financial statements not included elsewhere herein.
Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions and results of operations of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
The selected historical consolidated financial data and operating statistics presented below should be read in conjunction with our annual consolidated financial statements and accompanying notes and "Management’s Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein. Our annual consolidated financial information may not be indicative of our future performance.

	As of or for the Year Ended December 31,
	2013	2012	2011	2010	2009
	(In millions, except per share data and operating statistics)
Statement of Operations Data:
Net revenue	$5,289	$4,672	$4,093	$4,090	$3,932
Total expenses	5,114	5,235	4,526	4,084	4,266
Income (loss) before income taxes, equity in earnings and noncontrolling interests	175	(563)	(433)	6	(334)
Income tax (benefit) expense	(242)	39	32	133	(50)
Equity in earnings of unconsolidated entities	(26)	(62)	(26)	(30)	(24)
Net income (loss)	443	(540)	(439)	(97)	(260)
Less: Net income attributable to noncontrolling interests	(5)	(3)	(2)	(2)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$438	$(543)	$(441)	$(99)	$(262)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share	$3.01	$(14.41)	$(55.01)	$(12.35)	$(32.71)
Diluted earnings (loss) per share	$2.99	$(14.41)	$(55.01)	$(12.35)	$(32.71)
Weighted average common and common equivalent shares used in:
Basic	145.4	37.7	8.0	8.0	8.0
Diluted	146.6	37.7	8.0	8.0	8.0
Balance Sheet Data:
Cash and cash equivalents	$236	$376	$143	$192	$255
Securitization assets (a)	276	309	366	393	364
Total assets	7,326	7,445	7,350	7,569	7,581
Securitization obligations	252	261	327	331	305
Long-term debt, including short term portion	3,905	4,366	7,150	6,892	6,706
Equity (deficit)	2,013	1,519	(1,499)	(1,063)	(972)

	For the Year Ended December 31,
	2013	2012	2011	2010	2009
Operating Statistics:
Real Estate Franchise Services (b)
Closed homesale sides (c)	1,083,424	988,624	909,610	922,341	983,516
Average homesale price (d)	$233,011	$213,575	$198,268	$198,076	$190,406
Average homesale brokerage commission rate (e)	2.54%	2.54%	2.55%	2.54%	2.55%
Net effective royalty rate (f)	4.49%	4.63%	4.84%	5.00%	5.10%
Royalty per side (g)	$276	$262	$256	$262	$257
Company Owned Real Estate Brokerage Services (h)
Closed homesale sides (c)	316,640	289,409	254,522	255,287	273,817
Average homesale price (d)	$471,144	$444,638	$426,402	$435,500	$390,688
Average homesale brokerage commission rate (e)	2.50%	2.49%	2.50%	2.48%	2.51%
Gross commission income per side (i)	$12,459	$11,826	$11,461	$11,571	$10,519
Relocation Services
Initiations (j)	165,705	158,162	153,269	148,304	114,684
Referrals (k)	91,373	79,327	72,169	69,605	64,995
Title and Settlement Services
Purchasing title and closing units (l)	115,572	105,156	93,245	94,290	104,689
Refinance title and closing units (m)	76,196	89,220	62,850	62,225	69,927
Average fee per closing unit (n)	$1,504	$1,362	$1,409	$1,386	$1,317
_______________

(a)
Represents the portion of relocation receivables and advances and other related assets that collateralize our securitization obligations. Refer to Note 8, "Short and Long-Term Debt" in the consolidated financial statements for further information.

(b)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.

(c)	A closed homesale side represents either the "buy" side or the "sell" side of a homesale transaction.

(d)	Represents the average selling price of closed homesale transactions.

(e)	Represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction.

(f)
Represents the average percentage of our franchisees’ commission revenue (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, we believe excluding such incentives from the net effective royalty rate provides a more meaningful average for typical franchisees. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of these non-standard incentives on the net effective royalty rate will decrease accordingly. The inclusion of these non-standard incentives would reduce the net effective royalty rate by approximately 16 basis points for the years ended December 31, 2013 and 2012.

(g)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.

(h)
Our real estate brokerage business has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. The real estate franchise business has franchised offices that are more widely dispersed across the United States than our real estate brokerage operations. Accordingly, operating results and homesale statistics may differ between our brokerage and franchise businesses based upon geographic presence and the corresponding homesale activity in each geographic region.

(i)
Represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing and property management transactions.

(j)
Represents the total number of transferees and affinity members served by the relocation services business. The amounts presented for the year ended December 31, 2010 include 26,087 initiations as a result of the acquisition of Primacy in January 2010.

(k)
Represents the number of referrals from which we earned revenue from real estate brokers. The amounts presented for the year ended December 31, 2010 include 4,997 referrals as a result of the acquisition of Primacy in January 2010.

(l)	Represents the number of title and closing units processed as a result of home purchases.

(m)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans.

(n)	Represents the average fee we earn on purchase title and refinancing title units.
In presenting the financial data above in conformity with general accepted accounting principles, we are required to make estimates and assumptions that affect the amounts reported. See "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies" for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.
Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our consolidated financial statements and accompanying notes thereto included elsewhere herein. Unless otherwise noted, all dollar amounts in tables are in millions. This Management’s Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Forward-Looking Statements" and "Item 1A.—Risk Factors" for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby’s International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2013, our franchise systems had approximately 13,700 franchised and company owned offices and approximately 247,800 independent sales associates operating under our franchise and proprietary brands in the U.S. and 102 other countries and territories around the world. We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide a license to use the brand names and provide certain systems, programs and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates. Such systems and tools include national and local marketing programs, listing and agent affiliation tools as well as technology, education and purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. In addition to royalties received from our independently owned franchisees, our Company Owned Real Estate Brokerage Services segment pays royalties to the Real Estate Franchise Services segment. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon closing of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party's country or region or a direct franchising model in the case of Sotheby's International Realty. Under the master franchise model, we typically enter into long term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. Royalty increases or decreases are recognized with little corresponding increase or decrease in expenses due to the operating efficiency within the franchise operations.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby’s International Realty®, ERA® and Citi Habitats brand names with approximately 42,300 independent sales agents. As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to independent real estate agents, which are recognized concurrently with associated revenues. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans, our home mortgage venture with PHH. PHH Home Loans is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless exclusivity is waived by PHH). We also assist landlords and tenants through property management and leasing services.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services. We provide these relocation services to corporate clients for the transfer of their employees and members of affinity clients. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either based on the value per the underlying third-party buyer contract with the transferee, which results in no gain or loss, or the appraised value as determined by independent appraisers. We earn referral commissions revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral commission, which is recognized at the time of completion of services. In addition, we generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate or London Interbank Offer Rate ("LIBOR") and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations.

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business. We provide title and closing services (also known as settlement services), which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third-party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. We provide many of these services to third-party clients in connection with transactions generated by our Company Owned Real Estate Brokerage and Relocation Services segments as well as various financial institutions in the mortgage lending industry. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.

2012 INITIAL PUBLIC OFFERING AND 2013 SECONDARY OFFERINGS
October 2012 Initial Public Offering and Related Transactions
In October 2012, the Company issued shares of common stock and raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In conjunction with the closing of the offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into shares of common stock. Certain of these holders, upon conversion of their Convertible Notes, were issued additional shares of common stock pursuant to letter agreements with the Company. The issuance of the additional shares of common stock resulted in a non-cash expense of $256 million. In addition, holders of approximately $1,901 million of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semiannual interest payment date received a non-recurring cash fee of $105 million upon conversion (attributable to the semiannual interest payment). These two expenses are recorded on the line "IPO related costs for Convertible Notes" in our Consolidated Statements of Operations.
April 2013 and July 2013 Secondary Equity Offerings
On April 16, 2013, investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as "Apollo") sold a portion of its shares of Realogy Holdings common stock in an underwritten public offering. On July 16, 2013, Apollo sold its remaining shares of Realogy Holdings common stock in an underwritten public offering. The Company did not receive any proceeds from these offerings. Pursuant to the terms of the Phantom Value Plan, the performance-based, long-term incentive plan adopted in January 2011 to align the interests of management with those of our shareholders, certain of our executive officers received shares of the Company's common stock as a result of the sale of shares of common stock held by RCIV Holdings (one of the selling stockholders in the secondary offerings and an affiliate of Apollo).
CURRENT INDUSTRY TRENDS
Beginning in 2012, the residential real estate industry began a recovery that continued into 2013. We believe that the improvement is reflective of a continuing housing market recovery driven by high affordability of home ownership and demand that has built up during an extended period of economic uncertainty, as well as historically low interest rates, lower home inventory levels and a reduction in distressed properties on the market. This recovery follows a lengthy downturn, which began in the second half of 2005 and continued through 2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%.
According to NAR, in 2012 existing homesale transactions increased 9% and median existing homesale price increased 6% compared to 2011. In 2013, existing homesale transactions increased a further 9% and median existing homesale price increased a further 11% compared to 2012. NAR and Fannie Mae are forecasting that the housing recovery will continue into 2014 with NAR forecasting that existing homesale transactions will be flat and median existing homesale price will increase 5% in 2014 compared to 2013, and Fannie Mae forecasting that existing homesale transactions and median existing homesale price will increase 2% and 7%, respectively, in 2014 compared to 2013.
As reported by NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The annual composite housing affordability index was 176 for 2013 compared to 197 for 2012 and 186 for 2011. The housing affordability index has begun to moderate as housing prices have increased; however, the overall level of this index is still higher than the average of 117 for the period from 1970 through 2005 and could continue to be a favorable factor in the housing recovery. In addition, as rental prices have continued to rise, the cost of owning a home is now lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
According to NAR, the inventory of existing homes for sale in the U.S. was 1.9 million homes at the end of December 2013 and is 2% above December 2012. The December 2013 inventory represents a national average supply of 4.6 months at the current homesales pace which represents a lower that normal level of inventory. In select areas of the country, there is a lack of inventory at certain price points, which has generally had a positive effect on home prices but could lower sales activity over the near term.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.1% for 2011 through 2012. Although the average mortgage rate has increased 1.1% from January 2013 to December 2013, the mortgage rate of 4.5% at December 2013 continues to be historically low. In addition, consumers have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage. Partially offsetting the positive impact of low mortgage rates are conservative mortgage underwriting standards, increased down payment requirements and homeowners having limited or negative equity in homes in certain markets. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing slightly, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Homesales
According to NAR, homesale transactions for 2013 increased to 5.1 million homes or up 9% compared to 2012 despite modest economic growth during 2013. For the year ended December 31, 2013, RFG and NRT homesale transactions increased 10% and 9%, respectively, due to an overall increase in homebuyer activity compared to 2012 and are in line with NAR estimates. In the fourth quarter of 2013, homesales increased by 2% at RFG and 1% at NRT compared to the fourth quarter of 2012. The quarterly and annual year-over-year trends in homesale transactions are as follows:

	2013 vs. 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of Homesales
Industry
NAR (a)	8%	12%	15%	1%
Fannie Mae (b)	10%	12%	13%	2%
Realogy
Real Estate Franchise Services	6%	10%	19%	2%
Company Owned Real Estate Brokerage Services	5%	12%	17%	1%

	2011 vs. 2010	2012 vs. 2011	2013 vs. 2012
Number of Homesales
Industry
NAR (a)	2%	9%	9%
Fannie Mae (b)	2%	9%	9%
Realogy
Real Estate Franchise Services	(1)%	9%	10%
Company Owned Real Estate Brokerage Services	—%	14%	9%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to be flat in 2014 compared to 2013 while Fannie Mae is forecasting an increase in existing homesale transactions of 2% for 2014 compared to 2013. In addition, NAR and Fannie Mae are forecasting an increase of 4% and 3%, respectively, in existing homesale transactions for 2015 compared to 2014.
Homesale Price
In 2013, the percentage change in the average price of homes brokered by our franchisees and company owned offices increased 9% and 6%, respectively. For our franchisees, this increase was in line with the percentage change in median home price reported by Fannie Mae and existing homesale average price reported by NAR. For our company owned offices, the increase was lower than those reported by NAR and Fannie Mae due to the select geographic areas they serve, as well as the higher price point of the average homesales transaction completed by NRT in such geographical areas. We believe that the improvement in price in 2013 was due to the low level of home inventory in many markets, as well as the increase in demand noted by the increase in the number of homesale transactions. The quarterly and annual year-over-year trends in the price of homes are as follows:

	2013 vs. 2012
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price of Homes
Industry
NAR (a)	9%	9%	10%	8%
Fannie Mae (b)	11%	12%	13%	9%
Realogy
Real Estate Franchise Services	9%	10%	10%	7%
Company Owned Real Estate Brokerage Services	6%	7%	8%	3%

	2011 vs. 2010	2012 vs. 2011	2013 vs. 2012
Price of Homes
Industry
NAR (a)	(3)%	5%	9%
Fannie Mae (b)	(4)%	7%	10%
Realogy
Real Estate Franchise Services	—%	8%	9%
Company Owned Real Estate Brokerage Services	(2)%	4%	6%
_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are forecasting a 5% and 7% increase, respectively, in the 2014 median existing homesale price compared to 2013. For 2015, NAR and Fannie Mae are forecasting an increase of 4% and 5%, respectively, in median existing homesale price compared to 2014.

* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, historically low interest rates, increases in renters that qualify as homebuyers and locally based dynamics such as housing demand vs. supply. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates due to increases in long term interest rate as well as reduced availability of mortgage financing;

•
legislation or additional regulation which curtails Freddie Mac and/or Fannie Mae's activities and/or results in the wind down of these entities could increase mortgage costs, result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry;

•
lower unit sales, due to insufficient inventory levels in certain markets, the reluctance of first-time homebuyers to purchase due to concerns about investing in a home or changing attitudes on home ownership and move-up buyers having limited or negative equity in homes;

•	lower average homesale price which could lead to more negative equity issues for existing home owners;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	economic instability stemming from ongoing high levels of U.S. debt;

•	a lack of stability in home ownership levels in the U.S.;

•	changing attitudes toward home ownership that could impact decisions of renters; and

•
legislative or regulatory reform, including but not limited to reform that adversely impacts the financing of the U.S. housing market or amends the Internal Revenue Code in a manner that negatively impacts home ownership such as reform that reduces the amount that certain taxpayers would be allowed to deduct for home mortgage interest.

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are global corporate spending on relocation services as well as employment trends. There can be no assurance that corporate spending on relocation services will return to previous levels following the economic recovery.
* * *
While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period-over-period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR historical data is subject to periodic review and revision and these revisions could be material.  NAR and Fannie Mae generally update their forecasts on a monthly basis and subsequent forecasts may change materially from those previously issued. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period could materially differ.
Key Drivers of Our Businesses
Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction and (iv) net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues payable to our Real Estate Franchise Services segment, net of volume incentives achieved.
Prior to 2006, the average homesale broker commission rate was declining several basis points per year, the effect of which was more than offset by increases in homesale prices. From 2007 through 2013, the average broker commission rate remained fairly stable; however, we expect that over the long term the average brokerage commission rates could modestly decline.
In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  These tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  Over the past five years, the net effective royalty rate has been declining due to several factors including a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees who generally were not sizable enough to earn significant rebates, and over the last two years, an increase in overall homesale transaction volume. For the year ended December 31, 2013, our Real Estate Franchise Services segment third-party domestic royalty revenue grew by 15% on a year-over-year basis after taking into consideration the 3% decrease in the net effective royalty rate. For the year ended December 31, 2013, the net effective royalty rate was 4.49%. The tiered volume levels for which incentives can be earned by our franchisees are generally subject to upward adjustments every year.
The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, we believe excluding such incentives from the net effective royalty rate provides a more meaningful average for typical franchisees. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of these non-standard incentives on the net effective royalty rate will decrease accordingly. The inclusion of these non-standard incentives would reduce the net effective royalty rate by approximately 16 basis points for the years ended December 31, 2013 and 2012.
Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by our Company Owned Real Estate Brokerage Services segment. Such share of commissions earned by sales associates varies by region and can increase as sales associates increase their level of homesale transactions. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker.
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers. In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase in mortgage rates could have a negative impact on refinancing title and closing units.
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

The following table presents our drivers for the years ended December 31, 2013, 2012 and 2011. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,			Year Ended December 31,
	2013	2012	% Change	2012	2011	% Change
Real Estate Franchise Services (a)
Closed homesale sides	1,083,424	988,624	10%	988,624	909,610	9%
Average homesale price	$233,011	$213,575	9%	$213,575	$198,268	8%
Average homesale broker commission rate	2.54%	2.54%	—	2.54%	2.55%	(1) bps
Net effective royalty rate	4.49%	4.63%	(14) bps	4.63%	4.84%	(21) bps
Royalty per side	$276	$262	5%	$262	$256	2%
Company Owned Real Estate Brokerage Services
Closed homesale sides	316,640	289,409	9%	289,409	254,522	14%
Average homesale price	$471,144	$444,638	6%	$444,638	$426,402	4%
Average homesale broker commission rate	2.50%	2.49%	1 bps	2.49%	2.50%	(1) bps
Gross commission income per side	$12,459	$11,826	5%	$11,826	$11,461	3%
Relocation Services
Initiations	165,705	158,162	5%	158,162	153,269	3%
Referrals	91,373	79,327	15%	79,327	72,169	10%
Title and Settlement Services
Purchase title and closing units	115,572	105,156	10%	105,156	93,245	13%
Refinance title and closing units	76,196	89,220	(15%)	89,220	62,850	42%
Average fee per closing unit	$1,504	$1,362	10%	$1,362	$1,409	(3%)
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
The following table sets forth the impact on EBITDA for the year ended December 31, 2013 assuming either our homesale sides or average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%. The impact to net income would be approximately 40% lower than the impact to EBITDA as a result of income taxes for each hypothetical change in homesale sides and average price. We believe that homesale sides and average selling prices are the two most important drivers of our business. However, the impact to EBITDA included in the table below is an estimate and may change as a result of other factors, such as changes to the average broker commission rate, agent commissions and overhead costs. Additionally, EBITDA generated by our relocation services and title and settlement services segments are not impacted by homesale sides or average selling price in the same manner as our real estate franchise services and company owned real estate brokerage services segments.

	Homesale Sides/Average Price (1)		Impact on EBITDA (in millions)
	(units and price in thousands)		Decrease of 1%	Increase of 1%
Homesale sides change impact on:
Real Estate Franchise Services (2)	1,083	sides	$(3)	$3
Company Owned Real Estate Brokerage Services (3)	317	sides	$(11)	$11
Homesale average price change impact on:
Real Estate Franchise Services (2)	$233		$(3)	$3
Company Owned Real Estate Brokerage Services (3)	$471		$(11)	$11
 _______________

(1)	Average price represents the average selling price of closed homesale transactions.

(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.

(3)
Increase/(decrease) includes $9 million of EBITDA for the company owned real estate brokerage operations and $2 million of intercompany royalties paid by our company owned real estate brokerage operations to our real estate franchise services operations.

RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. EBITDA is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest securitization assets and securitization obligations) and income taxes, each of which is presented on our Consolidated Statements of Operations. Our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.
Year Ended December 31, 2013 vs. Year Ended December 31, 2012
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2013	2012	Change
Net revenues	$5,289	$4,672	$617
Total expenses (1)	5,114	5,235	(121)
Income (loss) before income taxes, equity in earnings and noncontrolling interests	175	(563)	738
Income tax (benefit) expense	(242)	39	(281)
Equity in earnings of unconsolidated entities	(26)	(62)	36
Net income (loss)	443	(540)	983
Less: Net income attributable to noncontrolling interests	(5)	(3)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$438	$(543)	$981
_______________

(1)
Total expenses for the year ended December 31, 2013 include $68 million loss on the early extinguishment of debt, $47 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $4 million of former parent legacy items. Total expenses for the year ended December 31, 2012 include $361 million of IPO related costs for Convertible Notes, $39 million expense for the Apollo management fee termination agreement, $24 million loss on the early extinguishment of debt and $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items.

Net revenues increased $617 million (13%) for the year ended December 31, 2013 compared with the year ended December 31, 2012 principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment driven by an increase in homesale transactions and homesale price, as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume and underwriter volume.
Total expenses decreased $121 million (2%) primarily due to:

•
the absence of $361 million of IPO related costs (of which $256 million was non-cash and related to the issuance of additional shares and $105 million was a cash fee payment) for the Convertible Notes in the fourth quarter of 2012;

•	a $247 million decrease in interest expense for the year ended December 31, 2013 compared to the year ended December 31, 2012 as a result of reduced and refinanced indebtedness;

•	a $39 million decrease due to absence of the Apollo management fee which was terminated in 2012;

•	a $26 million decrease in employee-related costs related to the absence of the two year retention plan implemented in November 2010; and

•	a $17 million decrease in legal expenses for the Real Estate Franchise Services segment primarily due to the settlement of legal matters in 2012.

These decreases were partially offset by:

•
a $372 million increase in commission and other sales associate-related costs due to the increase in transaction volume and the impact of top producing sales associates completing a higher proportion of homesale transactions;

•	a $50 million increase in operating expenses driven by transaction volume increases across the business units;

•	a $47 million increase in employee-related costs under the Phantom Value Plan as a result of the secondary equity offerings completed in April 2013 and July 2013;

•
a $44 million net increase in the loss on early extinguishment of debt related to the redemption of the 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in the second quarter of 2013 and the repurchase of $100 million of the 9.00% First and a Half Lien Notes in the third quarter of 2013, partially offset by the loss on early extinguishment of debt related to 2012 debt repayments and refinancings;

•	a $15 million increase in other general and administrative expenses primarily related to employee costs; and

•	a $9 million increase in equity compensation expense.
For the year ended December 31, 2013, the Company recorded an income tax benefit of $242 million which was primarily due to a $341 million release of the domestic deferred tax valuation allowance, partially offset by income taxes for 2013 income. For the year ended December 31, 2012, the Company recorded income tax expense of $39 million primarily due to the recognition of a full valuation allowance for domestic operations in 2012.
At December 31, 2013, the Company evaluated all available positive and negative evidence and determined that substantially all of the valuation allowance totaling $341 million associated with all U.S. federal and certain state deferred tax assets should be reversed because the Company believed that it had become more likely than not that the value of those deferred tax assets would be realized. In the Company’s evaluation of the need for and amount of a valuation allowance on its deferred tax assets at December 31, 2013, the Company placed the most weight on all objectively verifiable direct evidence, including its recent and historical operating results and the significant improvement in its debt leverage position. The specific positive factors and evidence considered in the realizability of its deferred tax assets included the following:

•
historical cumulative pretax losses over the past three years adjusted for the impact of significant reductions in our indebtedness and related interest expense as a result of the Company's initial public offering and related debt transactions in the fourth quarter of 2012 and subsequent note redemptions in 2013:

While the Company has experienced cumulative pretax losses in recent years and must consider such negative evidence, the guidance also suggests that companies must consider their earnings history exclusive of circumstances that gave rise to losses ("core earnings") if such circumstances have changed or are an aberration, rather than a continuing condition. The significant reduction of our indebtedness of approximately $3.3 billion as a result of our initial public offering and related note conversions in the fourth quarter of 2012, combined with the subsequent note redemptions in 2013, has reduced our prospective annual interest expense by approximately $420 million a year (the benefit in 2012 and 2013 is less due to the timing of debt repayments). In addition, the Company incurred $361 million of IPO related costs for the Convertible Notes in 2012 which significantly increased the pretax loss for 2012.
Excluding these amounts from our historical pretax losses, the Company has a significant level of core earnings over the past three years.

•	a sustained trend in recent operating results and long-term projected taxable income:
The Company reported full year pretax income for the year ended December 31, 2013 and now has demonstrated several sequential quarters of pretax income for the first time since early 2007.
The Company also generated strong positive cash flows from operations for the year ended December 31, 2013 and continues to further reduce its indebtedness with its excess cash from operations.
The Company prepared estimates of the amount of future pretax income and the number of years it expects will be required to utilize all net operating loss carryforwards under different scenarios of growth compared to the net operating loss carryforwards’ fixed expiration dates. Realogy’s federal net operating loss carryforwards expire between 2027 and 2032. Although the Company believes its positive pretax operating income will continue to grow during this sustained recovery in the residential real estate market, the Company estimates that even at zero growth in its annual pretax income from the 2013 level, the Company will generate sufficient taxable income to utilize all its Federal net operating losses in nine years or earlier. Furthermore, as the Company has demonstrated over the most recent economic recession, even if the market weakens, the Company expects to manage its operations and debt capital structure to maintain its long-term profitability and still realize its deferred tax assets.

•	the long-term sustainability of the ongoing recovery in the domestic residential real estate market and overall macroeconomic environment:
The Company’s year-over-year growth in our homesale transactions and homesale price was 18% in 2013 and 18% in 2012. Although the Company continues to forecast modest growth in these indicators for the near future, another factor the Company considered was estimated homesale transactions and homesale price for the residential housing industry from NAR and Fannie Mae for 2014 and 2015. Although the industry forecasts typically do not project beyond two years, this information is useful to provide third-party estimates of the state of the residential real estate market.
As of their most recent releases, NAR is forecasting existing homesale transaction volume (i.e. the change in median homesale price plus the change in the number of existing homesale transactions) to increase 5% in 2014 compared to 2013 and an additional 9% in 2015 compared to 2014. Fannie Mae is forecasting existing homesale transaction volume to increase 8% in 2014 compared to 2013 and an additional 9% in 2015 compared to 2014.
Prior to the quarter ended December 31, 2013, the Company had placed significant weight to the objective, direct negative evidence of its cumulative three-year historical pretax losses primarily resulting from its substantial indebtedness and the prolonged downturn in the residential real estate and overall macroeconomic environment. However, given the significant changes in the Company’s indebtedness and related interest expense over the last 12 months; the positive developments in the growth of the Company’s pretax income and operating results during 2013; the continued sustained improvement in recent real estate market trends and industry outlook; as well as the Company’s expectation to generate sufficient taxable income to utilize all its Federal net operating losses within nine years at current year pretax levels, the Company believed the available positive, objectively verifiable evidence significantly outweighed the negative evidence at December 31, 2013. Accordingly, the Company concluded it was appropriate to reverse substantially all of its recorded valuation allowance for its domestic operations at December 31, 2013.
While the reversal of the valuation allowance had a material positive effect on the Company’s results of operations for the year ended December 31, 2013, the reversal will have the effect of reducing the Company’s net income in subsequent periods as a result of an increase in the provision for income taxes relating to anticipated positive operating results in such periods. As a result of the Company's realization of its deferred tax assets from net operating losses, the increase in the provision for income taxes will have a limited impact on the Company's cash outflows until such time as the net operating losses are fully utilized.
Equity in earnings of unconsolidated entities decreased $36 million primarily related to lower earnings from our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume and a decrease in margins in the mortgage origination business.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2013 and 2012:

	Revenues (a)			EBITDA (b)(c)			Margin (d)
	2013	2012	% Change	2013	2012	% Change	2013	2012	Change
Real Estate Franchise Services	$690	$604	14%	$448	$364	23%	65%	60%	5
Company Owned Real Estate Brokerage Services	3,990	3,469	15	206	165	25	5	5	—
Relocation Services	419	423	(1)	104	103	1	25	24	1
Title and Settlement Services	467	421	11	50	38	32	11	9	2
Corporate and Other	(277)	(245)	*	(155)	(473)	*
Total Company	$5,289	$4,672	13%	$653	$197	231%	12%	4%	8
Less: Depreciation and amortization				176	173
Interest expense, net				281	528
Income tax (benefit) expense				(242)	39
Net income (loss) attributable to Realogy Holdings and Realogy Group				$438	$(543)

_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $277 million and $245 million during the year ended December 31, 2013 and 2012, respectively.

(b)
EBITDA for the year ended December 31, 2013 includes $68 million loss on the early extinguishment of debt, $47 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $4 million of former parent legacy items.

(c)
EBITDA for the year ended December 31, 2012 includes $361 million of IPO related costs, $39 million expense for the Apollo management fee termination agreement, $24 million related to the loss on the early extinguishment of debt and $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items.

(d)	Excluding the items noted above in footnote (b) and (c), the Total Company margin would have been 15% and 13% for the year ended December 31, 2013 and 2012, respectively.
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 8 percentage points for the year ended December 31, 2013 compared to the same period in 2012. The increase was primarily due to the absence of $361 million of IPO related costs for Convertible Notes which occurred in the fourth quarter of 2012 and improved margins at the Real Estate Franchise Services segment due to higher homesale transaction volume and homesale price, partially offset by a $44 million net increase in the loss on early extinguishment of debt, as well as $47 million of expense related to the Phantom Value Plan as a result of the secondary equity offerings completed in April 2013 and July 2013.
On a segment basis, the Real Estate Franchise Services segment margin increased 5 percentage points from 60% to 65% due to an increase in franchisee royalty revenue driven by an increase in homesale transactions and higher price along with a decrease in legal and bad debt expenses. The Company Owned Real Estate Brokerage Services segment margin remained flat at 5% due to an increase in the number of homesale transactions and higher price offset by an increase in commission expense and a decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume. The Relocation Services segment margin increased 1 percentage point from 24% to 25%. The Title and Settlement Services segment margin increased 2 percentage points from 9% to 11% due to an increase in resale transactions and underwriting revenue partially offset by a decrease in refinancing transactions.
Corporate and Other EBITDA for the year ended December 31, 2013 improved by $318 million primarily due to the absence of $361 million in IPO related costs for Convertible Notes and $39 million for the Apollo management fee termination agreement. These changes were partially offset by a $44 million net increase in the loss on early extinguishment of debt and a $30 million charge related to the corporate portion of the expense recognized under the Phantom Value Plan for the secondary equity offerings completed in April 2013 and July 2013.
Real Estate Franchise Services
Revenues increased $86 million to $690 million and EBITDA increased $84 million to $448 million for the year ended December 31, 2013 compared with the same period in 2012.
The increase in revenue was driven by a $40 million increase in third-party domestic franchisee royalty revenue due to a 10% increase in the number of homesale transactions along with a 9% increase in the average homesale price, partially offset by a 3% decrease in the net effective royalty rate driven by our larger affiliates continuing to achieve higher volume levels as well as a shift in the mix of volume amongst our brands which operate under different royalty rate arrangements. Revenue also increased $7 million related to master franchise area development agreements entered into with third parties to service a particular country or territory using one of the Company’s tradenames, including a $5 million payment related to a contract amendment. Marketing revenue and related expense increased $2 million and $1 million, respectively, primarily due to higher advertising spending during 2013 compared to 2012.
The increase in revenue was also attributable to a $31 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $265 million and $234 million for 2013 and 2012, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to this period-over-period revenue increase for the Real Estate Franchise Services segment.

The $84 million increase in EBITDA was principally due to the $78 million increase in royalty and area development revenues discussed above, a $17 million decrease in legal expenses primarily due to the settlement of legal matters in 2012 and reduced bad debt expense of $3 million compared to 2012. These EBITDA increases were partially offset by a $3 million increase in licensing fees related to our agreements to operate and franchise the Sotheby's International Realty and Better Homes and Gardens Real Estate brands and a $4 million increase in employee-related costs primarily related to the Phantom Value Plan.
Company Owned Real Estate Brokerage Services
Revenues increased $521 million to $3,990 million and EBITDA increased $41 million to $206 million for the year ended December 31, 2013 compared with the same period in 2012.
The increase in revenues was primarily due to higher commission income earned on homesale transactions which was driven by a 9% increase in the number of homesale transactions and a 6% increase in the average price of homes. The 9% increase in homesale transactions was due to higher activity in most of the geographic regions we serve. The 6% increase in the average price of homes is reflective of a continuation in the shift in sales activity to NRT's lower priced markets and generally reflects a trend that we have been seeing for the past two and a half years. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA increased $41 million primarily due to the $521 million increase in revenues discussed above, partially offset by:

•
a $372 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues and a higher percentage of gross commission income paid to sales associates due to higher volume;

•
a $36 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume. Rising interest rates have significantly slowed mortgage refinancings, resulting in downward pressure on margins for mortgage lenders;

•	a $31 million increase in royalties paid to our Real Estate Franchise Services segment;

•	a $21 million increase in employee-related costs of which $5 million relates to the Phantom Value Plan;

•	a $10 million increase in other operating expenses; and

•	a $7 million increase in marketing expenses due to additional transaction volume.
Commission expense as a percentage of gross commission income increased compared to the same period in 2012 caused by a continuation of the trend we experienced throughout 2012 whereby our independent sales associates who command higher commissions completed a higher proportion of the closings this year compared to last year. Commission schedules are generally progressive to incentivize independent sales associates with higher levels of production.
Relocation Services
Revenues decreased $4 million to $419 million and EBITDA increased $1 million to $104 million for the year ended December 31, 2013 compared with the same period in 2012.
The decrease in revenues was driven by a $15 million decrease in relocation revenue primarily due to lower domestic relocation volume and a $3 million decrease in at-risk revenue due to lower at-risk transaction volume, partially offset by a $13 million increase in other referral commission fees primarily due to growth in affinity transaction volume as well as higher home values.
EBITDA increased $1 million primarily as a result of a $10 million decrease in variable operating expense due to lower relocation volume, a $3 million reduction in restructuring costs, a $2 million reduction in costs for at-risk transactions, and $1 million in lower foreign currency exchange rate losses, partially offset by the $4 million decrease in revenue discussed above, a $9 million increase in employee-related costs including $4 million of expense related to the Phantom Value Plan and $4 million related to a lower insurance loss reserve adjustment in 2013 compared to 2012.

Title and Settlement Services
Revenues increased $46 million to $467 million and EBITDA increased $12 million to $50 million for the year ended December 31, 2013 compared with the same period in 2012.
The increase in revenues was primarily driven by a $30 million increase in resale volume and a $24 million increase in underwriter volume, partially offset by a $6 million decrease in refinancing transactions. Resale title and closing units increased 10% due to the increase in homesale sides at our company owned real estate brokerage operations as well as improved capture rates. Refinance title and closing units decreased 15%, and the average price per closing increased 10% for the year ended December 31, 2013 compared with the same period in 2012.
EBITDA increased $12 million as a result of the $46 million increase in revenues discussed above, partially offset by a $34 million increase in variable operating costs, primarily related to increases in resale and underwriter volume.
2013 Corporate Headquarters Relocation
During the second quarter of 2013, the Company completed the relocation of its corporate headquarters from Parsippany, New Jersey to Madison, New Jersey. As a result of this relocation, the Company recognized a $4 million restructuring charge in 2013 which is primarily comprised of lease payments on the former corporate headquarters through October 2013. For the year ended December 31, 2013, the Company utilized all $4 million of the restructuring accrual.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. For the year ended December 31, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $3 million at December 31, 2013.
Year Ended December 31, 2012 vs. Year Ended December 31, 2011
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2012	2011	Change
Net revenues	$4,672	$4,093	$579
Total expenses (1)	5,235	4,526	709
Income (loss) before income taxes, equity in earnings and noncontrolling interests	(563)	(433)	(130)
Income tax expense	39	32	7
Equity in earnings of unconsolidated entities	(62)	(26)	(36)
Net loss	(540)	(439)	(101)
Less: Net income attributable to noncontrolling interests	(3)	(2)	(1)
Net loss attributable to Realogy Holdings and Realogy Group	$(543)	$(441)	$(102)
_______________

(1)
Total expenses for the year ended December 31, 2012 include $361 million of IPO related costs for Convertible Notes (of which $256 million was non-cash), $39 million expense for the Apollo management fee termination agreement, $24 million loss on the early extinguishment of debt and $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items. Total expenses for the year ended December 31, 2011 include $11 million of restructuring costs and $60 million related to the 2011 Refinancing Transactions, partially offset by a net benefit of $15 million of former parent legacy items.

Net revenues increased $579 million (14%) for the year ended December 31, 2012 compared with the year ended December 31, 2011 principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment due to higher homesale transaction volume and an increase in average homesale price, as well as an increase in revenues for the Title and Settlement Services segment due to higher resale volume, refinancing volume and underwriter volume.
Total expenses increased $709 million (16%) primarily due to:

•	a $435 million increase in commission and other agent-related costs, operating, and marketing expenses is primarily the result of the increase in transaction volume as discussed above;

•
a $73 million increase in general and administrative expenses primarily as a result of $50 million incremental employee-related costs and $39 million expense for the Apollo management fee termination agreement partially offset by $15 million for the reversal of the 2012 Apollo management fee accrual. The incremental employee-related costs noted above were primarily due to $65 million of expense for the 2012 bonus plan which is in addition to $26 million of expense being recognized for the two year retention plan implemented in November 2010 whereas during 2011 only $41 million of expense was being recognized for the retention plan. As a result, during 2012, there is approximately $50 million of incremental employee-related costs compared to 2011;

•
$361 million in IPO related costs for Convertible Notes includes a non-cash charge of $256 million related to the issuance of additional shares of common stock and a non-recurring cash fee of $105 million (attributable to the semiannual interest payment) issued to convertible note holders upon conversion; and

•	a reduction in the net benefit of former parent legacy items of $7 million due to benefits received in 2011 that did not recur in 2012.
These increases were partially offset by:

•
a $138 million decrease in interest expense primarily due to the reversal of $105 million of semiannual interest expense for certain holders of Convertible Notes, as well as reduced interest expense in the fourth quarter due to the repayment of indebtedness. (As noted above, the reversal of $105 million of semiannual interest expense was due to the cash fee paid in lieu of interest in conjunction with the IPO); and

•
a decrease of $12 million related to the loss on the early extinguishment of debt which was $24 million for the year ended December 31, 2012 compared to $36 million for the year ended December 31, 2011.

No federal income tax benefit was recognized for the current period loss due to the recognition of a full valuation allowance for domestic operations. Our income tax expense for the year ended December 31, 2012 was $39 million. This expense included $36 million for an increase in deferred tax liabilities associated with indefinite-lived intangible assets and $3 million for certain foreign and state income taxes in certain jurisdictions.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2012 and 2011:

	Revenues (a)			EBITDA (b)(c)			Margin
	2012	2011	% Change	2012	2011	% Change	2012	2011	Change
Real Estate Franchise Services	$604	$557	8%	$364	$320	14%	60%	57%	3
Company Owned Real Estate Brokerage Services	3,469	2,970	17	165	56	195	5	2	3
Relocation Services	423	423	—	103	115	(10)	24	27	(3)
Title and Settlement Services	421	359	17	38	29	31	9	8	1
Corporate and Other	(245)	(216)	*	(473)	(77)	*
Total Company	$4,672	$4,093	14%	$197	$443	(56)%	4%	11%	(7)
Less: Depreciation and amortization				173	186
Interest expense, net (d)				528	666
Income tax expense				39	32
Net loss attributable to Realogy Holdings and Realogy Group				$(543)	$(441)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $245 million and $216 million during the year ended December 31, 2012 and 2011, respectively.

(b)
EBITDA for the year ended December 31, 2012 includes $361 million of IPO related costs (of which $256 million was non-cash and related to the issuance of additional shares and $105 million was a cash fee payment), $39 million expense for the Apollo management fee termination agreement, $24 million loss on the early extinguishment of debt and $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items.

(c)
EBITDA for the year ended December 31, 2011 includes $36 million loss on early extinguishment of debt and $11 million of restructuring costs, partially offset by a net benefit of $15 million of former parent legacy.

(d)
Interest expense for the year ended December 31, 2011 includes $24 million due to the de-designation of interest rate swaps and write-off of financing costs as a result of the 2011 Refinancing Transactions.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 7 percentage points for the year ended December 31, 2012 compared to the same period in 2011 primarily due to $361 million in IPO related costs for Convertible Notes as discussed above which includes $256 million related to the issuance of additional shares and a cash fee of $105 million (attributable to the semiannual interest payment) issued to certain holders of Convertible Notes upon conversion. In addition, there was a $24 million increase in general and administrative expenses as a result of the $39 million expense for the Apollo management fee termination agreement partially offset by $15 million for the reversal of the 2012 Apollo management fee accrual and a decrease of $12 million related to the loss on the early extinguishment of debt which was $24 million for the year ended December 31, 2012 compared to $36 million for the year ended December 31, 2011.
On a segment basis, the Real Estate Franchise Services segment margin increased 3 percentage points from 57% to 60%. The year ended December 31, 2012 reflected increases in franchisee royalty revenue due to an increase in homesale transactions and price offset by an increase in employee related expenses. The Company Owned Real Estate Brokerage Services segment margin increased 3 percentage points from 2% to 5%. The year ended December 31, 2012 reflected an increase in the number of homesale transactions and price and higher earnings from PHHHL. The Relocation Services segment margin decreased 3 percentage points to 24% from 27% in the comparable prior period primarily due to flat revenues and incremental employee related costs. The Title and Settlement Services segment margin increased 1 percentage point from 8% to 9% due to increases in revenue partially offset by related variable operating costs and incremental employee related costs.
Corporate and Other EBITDA for the year ended December 31, 2012 decreased $396 million to negative $473 million primarily due to $361 million in IPO related costs for Convertible Notes as discussed above, a $24 million increase in general and administrative expenses primarily related to the Apollo management fee termination agreement, $19 million in incremental employee related costs and a reduction in the net benefit of former parent legacy items of $7 million during the year ended December 31, 2012. These decreases were partially offset by a $12 million reduction in the loss on the early extinguishment of debt. In 2012, the Company recorded a loss on the early extinguishment of debt of $24 million as a result of the repayment and refinancing of certain of the Company's indebtedness. In 2011, the Company recorded a loss on the early extinguishment of debt of $36 million as a result of refinancing transactions.
Real Estate Franchise Services
Revenues increased $47 million to $604 million and EBITDA increased $44 million to $364 million for the year ended December 31, 2012 compared with the same period in 2011.
The increase in revenue was driven by a $26 million increase in third-party domestic franchisee royalty revenue due to a 9% increase in the number of homesale transactions along with an 8% increase in the average homesale price, offset by a 4% decrease in the net effective royalty rate as a result of our larger franchisees achieving higher volume levels.
The increase in revenue was also attributable to a $30 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $234 million and $204 million during the years ended 2012 and 2011, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to this period over period revenue increase for the Real Estate Franchise Services segment.
The increases in revenue noted above were partially offset by a $5 million write-off of a sales incentive conversion note and a $4 million decrease in international area development fees and international royalty revenues.
The $44 million increase in EBITDA was principally due to the increase in revenues noted above, a $5 million reduction in bad debt expense due to improved collections and a $2 million decrease in impairment expense (as a $2 million cost method investment was impaired in 2011) partially offset by a $13 million increase in employee related costs.

Company Owned Real Estate Brokerage Services
Revenues increased $499 million to $3,469 million and EBITDA increased $109 million to $165 million for the year ended December 31, 2012 compared with the same period in 2011.
The increase in revenues, excluding REO revenues, of $512 million was due to increased commission income earned on homesale transactions, primarily driven by a 14% increase in the number of homesale transactions and a 4% increase in the average price of home sold. We believe the 14% increase in homesale transactions is generally reflective of industry trends in the markets we serve, but was impacted in the fourth quarter by temporary greater sales activity, particularly at the high end of the market, spurred by acceleration of activity on the part of certain sellers in anticipation of changes to federal tax rates, especially on capital gains, in 2013 as homesale sides increased 22% in the fourth quarter of 2012 as compared to the same period in 2011. We believe the increase in average homesale price, which increased 4% for the full year, and includes an 18% increase in the fourth quarter, was also impacted by temporary greater sales activity in the fourth quarter noted above. Separately, revenues from our REO asset management company decreased by $13 million to $11 million in the year ended December 31, 2012 compared to the same period in 2011 due to reduced inventory levels of foreclosed properties being made available for sale. Our REO operations facilitate the maintenance and sale of foreclosed homes on behalf of lenders.
EBITDA increased $109 million primarily due to:

•	$499 million increase in revenues discussed above;

•	a $36 million increase in equity earnings related to our investment in PHH Home Loans; and

•	a $21 million decrease in other operating expenses, net of inflation, primarily due to cost-saving activities.
These increases were partially offset by a $387 million increase in commission expenses paid to real estate agents as a result of the increase in revenues, a $28 million increase in employee-related costs, a $30 million increase in royalties paid to the Real Estate Franchise Services segment and a $4 million increase in marketing expense due to increased transaction volume. Commission expense as a percentage of gross commission income increased slightly compared to the same period in 2011, caused by the mix of business. Commission schedules are generally progressive to incentivize agents with higher levels of production.
Relocation Services
Revenues remained flat at $423 million and EBITDA decreased $12 million to $103 million for the year ended December 31, 2012 compared with the same period in 2011.
Referral fees increased $8 million due to higher home values and increased transaction volume compared to the same period in 2011. International revenue increased $5 million driven primarily by higher volume and new clients. These increases were offset by a $9 million decrease in at-risk revenue due to lower at-risk transaction volume and a $4 million decrease in interest income due to higher securitization interest expense. This was a result of the Apple Ridge agreement, which was renewed in December 2011 with higher interest costs.
EBITDA decreased $12 million as a result of a $9 million increase in employee-related costs, an $8 million increase in operating costs primarily due to higher volume related staffing costs, $3 million of higher foreign currency exchange rate losses in 2012 compared with 2011 and a $2 million increase in restructuring expenses. These decreases in EBITDA were partially offset by a $7 million decrease in at-risk transaction costs due to lower at-risk transaction volume and a $4 million net reduction in insurance loss reserves due to an improvement in claim activity.
Title and Settlement Services
Revenues increased $62 million to $421 million and EBITDA increased $9 million to $38 million for the year ended December 31, 2012 compared with the same period in 2011.
The increase in revenues was primarily driven by a $27 million increase in resale volume, a $17 million increase in refinancing transactions and a $19 million increase in underwriter revenue. Resale title and closing units increased 13% and refinance title and closing units increased 42% while the average fee per closing unit decreased 3% for the year ended December 31, 2012 compared with the same period in 2011. The decrease in the average fee per closing unit was primarily due to a greater percentage of total closing units being derived from refinance closings, which have a lower average price than resale closings.

EBITDA increased as a result of the increase in revenues partially offset by an increase of $45 million in volume-related variable operating costs, as well as $7 million of incremental employee-related costs.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expense and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. For the year ended December 31, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $3 million at December 31, 2013.
2011 Restructuring Program
During 2011, we committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011.  The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services and Title and Settlement Services segments each recognized $1 million of facility and personnel related expenses. At December 31, 2013, the remaining liability was less than $1 million.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2013	December 31, 2012	Change
Total assets	$7,326	$7,445	$(119)
Total liabilities	5,313	5,926	(613)
Total equity	2,013	1,519	494
For the year ended December 31, 2013, total assets decreased $119 million primarily as a result of a $140 million decrease in cash and cash equivalents primarily due to the redemption of Senior Notes and Senior Subordinated Notes and the repurchase of $100 million of the 9.00% First and a Half Lien Notes, partially offset by positive cash flows from operations and the issuance of 3.375% Senior Notes. In addition, franchise agreements and other intangibles decreased by $67 million and $34 million, respectively, due to amortization, and relocation receivables decreased $54 million due to lower volume and a shift to more clients advancing funds for relocation expenses, partially offset by a $132 million increase in deferred income tax assets primarily as a result of the reversal of the Company's valuation allowance and a $31 million increase in goodwill from acquisitions by our Company Owned Brokerage Services segment.
Total liabilities decreased $613 million principally due to a $461 million decrease in total indebtedness primarily related to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes and the Company's repurchase of $100 million of its 9.00% First and a Half Lien Notes. Total liabilities also decreased due to a $107 million decrease in deferred income tax liabilities primarily as a result of the reversal of the Company's valuation allowance, as well as a $25 million decrease in accounts payable.
Total equity increased $494 million primarily due to $438 million of net income attributable to the Company for the year ended December 31, 2013 and $44 million of additional paid in capital related to stock-based compensation.
Liquidity and Capital Resources
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes and the debt transactions completed during 2013, our outstanding indebtedness has been reduced by approximately $3.3 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) an unanticipated increase in LIBOR or ABR, as well as (iii) our inability to access our relocation securitization programs.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our recent indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013. We intend to use future cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We believe that we are experiencing a sustainable recovery in the residential real estate market. As discussed under the heading "Current Industry Trends," we have experienced an increase in homesale sides and average homesale price at our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment; however, we are not certain of the length or improvement level that may be associated with this recovery. Moreover, if the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first quarter of every year.
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
Cash Flows
Year ended December 31, 2013 vs. Year ended December 31, 2012
At December 31, 2013, we had $236 million of cash and cash equivalents, a decrease of $140 million compared to the balance of $376 million at December 31, 2012. The following table summarizes our cash flows for the years ended December 31, 2013 and 2012:

	Year Ended December 31,
	2013	2012	Change
Cash provided by (used in):
Operating activities	$492	$(103)	$595
Investing activities	(102)	(66)	(36)
Financing activities	(530)	401	(931)
Effects of change in exchange rates on cash and cash equivalents	—	1	(1)
Net change in cash and cash equivalents	$(140)	$233	$(373)
For the year ended December 31, 2013, $595 million more cash was provided by operations compared to the same period in 2012. For the year ended December 31, 2013, $492 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $428 million as well as a decrease in relocation receivables of $55 million and $42 million of cash dividends received from unconsolidated entities, partially offset by $22 million of cash utilized for taxes paid related to net share settlements of stock-based compensation. For the year ended December 31, 2012, $103 million of cash was used in operating activities primarily due to negative cash flows from operating results of $83 million after $571 million of cash interest payments and a $105 million non-recurring cash fee payment. In addition, accrued expenses and other liabilities decreased $128 million, partially offset by cash provided by a decrease in relocation receivables of $55 million and cash dividends received from unconsolidated entities of $43 million, primarily PHH Home Loans.

We received cash dividends from PHH Home Loans of $40 million and $41 million during the year ended December 31, 2013 and 2012, respectively. We expect that PHH Home Loans will continue to generate annual earnings and will be able to provide dividends as a continuing source of our cash flows, although the level of future dividends will fluctuate and will continue to be dependent upon the financial results of PHH Home Loans.
For the year ended December 31, 2013, we used $36 million more cash for investing activities compared to the same period in 2012. For the year ended December 31, 2013, our $102 million use of cash was comprised of $62 million of property and equipment additions, $32 million of acquisition related payments and a $5 million increase in restricted cash. For the year ended December 31, 2012, our $66 million use of cash was comprised of $54 million of property and equipment additions, $7 million of net purchases of certificates of deposit, $3 million of acquisition related payments and a $2 million increase in restricted cash.
For the year ended December 31, 2013, $931 million more cash was used in financing activities compared to the same period in 2012. For the year ended December 31, 2013, $530 million of cash was used for:

•	the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million;

•	the repurchase of $100 million of the 9.00% First and a Half Lien Notes;

•	a net repayment of revolver borrowings of $110 million;

•	payment of $28 million of debt issuance costs;

•	quarterly amortization payments on the term loan facility of $15 million; and

•	$31 million of other financing related payments;
partially offset by,

•	$500 million of net proceeds from the issuance of 3.375% Senior Notes; and

•	$79 million of additional net proceeds from the extension of the term loan facility.
For the year ended December 31, 2012, $401 million of cash was provided by financing activities as a result of $1,176 million of net proceeds from the issuance of common stock associated with the Company's IPO, the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes, partially offset by $745 million of term loan facility and unsecured notes repayments, $650 million of Second Lien Loan repayments, the payment of $17 million of debt issuance costs and net repayments of revolver borrowings and securitization obligations of $198 million and $67 million, respectively.
Year ended December 31, 2012 vs. Year ended December 31, 2011
At December 31, 2012, we had $376 million of cash and cash equivalents, an increase of $233 million compared to the balance of $143 million at December 31, 2011. The following table summarizes our cash flows for the years ended December 31, 2012 and 2011:

	Year Ended December 31,
	2012	2011	Change
Cash provided by (used in):
Operating activities	$(103)	$(192)	$89
Investing activities	(66)	(49)	(17)
Financing activities	401	192	209
Effects of change in exchange rates on cash and cash equivalents	1	—	1
Net change in cash and cash equivalents	$233	$(49)	$282
For the year ended December 31, 2012, we utilized $89 million less cash in operations compared to the same period in 2011. For the year ended December 31, 2012, $103 million of cash was used in operating activities primarily due to negative cash flows from operating results of $83 million after $571 million of cash interest payments and a $105 million non-recurring cash fee payment. In addition, accrued expenses and other liabilities decreased $128 million, partially offset by cash provided by a decrease in relocation receivables of $55 million and cash dividends received from unconsolidated entities, primarily PHH Home Loans of $43 million. For the year ended December 31, 2011, $192 million of cash was used in operating activities due to negative cash flows from operating results of $201 million after $608 million of cash interest payments, and a decrease in accounts payable and other liabilities of $23 million, partially offset by $21 million of cash dividends received from unconsolidated entities and a decrease in relocation receivables and relocation properties held for sale of $17 million.
We receive cash dividends from our investment in PHH Home Loans, a joint venture with PHH Corporation whereby PHH Home Loans is the recommended provider of mortgages for our real estate brokerage and relocation services customers (unless exclusivity is waived by PHH). We received cash dividends from PHH Home Loans of $41 million and $20 million during the year ended December 31, 2012 and 2011, respectively. We expect that PHH Home Loans will continue to generate income and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will continue to be dependent upon the overall condition of the residential real estate market and the level of competition in the mortgage origination market.
For the year ended December 31, 2012, we used $17 million more cash for investing activities compared to the same period in 2011. For the year ended December 31, 2012, our $66 million use of cash was comprised of $54 million of property and equipment additions, $7 million of net purchases of certificates of deposit, $3 million of acquisition related payments, a $2 million increase in restricted cash. For the year ended December 31, 2011, $49 million of cash used in investing activities included $49 million of property and equipment additions and $6 million of acquisition related payments, partially offset by a $6 million change in restricted cash and $5 million of net proceeds from certificates of deposit.
For the year ended December 31, 2012, $209 million more cash was provided from financing activities compared to the same period in 2011. For the year ended December 31, 2012, $401 million of cash was provided as a result of $1,176 million of net proceeds from the issuance of common stock associated with the Company's IPO, the issuance of $593 million of First Lien Notes and $325 million of First and a Half Lien Notes, partially offset by $745 million of term loan facility and unsecured notes repayments, $650 million of Second Lien Loan repayments, the payment of $17 million of debt issuance costs and net repayments of revolver borrowings and securitization obligations of $198 million and $67 million, respectively. For the year ended December 31, 2011, $192 million of cash was provided by financing activities and was comprised of $700 million of proceeds from the issuance of the First and a Half Lien Notes, $98 million related to the proceeds from the extension of the term loan facility and an increase in incremental revolver borrowings of $145 million, partially offset by $706 million of term loan facility repayments and the payment of $35 million of debt issuance costs. On December 14, 2011, we entered into agreements to amend and extend the existing Apple Ridge Funding LLC securitization program which resulted in the retirement of the 2007 securitization notes and issuance of the 2011 securitization notes under the extended securitization facility.
Financial Obligations
Indebtedness Table
As of December 31, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$450
Term loan facility	(3)	March 2020	1,905	1,887	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	225	225	—
Senior Notes	3.375%	May 2016	500	500	—
Securitization obligations: (4)
Apple Ridge Funding LLC		September 2014	325	229	96
Cartus Financing Limited (5)		Various	66	23	43
			$4,789	$4,157	$589

_______________

(1)
The available capacity under this facility was reduced by $25 million of outstanding letters of credit. On February 21, 2014, the Company had $95 million outstanding on the extended revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $355 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,905 million term loan, less a discount of $18 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.50% (with an ABR floor of 2.00%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014.
* * *
Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for:

a.
a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility to pay fees and expenses incurred in connection with the refinancing and for general corporate purposes; and

b.
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
The variable rates under the senior secured credit facility expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same, and our financial results would be negatively impacted. We have entered into interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility for a portion of our variable interest rate debt facilities.
The Amended and Restated Credit Agreement also retained a $155 million synthetic letter of credit facility, of which $36 million matured on October 10, 2013 and the remaining capacity of $119 million matures on October 10, 2016.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of December 31, 2013, the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $59 million of letters of credit for other general corporate purposes.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if Realogy Group's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
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
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. This ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes or securitization obligations. At December 31, 2013, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however, the Company has continued to calculate the senior secured leverage ratio. At December 31, 2013, Realogy Group’s senior secured leverage ratio was 2.95 to 1.00.
Realogy Group has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional equity for cash, which would be infused as capital into Realogy Group. If Realogy Group is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an "event of default" under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
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
If Realogy Group were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility, which assets also secure its other secured indebtedness. Realogy Group has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then Realogy Group may not have sufficient assets to repay the senior secured credit facility and other indebtedness, or be able to borrow sufficient funds to refinance such indebtedness. Even if Realogy Group is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to Realogy Group.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First and a Half Lien Notes. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
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
On April 26, 2013, Realogy Group issued $500 million of 3.375% senior notes due 2016 (the "3.375% Senior Notes"). Realogy Group used the net proceeds from the offering of the 3.375% Senior Notes of $494 million, along with borrowings under its revolving credit facility, to redeem all $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes is payable semiannually on May 1 and November 1 of each year, which commenced on November 1, 2013. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Convertible Notes
On January 5, 2011, Realogy Group issued Convertible Notes which bore interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year and were convertible into shares of our common stock. In October 2012, the Company issued shares of common stock and raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In conjunction with the closing of the offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into shares of common stock. Certain of these holders, upon conversion of their Convertible Notes, were issued additional shares of common stock pursuant to letter agreements with the Company. The issuance of the additional shares of common stock resulted in a non-cash expense of $256 million. In addition, holders of approximately $1,901 million of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semiannual interest payment date received a non-recurring cash fee of $105 million upon conversion (attributable to the semiannual interest payment). These two expenses are recorded on the line "IPO related costs for Convertible Notes" in our Consolidated Statements of Operations.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $276 million and $309 million of underlying relocation receivables and other related relocation assets at December 31, 2013 and 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $7 million and $9 million for the year ended December 31, 2013 and 2012, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.0% and 3.5% for the year ended December 31, 2013 and 2012, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions and note redemptions, the Company recorded a loss on the early extinguishment of debt of $68 million and wrote off deferred financing costs of $2 million to interest expense during the year ended December 31, 2013.
As a result of the repayment and refinancing of certain of the Company's indebtedness in 2012, the Company recorded a loss on the early extinguishment of debt of $24 million during the year ended December 31, 2012.
As a result of refinancing transactions in 2011, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of the debt modifications during the year ended December 31, 2011.
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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the senior secured credit facility requires us to maintain a senior secured leverage ratio. See "Financial Obligations—Senior Secured Credit Facility" for additional information.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of "EBITDA," calculated on a "pro forma basis," used in the senior secured credit facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges, fees for the secondary equity offerings and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period.
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

•	these measures do not reflect changes in, or cash required for, our working capital needs;

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

In addition to the limitations described above, Adjusted EBITDA includes pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma full year effect of acquisitions and new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods.
A reconciliation of net income attributable to Realogy Holdings and Realogy Group to EBITDA and Adjusted EBITDA for the year ended December 31, 2013 is set forth in the following table:

For the Year Ended December 31, 2013
Net income attributable to Realogy Holdings and Realogy Group	$438
Income tax benefit	(242)
Income before income taxes	196
Interest expense, net	281
Depreciation and amortization	176
EBITDA	653
Covenant calculation adjustments:
Restructuring costs and former parent legacy costs (benefit), net (a)	—
Loss on the early extinguishment of debt	68
Pro forma cost savings for 2013 restructuring initiatives (b)	1
Pro forma effect of business optimization initiatives (c)	16
Non-cash charges (d)	39
Non-recurring fair value adjustments for purchase accounting (e)	1
Pro forma effect of acquisitions and new franchisees (f)	11
Fees for secondary equity offerings	2
Incremental securitization interest costs (g)	5
Adjusted EBITDA	$796
Total senior secured net debt (h)	$2,346
Senior secured leverage ratio	2.95x
_______________

(a)	Consists of $4 million of restructuring costs offset by a benefit of $4 million of former parent legacy items.

(b)	Represents incremental costs incurred for the corporate headquarters that are not expected to recur in subsequent periods.

(c)
Represents the twelve-month pro forma effect of business optimization initiatives including $9 million related to business cost cutting initiatives, $2 million related to our Relocation Services integration costs, $3 million related to vendor renegotiations, and $2 million of other items.

(d)
Represents the elimination of non-cash expenses, including $61 million of stock-based compensation expense and $1 million of other items less $23 million for the change in the allowance for doubtful accounts and notes reserves from January 1, 2013 through December 31, 2013.

(e)	Reflects the adjustment for the negative impact of fair value adjustments for purchase accounting at the operating business segments primarily related to deferred rent.

(f)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on January 1, 2013. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2013.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2013.

(h)
Represents total borrowings under the senior secured credit facility and borrowings secured by a first priority lien on our assets of $2,498 million plus $19 million of capital lease obligations less $171 million of readily available cash as of December 31, 2013. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes, our securitization obligations or unsecured indebtedness, including the 3.375% Senior Notes.

Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2013:

	2014	2015	2016	2017	2018	Thereafter	Total
Term loan facility (a)	19	19	19	19	19	1,810	1,905
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	700	700
9.00% First and a Half Lien Notes	—	—	—	—	—	225	225
3.375% Senior Notes	—	—	500	—	—	—	500
Interest payments on long-term debt (b)	236	237	233	217	201	213	1,337
Securitized obligations (c)	252	—	—	—	—	—	252
Operating leases (d)	133	105	67	48	29	126	508
Capital leases (including imputed interest)	8	6	4	2	—	1	21
Purchase commitments (e)	48	25	14	9	8	247	351
Total (f) (g) (h)	$696	$392	$837	$295	$257	$3,915	$6,392
_______________

(a)
The Company’s term loan facility matures in March 2020. There is 1% per annum amortization of principal, which commenced on June 30, 2013. The Company has entered into derivative instruments to fix the interest rate over the next twelve months for $425 million of the $1,905 million of variable rate debt.

(b)	Interest payments are based on applicable interest rates in effect at December 31, 2013.

(c)
The Apple Ridge securitization facility expires in September 2014 and the Cartus Financing Limited agreements expire in August 2014 and August 2015. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

(d)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.

(e)
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

(f)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At December 31, 2013, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(g)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $27 million and unrecognized tax benefits of $113 million as the Company is not able to estimate the year in which these liabilities could be paid.

(h)
The contractual obligations table does not include non-standard incentives offered to some franchisees which are paid at certain points during the franchisee agreement period provided the franchisee maintains a certain level of annual gross commission income and the franchisee is in compliance with the terms of the franchise agreement at the time of payment. If current annual gross commission income levels are maintained by our franchisee's we would pay a total of $6 million over the next three years.

Critical Accounting Policies
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles is based on the selection and application of accounting policies that require us to make significant estimates and assumptions about the effects of matters that are inherently uncertain. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We consider the accounting policies discussed below to be critical to the understanding of our financial statements and involve subjective and complex judgments that could potentially affect reported results. Actual results could differ from our estimates and assumptions and any such differences could be material to our consolidated financial statements.
Allowance for doubtful accounts
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which future payment is unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is generally recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $37 million and $51 million at December 31, 2013 and 2012, respectively.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,335 million and $742 million, respectively, at December 31, 2013 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
We determine the fair value of our reporting units utilizing our best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties. Although we believe our assumptions are reasonable, actual results may vary significantly. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.
Based upon the impairment analysis performed in the fourth quarter of 2013, there was no impairment of goodwill or other indefinite-lived intangible assets for 2013. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair values. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill or other indefinite-lived intangible assets would have been recognized under this evaluation.
Common stock valuation
On occasion, we grant stock-based awards to certain senior management, employees and directors. These awards are measured at the grant date based on the fair value as calculated using the Black-Scholes option pricing model and are recognized as expense over the service period based on the vesting requirements, or when requisite performance metrics or milestones are achieved. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate.
Our expected volatility for these options is based on the average volatility rates of similar actively traded companies since we only have trading history as a public company since October 2012. The expected holding period of the option is calculated based on the simplified method and is estimated to be 6.25 years for time vesting stock options and 4.75 years for performance based options. The risk-free rate is derived from the U.S. Treasuries, the period of which relates to the grant's holding period. If factors change and we employ different assumptions, the fair value of future awards and resulting stock-based compensation expense may differ significantly from what we have estimated historically.
Income taxes
Deferred tax assets and liabilities are determined based on the difference between the financial statements and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Our provision for income taxes is based on domestic and international statutory income tax rates in the jurisdictions in which we operate. Significant judgment is required in determining income tax provisions as well as deferred tax asset and liability balances, including the estimation of valuation allowances and the evaluation of tax positions.
Net deferred tax assets and liabilities are primarily comprised of temporary differences, net operating loss carryforwards and tax credit carryforwards that are available to reduce taxable income in future periods. The determination of the amount of valuation allowance to be provided on deferred tax assets involves estimates regarding (1) the timing and amount of the reversal of taxable temporary differences, (2) expected future taxable income, and (3) the impact of tax planning strategies.
Significant judgment is required in determining income tax provisions and in evaluating tax positions. We establish additional reserves for income taxes when, despite the belief that tax positions are fully supportable, there remain certain positions that do not meet the minimum recognition threshold. The approach for evaluating certain and uncertain tax positions is defined by the authoritative guidance and this guidance determines when a tax position is more likely than not to be sustained upon examination by the applicable taxing authority. In the normal course of business, the Company and its subsidiaries are examined by various Federal, State and foreign tax authorities. We regularly assess the potential outcomes of these examinations and any future examinations for the current or prior years in determining the adequacy of our provision for income taxes. We continually assess the likelihood and amount of potential adjustments and adjust the income tax provision, the current tax liability and deferred taxes in the period in which the facts that give rise to a revision become known.
* * *
Recently Adopted Accounting Pronouncements
In July 2012, the FASB amended the guidance on impairment testing for indefinite-lived intangible assets that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any indefinite-lived intangible asset and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. The Company did not utilize the new qualitative analysis for its impairment test which was performed in the fourth quarter of 2013.
In February 2013, the FASB amended guidance requiring new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. Companies are required to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by reclassification. A company would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income. If the component is not required to be reclassified to net income it its entirety, companies would instead cross reference that amount to the related footnote where additional details about the effect of the reclassification are disclosed. The Company disclosed the reclassifications for the years ended December 31, 2013, 2012 and 2011.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At December 31, 2013, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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
At December 31, 2013, we had variable interest rate long-term debt associated with our outstanding term loan of $1,905 million (the term loan facility is subject to a LIBOR floor of 1.00%), excluding $252 million of securitization obligations.  The interest rate with respect to the term loan was 4.50% at December 31, 2013 which is based on adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%). At December 31, 2013 the one-month LIBOR rate was 0.17%; therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 1.00% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $18 million for the fair value of the interest rate swaps at December 31, 2013.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
Item 8.    Financial Statements and Supplementary Data.
See "Index to Financial Statements" on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A.    Controls and Procedures.
Controls and Procedures for Realogy Holdings Corp.

(a)
Realogy Holdings Corp. ("Realogy Holdings") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Holdings' management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this Annual Report on Form 10-K, Realogy Holdings has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Holdings' disclosure controls and procedures are effective at the "reasonable assurance" level.

(c)
There has not been any change in Realogy Holdings' internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting for Realogy Holdings Corp.
Realogy Holdings' management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Realogy Holdings' internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy Holdings' internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Realogy Holdings' assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Realogy Holdings' management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Realogy Holdings' assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Realogy Holdings' internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Holdings maintained effective internal control over financial reporting as of December 31, 2013.
Auditor Report on the Effectiveness of Realogy Holdings Corp.’s Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Realogy Holdings' internal control over financial reporting, which is included within their audit opinion on page F-2.
* * *
Controls and Procedures for Realogy Group LLC

(a)
Realogy Group LLC ("Realogy Group") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Group's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

(b)
As of the end of the period covered by this Annual Report on Form 10-K, Realogy Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Group's disclosure controls and procedures are effective at the "reasonable assurance" level.

(c)
There has not been any change in Realogy Group's internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting for Realogy Group LLC
Realogy Group’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Realogy Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Realogy Group’s internal control over financial reporting includes those policies and procedures that:

(i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Realogy Group’s assets;

(ii)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Realogy Group’s management and directors; and

(iii)
provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Realogy Group’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Realogy Group’s internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 1992 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Group maintained effective internal control over financial reporting as of December 31, 2013.
Auditor Report on the Effectiveness of Realogy Group LLC's Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Realogy Group's internal control over financial reporting, which is included within their audit opinion on page F-3.

Item 9B.	Other Information.
None.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Identification of Directors
The information required by this item is included in the Proxy Statement under the caption "Election of Directors" and is incorporated by reference to this report.
Identification of Executive Officers
The following provides information regarding individuals who currently serve as the executive officers of Realogy Group and Realogy Holdings. The age of each individual indicated below is as of February 20, 2014.
Richard A. Smith, age 60, has served as our President and Chief Executive Officer since November 13, 2007, as Chairman of the Board since March 2012, and as a director since our separation from Cendant in July 2006. He served as a member of our Executive Committee from its formation in August 2009 until it was discontinued in August 2013. Prior to November 13, 2007, he served as our Vice Chairman of the Board of Directors and President. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996. Under the terms of his employment agreement, Mr. Smith serves as a member of the Board of Directors of Realogy during his employment term. His current term of employment ends on April 9, 2016, subject to automatic renewal for an additional one year pursuant to the terms of the employment agreement if neither party provides a 90-day notice of non-renewal.
Anthony E. Hull, 55, has served as our Executive Vice President, Chief Financial Officer and Treasurer since our separation from Cendant in July 2006. From December 14, 2007 to February 3, 2008, Mr. Hull performed the functions of our Chief Accounting Officer. Mr. Hull was Executive Vice President, Finance of Cendant from October 2003 until our separation from Cendant in July 2006. From January 1996 to September 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, a diversified entertainment company. From 1990 to 1994, Mr. Hull worked in various capacities for Paramount Communications, a diversified entertainment and publishing company. From 1984 to 1990, Mr. Hull worked in investment banking at Morgan Stanley.
Marilyn J. Wasser, 58, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. In this capacity, she was responsible for corporate-wide legal and compliance matters and served as a member of the corporate leadership team. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services. Most recently, from September 2002 to February 2005, Ms. Wasser served as Executive Vice President, Associate General Counsel and Corporate Secretary for AT&T Wireless Services. From 1995 until 2002, Ms. Wasser served as Secretary to the AT&T Board of Directors and Chief Compliance Officer.
David J. Weaving, 47, has served as our Executive Vice President and Chief Administrative Officer since our separation from Cendant in July 2006. Mr. Weaving was Senior Vice President and Chief Financial Officer of Cendant’s Real Estate Division from September 2001 until our separation from Cendant in July 2006. From May 2001 through September 2001, he served as Vice President and Divisional Controller for Cendant’s Real Estate Division. Mr. Weaving joined Cendant in 1999 as a Vice President of Finance. From 1995 to 1999, Mr. Weaving worked in increasing roles of responsibility for Cambrex Corporation, a diversified chemical manufacturer.
Kevin J. Kelleher, 60, has served as the President and Chief Executive Officer of Cartus (formerly known as Cendant Mobility Services Corporation) since 1997.  From 1993 to 1997, he served as Senior Vice President and General Manager of Cendant Mobility’s destination services unit. Mr. Kelleher has also held senior leadership positions in sales, client relations, network management and strategic planning.
Alexander E. Perriello, III, 66, has served as the President and Chief Executive Officer of Realogy Franchise Group (formerly known as Cendant Real Estate Franchise Group) since April 2004. From 1997 through 2004, he served as President and Chief Executive Officer of Coldwell Banker Real Estate Corporation.

Bruce Zipf, 57, has served as President and Chief Executive Officer of NRT LLC since March 2005 and as President and Chief Operating Officer from February 2004 to March 2005. From January 2003 to February 2004, Mr. Zipf served as Executive Vice President and Chief Administrative Officer of NRT and from 1998 through December 2002 he served as NRT’s Senior Vice President for most of NRT’s Eastern Operations. From 1996 to 1998, Mr. Zipf served as President and Chief Operating Officer for Coldwell Banker Residential Brokerage—New York. Prior to entering the real estate industry, Mr. Zipf was a senior audit manager for Ernst and Young.
Donald J. Casey, 52, has served as the President and Chief Executive Officer of TRG (formerly known as Cendant Settlement Services Group) since April 2002. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
Dea Benson, 59, has served as our Senior Vice President, Chief Accounting Officer and Controller since February 2008. Prior to being named Chief Accounting Officer of the Company, from 1996 to January 2007, Ms. Benson held various financial and accounting positions with DreamWorks SKG/Paramount Pictures, most recently from November 2002 to January 2006 as Controller of DreamWorks SKG and from February 2006 to December 2006 as divisional CFO of the Worldwide Home Entertainment division of Paramount Pictures, subsequent to Paramount’s acquisition of DreamWorks SKG. Ms. Benson is a certified public accountant.
Compliance with Section 16(a) of the Exchange Act
The information required by this item is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated by reference to this report.
Code of Ethics
The information required by this item is included in the Proxy Statement under the caption "Code of Business Conduct and Ethics" and is incorporated by reference to this report.
Corporate Governance
The information required by this item is included in the Proxy Statement under the caption "Governance of the Company" and is incorporated by reference to this report.
Item 11.    Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions "Compensation of Directors," "Executive Compensation" and "Committees of the Board" and is incorporated by reference to this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2013

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	4,006,305	(1)	$28.04	(2)	4,010,247	(3)
Equity compensation plan not approved by stockholders	None		Not Applicable		Not Applicable
_______________

(1)
Consists of 3,217,746 outstanding options, 315,384 shares subject to restricted stock awards, 466,841 unvested restricted stock units and 6,334 deferred stock units issuable under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan.

(2)	Weighted average exercise price of outstanding stock options under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan.

(3)	Consists of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan.

See Note 12, "Stock Based Compensation", in the consolidated financial statements for additional information on the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan.
The remaining information required by this item is included in the Proxy Statement under the caption "Ownership of Our Common Stock" and is incorporated by reference to this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included in the Proxy Statement under the captions "Related Party Transactions" and "Governance of the Company" and is incorporated by reference to this report.
* * *
Disclosure pursuant to Section 219 of the Iran Threat Reduction & Syria Human Rights Act
Apollo Global Management, LLC ("Apollo") has provided notice to us that, as of October 24, 2013, certain investment funds managed by affiliates of Apollo beneficially owned approximately 22% of the limited liability company interests of CEVA Holdings, LLC ("CEVA"). Under the limited liability company agreement governing CEVA, certain investment funds managed by affiliates of Apollo hold a majority of the voting power of CEVA and have the right to elect a majority of the board of CEVA. CEVA may be deemed to be under common control with us, but this statement is not meant to be an admission that common control exists. As a result, it appears that we are required to provide disclosures as set forth below pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 ("ITRA") and Section 13(r) of the Securities Exchange Act of 1934, as amended (the "Exchange Act").
Apollo has informed us that CEVA has provided it with the information below relevant to Section 13(r) of the Exchange Act. The disclosure below does not relate to any activities conducted by us and does not involve us or our management. The disclosure relates solely to activities conducted by CEVA and its consolidated subsidiaries. We have not independently verified or participated in the preparation of the disclosure below.
"Through an internal review of its global operations, CEVA has identified the following transactions in an Initial Notice of Voluntary Self-Disclosure that CEVA filed with the U.S. Treasury Department Office of Foreign Assets Control ("OFAC") on October 28, 2013. CEVA’s review is ongoing. CEVA will file a further report with OFAC after completing its review.
The internal review indicates that, in February 2013, CEVA Freight Holdings (Malaysia) SDN BHD ("CEVA Malaysia") provided customs brokerage for export and local haulage services for a shipment of polyethylene resin to Iran shipped on a vessel owned and/or operated by HDS Lines, also an SDN. The revenues and net profits for these services were approximately $779.54 USD and $311.13 USD, respectively. In September 2013, CEVA Malaysia provided customs brokerage services for the import into Malaysia of fruit juice from Alifard Co. in Iran via HDS Lines. The revenues and net profits for these services were approximately $227.41 USD and $89.29 USD, respectively.
These transactions violate the terms of internal CEVA compliance policies, which prohibit transactions involving Iran. Upon discovering these transactions, CEVA promptly launched an internal investigation, and is taking action to block and prevent such transactions in the future. CEVA intends to cooperate with OFAC in its review of this matter."
Item 14.    Principal Accounting Fees and Services.
The information required by this item is included in the Proxy Statement under the captions "Disclosure About Fees" and "Pre-Approval of Audit and Non-Audit Services" and is incorporated by reference to this report.

PART IV
Item 15.     Exhibits, Financial Statements and Schedules.
(A)(1) and (2) Financial Statements
The consolidated financial statements of the registrants listed in the "Index to Financial Statements" on page F-1 together with the reports of PricewaterhouseCoopers LLP, independent auditors, are filed as part of this Annual Report.
(A)(3) Exhibits
See Index to Exhibits.
The agreements included or incorporated by reference as exhibits to this report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on the February 27, 2014.
REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

By:	/S/ RICHARD A. SMITH

Name:	Richard A. Smith

Title:	Chairman of the Board, Chief Executive Officer
and President

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard A. Smith, Anthony E. Hull and Marilyn J. Wasser, and each of them severally, his or her true and lawful attorney-in-fact with power of substitution and resubstitution to sign in his or her name, place and stead, in any and all capacities, to do any and all things and execute any and all instruments that such attorney may deem necessary or advisable under the Securities Exchange Act of 1934 and any rules, regulations and requirements of the U.S. Securities and Exchange Commission in connection with this Annual Report on Form 10-K and any and all amendments hereto, as fully and for all intents and purposes as he or she might do or could do in person, and hereby ratifies and confirms all said attorneys-in-fact and agents, each acting alone, and his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report has been signed below by the following persons in the capacities and on the dates indicated below on behalf of each of the Registrants.

Name	Title	Date

/s/ RICHARD A. SMITH	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 27, 2014
Richard A. Smith

/s/ ANTHONY E. HULL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 27, 2014
Anthony E. Hull

/s/ DEA BENSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2014
Dea Benson

/s/ RAUL ALVAREZ	Director	February 27, 2014
Raul Alvarez

/s/ MARC E. BECKER	Director	February 27, 2014
Marc E. Becker

/s/ JESSICA M. BIBLIOWICZ	Director	February 27, 2014
Jessica M. Bibliowicz

/s/ FIONA P. DIAS	Director	February 27, 2014
Fiona P. Dias

/s/ V. ANN HAILEY	Director	February 27, 2014
V. Ann Hailey

/s/ BRETT WHITE	Director	February 27, 2014
Brett White

/s/ MICHAEL J. WILLIAMS	Director	February 27, 2014
Michael J. Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Holdings Corp. and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2014

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Group LLC and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 27, 2014

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2013	2012	2011
Revenues
Gross commission income	$3,946	$3,428	$2,926
Service revenue	867	821	752
Franchise fees	322	271	256
Other	154	152	159
Net revenues	5,289	4,672	4,093
Expenses
Commission and other agent-related costs	2,691	2,319	1,932
Operating	1,371	1,313	1,270
Marketing	199	190	185
General and administrative	327	327	254
Former parent legacy costs (benefit), net	(4)	(8)	(15)
Restructuring costs	4	12	11
Depreciation and amortization	176	173	186
Interest expense, net	281	528	666
Loss on the early extinguishment of debt	68	24	36
IPO related costs for Convertible Notes	—	361	—
Other (income)/expense, net	1	(4)	1
Total expenses	5,114	5,235	4,526
Income (loss) before income taxes, equity in earnings and noncontrolling interests	175	(563)	(433)
Income tax (benefit) expense	(242)	39	32
Equity in earnings of unconsolidated entities	(26)	(62)	(26)
Net income (loss)	443	(540)	(439)
Less: Net income attributable to noncontrolling interests	(5)	(3)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$438	$(543)	$(441)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share:	$3.01	$(14.41)	$(55.01)
Diluted earnings (loss) per share:	$2.99	$(14.41)	$(55.01)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	145.4	37.7	8.0
Diluted:	146.6	37.7	8.0

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2013	2012	2011
Net income (loss)	$443	$(540)	$(439)
Currency translation adjustment	—	3	(1)
Defined Benefit Plans:
Actuarial gain (loss) for the plans	19	(8)	(24)
Less: amortization of actuarial loss to periodic pension cost	(2)	(6)	(3)
Defined benefit plans	21	(2)	(21)
Cash Flow Hedges:
Interest rate hedge losses to interest expense	—	—	1
De-designation of interest rate hedges to interest expense	—	—	17
Cash flow hedges	—	—	18
Other comprehensive income (loss), before tax	21	1	(4)
Income tax expense (benefit) related to items of other comprehensive income (loss) amounts	9	—	(2)
Other comprehensive income (loss), net of tax	12	1	(2)
Comprehensive income (loss)	455	(539)	(441)
Less: comprehensive income attributable to noncontrolling interests	(5)	(3)	(2)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$450	$(542)	$(443)

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$236	$376
Trade receivables (net of allowance for doubtful accounts of $37 and $51)	121	122
Relocation receivables	270	324
Deferred income taxes	186	54
Other current assets	104	102
Total current assets	917	978
Property and equipment, net	205	188
Goodwill	3,335	3,304
Trademarks	732	732
Franchise agreements, net	1,562	1,629
Other intangibles, net	365	399
Other non-current assets	210	215
Total assets	$7,326	$7,445

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$123	$148
Securitization obligations	252	261
Due to former parent	63	69
Revolving credit facilities and current portion of long-term debt	19	110
Accrued expenses and other current liabilities	454	427
Total current liabilities	911	1,015
Long-term debt	3,886	4,256
Deferred income taxes	337	444
Other non-current liabilities	179	211
Total liabilities	5,313	5,926
Commitments and contingencies (Notes 13 and 14)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2013 and December 31, 2012.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,125,337 shares outstanding at December 31, 2013 and 145,369,453 shares outstanding at December 31, 2012.	1	1
Additional paid-in capital	5,635	5,591
Accumulated deficit	(3,607)	(4,045)
Accumulated other comprehensive loss	(19)	(31)
Total stockholders' equity	2,010	1,516
Noncontrolling interests	3	3
Total equity	2,013	1,519
Total liabilities and equity	$7,326	$7,445

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2013	2012	2011
Operating Activities
Net income (loss)	$443	$(540)	$(439)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	176	173	186
Deferred income taxes	(249)	36	18
Amortization and write-off of deferred financing costs and discount on unsecured notes	12	15	18
Non-cash portion of the loss on the early extinguishment of debt	14	24	36
Incremental common stock issued for Convertible Notes	—	256	—
De-designation of interest rate hedge	—	—	17
Equity in earnings of unconsolidated entities	(26)	(62)	(26)
Stock-based compensation	61	24	7
Other adjustments to net income (loss)	1	8	5
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	—	(1)	(6)
Relocation receivables and advances	55	55	8
Other assets	5	11	12
Accounts payable, accrued expenses and other liabilities	(14)	(128)	(23)
Due (to) from former parent	(4)	(10)	(23)
Dividends received from unconsolidated entities	42	43	21
Taxes paid related to net share settlement for stock-based compensation	(22)	(7)	—
Other, net	(2)	—	(3)
Net cash provided by (used in) operating activities	492	(103)	(192)
Investing Activities
Property and equipment additions	(62)	(54)	(49)
Payments for acquisitions, net of cash acquired	(32)	(3)	(6)
Change in restricted cash	(5)	(2)	6
Other, net	(3)	(7)	—
Net cash used in investing activities	(102)	(66)	(49)
Financing Activities
Net change in revolving credit facilities	(110)	(198)	145
Proceeds from amended term loan facility	79	—	98
Repayments of term loan credit facility	(15)	(640)	(706)
Proceeds from issuance of First Lien Notes	—	593	—
Proceeds from issuance of First and a Half Lien Notes	—	325	700
Repurchase of First and a Half Lien Notes	(100)	—	—
Repayment of Second Lien Loans	—	(650)	—
Proceeds from issuance of Senior Notes	500	—	—
Redemption of Senior Notes and Senior Subordinated Notes	(821)	(105)	—
Net change in securitization obligations	(9)	(67)	—
Proceeds from new securitization obligations	—	—	295
Repayment of prior securitization obligations	—	—	(299)
Debt issuance costs	(28)	(17)	(35)
Proceeds from issuance of common stock	—	1,176	—
Proceeds from exercise of stock options	5	—	—
Other, net	(31)	(16)	(6)
Net cash (used in) provided by financing activities	(530)	401	192
Effect of changes in exchange rates on cash and cash equivalents	—	1	—
Net (decrease) increase in cash and cash equivalents	(140)	233	(49)
Cash and cash equivalents, beginning of period	376	143	192
Cash and cash equivalents, end of period	$236	$376	$143

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$312	$571	$608
Income tax payments, net	16	7	3

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In millions)

	Realogy Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2011	8.0	$—	$2,026	$(3,061)	$(30)	$2	$(1,063)
Net loss	—	—	—	(441)	—	2	(439)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	8.0	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)
Net loss	—	—	—	(543)	—	3	(540)
Other comprehensive income	—	—	—	—	1	—	1
Issuance of common stock in conjunction with the initial public offering	46.0	—	1,176	—	—	—	1,176
Issuance of common stock for Convertible Notes conversion	81.0	1	2,109	—	—	—	2,110
Issuance of common stock pursuant to letter agreements with certain holders of Convertible Notes	9.7	—	256	—	—	—	256
Stock-based compensation	0.6	—	17	—	—	—	17
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2012	145.3	$1	$5,591	$(4,045)	$(31)	$3	$1,519
Net income	—	—	—	438	—	5	443
Other comprehensive income	—	—	—	—	12	—	12
Exercise of stock options	0.2	—	5	—	—	—	5
Stock-based compensation	—	—	19	—	—	—	19
Issuance of shares under the Phantom Value Plan	0.9	—	42	—	—	—	42
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(22)	—	—	—	(22)
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2013	146.1	$1	$5,635	$(3,607)	$(19)	$3	$2,013

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. ("Realogy Holdings", "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC ("Realogy Intermediate") and Realogy Group LLC ("Realogy Group") and its consolidated subsidiaries. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
Realogy Holdings was incorporated on December 14, 2006. On April 10, 2007, Realogy Holdings, then wholly owned by investment funds affiliated with, or co-investment vehicles managed by, Apollo Management VI, L.P., an entity affiliated with Apollo Management, L.P. (collectively referred to as "Apollo"), acquired the outstanding shares of Realogy Group (then known as Realogy Corporation, a Delaware corporation) pursuant to a merger of its wholly owned subsidiary Domus Acquisition Corp., with and into Realogy Group with Realogy Holdings becoming the indirect parent company of Realogy Group. Prior to the consummation of the Realogy Holdings initial public offering and related transactions in October 2012, Realogy Holdings was owned by Apollo and members of the Company’s management.
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. The net proceeds were utilized to prepay or redeem outstanding indebtedness. In conjunction with the closing of the offering, holders of $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
On April 16, 2013, Apollo sold a portion of its shares of Realogy Holdings common stock in a public offering. On July 16, 2013, Apollo sold its remaining shares of Realogy Holdings common stock in a public offering.
Realogy is a global provider of residential real estate services. Realogy Group (then Realogy Corporation) was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant’s business units—real estate services or Realogy, travel distribution services ("Travelport"), hospitality services including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). On July 31, 2006, the separation ("Separation") from Cendant became effective.
The accompanying consolidated financial statements include the financial statements of Realogy Holdings and Realogy Group. Realogy Holdings’ only asset is its investment in the common stock of Realogy Intermediate, and Realogy Intermediate’s only asset is its investment in Realogy Group. Realogy Holdings’ only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy Group. All expenses incurred by Realogy Holdings and Realogy Intermediate are for the benefit of Realogy Group and have been reflected in Realogy Group’s consolidated financial statements. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.
Business Description
The Company reports its operations in the following business segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, ERA®, Sotheby’s International Realty®, Coldwell Banker Commercial® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2013, the Company’s franchise systems had approximately 13,700 franchised and company owned offices and 247,800 independent sales associates operating under our franchised and proprietary brands in the U.S. and 102 other countries and territories around the world, which included more than 700 of our company owned and operated brokerage offices with approximately 42,300 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, ERA®, Corcoran Group®, Sotheby’s International Realty® and Citi Habitats brand names.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training, and group move management services. We provide these relocation services to corporate clients for the transfer of their employees and members of affinity clients.

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title, settlement and vendor management services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company’s real estate brokerage and relocation services business.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
REVENUE RECOGNITION
Real Estate Franchise Services
The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services and systems to franchisees, which include national and local marketing programs, systems and tools that are designed to help the Company's franchisees serve their customers and attract new or retain existing independent sales associates, training and volume purchasing discounts through the Company’s preferred vendor program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees.
Company Owned Real Estate Brokerage Services
As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue on a gross basis upon the closing of a real estate transaction (i.e., purchase or sale of a home), which are referred to as gross commission income. The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as the commission and other agent-related costs line item on the accompanying Consolidated Statements of Operations.
Relocation Services
The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue as services are provided, except for limited instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home ("at-risk"). In such cases, revenues are recorded as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. However, there are limited instances in which the Company assumes the risk of loss. Under "at-risk" contracts, the Company records the value of the home on its Consolidated Balance Sheets within the Other current assets line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated Statements of Operations and the gain or loss was not material for any period presented. The aggregate selling price of such homes was $62 million, $81 million and $123 million for the years ended December 31, 2013, 2012 and 2011, respectively.
The Company also earns referral commission revenue from real estate brokers, which is recognized at the time the underlying property closes, and revenues from other third-party service providers where the Company earns a referral commission, which is recognized at the time of completion of services. Additionally, the Company generally earns interest income on the funds it advances on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the securitization obligations) in the accompanying Consolidated Statements of Operations.
Title and Settlement Services
The Company provides title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third-party insurance underwriters, and title and closing service fees are recorded at the time a homesale transaction or refinancing closes. The Company also owns an underwriter of title insurance. For independent title agents, the underwriter recognizes policy premium revenue on a gross basis (before deduction of agent commission) upon notice of policy issuance from the agent. For affiliated title agents, the underwriter recognizes the incremental policy premium revenue upon the effective date of the title policy as the agent commission revenue is already recognized by the affiliated title agent.
CONSOLIDATION
Effective January 1, 2010, the Company adopted the FASB’s amended guidance on the consolidation of Variable Interest Entities ("VIE"), in which the Company consolidates any VIE for which it is the primary beneficiary with a controlling financial interest. Also, the Company consolidates an entity not deemed a VIE if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or that it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company uses the cost method for all other investments.
Effective January 1, 2009, the Company adopted the FASB’s new guidance on noncontrolling interests which established requirements for ownership interests in subsidiaries held by parties other than the Company ("noncontrolling interest") be clearly identified, presented and disclosed in the consolidated statement of financial position within equity, but separate from the parent’s equity. The presentation and disclosure requirements in the guidance were applied retrospectively to comparative financial statements.
CASH AND CASH EQUIVALENTS
The Company considers highly liquid investments with remaining maturities not exceeding three months at the date of purchase to be cash equivalents.
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $14 million and $9 million at December 31, 2013 and 2012, respectively and are primarily included within Other current assets on the Company’s Consolidated Balance Sheets.
ALLOWANCE FOR DOUBTFUL ACCOUNTS
The Company estimates the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments and includes specific accounts for which payment has become unlikely. The process by which the Company calculates the allowance begins in the individual business units where specific problem accounts are identified and reserved primarily based upon the age profile of the receivables and specific payment issues.

ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $174 million, $166 million and $164 million for the years ended December 31, 2013, 2012 and 2011, respectively.
DEFERRED FINANCING COSTS
Deferred financing costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis over the term of the loan and are included as a component of interest expense.
INCOME TAXES
The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the temporary differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company. Certain tax assets and liabilities of the Company may be adjusted in connection with the finalization of income tax audits.
The Company’s deferred tax assets are recorded net of a valuation allowance when, based on the weight of available evidence, it is more likely than not that all or some portion of the recorded deferred tax balances will not be realized in future periods. Decreases to the valuation allowance are recorded as reductions to the Company’s provision for income taxes and increases to the valuation allowance result in additional provision for income taxes.
DERIVATIVE INSTRUMENTS
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument is dependent upon whether the derivative has been designated and qualifies as part of a hedging relationship.
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
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has five interest rate swaps with an aggregate notional value of $1,025 million to offset a portion of the variability in cash flows resulting from interest payments on the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. The Company entered into three new interest rate swaps during the third quarter of 2013, each with a notional value of $200 million, which commence in August 2015 and expire in August 2020. As of December 31, 2013, the Company has elected not to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
INVESTMENTS
At December 31, 2013 and 2012, the Company had various equity method investments aggregating $57 million and $73 million, respectively, which are primarily recorded within Other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, a mortgage origination venture formed in 2005. This venture enables the Company to participate in the earnings generated from mortgages originated by customers of its real estate brokerage and relocation businesses. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $50 million at December 31, 2013. See Note 13, "Separation Adjustments, Transactions with Former Parent and Subsidiaries and Related Parties" for a more detailed description of the Company’s relationship with PHH Home Loans.

PROPERTY AND EQUIPMENT
Property and equipment (including leasehold improvements) are initially recorded at cost, net of accumulated depreciation and amortization. Depreciation, recorded as a component of depreciation and amortization on the Consolidated Statements of Operations, is computed utilizing the straight-line method over the estimated useful lives of the related assets. Amortization of leasehold improvements, also recorded as a component of depreciation and amortization, is computed utilizing the straight-line method over the estimated benefit period of the related assets or the lease term, if shorter. Useful lives are 30 years for buildings, up to 20 years for leasehold improvements, and from 3 to 7 years for furniture, fixtures and equipment.
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 1 to 10 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $74 million and $68 million at December 31, 2013 and 2012, respectively.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,335 million and $742 million, respectively, at December 31, 2013 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
We determine the fair value of our reporting units utilizing our best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties. Although we believe our assumptions are reasonable, actual results may vary significantly. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.
Based upon the impairment analysis performed in the fourth quarter of 2013, 2012 and 2011, there was no impairment of goodwill or other indefinite-lived intangible assets for these years. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2013, 2012 or 2011.
The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2013, 2012 or 2011.
SUPPLEMENTAL CASH FLOW INFORMATION
Significant non-cash transactions in 2013 included the non-cash issuance of common stock of $22 million pursuant to the Phantom Value Plan, net of shares withheld for taxes. In addition, during 2013, the Company recorded $6 million in tenant improvements related to the new corporate headquarters and $14 million in capital lease additions, both of which resulted in non-cash accruals to fixed assets and other long-term liabilities.
Significant non-cash transactions in 2012 included non-cash issuances of common stock of $2,366 million related to the conversion of the Convertible Notes and $12 million for a portion of the 2012 Bonus Plan that was paid in common stock.  In addition, during 2012, the Company recorded $21 million in tenant improvements related to the new corporate headquarters and $6 million in capital lease additions, both of which resulted in non-cash accruals to fixed assets and other long-term liabilities.
Significant non-cash transactions in 2011 included the Company’s election to satisfy the interest payment obligation by issuing $3 million of Senior Toggle Notes which resulted in non-cash transfers between accrued interest and long-term debt.
STOCK-BASED COMPENSATION
The Company grants stock-based awards to certain senior management, employees and directors. These awards are measured at the grant date based on the fair value as calculated using the Black-Scholes option pricing model and are recognized as expense over the service period based on the vesting requirements, or when requisite performance metrics or milestones are achieved. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, risk-free rate and estimated forfeiture rates.
For non-performance based employee stock awards, the fair value of the compensation cost is recognized on a straight-line basis over the requisite service period of the award. Compensation cost for restricted stock (non-vested stock) is recorded based on its market value on the date of grant and is expensed in the Company’s Consolidated Statements of Operations ratably over the vesting period.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In July 2012, the FASB amended the guidance on impairment testing for indefinite-lived intangible assets that allows an entity to elect to qualitatively assess whether it is necessary to perform the current two-step impairment test. If the qualitative assessment determines that it is not more-likely-than-not that the fair value of the indefinite-lived intangible asset is less than its carrying amount, then performing the two-step test is unnecessary. If the entity elects to bypass the qualitative assessment for any indefinite-lived intangible asset and proceed directly to Step One of the test and validate the conclusion by measuring fair value, it can resume performing the qualitative assessment in any subsequent period. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, however early adoption is permitted. The Company did not utilize the new qualitative analysis for its impairment test which was performed in the fourth quarter of 2013.
In February 2013, the FASB amended guidance requiring new footnote disclosures related to reclassifications out of accumulated other comprehensive income to net income. Companies are required to present either in a single note or parenthetically on the face of the financial statements, the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by reclassification. A company would not need to show the income statement line item affected for certain components that are not required to be reclassified in their entirety to net income. If the component is not required to be reclassified to net income it its entirety, companies would instead cross reference that amount to the related footnote where additional details about the effect of the reclassification are disclosed. The Company disclosed the reclassifications for the years ended December 31, 2013, 2012 and 2011.
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

3.	ACQUISITIONS
Assets acquired and liabilities assumed in business combinations were recorded in the Company’s Consolidated Balance Sheets as of the respective acquisition dates based upon their estimated fair values at such dates. The results of operations of businesses acquired by the Company have been included in the Company’s Consolidated Statements of Operations since their respective dates of acquisition.
In connection with the Company’s acquisition of real estate brokerage operations, the Company obtains contractual pendings and listings intangible assets, which represent the estimated fair value of homesale transactions that are pending closing or homes listed for sale by the acquired brokerage operations. Pendings and listings intangible assets are amortized over the estimated closing period of the underlying contracts and homes listed for sale, which in most cases is approximately five months.
2013 ACQUISITIONS
During the year ended December 31, 2013, the Company acquired fifteen real estate brokerage operations through its wholly-owned subsidiary, NRT, for cash consideration of $32 million and established $4 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $31 million and pendings and listings and other intangibles of $5 million that were assigned to the Company Owned Brokerage Services segment.
None of the 2013 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2012 ACQUISITIONS
During the year ended December 31, 2012, the Company acquired seven real estate brokerage operations through its wholly-owned subsidiary, NRT, for cash consideration of $3 million and established $2 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $5 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2012 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2011 ACQUISITIONS
During the year ended December 31, 2011, the Company acquired thirteen real estate brokerage operations through its wholly-owned subsidiary, NRT, for cash consideration of $3 million and established $2 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $3 million that was assigned to the Company Owned Brokerage Services segment.
None of the 2011 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

4.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Goodwill balance at January 1, 2011	$2,241	$622	$360	$73	$3,296
Goodwill acquired	—	3	—	—	3
Balance at December 31, 2011	2,241	625	360	73	3,299
Goodwill acquired	—	5	—	—	5
Balance at December 31, 2012	2,241	630	360	73	3,304
Goodwill acquired	—	31	—	—	31
Balance at December 31, 2013	$2,241	$661	$360	$73	$3,335
Goodwill and accumulated impairment summary
Gross goodwill	$3,264	$819	$641	$397	$5,121
Accumulated impairment losses (a)	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2013	$2,241	$661	$360	$73	$3,335

_______________

(a)
During the fourth quarter of 2008, the Company recorded an impairment charge of $1,557 million, which reduced intangible assets by $278 million and reduced goodwill by $1,279 million. During the fourth quarter of 2007, the Company recorded an impairment charge of $637 million, which reduced intangible assets by $130 million and reduced goodwill by $507 million.

During the fourth quarter of 2013, 2012 and 2011, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. These analyses resulted in no impairment charges.
Intangible assets are as follows:

	As of December 31, 2013			As of December 31, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$457	$1,562	$2,019	$390	$1,629
Unamortizable—Trademarks (b)	$732		$732	$732		$732
Other Intangibles
Amortizable—License agreements (c)	$45	$6	$39	$45	$5	$40
Amortizable—Customer relationships (d)	529	219	310	529	182	347
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Pendings and listings (f)	2	1	1	—	—	—
Amortizable—Other (g)	9	4	5	6	4	2
Total Other Intangibles	$595	$230	$365	$590	$191	$399
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

(e)
Primarily relates to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2013	2012	2011
Franchise agreements	$67	$68	$67
License agreements	1	1	1
Customer relationships	37	38	37
Pendings and listings	3	—	2
Other	1	1	5
Total	$109	$108	$112
Based on the Company’s amortizable intangible assets as of December 31, 2013, the Company expects related amortization expense to be approximately $107 million, $95 million, $95 million, $91 million, $90 million and $1,439 million in 2014, 2015, 2016, 2017, 2018 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $12 million, $6 million, and $9 million for the year ended December 31, 2013, 2012 and 2011, respectively. In addition, franchise fee revenue is net of annual volume incentives provided to real estate franchisees of $48 million, $35 million and $25 million for the year ended December 31, 2013, 2012 and 2011, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of the franchisees commission income earned and paid to the Company during the calendar year. Each brand has several different annual incentive schedules currently in effect.
The Company’s wholly-owned real estate brokerage services segment, NRT, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. NRT paid royalties to the Real Estate Franchise Services segment of $265 million, $234 million and $204 million for the year ended December 31, 2013, 2012 and 2011, respectively.
Marketing fees are generally paid by the Company’s real estate franchisees and are calculated based on a specified percentage of gross closed commissions earned on the sale of real estate, subject to certain minimum and maximum payments. Such fees are recorded within Other revenues on the accompanying Consolidated Statements of Operations. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.
The number of franchised and company owned outlets in operation are as follows:

	(Unaudited) As of December 31,
	2013	2012	2011
Franchised:
Century 21®	7,109	7,060	7,475
ERA®	2,314	2,312	2,364
Coldwell Banker®	2,489	2,461	2,485
Coldwell Banker Commercial®	195	166	175
Sotheby’s International Realty®	666	629	573
Better Homes and Gardens® Real Estate	259	252	210
	13,032	12,880	13,282
Company Owned:
ERA®	11	10	10
Coldwell Banker®	631	639	649
Sotheby’s International Realty®	32	30	30
Corcoran®/Other	32	33	35
	706	712	724
The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2013	2012	2011
Franchised:
Beginning balance	12,880	13,282	13,939
Additions	478	366	335
Terminations	(326)	(768)	(992)
Ending balance	13,032	12,880	13,282
Company Owned:
Beginning balance	712	724	746
Additions	15	17	10
Closures	(21)	(29)	(32)
Ending balance	706	712	724

 As of December 31, 2013, there were an insignificant amount of franchise agreements that have been executed, but for which offices are not yet operating. Additionally, as of December 31, 2013, there were an insignificant number of franchise agreements pending termination.
In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands, expand their operations, or as an incentive to renew their franchise agreement, the Company may at its discretion, provide non-standard incentives, primarily in the form of conversion notes (prior to 2009, the Company issued development advance notes). Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts over the life of the franchise agreement. Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $93 million, net of $2 million of reserves, and $89 million, net of $3 million of reserves, at December 31, 2013 and 2012, respectively. These notes are principally classified within Other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a charge in the statement of operations related to the forgiveness and impairment of these notes of $11 million, $16 million and $13 million for the years ended December 31, 2013, 2012 and 2011, respectively.

6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2013	2012
Furniture, fixtures and equipment	$204	$194
Capitalized software	261	235
Building and leasehold improvements	159	159
Land	3	4
	627	592
Less: accumulated depreciation and amortization	(422)	(404)
	$205	$188
The Company recorded depreciation and amortization expense related to property and equipment of $67 million, $65 million and $74 million for the years ended December 31, 2013, 2012 and 2011, respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2013	2012
Accrued payroll and related employee costs	$146	$80
Accrued volume incentives	31	22
Accrued commissions	21	22
Restructuring accruals	6	11
Deferred income	73	69
Accrued interest	63	87
Other	114	136
	$454	$427

8.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2013	2012
Senior Secured Credit Facility:
Revolving credit facility	$—	$110
Term loan facility	1,887	1,822
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	700	700
9.00% First and a Half Lien Notes	225	325
3.375% Senior Notes	500	—
11.50% Senior Notes	—	489
12.00% Senior Notes	—	129
12.375% Senior Subordinated Notes	—	188
13.375% Senior Subordinated Notes	—	10
Securitization Obligations:
Apple Ridge Funding LLC	229	235
Cartus Financing Limited	23	26
	$4,157	$4,627
Indebtedness Table
As of December 31, 2013, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$450
Term loan facility	(3)	March 2020	1,905	1,887	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	700	700	—
First and a Half Lien Notes	9.00%	January 2020	225	225	—
Senior Notes	3.375%	May 2016	500	500	—
Securitization obligations: (4)
Apple Ridge Funding LLC		September 2014	325	229	96
Cartus Financing Limited (5)		Various	66	23	43
			$4,789	$4,157	$589
_______________

(1)
The available capacity under this facility was reduced by $25 million of outstanding letters of credit. On February 21, 2014, the Company had $95 million outstanding on the extended revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $355 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,905 million term loan, less a discount of $18 million. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.50% (with a LIBOR floor of 1.00%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.50% (with an ABR floor of 2.00%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014.

Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the "Amended and Restated Credit Agreement"). The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for:

a.
a seven-year, $1,920 million term loan facility issued at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, to pay fees and expenses incurred in connection with the refinancing and for general corporate purposes; and

b.
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
The Amended and Restated Credit Agreement also retained a $155 million synthetic letter of credit facility, of which $36 million matured on October 10, 2013 and the remaining capacity of $119 million matures on October 10, 2016.
The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of December 31, 2013, the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $59 million of letters of credit for other general corporate purposes.
The Amended and Restated Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if Realogy Group's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Amended and Restated Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
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
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. This ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve-month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes or securitization obligations. At December 31, 2013, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however, the Company has continued to calculate the senior secured leverage ratio. At December 31, 2013, Realogy Group’s senior secured leverage ratio was 2.95 to 1.00.
Realogy Group has the right to cure an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional equity for cash, which would be infused as capital into Realogy

Group. If Realogy Group is unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure as described above, there would be an "event of default" under the senior secured credit facility. Other events of default under the senior secured credit facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control and cross-events of default on material indebtedness.
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
If Realogy Group were unable to repay those amounts, the lenders under the senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility, which assets also secure its other secured indebtedness. Realogy Group has pledged the majority of its assets as collateral to secure such indebtedness. If the lenders under the senior secured credit facility were to accelerate the repayment of borrowings, then Realogy Group may not have sufficient assets to repay the senior secured credit facility and other indebtedness, or be able to borrow sufficient funds to refinance such indebtedness. Even if Realogy Group is able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to Realogy Group.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility or certain of Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First and a Half Lien Notes. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility, and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
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
On April 26, 2013, Realogy Group issued $500 million of 3.375% senior notes due 2016 (the "3.375% Senior Notes"). Realogy Group used the net proceeds from the offering of the 3.375% Senior Notes of $494 million, along with borrowings under its revolving credit facility, to redeem all $492 million of its 11.50% Senior Notes at a redemption premium of 106%, plus accrued interest to the redemption date of May 28, 2013. The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes is payable semiannually on May 1 and November 1 of each year, which commenced on November 1, 2013. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Convertible Notes
On January 5, 2011, Realogy Group issued Convertible Notes which bore interest at a rate per annum of 11.00% payable semiannually on April 15 and October 15 of each year and were convertible into shares of our common stock. In October 2012, the Company issued shares of common stock and raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In conjunction with the closing of the offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into shares of common stock. Certain of these holders, upon conversion of their Convertible Notes, were issued additional shares of common stock pursuant to letter agreements with the Company. The issuance of the additional shares of common stock resulted in a non-cash expense of $256 million. In addition, holders of approximately $1,901 million of the Convertible Notes who converted their Convertible Notes on October 12, 2012 in advance of the October 15, 2012 semiannual interest payment date received a non-recurring cash fee of $105 million upon conversion (attributable to the semiannual interest payment). These two expenses are recorded on the line "IPO related costs for Convertible Notes" in our Consolidated Statements of Operations.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $325 million and an expiration date of September 2014.
Realogy Group, through a special purpose entity, known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $276 million and $309 million of underlying relocation receivables and other related relocation assets at December 31, 2013 and 2012, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $7 million and $9 million for the year ended December 31, 2013 and 2012, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.0% and 3.5% for the year ended December 31, 2013 and 2012, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions and note redemptions, the Company recorded a loss on the early extinguishment of debt of $68 million and wrote off deferred financing costs of $2 million to interest expense during the year ended December 31, 2013.
As a result of the repayment and refinancing of certain of the Company's indebtedness in 2012, the Company recorded a loss on the early extinguishment of debt of $24 million during the year ended December 31, 2012.
As a result of refinancing transactions in 2011, the Company recorded a loss on the early extinguishment of debt of $36 million and wrote off deferred financing costs of $7 million to interest expense as a result of the debt modifications during the year ended December 31, 2011.

9.	EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
At December 31, 2013 and 2012, the accumulated benefit obligation of this plan was $147 million and $164 million, respectively, and the fair value of the plan assets were $113 million and $104 million, respectively, resulting in an unfunded accumulated benefit obligation of $34 million and $60 million, respectively, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets. Participation in this plan was frozen as of July 1, 1997. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as almost all of the employees participating in this plan are no longer accruing benefits.
The following tables show the changes in benefit obligation and plan assets for the defined benefit pension plan during the years ended:

	2013	2012
Change in benefit obligation
Benefit obligation at beginning of year	$164	$154
Interest cost	5	6
Actuarial (gain) loss	(14)	12
Net benefits paid	(8)	(8)
Benefit obligation at end of year	147	164
Change in plan assets
Fair value of plan assets at beginning of year	$104	$94
Actual return on plan assets	11	11
Employer contribution	6	7
Net benefits paid	(8)	(8)
Fair value of plan assets at end of year	113	104
Underfunded at end of year	$34	$60

The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the following years ended December 31 are:

	2013	2012
Discount rate for year-end obligation	4.40%	3.50%
Discount rate for net periodic pension cost	3.50%	4.10%
Expected long-term return on assets for year-end obligation	7.00%	7.00%
Expected long-term return on assets for net periodic pension cost	7.00%	7.25%
Compensation increase	—	—
The net periodic pension cost for 2013 was less than $1 million and is comprised of interest cost of approximately $5 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $7 million for the expected return on assets. The net periodic pension cost for 2012 was approximately $5 million and is comprised of interest cost of approximately $6 million and the amortization of the actuarial net loss of $6 million offset by a benefit of $7 million for the expected return on assets. The estimated actuarial loss of approximately $1 million will be amortized from the accumulated other comprehensive income into net periodic pension cost in 2014.
Estimated future benefit payments as of December 31, 2013 are as follows:

Year	Amount
2014	$9
2015	9
2016	9
2017	9
2018	9
2019 through 2023	49
The minimum funding required during 2014 is estimated to be $8 million.
The Company recognized a gain of $20 million and a loss of $2 million in other comprehensive income for the years ended December 31, 2013 and 2012, respectively. The total amount recognized in net periodic pension cost (benefit) and other comprehensive income was a benefit of $20 million and a cost of $8 million for the years ended December 31, 2013 and 2012, respectively.
The amount in accumulated other comprehensive income not yet recognized as components of the periodic pension cost (benefit) is comprised of an actuarial loss of $37 million and $56 million as of December 31, 2013 and 2012, respectively.
It is the objective of the plan sponsor to maintain an adequate level of diversification to balance market risk, prudently invest to preserve capital and to provide sufficient liquidity under the plan. The assumption used for the expected long-term rate of return on plan assets is based on the long-term expected returns for the investment mix of assets currently in the portfolio. Historic real return trends for the various asset classes in the class portfolio are combined with anticipated future market conditions to estimate the real rate of return for each class. These rates are then adjusted for anticipated future inflation to determine estimated nominal rates of return for each class.
The following table presents the fair values of plan assets by category as of December 31, 2013:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity Securities:
U.S. large-cap funds	—	33	—	33
U.S. small-cap funds	—	9	—	9
International funds	—	23	—	23
Real estate fund	—	5	—	5
Fixed Income Securities:
Bond funds	—	40	—	40
Total	$3	$110	$—	$113

The following table presents the fair values of plan assets by category as of December 31, 2012:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity Securities:
U.S. large-cap funds	—	26	—	26
U.S. small-cap funds	—	6	—	6
International funds	—	9	—	9
Real estate fund	—	3	—	3
Fixed Income Securities:
Bond funds	—	57	—	57
Total	$3	$101	$—	$104
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2013 and 2012, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within Other non-current liabilities) was $8 million and $10 million, respectively. The expense recorded by the Company in 2013, 2012 and 2011 was less than $1 million.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. In July 2010, the Company reinstated the Company match for a portion of the contributions made by participating employees. In May 2013, the Company increased the Company match of the contributions made by participating employees. The Company’s cost for contributions to this plan was $10 million, $5 million and $5 million for the years ended December 31, 2013, 2012 and 2011 respectively.

10.	INCOME TAXES
The components of pretax income (loss) for domestic and foreign operations consisted of the following:

	For the Year Ended December 31,
	2013	2012	2011
Domestic	$192	$(513)	$(420)
Foreign	9	12	13
Pretax income (loss)	$201	$(501)	$(407)
The components of income tax (benefit) expense consisted of the following:

	For the Year Ended December 31,
	2013	2012	2011
Current:
Federal	$4	$—	$1
State	—	(2)	5
Foreign	3	5	8
	7	3	14
Deferred:
Federal	(241)	26	28
State	(8)	10	(10)
	(249)	36	18
Income tax (benefit) expense	$(242)	$39	$32

A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 35% to the actual benefit was as follows:

	For the Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefits	2	(1)	1
Foreign rate differential	1	(1)	(2)
Permanent differences	(1)	1	1
Transaction costs	—	(20)	—
Net change in valuation allowance	(157)	(22)	(43)
	(120%)	(8%)	(8%)
The Company’s combined federal, state and foreign effective income tax rate for 2013, 2012 and 2011 are not meaningful in these years since our net definite lived deferred tax assets were fully offset by a valuation allowance until 2013 when we substantially reversed the valuation allowance on our domestic deferred tax assets. The 2012 transaction costs reflect the impact of certain initial public offering related expenses, which were non-deductible for income tax purposes.
  Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, as of December 31, are as follows:

	2013	2012
Deferred income tax assets:
Net operating loss carryforwards	$839	$897
Tax credit carryforwards	5	4
Accrued liabilities and deferred income	125	101
Minimum pension obligation	15	23
Provision for doubtful accounts	26	25
Liability for unrecognized tax benefits	8	11
Other	3	15
Total deferred tax assets	1,021	1,076
Less: valuation allowance	(16)	(357)
Total deferred income tax assets after valuation allowance	1,005	719

Deferred income tax liabilities:
Depreciation and amortization	1,118	1,092
Change in tax return accounting methods (1)	29	—
Prepaid expenses	2	16
Undistributed foreign earnings	7	1
Total deferred tax liabilities	1,156	1,109
Net deferred income tax liabilities	$(151)	$(390)
_______________

(1)
During 2013, the Company filed applications with the Internal Revenue Service to change certain of its methods of accounting related to timing of income and deductions on its tax returns.  The impact of these changes is reflected in the Change in tax return accounting methods line in the table above.

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and non-current deferred tax assets and non-current deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2013	2012
Deferred income taxes (current asset)	$186	$54
Deferred income taxes (non-current liability)	337	444
Net deferred income tax liabilities	$(151)	$(390)
As of December 31, 2013, the Company had gross federal and state net operating loss carryforwards of $2,112 million. The federal net operating loss carryforwards expire between 2027 and 2032 and the state net operating loss carryforwards expire between 2014 and 2033. The Company accounts for its deferred tax assets and liabilities related to excess tax benefits of share-based payments, based on the with-and-without method. For the year ended December 31, 2013, the Company generated $4 million of excess tax deductions related to share-based compensation which are not reflected in our NOL deferred tax assets. Equity will be increased by $2 million if and when such deferred tax assets are ultimately realized.
At December 31, 2013, the Company evaluated all available positive and negative evidence and determined that substantially all of the valuation allowance totaling $341 million associated with all U.S. federal and certain state deferred tax assets should be reversed because the Company believed that it had become more likely than not that the value of those deferred tax assets would be realized. In the Company’s evaluation of the need for and amount of a valuation allowance on its deferred tax assets at December 31, 2013, the Company placed the most weight on all objectively verifiable direct evidence, including its recent and historical operating results and the significant improvement in its debt leverage position. The specific positive factors and evidence considered in the realizability of its deferred tax assets included the following:

•
historical cumulative pretax losses over the past three years adjusted for the impact of significant reductions in our indebtedness and related interest expense as a result of the Company's initial public offering and related debt transactions in the fourth quarter of 2012 and subsequent note redemptions in 2013:

While the Company has experienced cumulative pretax losses in recent years and must consider such negative evidence, the guidance also suggests that companies must consider their earnings history exclusive of circumstances that gave rise to losses ("core earnings") if such circumstances have changed or are an aberration, rather than a continuing condition. The significant reduction of our indebtedness of approximately $3.3 billion as a result of our initial public offering and related note conversions in the fourth quarter of 2012, combined with the subsequent note redemptions in 2013, has reduced our prospective annual interest expense by approximately $420 million a year (the benefit in 2012 and 2013 is less due to the timing of debt repayments). In addition, the Company incurred $361 million of IPO related costs for the Convertible Notes in 2012 which significantly increased the pretax loss for 2012.
Excluding these amounts from our historical pretax losses, the Company has a significant level of core earnings over the past three years.

•	a sustained trend in recent operating results and long-term projected taxable income:
The Company reported full year pretax income for the year ended December 31, 2013 and now has demonstrated several sequential quarters of pretax income for the first time since early 2007.
The Company also generated strong positive cash flows from operations for the year ended December 31, 2013 and continues to further reduce its indebtedness with its excess cash from operations.
The Company prepared estimates of the amount of future pretax income and the number of years it expects will be required to utilize all net operating loss carryforwards under different scenarios of growth compared to the net operating loss carryforwards’ fixed expiration dates. Realogy’s federal net operating loss carryforwards expire between 2027 and 2032. Although the Company believes its positive pretax operating income will continue to grow during this sustained recovery in the residential real estate market, the Company estimates that even at zero growth in its annual pretax income from the 2013 level, the Company will generate sufficient taxable income to utilize all its Federal net operating losses in nine years or earlier. Furthermore, as the Company has demonstrated over the most recent economic recession, even if the market weakens, the Company expects to manage its operations and debt capital structure to maintain its long-term profitability and still realize its deferred tax assets.

•	the long-term sustainability of the ongoing recovery in the domestic residential real estate market and overall macroeconomic environment:
The Company’s year-over-year growth in our homesale transactions and homesale price was 18% in 2013 and 18% in 2012. Although the Company continues to forecast modest growth in these indicators for the near future, another factor the Company considered was estimated homesale transactions and homesale price for the residential housing industry from NAR and Fannie Mae for 2014 and 2015. Although the industry forecasts typically do not project beyond two years, this information is useful to provide third-party estimates of the state of the residential real estate market.
As of their most recent releases, NAR is forecasting existing homesale transaction volume (i.e. the change in median homesale price plus the change in the number of existing homesale transactions) to increase 5% in 2014 compared to 2013 and an additional 9% in 2015 compared to 2014. Fannie Mae is forecasting existing homesale transaction volume to increase 8% in 2014 compared to 2013 and an additional 9% in 2015 compared to 2014.
Prior to the quarter ended December 31, 2013, the Company had placed significant weight to the objective, direct negative evidence of its cumulative three-year historical pretax losses primarily resulting from its substantial indebtedness and the prolonged downturn in the residential real estate and overall macroeconomic environment. However, given the significant changes in the Company’s indebtedness and related interest expense over the last 12 months; the positive developments in the growth of the Company’s pretax income and operating results during 2013; the continued sustained improvement in recent real estate market trends and industry outlook; as well as the Company’s expectation to generate sufficient taxable income to utilize all its Federal net operating losses within nine years at current year pretax levels, the Company believed the available positive, objectively verifiable evidence significantly outweighed the negative evidence at December 31, 2013. Accordingly, the Company concluded it was appropriate to reverse substantially all of its recorded valuation allowance for its domestic operations at December 31, 2013.
While the reversal of the valuation allowance had a material positive effect on the Company’s results of operations for the year ended December 31, 2013, the reversal will have the effect of reducing the Company’s net income in subsequent periods as a result of an increase in the provision for income taxes relating to anticipated positive operating results in such periods. As a result of the Company's realization of its deferred tax assets from net operating losses, the increase in the provision for income taxes will have a limited impact on the Company's cash outflows until such time as the net operating losses are fully utilized.
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2013, the Company’s gross liability for unrecognized tax benefits was $113 million, of which $102 million would affect the Company’s effective tax rate, if recognized.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  Tax returns for the 2006 through 2013 tax years remain subject to examination by federal and certain state tax authorities.  In significant foreign jurisdictions, tax returns for the 2008 through 2013 tax years generally remain subject to examination by their respective tax authorities.  The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $2 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recognized a reduction of interest expense of $2 million for the year ended December 31, 2013, a reduction of interest expense of $1 million for the year ended December 31, 2012 and an increase of interest expense of $5 million and penalties of $1 million for the year ended December 31, 2011.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2011	$34
Gross increases—tax positions in prior periods	8
Gross increases—tax positions in current period	5
Reduction due to lapse of statute of limitations	(5)
Unrecognized tax benefits—December 31, 2011	42
Gross increases—tax positions in prior periods	1
Gross decreases—tax positions in prior periods	(1)
Gross increases—tax positions in current period	76
Settlements	(1)
Reduction due to lapse of statute of limitations	(6)
Unrecognized tax benefits—December 31, 2012	111
Gross increases—tax positions in prior periods	7
Gross increases—tax positions in current period	3
Settlements	(3)
Reduction due to lapse of statute of limitations	(5)
Unrecognized tax benefits—December 31, 2013	$113
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
Tax Sharing Agreement
Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of payments made to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. In July 2010, Cendant and the IRS agreed to settle the previously disclosed IRS examination of Cendant’s taxable years 2003 through 2006. With respect to any remaining residual legacy Cendant tax liabilities which remain after the IRS settlement, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

11.	RESTRUCTURING COSTS
2013 Corporate Headquarters Relocation
During the second quarter of 2013, the Company completed the relocation of its corporate headquarters from Parsippany, New Jersey to Madison, New Jersey. As a result of this relocation, the Company recognized a $4 million restructuring charge in 2013 which was primarily comprised of lease payments on the former corporate headquarters through October 2013. For the year ended December 31, 2013, the Company utilized all $4 million of the restructuring accrual.
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses,

$3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. For the year ended December 31, 2013, the Company utilized $2 million of the remaining accrual resulting in a remaining liability of $3 million at December 31, 2013.
2011 Restructuring Program
During 2011, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $11 million in 2011. The Company Owned Real Estate Brokerage Services segment recognized $5 million of facility related expenses and $4 million of personnel related expenses. The Relocation Services and Title and Settlement Services segments each recognized $1 million of facility and personnel related expenses. At December 31, 2013, the remaining liability was less than $1 million.
Prior Restructuring Programs
The Company committed to restructuring activities targeted principally at reducing personnel-related costs and consolidating facilities from 2006 through 2010. At December 31, 2012, the remaining liability was $10 million. During the year ended December 31, 2013, the Company utilized $5 million of the remaining accrual resulting in a remaining liability of $5 million related to future lease payments.

12.	STOCK-BASED COMPENSATION
In April 2007, Realogy Holdings adopted the Realogy Holdings Corp. 2007 Stock Incentive Plan under which non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and other awards settleable in, or based upon, Realogy Holdings common stock may be issued to employees, consultants or directors of Realogy.
On October 10, 2012, the Realogy Holdings Board adopted the 2012 Long-Term Incentive Plan to provide long-term incentives to those individuals with significant responsibility for the success and growth of the Company and its affiliates, to align the interests of such individuals with those of the Company's stockholders, to assist the Company in recruiting, retaining and motivating qualified employees and to provide an effective means to link pay to performance.
Time vested options and restricted stock units granted under the plans generally vest ratably over a four year period and have a ten year contractual term. Restricted stock granted under the plans generally vests over a three year period. Options granted under the Phantom Value Plan, defined below, generally vest over a three year period, subject to the participant's continued employment; however, the vested stock options did not become exercisable until one year following our qualified public offering on October 10, 2012.
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan are 2.8 million shares and 6.8 million shares, respectively. As of December 31, 2013, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 Long-Term Incentive Plan was approximately 0.1 million shares and 3.9 million shares, respectively.
Incentive Equity Awards Granted by Realogy Holdings
A summary of option, restricted stock and restricted stock unit activity is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2013	3.27	$26.32	0.29	$27.09	—	$—
Granted	0.24	44.51	0.14	45.37	0.49	43.55
Exercised (a) (b)	(0.21)	21.90
Vested			(0.09)	27.14	(0.01)	27.00
Cancelled/Expired	(0.08)	23.64	(0.03)	27.00	(0.01)	44.52
Outstanding at December 31, 2013 (c)	3.22	$28.04	0.31	$35.21	0.47	$43.73

_______________

(a)	The intrinsic value of options exercised and shares vested during the year ended December 31, 2013 was $5.4 million and $4.1 million, respectively.

(b)	Cash received from options exercised during the year ended December 31, 2013 was $4.7 million.

(c)	Options outstanding at December 31, 2013 had an intrinsic value of $77 million and have a weighted average remaining contractual life of 8.3 years.
The following table summarizes information regarding exercisable stock options as of December 31, 2013:

Range of Exercise Prices	Options Vested	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
$15.00-$50.00	0.78	$22.97	7.84 years	$20.7
$50.00 and above	0.07	$141.93	6.75 years	—
The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the "simplified method" in accordance with accounting guidance. The Company utilizes the simplified method to determine the expected life of options as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

	2013 Options	2012 Options	2011 Options
Weighted average grant date fair value	$19.78	$11.18	$11.11
Expected volatility	43.6%	45.2%	57.5%
Expected term (years)	6.25	6.18	5.19
Risk-free interest rate	1.7%	1.0%	1.7%
Dividend yield	—	—	—
Stock-Based Compensation Expense
As of December 31, 2013, there was $46 million of unrecognized compensation cost related to options, restricted stock and restricted stock units under the plans. Unrecognized compensation costs for the options, restricted stock and restricted stock units will be recorded in future periods as compensation expense and have a remaining weighted average period of 2.4 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $19 million, $5 million and $7 million for the years ended December 31, 2013, 2012 and 2011, respectively, as well as $42 million related to the issuance of common stock under the Phantom Value Plan for the year ended December 31, 2013.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Realogy Group approved the Realogy Group LLC Phantom Value Plan (the "Phantom Value Plan"), which was intended to provide certain of the Company's executive officers with an incentive (the "Incentive Award") to remain in the service of the Company, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of Realogy Group made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of the Company. The amount of the Incentive Awards granted to certain of the Company's executive officers was determined by the sum of (1) the shares of common stock purchased by the executives at $250.00 per share in April 2007 (representing an aggregate purchase price of $19 million) and (2) the implied $250.00 per share grant date value in April 2007 of the executive's restricted stock grant (representing an aggregate of $3 million).
Incentive Awards under the Phantom Value Plan
Under the Phantom Value Plan, each participant was eligible to receive a cash payment based upon the cash received by RCIV Holdings ("RCIV"), an affiliate of Apollo, upon the transfer or sale of the 57.46 million shares of Common Stock (the "RCIV Shares") that RCIV received in connection with the Company's initial public offering upon conversion of the $1.3 billion of Convertible Notes that had been purchased by RCIV in January 2011 (the "RCIV Notes") in exchange for unsecured notes of the Company that it held. Each participant was eligible to receive a payment with respect to his or her

Incentive Award at such time that RCIV received cash upon the transfer or exchange of RCIV Shares, including any third-party sale. Each payment was based on an amount which bore the same ratio to the dollar amount of the Incentive Award as (i) the aggregate amount of cash received by RCIV at such time for the transfer or exchange of all or a portion of the RCIV Shares to (ii) $1.3 billion, representing the amount of the RCIV Notes on the date of issuance.
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
On April 16, 2013, as part of a secondary public offering, in which affiliates of Apollo sold 40.25 million shares of Realogy Holdings common stock at a public offering price of $44.00 per share, RCIV sold 35.38 million shares for gross proceeds of $1.56 billion. On July 16, 2013, as part of a secondary public offering, in which affiliates of Apollo sold the remaining 25.13 million shares of Realogy Holdings common stock at $47.57 per share, RCIV sold its remaining 22.08 million shares for $1.05 billion. The Company did not receive any proceeds from these offerings. The sale of shares by RCIV triggered a payment in April and a final payment in July under the Phantom Value Plan, which in the aggregate entitled the participants to an aggregate cash payment equal to approximately two times their Incentive Award amounts. All of the participants in the Phantom Value Plan elected to receive their payment in shares of common stock and therefore received unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock will vest based on the participants' continued employment, on the first anniversary of issuance. In total, the Company issued 0.94 million shares of common stock and granted 0.14 million restricted shares of common stock to such executive officers and recognized stock compensation expense of $42 million related to the issuance of common stock and $5 million related to the issuance of restricted shares of common stock during the year ended December 31, 2013. The Company will recognize expense of $2 million in the next quarter and $1 million in the subsequent quarter as restricted shares vest. The issuance of common stock and restricted stock under the Phantom Value Plan to these participants represented substantially all of the equity compensation awarded to them from April 2007 through September 2012 while the Company was privately owned. The payouts in 2013 are consistent with private equity executive compensation models of requiring executives to make equity investments in the portfolio company and to realize a return on their investment concurrently with the private equity sponsor's realization of its investment (in the Company's case, more than six years after the initial Apollo equity investment).
13.    SEPARATION ADJUSTMENTS, TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES AND RELATED PARTIES
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
The due to former parent balance was $63 million and $69 million at December 31, 2013 and 2012, respectively. At December 31, 2013, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

Transactions with PHH Corporation
In January 2005, Cendant completed the spin-off of its former mortgage, fleet leasing and appraisal businesses in a tax free distribution of 100% of the common stock of PHH Corporation ("PHH") to its stockholders. In connection with the spin-off, the Company entered into a venture, PHH Home Loans, with PHH for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. The Company owns 49.9% of the venture. In connection with the venture, the Company entered into an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $5 million, $6 million and $6 million, for the years ended December 31, 2013, 2012 and 2011, respectively. In addition, the Company recorded equity earnings of $24 million, $60 million and $24 million for the years ended December 31, 2013, 2012 and 2011, respectively. The Company received cash dividends from PHH Home Loans of $40 million, $41 million and $20 million during the years ended December 31, 2013, 2012 and 2011, respectively. The following presents the summarized financial information for PHH Home Loans:

	December 31,
	2013	2012
Balance sheet data:
Total assets	$418	$818
Total liabilities	322	689
Total members’ equity	96	129
	For the Year Ended December 31,
	2013	2012	2011
Statement of operations data:
Total revenues	$282	$377	$248
Total expenses	235	256	199
Net income	47	121	49

14.	COMMITMENTS AND CONTINGENCIES
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

Legal—Real Estate Business
Bararsani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company ("CBRBC") alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees. The complaint, as amended, further alleges that, because of the misclassification, CBRBC has violated several sections of the California Labor Code including one for failing to reimburse the plaintiff and purported class for business related expenses and a second for failing to keep proper records. The amended complaint also asserts an Unfair Business Practices claim for misclassifying the sales associates. The Plaintiff, on behalf of a purported class, seeks the benefit of the California labor laws for expenses and other sums, plus asserted penalties, attorneys’ fees and interest.  The Company believes that CBRBC has properly classified the sales associates as independent contractors and that it has and continues to operate in a manner consistent with applicable law, and longstanding, widespread industry practice for many decades.
On July 31, 2013, CBRBC filed a Demurrer with the Court seeking to dismiss the amended complaint. The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets out the applicable three-part test for classification of real estate sales associates—as independent contractors—and all elements of the test have been satisfied by CBRBC and the affiliated sales associates. Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013. The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified. CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and on November 8, 2013, the Court of Appeal denied the Petition.
The case is now in the discovery phase, as to both class certification and the merits of the case. The Court also has conducted a hearing concerning the validity, for purposes of the case, of arbitration clauses in independent contractor agreements executed by purported members of the class following the commencement of the litigation. In connection with the state of discovery, the Court may soon direct the parties - consistent with practices in California class actions - to mail notices to purported class members notifying them of the case and seeking consent to provide their contact information to Plaintiff's counsel.
The case raises significant classification claims that potentially apply to the real estate industry in general and that have not been previously challenged in any significant manner in California or other jurisdictions. As with all class action litigation, the case is inherently complex and subject to many uncertainties. We believe that CBRBC has properly classified the current and former affiliated sales associates. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies. Given the early stage of this case, the novel claims presented and the great uncertainties regarding which sales associates, if any, may be part of a class, if one is certified, we cannot estimate a range of reasonably potential losses for this litigation. The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $10 million at December 31, 2013.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at December 31, 2013 and $70 million at December 31, 2012. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled $271 million and $330 million at December 31, 2013 and 2012, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2013 are as follows:

Year	Amount
2014	$133
2015	105
2016	67
2017	48
2018	29
Thereafter	126
$508
Capital lease obligations were $19 million, net of $2 million of imputed interest, at December 31, 2013 and $12 million, net of $1 million of imputed interest, at December 31, 2012.
The Company incurred rent expense of $165 million, $164 million and $173 million for the years ended December 31, 2013, 2012 and 2011, respectively.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2013 are approximately $73 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum licensing fee began in 2009 at $0.5 million and will increase to $4 million by 2014 and generally remains the same through 2058.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2013 are as follows:

Year	Amount
2014	$48
2015	25
2016	14
2017	9
2018	8
Thereafter	247
$351
Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing: (i) purchases, sales or outsourcing of assets or businesses, (ii) leases of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the: (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in derivative contracts, and (v) underwriters in issuances of securities. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. Such guarantees in effect at December 31, 2011 extend into 2013 and the maximum potential amount of future payments that the Company may be required to make under such guarantees is approximately $4 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
Insurance and Self-Insurance
At December 31, 2013 and 2012, the Consolidated Balance Sheets include approximately $31 million and $38 million, respectively, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit and storage within the Relocation Services segment, and (iii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. The Company’s subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Group and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.
The Company issues title insurance policies which provide coverage for real property mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, the Company’s insurance risk is limited to the first $5 thousand of claims on any one policy. The title underwriter which the Company acquired in January 2006 typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, the Company typically obtains a reinsurance policy from a national underwriter to reinsure the excess amount.
Fraud, defalcation and misconduct by employees are also risks inherent in the business. The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The Company maintains Fidelity insurance covering the loss or theft of funds of up to $30 million annually in the aggregate, subject to a deductible of $750 thousand per occurrence.
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $19 million and $18 million at December 31, 2013 and 2012, respectively.

15.    EQUITY (DEFICIT)
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Unrealized Loss on Cash Flow Hedges		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2011	$—	$(20)		$(10)		$(30)
Other comprehensive loss before reclassifications	(1)	(24)		—		(25)
Amounts reclassified from accumulated other comprehensive income	—	3	(3)	18	(4)	21
Income tax (expense) benefit	1	9		(8)		2
Current period change	—	(12)		10		(2)
Balance at December 31, 2011	—	(32)		—		(32)
Other comprehensive income (loss) before reclassifications	3	(8)		—		(5)
Amounts reclassified from accumulated other comprehensive income	—	6	(3)	—		6
Income tax (expense) benefit	(1)	1		—		—
Current period change	2	(1)		—		1
Balance at December 31, 2012	2	(33)		—		(31)
Other comprehensive income before reclassifications	—	19		—		19
Amounts reclassified from accumulated other comprehensive income	—	2	(3)	—		2
Income tax expense	—	(9)		—		(9)
Current period change	—	12		—		12
Balance at December 31, 2013	$2	$(21)		$—		$(19)
_______________

(1)
Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the balance sheet dates and equity accounts are translated at historical spot rates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the Consolidated Statement of Operations.

(2)	As of December 31, 2013, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.

(3)
These reclassifications include the amortization of actuarial loss to periodic pension cost of $2 million, $6 million and $3 million for the years ended December 31, 2013, 2012 and 2011, respectively. These amounts were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.

(4)
This reclassification includes $17 million and $1 million reclassified from accumulated other comprehensive income to interest expense related to the fair value of interest rate swaps and interest rate hedge losses, respectively, as a result of the de-designation of cash flow hedging instruments.

Dividend Policy
The Company does not currently anticipate paying dividends on common stock. Any declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Board of Directors and will depend on many factors, including the Company's financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant. Because Realogy Holdings is a holding company and has no direct operations, it will only be able to pay dividends from available cash on hand and any funds it receives from its subsidiaries. The terms of the Company's indebtedness restrict its subsidiaries from paying dividends to Realogy Holdings. The title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to the Company, principally to protect policyholders. Under Delaware law, dividends may be payable only out of surplus, which is net assets minus liabilities and capital, or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As a result, the Company may not pay dividends according to its policy or at all if, among other things, the

Company does not have sufficient cash to pay the intended dividends, if the Company's financial performance does not achieve expected results or the terms of our indebtedness prohibit it.
Realogy Group Statements of Equity (Deficit) for the year ended December 31, 2013, December 31, 2012 and December 31, 2011
Total equity (deficit) for Realogy Group equals that of Realogy Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy Group for each of the three years ended December 31, 2013.

	Realogy Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2011	—	$—	$2,026	$(3,061)	$(30)	$2	$(1,063)
Net loss	—	—	—	(441)	—	2	(439)
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Stock-based compensation	—	—	7	—	—	—	7
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2011	—	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)
Net loss	—	—	—	(543)	—	3	(540)
Other comprehensive income	—	—	—	—	1	—	1
Contributions from Realogy Holdings	—	—	3,542	—	—	—	3,542
Stock-based compensation	—	—	17	—	—	—	17
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2012	—	$—	$5,592	$(4,045)	$(31)	$3	$1,519
Net income	—	—	—	438	—	5	443
Other comprehensive income	—	—	—	—	12	—	12
Contributions from Realogy Holdings	—	—	5	—	—	—	5
Stock-based compensation	—	—	39	—	—	—	39
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2013	—	$—	$5,636	$(3,607)	$(19)	$3	$2,013
16.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings per share is computed based on net income attributable to Realogy Holdings stockholders divided by the basis weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Year Ended December 31,
(in millions, except shares and per share data)	2013	2012	2011
Net income (loss) attributable to Realogy Holdings shareholders	$438	$(543)	$(441)
Basic weighted average shares	145.4	37.7	8.0
Stock options, restricted stock and restricted stock units (a) (b)	1.2	—	—
Weighted average diluted shares	146.6	37.7	8.0

Earnings (loss) per share:
Basic	$3.01	$(14.41)	$(55.01)
Diluted	$2.99	$(14.41)	$(55.01)

_______________

(a)	Excludes 2.8 million of stock options, restricted stock and restricted stock units for the year ended December 31, 2013 that are anti-dilutive to the diluted earnings per share computation.

(b)
The Company was in a net loss position for the years ended December 31, 2012 and 2011 and therefore the impact of stock options, restricted stock and restricted stock units were excluded from the computation of dilutive earnings (loss) per share because they were anti-dilutive.

17.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK	MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
At December 31, 2013, the Company's primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on variable rate borrowings under the revolving and term loan facilities under the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the primary market risk exposure for the foreseeable future. At December 31, 2013, the Company had variable interest rate long-term debt associated with our outstanding term loan of $1,905 million (the term loan facility is subject to a LIBOR floor of 1.00%), excluding $252 million of securitization obligations.
The Company has five swaps with an aggregate notional value of $1,025 million to help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. Although we have entered into these interest rate swaps, involving the exchange of floating for fixed rate interest payments, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2013. In addition, the fair value of the interest rate swaps is also subject to movements in LIBOR and will fluctuate in future periods.  The Company has recognized a liability of $18 million for the fair value of the interest rate swaps at December 31, 2013.  Therefore, an increase in the LIBOR yield curve could increase the fair value of the interest rate swaps and decrease interest expense.
In the normal course of business, the Company borrows funds under its securitization facilities and utilizes such funds to generate assets on which it generally earns interest income. The Company does not believe it is exposed to significant interest rate risk in connection with these activities as the rate it incurs on such borrowings and the rate it earns on such assets are generally based on similar variable indices, thereby providing a natural hedge.
Credit Risk and Exposure
The Company is exposed to counterparty credit risk in the event of nonperformance by counterparties to various agreements and sales transactions. The Company manages such risk by evaluating the financial position and creditworthiness of such counterparties and by requiring collateral in instances in which financing is provided. The Company mitigates counterparty credit risk associated with its derivative contracts by monitoring the amounts at risk with each counterparty to such contracts, periodically evaluating counterparty creditworthiness and financial position, and where possible, dispersing its risk among multiple counterparties.
As of December 31, 2013, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
The Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2013, NRT generated approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2012, NRT generated approximately 29% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2011, NRT generated approximately 28% of its revenues from California, 25% from the New York metropolitan area and 11% from Florida.

Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, British Pound, Canadian Dollar and Swiss Franc. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million. As of December 31, 2012, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has five interest rate swaps with an aggregate notional value of $1,025 million to offset the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. In the third quarter of 2013, the Company entered into three new interest rate swaps, each with a notional value of $200 million, to commence in August 2015 and expire in August 2020. The Company has elected not to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
Following the completion of the 2011 debt refinancing transactions, the Company was not able to maintain hedge effectiveness in accordance with the accounting guidance. As a result, the interest rate swaps which were previously being accounted for as cash flow hedges in accordance with the FASB’s derivative and hedging guidance with unfavorable fair market value changes being recorded within Accumulated Other Comprehensive Income/(Loss) ("AOCI") were de-designated as cash flow hedging instruments and the fair value of $17 million was reclassified from AOCI and recognized in interest expense in the Consolidated Statements of Operations in the first quarter of 2011.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest rate swap contracts	Other non-current liabilities	$18	$29
The effect of derivative instruments on earnings is as follows:

Derivatives in Cash Flow Hedge Relationships	Location of (Gain) or Loss Reclassified from AOCI into Income	(Gain) or Loss Reclassified from AOCI into Income
		For the Year Ended December 31,
		2013	2012	2011
Interest rate swap contracts	Interest expense	$—	$—	$17

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		For the Year Ended December 31,
		2013	2012	2011
Interest rate swap contracts	Interest expense	$(4)	$16	$7
Foreign exchange contracts	Operating expense	—	1	—

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
The following table summarizes fair value measurements by level at December 31, 2013 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$18	$—	$18
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2
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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2013		December 31, 2012
	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Debt
Senior Secured Credit Facility:
Revolving credit facility	$—	$—	$110	$110
Term loan facility	1,887	1,906	1,822	1,831
7.625% First Lien Notes	593	664	593	673
7.875% First and a Half Lien Notes	700	765	700	763
9.00% First and a Half Lien Notes	225	260	325	366
3.375% Senior Notes	500	504	—	—
11.50% Senior Notes	—	—	489	527
12.00% Senior Notes	—	—	129	140
12.375% Senior Subordinated Notes	—	—	188	192
13.375% Senior Subordinated Notes	—	—	10	11
Securitization obligations	252	252	261	261
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

18.	SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and EBITDA, which is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for relocation receivables and securitization obligations) and income taxes, each of which is presented in the Company’s Consolidated Statements of Operations. The Company’s presentation of EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a) (b)
	For the Year Ended December 31,
	2013	2012	2011
Real Estate Franchise Services	$690	$604	$557
Company Owned Real Estate Brokerage Services	3,990	3,469	2,970
Relocation Services	419	423	423
Title and Settlement Services	467	421	359
Corporate and Other (c)	(277)	(245)	(216)
Total Company	$5,289	$4,672	$4,093
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $277 million for the year ended December 31, 2013, $245 million for the year ended December 31, 2012 and $216 million for the year ended December 31, 2011. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $43 million for the year ended December 31, 2013, $39 million for the year ended December 31, 2012 and $37 million for the year ended December 31, 2011. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a)
	For the Year Ended December 31,
	2013	2012	2011
Real Estate Franchise Services	$448	$364	$320
Company Owned Real Estate Brokerage Services	206	165	56
Relocation Services	104	103	115
Title and Settlement Services	50	38	29
Corporate and Other (b)	(155)	(473)	(77)
Total Company	$653	$197	$443
______________

(a)
Includes $68 million related to the loss on the early extinguishment of debt, $47 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $4 million of former parent legacy items for the year ended December 31, 2013. Includes $361 million of IPO related costs (of which $256 million was non-cash and related to the issuance of additional shares and $105 million was a cash fee payment), $39 million expense for the Apollo management fee termination agreement, $24 million loss on the early extinguishment of debt and, $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items for the year ended December 31, 2012. Includes $36 million loss on early extinguishment of debt and $11 million of restructuring costs, partially offset by a net benefit of $15 million of former parent legacy items for the year ended December 31, 2011.

(b)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to Net income (loss) attributable to Realogy Holdings and Realogy Group:

	For the Year Ended December 31,
	2013	2012	2011
EBITDA	$653	$197	$443

Less: Depreciation and amortization	176	173	186
Interest expense, net	281	528	666
Income tax (benefit) expense	(242)	39	32
Net income (loss) attributable to Realogy Holdings and Realogy Group	$438	$(543)	$(441)
Depreciation and Amortization

	For the Year Ended December 31,
	2013	2012	2011
Real Estate Franchise Services	$75	$75	$77
Company Owned Real Estate Brokerage Services	35	35	41
Relocation Services	44	45	47
Title and Settlement Services	11	10	12
Corporate and Other	11	8	9
Total Company	$176	$173	$186
Segment Assets

	As of December 31
	2013	2012
Real Estate Franchise Services	$4,606	$4,667
Company Owned Real Estate Brokerage Services	914	888
Relocation Services	1,174	1,262
Title and Settlement Services	320	313
Corporate and Other	312	315
Total Company	$7,326	$7,445

Capital Expenditures

	For the Year Ended December 31,
	2013	2012	2011
Real Estate Franchise Services	$6	$6	$7
Company Owned Real Estate Brokerage Services	29	21	22
Relocation Services	6	8	7
Title and Settlement Services	11	10	8
Corporate and Other	10	9	5
Total Company	$62	$54	$49
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2013
Net revenues	$5,167	$122	$5,289
Total assets	7,232	94	7,326
Net property and equipment	204	1	205
On or for the year ended December 31, 2012
Net revenues	$4,546	$126	$4,672
Total assets	7,344	101	7,445
Net property and equipment	187	1	188
On or for the year ended December 31, 2011
Net revenues	$3,968	$125	$4,093
Total assets	7,246	104	7,350
Net property and equipment	164	1	165

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for 2013 and 2012.

	2013
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$135	$193	$193	$169
Company Owned Real Estate Brokerage Services	686	1,182	1,178	944
Relocation Services	87	108	127	97
Title and Settlement Services	100	130	134	103
Other (a)	(51)	(80)	(79)	(67)
	$957	$1,533	$1,553	$1,246
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$53	$114	$114	$91
Company Owned Real Estate Brokerage Services	(25)	81	79	12
Relocation Services	—	17	35	13
Title and Settlement Services	3	18	14	6
Other	(107)	(148)	(127)	(68)
	$(76)	$82	$115	$54

Net income (loss) attributable to Realogy Holdings and Realogy Group	$(75)	$84	$109	$320
Income (loss) per share attributable to Realogy Holdings (c):
Basic income (loss) per share:	$(0.52)	$0.58	$0.75	$2.20
Diluted income (loss) per share:	$(0.52)	$0.57	$0.74	$2.18

_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	A loss on the early extinguishment of debt of $3 million in the first quarter, $43 million in the second quarter, and $22 million in the third quarter;

•	Former parent legacy cost (benefit) of $1 million, $(2) million, $1 million and $(4) million in the first, second, third and fourth quarters, respectively; and

•	Restructuring charges of $4 million in the second quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS (See Note 16 "Earnings (Loss) Per Share" for further information).

	2012
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$129	$170	$161	$144
Company Owned Real Estate Brokerage Services	617	994	948	910
Relocation Services	88	109	124	102
Title and Settlement Services	88	106	114	113
Other (a)	(47)	(70)	(66)	(62)
	$875	$1,309	$1,281	$1,207
Loss before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$42	$80	$88	$79
Company Owned Real Estate Brokerage Services	(37)	55	39	12
Relocation Services	(7)	19	35	14
Title and Settlement Services	(1)	12	9	9
Other	(192)	(197)	(207)	(415)
	$(195)	$(31)	$(36)	$(301)

Net loss attributable to Realogy Holdings and Realogy Group	$(192)	$(25)	$(34)	$(292)
Loss per share attributable to Realogy Holdings (c):
Basic earnings (loss) per share:	$(23.95)	$(3.12)	$(4.24)	$(2.32)
Diluted earnings (loss) per share:	$(23.95)	$(3.12)	$(4.24)	$(2.32)
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:
•A loss on the early extinguishment of debt of $6 million in the first quarter and $18 million in the fourth quarter;

•	Former parent legacy cost (benefit) of $(3) million, $(1) million and $(4) million in the first, third and fourth quarters, respectively;

•	Restructuring charges of $3 million, $2 million, $2 million and $5 million in the first, second, third and fourth quarters, respectively;

•	IPO related costs for the Convertible Notes of $361 million in the fourth quarter; and

•	Apollo management fee termination agreement costs of $39 million in the fourth quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

EXHIBIT INDEX

Exhibit	Description

2.1
Separation and Distribution Agreement by and among Cendant Corporation, Realogy Group LLC (f/k/a Realogy Corporation), Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed July 31, 2006).

2.2
Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Realogy Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed August 23, 2006).

2.3
Agreement and Plan of Merger, dated as of December 15, 2006, by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Domus Acquisition Corp. and Realogy Group LLC (f/k/a Realogy Corporation (Incorporated by reference to Exhibit 2.1 to Realogy Corporation’s Current Report on Form 8-K filed December 18, 2006).

3.1
Amended and Restated Certificate of Incorporation of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2012).

3.2	Second Amended and Restated Bylaws of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Current Report on Form 8-K filed on February 25, 2014).

3.3	Certificate of Conversion of Realogy Corporation (Incorporated by reference to Exhibit 3.1 to Registrants' Current Report on Form 8-K filed on October 16, 2012).

3.4	Certificate of Formation of Realogy Group LLC (Incorporated by reference to Exhibit 3.2 to Registrants' Current Report on Form 8-K filed on October 16, 2012).

3.5	Limited Liability Company Agreement of Realogy Group LLC (Incorporated by reference to Exhibit 3.3 to Registrants' Current Report on Form 8-K filed on October 16, 2012).

4.1
Indenture dated as of February 3, 2011, by and among Realogy Group LLC (f/k/a Realogy Corporation), Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.875% Senior Secured Notes due 2019 (the "7.875% Senior Secured Note Indenture") (Incorporated by reference to Exhibit 4.74 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

4.2
Supplemental Indenture No. 1 dated as of November 30, 2011 to the 7.875% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.77 to Registrants' Form 10-K for the year ended December 31, 2011).

4.3
Supplemental Indenture No. 2 dated as of October 11, 2012 to the 7.875% Senior Secured Note Indenture ((Incorporated by reference to Exhibit 4.5 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.4	Form of 7.875% Senior Secured Notes due 2019 (Included in the 7.875% Senior Secured Note Indenture filed as Exhibit 4.74 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

4.5
Indenture dated as of February 2, 2012, by and among Realogy Corporation, Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 7.625% Senior Secured First Lien Notes due 2020 (the "First Lien Note Indenture") (Incorporated by reference to Exhibit 4.79 to Registrants' Form 10-K for the year ended December 31, 2011).

4.6
Supplemental Indenture No. 1 dated as of October 11, 2012 to the 7.625% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.3 to Registrants' Form 10-Q for the three months ended September 30, 2012).

Exhibit	Description

4.7	Form of 7.625% Senior Secured First Lien Notes due 2020 (Included in the First Lien Note Indenture filed as Exhibit 4.80 to Registrants' Form 10-K for the year ended December 31, 2011).

4.8
Indenture dated as of February 2, 2012, by and among Realogy Corporation, Realogy Holdings Corp., the Note Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, governing the 9.000% Senior Secured Notes due 2020 (the "9.000% Senior Secured Note Indenture") (Incorporated by reference to Exhibit 4.81 to Registrants' Form 10-K for the year ended December 31, 2011).

4.9
Supplemental Indenture No. 1 dated as of October 11, 2012 to the 7.625% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.4 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.10	Form of 9.000% Senior Secured First Lien Notes due 2020 (Included in the 9.000% Senior Secured Note Indenture filed as Exhibit 4.81 to Registrants' Form 10-K for the year ended December 31, 2011).

4.11
Indenture, dated as of April 26, 2013, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp. (f/k/a The Sunshine Group (Florida) Ltd. Corp.), as Co-Issuer, Realogy Holdings Corp. , the Note Guarantors (as defined therein) , and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 3.375% Senior Notes due 2016 (the "3.375% Senior Notes Indenture") (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

4.12	Form of 3.375% Senior Notes due 2016 (included in the 3.375% Senior Notes Indenture filed as Exhibit 4.1 filed as Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

10.1
Tax Sharing Agreement by and among Realogy Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.2
Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement filed as Exhibit 10.1 (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2008).

10.3
Amended and Restated Credit Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other financial institutions parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.4
Incremental Assumption Agreement, dated as of February 3, 2011, by and among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), the First Lien Lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.5
Amended and Restated Guaranty and Collateral Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the subsidiary loan parties thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent(Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on March 8, 2013).

10.6
Purchase Agreement dated as of April 23, 2013, by and among Realogy Group LLC, Realogy Co-Issuer Corp. (f/k/a The Sunshine Group (Florida) Ltd. Corp.) and J.P. Morgan Securities LLC as Representative of the several other Initial Purchasers listed in Schedule A thereto relating to the offer and sale of the 3.375% Senior Notes due 2016 (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended March 31, 2013).

Exhibit	Description

10.7
Collateral Agreement, dated as of February 3, 2011, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.9 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.8
Collateral Agreement, dated as of February 2, 2012, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Corporation, each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured First Lien Note Secured Parties (Incorporated by reference as Exhibit 10.11 to Registrants' Form 10-K for the year ended December 31, 2011).

10.9
Collateral Agreement, dated as of February 2, 2012, among Realogy Intermediate Holdings LLC (f/k/a Domus Intermediate Holdings Corp.), Realogy Group LLC (formerly Realogy Corporation), each Subsidiary Guarantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 9.000% Senior Secured Note Secured Parties (Incorporated by reference as Exhibit 10.12 to Registrants' Form 10-K for the year ended December 31, 2011).

10.10
Intercreditor Agreement, dated as of February 2, 2012, among Realogy Group LLC (f/k/a Realogy Corporation), the other Grantors (as defined therein) from time to time party hereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein) and as Authorized Representative for the Credit Agreement Secured Parties, The Bank of New York, Mellon Trust Company, N.A., as the collateral agent and Authorized Representative for the Initial Additional First Lien Priority Note Secured Parties (as defined therein)(Incorporated by reference as Exhibit 10.13 to Registrants' Form 10-K for the year ended December 31, 2011).

10.11
Amended and Restated Intercreditor Agreement, dated as of February 2, 2012, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Lien Senior Priority Secured Parties under the Credit Agreement (as each term is defined below), The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured Notes Secured Parties, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 7.625% Senior Secured First Lien Note Secured Parties, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the 9.000% Senior Secured Note Secured Parties, Realogy Group LLC (f/k/a Realogy Corporation) and each of the other Loan Parties party thereto (Incorporated by reference as Exhibit 10.14 to Registrants' Form 10-K for the year ended December 31, 2011).

10.12
Underwriting Agreement, dated as of July 16, 2013, by and among the Company, Goldman, Sachs & Co. and J.P. Morgan Securities LLC and the selling stockholders named in Schedule B thereto (Incorporated by reference to Exhibit 10.1 to Realogy Holdings Corp.'s Current Report on Form 8-K filed on April 15, 2013).

10.13**
Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Richard A. Smith (Incorporated by reference to Exhibit 10.19 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.14**
Amendment to Employment Agreement dated September 10, 2012, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed September 14, 2012).

10.15**
Amendment to Employment Agreement dated November 1, 2013, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended September 30, 2013).

10.16**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Anthony E. Hull (Incorporated by reference to Exhibit 10.20 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.17**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Anthony E. Hull (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

Exhibit	Description

10.18**
    Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.21 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.19**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.20**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Bruce G. Zipf (Incorporated by reference to Exhibit 10.22 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.21**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Bruce G. Zipf (Incorporated by reference to Exhibit 10.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.22**	Realogy Holdings Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.23**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time and performance vesting options (Incorporated by reference to Exhibit 10.14 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Registration Statement on Form S-4 (File No. 333-148153)).

10.24**
Form of Restricted Stock Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.25**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time-vesting options (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.26
Amended and Restated Investor Securityholders Agreement dated as of January 5, 2011, by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation) , Paulson and Co. Inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein) (Incorporated by reference to Exhibit 10.28 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).

10.27
Amendment Number 1 to the Amended and Restated Investor and Securityholders Agreement, dated as of January 5, 2011, by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), Paulson and Co. Inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein) (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended June 30, 2013).

10.28**	Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.29**	Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.30+
Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.26 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2009).

10.31
Amendment Number 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description

10.32
Amendment Number 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.33++
Strategic Relationship Agreement, dated as of January 31, 2005, by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, Cendant Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC. (Incorporated by reference to Exhibit 10.29 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2009).

10.34
Amendment Number 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.35
Consent and Amendment dated as of March 14, 2007, between Realogy Real Estate Services Group, LLC (formerly Cendant Real Estate Services Group, LLC), Realogy Real Estate Services Venture Partner, Inc. PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation, TM Acquisition Corp., Coldwell Banker Real Estate Corporation, Sotheby’s International Realty Affiliates, Inc., ERA Franchise Systems, Inc. Century 21 Real Estate LLC and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation's) Current Report on Form 8-K filed March 20, 2007).

10.36
Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.37
Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.38
Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.39
Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.40
Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Group LLC's (f/k/a Realogy Corporation's) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.41
Amendment No. 3 to Trademark License Agreement dated January 14, 2011, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.) and Sotheby’s, as successor by merger to Sotheby’s Holdings, Inc., on the one hand, and Realogy Group LLC (f/k/a Realogy Corporation) , as successor to Cendant Corporation, and Sotheby’s International Realty Licensee (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.49 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).

10.42
Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).

Exhibit	Description

10.43
First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.44
Guaranty dated November 23, 2011, by Realogy Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).

10.45
Eighth Omnibus Amendment, dated as of September 11, 2013, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011 and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on September 13, 2013).

10.46
Note Purchase Agreement (Secured Variable Funding Notes, Series 2011-1) dated as of December 14, 2011, among Apple Ridge Funding LLC, Cartus Corporation, the commercial paper conduit purchasers party thereto, the financial institutions party thereto, the managing agents party thereto, and committed purchases and managing agents party thereto and Crédit Agricole Corporate and Investment Bank, as administrative and lead arranger (Incorporated by reference to Exhibit 10.60 to Registrants' Form 10-K for the year ended December 31, 2011).

10.47
Series 2011-1 Indenture Supplement, dated as of December 16, 2011, between Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar(Incorporated by reference to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2011).

10.48**
Employment Agreement, dated as of April 10, 2007 between Realogy Group LLC (f/k/a Realogy Corporation) and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.50 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.49**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Kevin J. Kelleher (Incorporated by reference to Exhibit 10.4 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.50**
Form of Option Agreement for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.51 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.51**
Restricted Stock Award for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.52 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.52**
Amended and Restated 2009 Realogy Multi-Year Executive Retention Plan (Terminated in November 2010) (Incorporated by reference to Exhibit 10.58 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009).

10.53**	Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.4 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.54**	Amendment No. 1 to Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.69 to Registrants' Form 10-K for the year ended December 31, 2011).

10.55**
Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan (Incorporated by reference to Exhibit 10.70 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.56**	Amendment No. 1 to Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan (Incorporated by reference to Exhibit 10.71 to Registrants' Form 10-K for the year ended December 31, 2011).

Exhibit	Description

10.57**	Amendment No. 2 dated April 9, 2013 to Realogy Group LLC Phantom Value Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.58
Agreement dated July 15, 2010, between Realogy Group LLC (f/k/a Realogy Corporation) and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Current Report on Form 8-K filed on July 20, 2010).

10.59**	Amended and Restated Realogy 2012 Executive Incentive Plan (Incorporated by reference to Exhibit 10.56 to Registrants' Form 10-K for the year ended December 31, 2012).

10.60**	Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Realogy Holdings Corp.'s Registration Statement on Form S-8 filed on October 12, 2012).
10.61* ** Revised Form of Stock Option Agreement under 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.78 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.62**	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.83 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.63* **
Revised Form of Employee Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.64**
Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three months ended June 30, 2013).

10.65* **	Form of NEO Performance Share Unit Notice of Grant and Performance Share Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan.

10.66**	Realogy Holdings Corp. 2012 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.67	Form of Significant Holders Letter Agreement (Incorporated by reference to Exhibit 10.80 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.68	Form of Other Holders Letter Agreement (Incorporated by reference to Exhibit 10.81 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.69	Form of Apollo Letter Agreement (Incorporated by reference to Exhibit 10.82 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.70	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.71**	2013 Short-Term Realogy Executive Incentive Plan Design (Incorporated by reference to Exhibit 10.65 to Registrants' Form 10-K for the year ended December 31, 2012).

21.1*	Subsidiaries of Realogy Holdings Corp. and Realogy Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this Form 10-K).

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit	Description

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

**	Compensatory plan or arrangement.

^	Furnished electronically with this report.

+
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.9 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.26 to Realogy Group LLC'\'s (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

++
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.10 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009. This Exhibit was re-filed with fewer redactions as Exhibit 10.29 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2013	$50	$1	$—	$(15)	$36
Year ended December 31, 2012	63	(3)	—	(10)	50
Year ended December 31, 2011	65	10	—	(12)	63

Reserve for development advance notes, short term (b)
Year ended December 31, 2013	$1	$—	$—	$—	$1
Year ended December 31, 2012	1	—	—	—	1
Year ended December 31, 2011	2	—	—	(1)	1

Reserve for development advance notes, long term
Year ended December 31, 2013	$3	$(2)	$—	$—	$1
Year ended December 31, 2012	5	(1)	—	(1)	3
Year ended December 31, 2011	9	(3)	—	(1)	5

Deferred tax asset valuation allowance
Year ended December 31, 2013	$357	$—	$—	$(341)	$16
Year ended December 31, 2012	338	19	—	—	357
Year ended December 31, 2011	118	220	—	—	338

_______________

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.

(b)	Short-term development advance notes and related reserves are included in Trade Receivables in the Consolidated Balance Sheets.