Form 10-Q
period 2014-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2014-05-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
OR
☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File No. 001-35674
REALOGY HOLDINGS CORP.
(Exact name of registrant as specified in its charter)
20-8050955
(I.R.S. Employer Identification Number)
Commission File No. 333-148153
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,121,940 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of May 1, 2014.
~~______________________________________________________________________________________________________________________________________________________________________~~

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms "we," "us," "our," "our company," "Realogy," "Realogy Holdings" and the "Company" refer to Realogy Holdings Corp., a Delaware corporation, and its consolidated subsidiaries, including Realogy Intermediate Holdings LLC, a Delaware limited liability company ("Realogy Intermediate"), and Realogy Group LLC, a Delaware limited liability company ("Realogy Group"). Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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

◦
a lack of improvement or a decline in the number of homesales, stagnant or declining home prices and/or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate;

◦	a lack of improvement in consumer confidence;

◦	the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system and high levels of unemployment in the U.S. and abroad;

◦
increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing including but not limited to the various provisions of the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank Act");

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including potential reforms of Fannie Mae and Freddie Mac, and potential tax code reform, which could reduce or eliminate the amount that taxpayers would be allowed to deduct for home mortgage interest;

◦	high levels of foreclosure activity;

◦	insufficient or excessive regional home inventory levels;

◦	a decline in home ownership levels in the U.S.;

◦	the often reported changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home; and

◦	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements or maintain franchisee satisfaction with our brands;

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

•
our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations, including but not limited to state or federal employment laws or regulations that would require classification of independent contractor sales associates to employee status, the application of and wage and hour regulations;

•
the failure or significant disruption of our operations from various causes related to our critical information technologies and systems including cybersecurity threats to our data and customer/franchisee data;

•	adverse effects of natural disasters or environmental catastrophes that affect local housing markets in which we operate;

•	risks related to our international operations;

•
risks associated with our substantial indebtedness and interest obligations and restrictions contained in our debt agreements, including risks relating to having to dedicate a significant portion of our cash flows from operations to service our debt, risks relating to our ability to refinance our indebtedness and to incur additional debt, interest rate risk and risks relating to an event of default under our outstanding indebtedness;

•	changes in corporate relocation practices resulting in fewer employee relocations or reduced relocation benefits;

•	an increase in the claims rate of our title underwriter and an increase in mortgage rates could adversely impact the revenue stream of our title and settlement services segment;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•
risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation ("PHH"), including increases in mortgage interest rates that, among other things, cause decreased refinancing activity and decreases in operating margins, as well as risks associated with the impact of regulatory changes, litigation, investigations and inquiries or a change in control of PHH;

•
any remaining resolutions or outcomes with respect to Cendant Corporation's contingent liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement (each as defined in our Annual Report on Form 10-K for the year ended December 31, 2013), including any adverse impact on our future cash flows;

•	any adverse resolution of litigation, governmental proceedings or arbitration awards; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under the headings "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of March 31, 2014, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2014 and March 31, 2013 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2014 and March 31, 2013. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of March 31, 2014, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2014 and March 31, 2013 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2014 and March 31, 2013. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2013, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 27, 2014, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2013, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 5, 2014

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues
Gross commission income	$738	$676
Service revenue	165	183
Franchise fees	63	57
Other	41	41
Net revenues	1,007	957
Expenses
Commission and other agent-related costs	500	454
Operating	336	327
Marketing	51	50
General and administrative	70	67
Former parent legacy costs, net	1	1
Depreciation and amortization	46	42
Interest expense, net	70	89
Loss on the early extinguishment of debt	10	3
Total expenses	1,084	1,033
Loss before income taxes, equity in earnings and noncontrolling interests	(77)	(76)
Income tax (benefit) expense	(34)	7
Equity in (earnings) losses of unconsolidated entities	3	(9)
Net loss	(46)	(74)
Less: Net income attributable to noncontrolling interests	—	(1)
Net loss attributable to Realogy Holdings and Realogy Group	$(46)	$(75)

Loss per share attributable to Realogy Holdings:
Basic loss per share:	$(0.32)	$(0.52)
Diluted loss per share:	$(0.32)	$(0.52)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	145.8	145.1
Diluted:	145.8	145.1

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Net loss	$(46)	$(74)
Currency translation adjustment	1	(3)
Other comprehensive income (loss), before tax	1	(3)
Income tax expense (benefit) related to other comprehensive income (loss) amounts	—	—
Other comprehensive income (loss), net of tax	1	(3)
Comprehensive loss	(45)	(77)
Less: comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(45)	$(78)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$119	$236
Trade receivables (net of allowance for doubtful accounts of $32 and $37)	131	121
Relocation receivables	277	270
Deferred income taxes	186	186
Other current assets	105	104
Total current assets	818	917
Property and equipment, net	199	205
Goodwill	3,359	3,335
Trademarks	736	732
Franchise agreements, net	1,545	1,562
Other intangibles, net	362	365
Other non-current assets	208	210
Total assets	$7,227	$7,326
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$138	$123
Securitization obligations	194	252
Due to former parent	63	63
Revolving credit facilities and current portion of long-term debt	164	19
Accrued expenses and other current liabilities	363	454
Total current liabilities	922	911
Long-term debt	3,839	3,886
Deferred income taxes	299	337
Other non-current liabilities	192	179
Total liabilities	5,252	5,313
Commitments and contingencies (Notes 7 and 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2014 and December 31, 2013.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,161,257 shares outstanding at March 31, 2014 and 146,125,337 shares outstanding at December 31, 2013.	1	1
Additional paid-in capital	5,644	5,635
Accumulated deficit	(3,653)	(3,607)
Accumulated other comprehensive loss	(19)	(19)
Total stockholders' equity	1,973	2,010
Noncontrolling interests	2	3
Total equity	1,975	2,013
Total liabilities and equity	$7,227	$7,326

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2014	2013
Operating Activities
Net loss	$(46)	$(74)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	42
Deferred income taxes	(38)	5
Amortization of deferred financing costs and debt discount	4	3
Non-cash portion of the loss on the early extinguishment of debt	4	3
Equity in (earnings) losses of unconsolidated entities	3	(9)
Stock-based compensation	9	3
Other adjustments to net loss	9	2
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(10)	3
Relocation receivables and advances	(7)	1
Other assets	(5)	1
Accounts payable, accrued expenses and other liabilities	(79)	(39)
Due (to) from former parent	—	1
Dividends received from unconsolidated entities	—	15
Net cash used in operating activities	(110)	(43)
Investing Activities
Property and equipment additions	(13)	(12)
Payments for acquisitions, net of cash acquired	(23)	(2)
Change in restricted cash	4	(2)
Other, net	(5)	—
Net cash used in investing activities	(37)	(16)
Financing Activities
Net change in revolving credit facilities	145	25
Proceeds from amended term loan facility	—	79
Repayments of term loan credit facility	(4)	—
Repurchases of First and a Half Lien Notes	(44)	—
Net change in securitization obligations	(58)	(21)
Debt issuance costs	(1)	(22)
Proceeds from exercise of stock options	1	—
Other, net	(9)	(11)
Net cash provided by financing activities	30	50
Effect of changes in exchange rates on cash and cash equivalents	—	(1)
Net decrease in cash and cash equivalents	(117)	(10)
Cash and cash equivalents, beginning of period	236	376
Cash and cash equivalents, end of period	$119	$366
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest expense)	$88	$92
Income tax payments, net	2	3

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. ("Realogy Holdings," "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC ("Realogy Intermediate") and Realogy Group LLC ("Realogy Group") and its consolidated subsidiaries. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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
Realogy is a global provider of residential real estate services. Realogy Group (then Realogy Corporation) was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services or Realogy, travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). On July 31, 2006, the separation ("Separation") from Cendant became effective.
The accompanying Condensed Consolidated Financial Statements include the financial statements of Realogy Holdings and Realogy Group. Realogy Holdings' only asset is its investment in the common stock of Realogy Intermediate, and Realogy Intermediate's only asset is its investment in Realogy Group. Realogy Holdings' only obligations are its guarantees of certain borrowings and certain franchise obligations of Realogy Group. All expenses incurred by Realogy Holdings and Realogy Intermediate are for the benefit of Realogy Group and have been reflected in Realogy Group's Condensed Consolidated Financial Statements.
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and the related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly the Realogy Holdings and Realogy Group's financial position as of March 31, 2014 and the results of operations and comprehensive loss for the three months ended March 31, 2014 and 2013 and cash flows for the three months ended March 31, 2014 and 2013. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K for the year ended December 31, 2013.
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
The following table summarizes fair value measurements by level at March 31, 2014 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$23	$—	$23
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2
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
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2014		December 31, 2013
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$145	$145	$—	$—
Term loan facility	1,884	1,889	1,887	1,906
7.625% First Lien Notes	593	658	593	664
7.875% First and a Half Lien Notes	685	737	700	765
9.00% First and a Half Lien Notes	196	224	225	260
3.375% Senior Notes	500	501	500	504
Securitization obligations	194	194	252	252
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

Investment in PHH Home Loans and Transactions with PHH Corporation
The Company owns 49.9% of PHH Home Loans, which was created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the other 50.1%. The Company has an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $1 million for the three months ended March 31, 2014 and 2013. In addition, the Company recorded equity losses related to its investment in PHH Home Loans of $3 million for the three months ended March 31, 2014 and equity earnings related to its investment in PHH Home Loans of $9 million for the three months ended March 31, 2013. The Company received no cash dividend from PHH Home Loans during the three months ended March 31, 2014 and $15 million of cash dividends from PHH Home Loans during the three months ended March 31, 2013.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was a benefit of $34 million for the three months ended March 31, 2014 compared to an expense of $7 million for the three months ended March 31, 2013. In 2013, the Company did not record a federal income tax benefit due to a full valuation allowance for domestic operations.  At December 31, 2013, the Company evaluated all available positive and negative evidence and determined that substantially all of the valuation allowance associated with U.S. federal and certain state deferred tax assets should be reversed.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $21 million. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has five interest rate swaps with an aggregate notional value of $1,025 million to offset the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018 and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. In the third quarter of 2013, the Company entered into three forward starting interest rate swaps, each with a notional value of $200 million, to commence in August 2015 and expire in August 2020. The Company has elected not to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate swap contracts	Other non-current liabilities	$23	$18

The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended March 31,
		2014	2013
Interest rate swap contracts	Interest expense	$8	$2
Foreign exchange contracts	Operating expense	—	(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $10 million and $14 million at March 31, 2014 and December 31, 2013, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
For the three months ended March 31, 2013, the Company recorded $5 million related to tenant improvements on the new headquarters which resulted in non-cash accruals to fixed assets and other long-term liabilities.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended March 31, 2014 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension cost for the three months ended March 31, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets.
Recently Adopted Accounting Pronouncements
In July 2013, the FASB amended guidance requiring companies to present in the statement of financial position, an unrecognized tax benefit, or a portion of an unrecognized tax benefit, as a reduction to a deferred tax asset for a net operating loss carryforward or a tax credit carryforward. To the extent that a net operating loss carryforward or tax credit carryforward at the reporting date is not available under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position, the unrecognized tax benefit would be presented in the statement of financial position as a liability. The amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The Company presents unrecognized tax benefits in accordance with the amended guidance and therefore the new standard had no impact on the Company's financial statement presentation.

2.	ACQUISITIONS
2014 Acquisitions
During the three months ended March 31, 2014, the Company acquired five real estate brokerage operations through its wholly owned subsidiary, NRT, for cash consideration of $23 million and established $14 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $24 million, trademarks of $4 million, pendings and listings of $2 million and other intangibles of $7 million that were assigned to the Company Owned Brokerage Services segment.
None of the 2014 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2013 Acquisitions
During the year ended December 31, 2013, the Company acquired fifteen real estate brokerage operations through its wholly owned subsidiary, NRT, for cash consideration of $32 million and established $4 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $31 million and pendings and listings and other intangibles of $5 million that were assigned to the Company Owned Brokerage Services segment.

None of the 2013 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2013	$3,264	$819	$641	$397	$5,121
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2013	2,241	661	360	73	3,335
Goodwill acquired	—	24	—	—	24
Balance at March 31, 2014	$2,241	$685	$360	$73	$3,359
Intangible assets are as follows:

	As of March 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$474	$1,545	$2,019	$457	$1,562
Unamortizable—Trademarks (b)	$736		$736	$732		$732
Other Intangibles
Amortizable—License agreements (c)	$45	$6	$39	$45	$6	$39
Amortizable—Customer relationships (d)	529	228	301	529	219	310
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Pendings and listings (f)	2	2	—	2	1	1
Amortizable—Other (g)	16	4	12	9	4	5
Total Other Intangibles	$602	$240	$362	$595	$230	$365
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

(f)	Generally amortized over a period of 5 months.

(g)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2014	2013
Franchise agreements	$17	$16
Customer relationships	9	9
Pendings and listings	3	—
Total	$29	$25
Based on the Company’s amortizable intangible assets as of March 31, 2014, the Company expects related amortization expense for the remainder of 2014, the four succeeding years and thereafter to approximate $79 million, $98 million, $96 million, $93 million, $91 million and $1,440 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2014	December 31, 2013
Accrued payroll and related employee costs	$83	$146
Accrued volume incentives	25	31
Accrued commissions	23	21
Restructuring accruals	4	6
Deferred income	69	73
Accrued interest	36	63
Other	123	114
	$363	$454
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit facility	$145	$—
Term loan facility	1,884	1,887
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	685	700
9.00% First and a Half Lien Notes	196	225
3.375% Senior Notes	500	500
Total Short Term & Long Term Debt	4,003	3,905
Securitization Obligations:
Apple Ridge Funding LLC	177	229
Cartus Financing Limited	17	23
Total Securitization Obligations	$194	$252
Indebtedness Table
As of March 31, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$145	$305
Term loan facility	(3)	March 2020	1,901	1,884	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	685	685	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Securitization Obligations: (4)
Apple Ridge Funding LLC		September 2014	325	177	148
Cartus Financing Limited (5)		Various	67	17	50
			$4,742	$4,197	$503
_______________

(1)
The available capacity under this facility was reduced by $25 million of outstanding letters of credit. On May 1, 2014, the Company had $100 million outstanding on the revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $350 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,901 million term loan, less a discount of $17 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014.
Maturities Table
As of March 31, 2014, the combined aggregate amount of maturities for long-term borrowings, excluding securitizations, for the remainder of 2014 and each of the next four years is as follows:

Year	Amount
Remaining 2014 (a)	$159
2015	19
2016	519
2017	19
2018	19
_______________

(a)
Outstanding borrowings of $145 million under the Company’s revolving credit facility expire in March 2018, but are classified on the balance sheet as current due to the revolving nature of the facility.

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
On March 10, 2014, Realogy Group entered into a first amendment (the “First Amendment”) to its Amended and Restated Credit Agreement, dated as of March 5, 2013. The First Amendment repriced the remaining $1,905 million of term loan issued under the Credit Agreement through a refinancing of the existing term loan with a new term loan. The interest rate with respect to the new term loan is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%. The maturity date for the new term loan remains March 5, 2020, and all other material provisions under the Credit Agreement remain unchanged.
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of March 31, 2014, the $119 million capacity under the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $59 million of letters of credit for other general corporate purposes.
The term loan facility provides for quarterly amortization payments totaling 1% per annum of the $1,905 million of term loan principal issued under the First Amendment. Payments commenced on June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.

The obligations under the Amended and Restated Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes or securitization obligations. At March 31, 2014, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility exceeded 25% of the revolving credit facility capacity and therefore the senior secured leverage ratio computation was required. At March 31, 2014, Realogy Group’s senior secured leverage ratio was 3.32 to 1.00 and the Company was in compliance with the senior secured leverage ratio covenant.
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
During the first quarter of 2014, the Company repurchased $29 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $35 million, including $1 million of accrued interest and a premium of $5 million. Additionally, the Company repurchased $15 million of its 7.875% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $16 million, including a premium of $1 million.
Unsecured Notes
The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes is payable semiannually on May 1 and November 1 of each year. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes (the "4.50% Senior Notes") in a private offering. The Company used a portion of the net proceeds from the offering to repurchase $354 million of the Company's 7.875% First and a Half Lien Notes. See Note 11, "Subsequent Events" for additional information.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $325 million and an expiration date of September 2014.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes and the First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $281 million and $276 million of underlying relocation receivables and other related relocation assets at March 31, 2014 and December 31, 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million for the three months ended March 31, 2014 and $2 million for the three months ended March 31, 2013. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.9% and 3.1% for the three months ended March 31, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the term loan First Amendment transaction and the first quarter 2014 repurchases of First and a Half Lien Notes, the Company recorded a loss on the early extinguishment of debt of $10 million during the three months ended March 31, 2014.
For the three months ended March 31, 2013, as a result of the March 2013 Amended and Restated Credit Agreement, the Company recorded a loss on the early extinguishment of debt of $3 million for the portion that qualified for debt extinguishment. In addition, the Company wrote off deferred financing costs of $2 million to interest expense for the portion that qualified as a debt modification.

6.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans available under which non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units, performance share units and other awards settleable in, or based upon, Realogy Holdings common stock may be issued to employees, consultants or directors of Realogy.
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan are 2.8 million shares and 6.8 million shares, respectively. As of March 31, 2014, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan was 0.1 million shares and 3.0 million shares, respectively.
The 2014 long-term incentive plan was adopted in February 2014 and includes a mix of options, restricted stock units and performance share units granted under the 2012 Long-Term Incentive Plan. The 2014 performance share unit awards ("PSUs") are incentives that reward grantees based upon the Company's performance over a three-year performance period ending December 31, 2016. The number of shares that may be issued under the PSU is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 200% of the target award). The shares earned will be distributed in early 2017.
The 2014 PSUs contain two performance metrics: (1) improvement in the Company's net debt leverage ratio measured as of December 31, 2016, defined as the ratio of the Company's net debt at December 31, 2016 to Adjusted EBITDA (as defined under the senior secured credit facility) for the year ending December 31, 2016, and (2) improvement in the Company's operating margin defined as Adjusted EBITDA divided by net revenues, each for the year ending December 31, 2016.
Incentive Equity Awards Granted by Realogy Holdings
A summary of option, restricted stock, restricted stock unit and performance share unit activities is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	3.22	$28.04	0.31	$35.21	0.43	$43.72	0.04	$43.93
Granted	0.14	47.49	—	—	0.47	47.53	0.31	47.49
Exercised (a) (b)	(0.03)	23.71
Vested (a)			—	—	—	—	—	—
Cancelled/Expired	—	—	—	—	—	—	—	—
Outstanding at March 31, 2014 (c)	3.33	$28.91	0.31	$35.32	0.90	$45.70	0.35	$47.09
______________

(a)	The intrinsic value of options exercised and shares vested during the three months ended March 31, 2014 was $0.8 million and $0.1 million, respectively.

(b)	Cash received from options exercised during the three months ended March 31, 2014 was $0.8 million.

(c)	Options outstanding at March 31, 2014 had an intrinsic value of $58 million and have a weighted average remaining contractual life of 8.1 years.
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

2014 Options
Grant date fair value	$20.60
Expected volatility	42.1%
Expected term (years)	6.25
Risk-free interest rate	1.8%
Dividend yield	—
Stock-Based Compensation Expense
As of March 31, 2014, there was $73 million of unrecognized compensation cost related to options, restricted stock, restricted stock units, and performance stock units under the plans. Unrecognized compensation costs for the options, restricted stock and restricted stock units will be recorded in future periods as compensation expense and have a remaining weighted average period of 2.1 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $9 million and $3 million for the three months ended March 31, 2014 and 2013, respectively.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Realogy Group approved the Realogy Group LLC Phantom Value Plan (the “Phantom Value Plan”), which was intended to provide certain of the Company's executive officers, with an incentive (the “Incentive Award”) to remain in the service of the Company, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of Realogy Group made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of the Company. Under the Phantom Value Plan, each participant was eligible to receive a cash payment in the same proportion to his or her Incentive Award as the cash received by RCIV Holdings ("RCIV"), an affiliate of Apollo, upon the sale of shares of common stock bore to $1.338 billion (the face amount of the Realogy Group convertible debt issued to RCIV in January 2011 in exchange for debt it had previously purchased). The sale of shares by RCIV in the second and third quarter of 2013 triggered payments under the Phantom Value Plan.
All of the participants elected to receive their payments in shares of common stock and therefore received unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock vest based on the participants' continued employment, on the first anniversary of issuance. The Company recognized stock compensation expense of $25 million and $17 million for the three months ended June 30, 2013 and September 30, 2013, respectively, related to the issuance of common stock. The Company also recognized $5 million related to the issuance of restricted shares of common stock during the year ended December 31, 2013. The Company recognized expense of $1 million during the three months ended March 31, 2014 and will recognize $1 million in the next quarter as restricted shares continue to vest.

7.	TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES
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
The due to former parent balance was $63 million at March 31, 2014 and December 31, 2013. At March 31, 2014, the due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

8.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings (loss) per share is computed based on net income (loss) available to Realogy Holdings stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.
The Company was in a net loss position for three months ended March 31, 2014 and 2013, and therefore the impact of stock options, restricted stock, restricted stock units and performance share units were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2014 and 2013, the number of shares of common stock issuable for stock options, restricted stock, restricted stock units, and performance stock units was 4.9 million and 3.3 million, respectively.

9.	COMMITMENTS AND CONTINGENCIES
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

•
concerning claims for alleged RESPA or state real estate law violations including but not limited to claims challenging the validity of sales associates indemnification, administrative fees and penalties related to classification practices;

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

CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and November 8, 2013, the Court of Appeals denied the Petition.
On March 25, 2014, the Court denied plaintiff’s motion to invalidate, for purposes of this litigation, binding arbitration clauses in independent contractor agreements executed by putative members of the class following the commencement of the litigation. Accordingly, individuals who executed agreements with arbitration provisions will no longer be members of the putative class, except for those putative class members who, by agreement, expressly opted to preserve the ability to remain in this litigation. Plaintiffs are in the process of filing a Writ of Mandate with the California Court of Appeals seeking its discretionary review of the Court's decision to deny plaintiff's motion for immediate appeal. The case is now in the discovery phase, but discovery has been stayed pending resolution of the plaintiff’s Writ of Mandate.
The case raises significant classification claims that potentially apply to the real estate industry in general and that have not been previously challenged in any significant manner in California or other jurisdictions. As with all class action litigation, the case is inherently complex and subject to many uncertainties. We believe that CBRBC has properly classified the current and former affiliated sales associates. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies. Given the early stage of this case, the novel claims and issues presented and the great uncertainties regarding which sales associates, if any, may be part of a class, if one is certified, we cannot estimate a range of reasonably potential losses for this litigation. The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $6 million at March 31, 2014.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at March 31, 2014 and December 31, 2013. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to the Company’s customers, it administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled $439 million and $271 million at March 31, 2014 and December 31, 2013, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

10.	SEGMENT INFORMATION
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

	Revenues (a) (b)
	Three Months Ended March 31,
	2014	2013
Real Estate Franchise Services	$144	$135
Company Owned Real Estate Brokerage Services	750	686
Relocation Services	86	87
Title and Settlement Services	81	100
Corporate and Other (c)	(54)	(51)
Total Company	$1,007	$957
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $54 million and $51 million for the three months ended March 31, 2014 and 2013, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $7 million and $8 million for the three months ended March 31, 2014 and 2013, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Three Months Ended March 31,
	2014	2013
Real Estate Franchise Services	$79	$72
Company Owned Real Estate Brokerage Services	(20)	(8)
Relocation Services	7	10
Title and Settlement Services	(5)	4
Corporate and Other	(25)	(15)
Total Company	$36	$63
Less:
Depreciation and amortization	46	42
Interest expense, net	70	89
Income tax (benefit) expense	(34)	7
Net loss attributable to Realogy Holdings and Realogy Group	$(46)	$(75)
_______________

(a)
Includes $10 million related to the loss on early extinguishment of debt, $1 million related to the Phantom Value Plan and a net cost of $1 million of former parent legacy items for the three months ended March 31, 2014 compared to $3 million related to the loss on early extinguishment of debt and a net cost of $1 million of former parent legacy items for the three months ended March 31, 2013.

11.	SUBSEQUENT EVENTS
April 2014 Issuance of 4.50% Senior Notes and Related Repurchase of 7.875% First and a Half Lien Notes
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The Company used a portion of the $444 million of net proceeds from the offering to repurchase $354 million of the 7.875% First and a Half Lien Notes and to pay related premiums of $33 million as well as related fees and expenses. After the first quarter 2014 open market repurchases and the April 2014 repurchases with the net proceeds from the issuance of the 4.50% Senior Notes, there are approximately $331 million of 7.875% First and a Half Lien Notes outstanding. The Company intends to use the remaining net proceeds from the offering of the 4.50% Senior Notes for working capital and general corporate purposes. The Company may also use such proceeds to repay existing secured notes from time to time, through either tender offers, redemptions, purchases in privately negotiated transactions, open market purchases, or a combination thereof, and to pay the fees and expenses related thereto.
The 4.50% Senior Notes are unsecured senior obligations of the Company that will mature on April 15, 2019. The 4.50% Senior Notes bear interest at a rate of 4.50% per annum. Interest on the 4.50% Senior Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing October 15, 2014. The 4.50% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes, the First and a Half Lien Notes and the 3.375% Notes. The 4.50% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2013 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Forward-Looking Statements" in this report and "Forward-Looking Statements" and "Risk Factors" in our 2013 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty®, and Better Homes and Gardens® Real Estate brand names. As of March 31, 2014, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 247,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 103 other countries and territories around the world, which included approximately 710 of our company owned and operated brokerage offices with approximately 42,600 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby's International Realty®, ERA® and Citi Habitats brand names in more than 40 of the 100 largest metropolitan areas in the U.S.

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

RECENT DEVELOPMENTS
First Amendment to the Senior Secured Credit Facility
On March 10, 2014, the Company entered into the first amendment to its senior secured credit facility. The first amendment repriced the $1,905 million term loan under the senior secured credit facility through a refinancing of the existing term loan with a new term loan. The interest rate with respect to the new term loan is based on, at the Company’s option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%). The maturity date for the new term loan remains March 5, 2020. The interest rate under the new term loan is 75 basis points (assuming LIBOR remains under 0.75%) lower than the rate under the previous term loan and Realogy expects to reduce its annual cash interest expense by approximately $14 million as a result of the repricing.
First Quarter 2014 Purchases of 7.875% First and a Half Lien Notes and 9.00% First and a Half Lien Notes
During the first quarter of 2014, the Company made open market purchases of approximately $29 million of the 9.00% First and a Half Lien Notes and approximately $15 million of the 7.875% First and a Half Lien Notes for an aggregate purchase price of $50 million, plus accrued interest to the purchase dates.

April 2014 Issuance of 4.50% Senior Notes and Related Repurchase of 7.875% First and a Half Lien Notes
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The Company used a portion of the net proceeds from the offering of the 4.50% Senior Notes of $444 million to repurchase $354 million of Realogy Group's 7.875% First and a Half Lien Notes and to pay related premiums of $33 million as well as related fees and expenses. After the first quarter 2014 open market repurchases and the April 2014 repurchases with the net proceeds from the issuance of the 4.50% Senior Notes, there are approximately $331 million of 7.875% First and a Half Lien Notes outstanding. The Company intends to use the remaining net proceeds from the offering of the 4.50% Senior Notes for working capital and general corporate purposes. The Company may also use such proceeds to repay existing secured notes from time to time, through either tender offers, redemptions, purchases in privately negotiated transactions, open market purchases, or a combination thereof, and to pay the fees and expenses related thereto.
The 4.50% Senior Notes are unsecured senior obligations of the Company and will mature on April 15, 2019. The Notes bear interest at a rate of 4.50% per annum. Interest on the 4.50% Senior Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing October 15, 2014.
* * *
CURRENT INDUSTRY TRENDS
Beginning in 2012, the residential real estate industry began a recovery that continued into 2013. We believe that the improvement was reflective of a continuing housing market recovery driven by high affordability of home ownership and demand that has built up during an extended period of economic uncertainty, as well as historically low interest rates, lower home inventory levels leading to increases in homesale prices and a reduction in distressed properties on the market. According to NAR, in 2012 existing homesale transactions increased 9% and average existing homesale price increased 5% compared to 2011. In 2013, existing homesale transactions increased a further 9% and average existing homesale price increased a further 9% compared to 2012. This recovery followed a lengthy downturn which began in the second half of 2005 and continued through 2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%.
So far in 2014, we have seen an increase in demand at the high end of the housing market coinciding with low inventory levels in those markets causing the average homesale price to increase. At the low end of the market, we believe there has been limited first time buyer activity due to various factors, including a continuation of difficult mortgage underwriting standards, increased down payment requirements, the impact of a slow growth economy and low inventory levels. These factors have resulted in a shift in the mix of business towards higher-priced homes and a year-over-year decrease in the total number of homesale transactions in the first quarter.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.0 million homes at the end of March 2014 and is 3% above March 2013. The March 2014 inventory represents a national average supply of 5.2 months at the current homesales pace which represents a lower than normal level of inventory. For the first three months of 2014, NAR reported in their monthly Realtor Confidence Survey that first time home buyers accounted for 28% of transactions compared to 34% for the period from August 2009 (when NAR began compiling this information) through December 2013.
For 2014, NAR is forecasting that existing homesale transactions will decrease 3% and median existing homesale price will increase 6% compared to 2013, and Fannie Mae is forecasting that existing homesale transactions will decrease 1% and median existing homesale price will increase 5% in 2014 compared to 2013. For 2015, NAR is forecasting that existing homesale transactions will increase 7% and median existing homesale price will increase 4%, and Fannie Mae is forecasting that existing homesale transactions and median existing homesale price will increase 4% and 5%, respectively.
As reported by NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The annual composite housing affordability index was 176 as of February 2014, 176 for 2013 and 197 for 2012. The housing affordability index has moderated as housing prices have increased over the past two years; however, the overall level of this index is still higher than the average of 117 for the period from 1970 through 2005 and could continue to be a favorable factor in the housing recovery. In addition, as rental prices have continued to rise, the cost of owning a home is lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.

Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.0% for 2011 through 2013. Although the average mortgage rate increased during 2013, the mortgage rate of 4.3% at March 2014 continues to be historically low. In addition, consumers have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30 year fixed rate mortgage.
Partially offsetting the positive impact of low mortgage rates are conservative mortgage underwriting standards, increased down payment requirements and certain homeowners having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing slightly, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Homesales
According to NAR, homesale transactions for 2013 increased to 5.1 million homes or 9% compared to 2012 despite modest economic growth during 2013. For the three months ended March 31, 2014, RFG and NRT homesale transactions decreased 3% and 2%, respectively, due to a decrease in homebuyer activity compared to the first quarter of 2013; however, the decrease in Company's homesale transactions was less than those reported by NAR and Fannie Mae for the first quarter which we believe is due to mix of business as we sold more higher priced homes as a percentage of our total transactions in the first quarter of 2014 compared to the same period in 2013. The quarterly and annual year over year trends in homesale transactions are as follows:

			2014 vs. 2013
	Full Year 2013 vs. 2012		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year 2014 vs. 2013 Forecast
Number of Homesales
Industry
NAR	9%	(a)	(7)%	(a)	(7)%	(b)	(3)%	(b)	5%	(b)	(3)%	(b)
Fannie Mae (c)	9%		(7)%		(2)%		(2)%		8%		(1)%
Realogy
Real Estate Franchise Services	10%		(3)%
Company Owned Real Estate Brokerage Services	9%		(2)%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting a 3% decrease and Fannie Mae is forecasting a 1% decrease in existing homesale transactions in 2014 compared to 2013. For 2015, NAR and Fannie Mae are forecasting an increase in existing homesale transactions of 7% and 4%, respectively, compared to 2014.

Homesale Price
In 2013, the percentage change in the average price of homes brokered by RFG and NRT increased 9% and 6%, respectively. For the three months ended March 31, 2014 compared to the same period in 2013, average homesale price was up 12% for RFG and 14% for NRT. For RFG and NRT, these increases were higher than the percentage change in home price reported by Fannie Mae and NAR as both RFG and NRT average sales price are benefiting from increased activity at the high end of the market. RFG’s average sales price increase was largely due to the mix of business as the volume of activity for Sotheby’s International Realty franchisees continued to increase. NRT's increase in average sales price is due to NRT's concentration in major metropolitan areas and higher-than-average national sales price. We believe that the continued improvement in price in 2013 and early 2014 is due to the low level of home inventory in many markets as well as the increase in demand. The quarterly and annual year-over-year trends in the price of homes are as follows:

			2014 vs. 2013
	Full Year 2013 vs. 2012		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year 2014 vs. 2013 Forecast
Price of Homes
Industry
NAR	9%	(a)	7%	(a)	7%	(b)	5%	(b)	5%	(b)	6%	(b)
Fannie Mae (c)	11%		10%		5%		4%		5%		5%
Realogy
Real Estate Franchise Services	9%		12%
Company Owned Real Estate Brokerage Services	6%		14%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are forecasting an increase in median existing homesale price in 2014 of 6% and 5%, respectively, compared to 2013. For 2015, NAR and Fannie Mae are forecasting an increase of 4% and 5%, respectively, in median existing homesale price compared to 2014.
* * *
Other Housing Factors
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, historically low interest rates, job growth, the inherent attributes of homeownership vs. renting and the increasingly influential local housing dynamics of supply vs. demand. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates due to increases in long term interest rates as well as reduced availability of mortgage financing;

•	insufficient inventory levels leading to lower unit sales;

•	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase homes;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	reduced affordability of homes;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	economic instability stemming from ongoing high levels of U.S. debt;

•	a decline in home ownership levels in the U.S.;

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
* * *
While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR historical data is subject to periodic review and revision and these revisions could be material.  NAR and Fannie Mae generally update their forecasts on a monthly basis and a subsequent forecast may change materially from a forecast that was previously issued. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period could materially differ.
KEY DRIVERS OF OUR BUSINESSES
Within our Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction and (iv) net effective royalty rate which represents the average percentage of our franchisees’ commission revenues payable to our Real Estate Franchise Services segment, net of volume incentives achieved.
From 2007 through December 2013, the average broker commission rate remained fairly stable; however, we expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. A continuing housing recovery should result in an increase in our revenues but could put downward pressure on brokerage commissions, which could negatively impact the rate of revenue growth.
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
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, they are excluded from the calculation of the net effective royalty rate, which we believe provides a more meaningful average for typical franchisees. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 16 basis points for the year ended December 31, 2013. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of excluding these non-standard incentives from the net effective royalty rate will decrease accordingly.
Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by our Company Owned Real Estate Brokerage Services segment. Such share of commissions earned by sales associates varies by region and can increase as sales associates increase their level of homesale transactions. Commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker.
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of our Title and Settlement Services segment, however, the financial results are not significantly impacted by a change in homesale price. In addition, an increase in mortgage rates will most likely have a negative impact on refinancing title and closing units.
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

The following table presents our drivers for the three months ended March 31, 2014 and 2013. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	For Three Months Ended March 31,
	2014	2013	% Change
Real Estate Franchise Services (a)
Closed homesale sides	203,972	209,779	(3%)
Average homesale price	$236,711	$210,919	12%
Average homesale broker commission rate	2.53%	2.56%	(3) bps
Net effective royalty rate	4.49%	4.57%	(8) bps
Royalty per side	$282	$258	9%
Company Owned Real Estate Brokerage Services
Closed homesale sides	56,685	58,060	(2%)
Average homesale price	$489,053	$427,812	14%
Average homesale broker commission rate	2.50%	2.52%	(2) bps
Gross commission income per side	$13,041	$11,630	12%
Relocation Services
Initiations	37,898	35,951	5%
Referrals	16,496	15,677	5%
Title and Settlement Services
Purchase title and closing units	20,775	21,506	(3%)
Refinance title and closing units	7,199	24,500	(71%)
Average fee per closing unit	$1,715	$1,322	30%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.
RESULTS OF OPERATIONS
Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. EBITDA is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented on our Condensed Consolidated Statements of Operations. Our presentation of EBITDA may not be comparable to similarly-titled measures used by other companies. As discussed above under "Industry Trends," our results of operations are significantly impacted by industry and economic factors that are beyond our control.
Three Months Ended March 31, 2014 vs. Three Months Ended March 31, 2013
Our consolidated results comprised the following:

	For Three Months Ended March 31,
	2014	2013	Change
Net revenues	$1,007	$957	$50
Total expenses (1)	1,084	1,033	51
Loss before income taxes, equity in earnings and noncontrolling interests	(77)	(76)	(1)
Income tax (benefit) expense	(34)	7	(41)
Equity in (earnings) losses of unconsolidated entities	3	(9)	12
Net loss	(46)	(74)	28
Less: Net income attributable to noncontrolling interests	—	(1)	1
Net loss attributable to Realogy Holdings and Realogy Group	$(46)	$(75)	$29
_______________

(1)
Total expenses for the three months ended March 31, 2014 includes $10 million related to the loss on the early extinguishment of debt, $1 million related to the Phantom Value Plan and $1 million of former parent legacy costs. Total expenses for the three months ended March 31, 2013 includes $3 million related to the loss on the early extinguishment of debt and $1 million of former parent legacy costs.

Net revenues increased $50 million (5%) for the three months ended March 31, 2014 compared with the three months ended March 31, 2013, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily driven by an increase in homesale price partially offset by lower refinancing transactions at the Title and Settlement Services segment.
Total expenses increased $51 million (5%) primarily due to:

•
a $46 million increase in commission and other sales associate-related costs, due to the increase in revenue and the impact of a higher proportion of transactions occurring in regions with less favorable commission splits;

•
a $12 million increase in operating and general and administrative expenses driven by a $9 million increase in employee related costs and $2 million of operating costs primarily related to NRT brokerage acquisitions completed in late 2013 and early 2014; and

•
a $7 million increase in the loss on the early extinguishment of debt related to the Company's amendment to the term loan and the repurchase of a portion of the First and a Half Lien Notes through open market purchases;

partially offset by,

•
a $19 million decrease in interest expense for the three months ended March 31, 2014 compared to the three months ended March 31, 2013 as a result of a reduction in total outstanding indebtedness as well as a lower weighted average interest rate due to refinancing activities.

Equity in earnings of unconsolidated entities decreased $12 million primarily related to lower earnings from our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume as well as a decrease in margins in the mortgage origination business.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income (loss) before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was a benefit of $34 million for the three months ended March 31, 2014 compared to an expense of $7 million for the three months ended March 31, 2013. In 2013, the Company did not record a federal income tax benefit due to a full valuation allowance for domestic operations.  At December 31, 2013, the Company evaluated all available positive and negative evidence and determined that substantially all of the valuation allowance associated with U.S. federal and certain state deferred tax assets should be reversed.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31, 2014 and 2013:

	Revenues (a)			EBITDA (b)			Margin
	2014	2013	% Change	2014	2013	% Change	2014	2013	Change
Real Estate Franchise Services	$144	$135	7%	$79	$72	10%	55%	53%	2
Company Owned Real Estate Brokerage Services	750	686	9	(20)	(8)	(150)	(3)	(1)	(2)
Relocation Services	86	87	(1)	7	10	(30)	8	11	(3)
Title and Settlement Services	81	100	(19)	(5)	4	(225)	(6)	4	(10)
Corporate and Other	(54)	(51)	*	(25)	(15)	*
Total Company	$1,007	$957	5%	$36	$63	(43)%	4%	7%	(3)
Less: Depreciation and amortization				46	42
Interest expense, net				70	89
Income tax (benefit) expense				(34)	7
Net loss attributable to Realogy Holdings and Realogy Group				$(46)	$(75)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $54 million and $51 million during the three months ended March 31, 2014 and 2013, respectively.

(b)
EBITDA Corporate and Other for the three months ended March 31, 2014 includes $10 million related to the loss on early extinguishment of debt, $1 million related to the Phantom Value Plan and $1 million of former parent legacy costs. EBITDA Corporate and Other for the three months ended March 31, 2013 includes $3 million related to the loss on early extinguishment of debt and $1 million of former parent legacy costs. Excluding the items noted above, the Total Company margin would have been 5% and 7% for the three months ended March 31, 2014 and 2013, respectively.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 3 percentage points to 4% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a $16 million decrease in refinancing revenue at our Title and Settlement Services segment, a $12 million decrease in earnings from our investment in PHH Home Loans, a $7 million increase in the loss on the early extinguishment of debt related to the Company's amendment to the term loan and repurchase of a portion of our First and a Half Lien Notes through open market purchases, partially offset by improved margins at the Real Estate Franchise Services segment due to higher homesale price.
On a segment basis, the Real Estate Franchise Services segment margin increased 2 percentage points to 55% from 53%. The three months ended March 31, 2014 reflected increases in franchisee royalty revenue due to an increase in homesale price. The Company Owned Real Estate Brokerage Services segment margin decreased 2 percentage points to negative 3% from negative 1% in the prior period due to lower PHH Home Loans earnings of $12 million compared to the 2013 first quarter as a result of the significant decrease in refinancing transaction volume and higher operating expenses primarily as a result of recently completed brokerage operations, partially offset by an increase in homesale transaction volume. The Relocation Services segment margin decreased 3 percentage points to 8% from 11% in the comparable prior period primarily due to the net impact resulting from foreign currency exchange rate losses in the first quarter of 2014 compared to gains in the first quarter of 2013. The Title and Settlement Services segment margin decreased 10 percentage points to negative 6% from 4% due to a significant decrease in refinancing transactions as well as a decrease in underwriter revenue.
Corporate and Other EBITDA for the three months ended March 31, 2014 decreased $10 million to negative $25 million primarily due to a $7 million increase in the loss on the early extinguishment of debt related to the Company's amendment to the term loan and the repurchase of First and a Half Lien Notes through open market purchases. In addition, the Company recorded a $2 million increase in employee related costs.
Real Estate Franchise Services
Revenues increased $9 million to $144 million and EBITDA increased $7 million to $79 million for the three months ended March 31, 2014 compared with the same period in 2013.
The increase in revenue was primarily driven by a $3 million increase in third-party domestic franchisee royalty revenue due to a 12% increase in the average homesale price, partially offset by a 3% decrease in the number of homesale transactions along with a 2% lower net effective royalty rate driven by our larger affiliates continuing to achieve higher volume levels as well as a shift in volume amongst our brands which operate under different royalty rate arrangements, and $2 million related to international revenue. Marketing revenue decreased $1 million and marketing expense decreased $2 million, primarily due to lower advertising spending in the first quarter of 2014 compared with the same period in 2013.
The increase in revenue was also attributable to a $4 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $51 million and $47 million during the first quarter of 2014 and 2013, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to this period-over-period revenue increase for the Real Estate Franchise Services segment.
The $7 million increase in EBITDA was principally due to the $7 million increase in domestic royalty revenues, $2 million increase in international revenue and the net $1 million impact of marketing activities discussed above, partially offset by a $3 million increase in employee related costs.

Company Owned Real Estate Brokerage Services
Revenues increased $64 million to $750 million and EBITDA decreased $12 million to negative $20 million for the three months ended March 31, 2014 compared with the same period in 2013. EBITDA in the first quarter has historically been negative as we usually generate our lowest revenue during the first quarter whereas our operating expenses (other than sales associate commissions and royalties paid to Real Estate Franchise Services) are more evenly spread throughout the year.
The increase in revenues of $64 million was due to higher commission income earned on homesale transactions which was primarily driven by a 14% increase in the average price of homes, partially offset by a 2% decrease in the number of homesale transactions. The 14% increase in the average price of homes is benefiting from increased activity at the high end of the market. The 2% decrease in homesale transactions was due to lower activity in most of the geographic regions we serve. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA decreased $12 million primarily due to the $64 million increase in revenues discussed above, offset by:

•
a $46 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues and the impact of a higher proportion of transactions occurring in regions with less favorable commission splits;

•
a $12 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume. Rising interest rates have significantly slowed mortgage refinancings, resulting in downward pressure on margins for mortgage lenders;

•	an $8 million increase in other operating expense primarily related to acquisitions completed in the fourth quarter of 2013 and first quarter of 2014;

•	a $5 million increase in employee related costs;

•	a $4 million increase in royalties paid to the Real Estate Franchise Services segment; and

•	a $2 million increase in marketing expenses primarily due to additional advertising initiatives.
Relocation Services
Revenues decreased $1 million to $86 million and EBITDA decreased $3 million to $7 million for the three months ended March 31, 2014 compared with the same quarter in 2013.
The decrease in revenues was primarily driven by a $2 million decrease in relocation revenue due to lower domestic relocation volume and a $1 million decrease in at-risk revenue due to lower transaction volume, partially offset by a $2 million increase in other referral commission fees primarily due to growth in affinity transaction volume.
EBITDA decreased $3 million as a result of a $2 million net impact resulting from foreign currency exchange rate losses in the first quarter of 2014 compared to gains in the first quarter of 2013 and the $1 million decrease in revenues discussed above.
Title and Settlement Services
Revenues decreased $19 million to $81 million and EBITDA decreased $9 million to negative $5 million for the three months ended March 31, 2014 compared with the same quarter in 2013.
The decrease in revenues was primarily driven by a $16 million decrease in refinancing revenue and a $2 million decrease in underwriter revenue. Refinance title and closing units decreased 71% and resale title and closing units decreased 3% while average price per closing increased 30% for the quarter ended March 31, 2014 compared with the same quarter in 2013 as a result of a shift in business to resale activities where we earn a higher fee.
EBITDA decreased $9 million as a result of the $19 million decrease in revenues discussed above, partially offset by a $10 million decrease in variable operating costs as a result of a decrease in refinancing and underwriter transactions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2014	December 31, 2013	Change
Total assets	$7,227	$7,326	$(99)
Total liabilities	5,252	5,313	(61)
Total equity	1,975	2,013	(38)
For the three months ended March 31, 2014, total assets decreased $99 million primarily as a result of a $117 million decrease in cash and cash equivalents due to the repurchase of $44 million of First and a Half Lien Notes through open market purchases, $23 million of acquisition related payments and the payment of 2013 bonuses in the first quarter of 2014. In addition, franchise agreements and other intangibles decreased by $17 million and $3 million, respectively, due to amortization, partially offset by a $37 million increase in goodwill and other intangibles from acquisitions by our Company Owned Brokerage Services segment.
Total liabilities decreased $61 million due to a $58 million reduction in securitization obligations, a $91 million reduction in accrued expenses and other current liabilities primarily due to the payment of 2013 bonuses in the first quarter of 2014 and the repurchase of $44 million of First and a Half Lien Notes. These decreases were partially offset by a $15 million increase in accounts payable and an increase in revolver borrowings of $145 million.
Total equity decreased $38 million primarily due to the $46 million net loss for the three months ended March 31, 2014, partially offset by $9 million of additional paid in capital related to stock-based compensation.
Liquidity and Capital Resources
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes and the debt transactions completed during 2013 and the first quarter of 2014, our outstanding indebtedness has been reduced by approximately $3.2 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) an unanticipated increase in LIBOR or ABR, as well as (iii) our inability to access our relocation securitization programs.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our recent indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013 and expect this to continue in 2014. We intend to use future cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We believe that we are experiencing a recovery in the residential real estate market; however, we are not certain of the length, timing or improvement level that may be associated with this recovery. Moreover, if the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during a seasonal slowdown. Consequently, our debt balances are generally at their highest levels at or around the end of the first quarter of every year.
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
Cash Flows
At March 31, 2014, we had $119 million of cash and cash equivalents, a decrease of $117 million compared to the balance of $236 million at December 31, 2013. The following table summarizes our cash flows for the three months ended March 31, 2014 and 2013:

	Three Months Ended March 31,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$(110)	$(43)	$(67)
Investing activities	(37)	(16)	(21)
Financing activities	30	50	(20)
Effects of change in exchange rates on cash and cash equivalents	—	(1)	1
Net change in cash and cash equivalents	$(117)	$(10)	$(107)
For the three months ended March 31, 2014, $67 million more cash was used by operating activities compared to the same period in 2013. For the three months ended March 31, 2014, $110 million of cash was used by operating activities primarily due to negative cash flows from operating results of $9 million, as well as a $79 million decrease in accounts payable, accrued expenses and other liabilities primarily due to the payment of the 2013 bonus in the first quarter of 2014, whereas substantially all of the 2012 bonus was paid in December 2012, and an increase of $7 million and $10 million in relocation receivables and trade receivables, respectively. In addition, no cash dividends were received from PHH Home Loans for the three months ended March 31, 2014. For the three months ended March 31, 2013, $43 million of cash was used in operating activities primarily due to negative cash flows from operating results of $24 million after $92 million of cash interest payments as well as a decrease in accounts payable, accrued expenses and other liabilities of $39 million primarily due to a decrease in accrued interest as a result of reduced indebtedness following our initial public offering and change in timing of interest payments, partially offset by cash dividends received from PHH Home Loans of $15 million and a decrease in trade receivables of $3 million and relocation properties held for sale of $4 million.
We received no cash dividends from PHH Home Loans during the three months ended March 31, 2014 and $15 million during the three months ended March 31, 2013. We expect that PHH Home Loans will continue to generate annual earnings and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will fluctuate and will be dependent upon the financial results of PHH Home Loans.
For the three months ended March 31, 2014, we used $21 million more cash for investing activities compared to the same period in 2013. For the three months ended March 31, 2014, $37 million of cash was primarily used for $23 million of acquisition related payments and $13 million of property and equipment additions, partially offset by a $4 million decrease in restricted cash. For the three months ended March 31, 2013, $16 million of cash was used for $12 million of property and equipment additions, $2 million of acquisition related payments and a $2 million increase in restricted cash.
For the three months ended March 31, 2014, $20 million less cash was provided by financing activities compared to the same period in 2013. For the three months ended March 31, 2014, $30 million of cash was provided by an increase in net revolver borrowings of $145 million, partially offset by $58 million of net securitization obligation repayments, the repurchase of $44 million of First and a Half Lien Notes and $9 million of other financing related payments. For the three months ended March 31, 2013, $50 million of cash was provided as a result of $79 million of additional proceeds from the extension of the term loan facility and $25 million from an increase in revolver borrowings, partially offset by the payment of $22 million of debt issuance costs and $21 million of securitization obligation repayments.

Financial Obligations
Indebtedness Table
As of March 31, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$145	$305
Term loan facility	(3)	March 2020	1,901	1,884	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes (4)	7.875%	February 2019	685	685	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Securitization Obligations: (5)
Apple Ridge Funding LLC		September 2014	325	177	148
Cartus Financing Limited (6)		Various	67	17	50
			$4,742	$4,197	$503
_______________

(1)
The available capacity under this facility was reduced by $25 million of outstanding letters of credit. On May 1, 2014, the Company had $100 million outstanding on the revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $350 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,901 million term loan, less a discount of $17 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The Company used the net proceeds from the offering of the Notes of $444 million to repurchase $354 million of the Company's 7.875% First and a Half Lien Notes.

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
On March 10, 2014, Realogy Group entered into a first amendment (the "First Amendment") to its Amended and Restated Credit Agreement, dated as of March 5, 2013. The First Amendment repriced the remaining $1,905 million of term loan issued under the Credit Agreement through a refinancing of the existing term loan with a new term loan. The interest rate with respect to the new term loan is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%. The maturity date for the new term loan remains March 5, 2020, and all other material provisions under the Credit Agreement remain unchanged.
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. As of March 31, 2014, the $119 million capacity under the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $59 million of letters of credit for other general corporate purposes.
The term loan facility provides for quarterly amortization payments totaling 1% per annum of the $1,905 million of term loan principal issued under the First Amendment. Payments commenced on June 30, 2013, with the balance payable upon the final maturity date. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s senior secured credit facility contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes or securitization obligations. At March 31, 2014, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility exceeded 25% of the revolving credit facility capacity and therefore the senior secured leverage ratio computation was required. At March 31, 2014, Realogy Group’s senior secured leverage ratio was 3.32 to 1.00 and the Company was in compliance with the senior secured leverage ratio covenant.
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
During the first quarter of 2014, the Company repurchased $29 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $35 million, including $1 million of accrued interest and a premium of $5 million. Additionally, the Company repurchased $15 million of its 7.875% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $16 million, including a premium of $1 million.
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The Company used a portion of the $444 million of net proceeds from the offering to repurchase $354 million of the Company's 7.875% First and a Half Lien Notes and to pay related premiums of $33 million as well as related fees and expenses.
Unsecured Notes
The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes is payable semiannually on May 1 and November 1 of each year. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes and the First and a Half Lien Notes. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. As discussed above, the Company used a portion of the net proceeds from the offering of the 4.50% Senior Notes of $444 million to repurchase $354 million of the Company's 7.875% First and a Half Lien Notes and to pay related premiums of $33 million as well as related fees and expenses. The Company intends to use the remaining net proceeds from the offering of the 4.50% Senior Notes for working capital and general corporate purposes. The Company may also use such proceeds to repay existing secured notes from time to time, through either tender offers, redemptions, purchases in privately negotiated transactions, open market purchases, or a combination thereof, and to pay the fees and expenses related thereto.
The 4.50% Senior Notes are unsecured senior obligations of the Company that will mature on April 15, 2019. The 4.50% Senior Notes bear interest at a rate of 4.50% per annum. Interest on the 4.50% Senior Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1 immediately preceding the interest payment date on April 15 and October 15 of each year, commencing October 15, 2014. The 4.50% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the senior secured credit facility, the First Lien Notes, the First and a Half Lien Notes and the 3.375% Notes. The 4.50% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC, a securitization program with a borrowing capacity of $325 million and an expiration date of September 2014.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes, the First and a Half Lien Notes and the 4.50% Senior Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $281 million and $276 million of underlying relocation receivables and other related relocation assets at March 31, 2014 and December 31, 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million for the three months ended March 31, 2014 and $2 million for the three months ended March 31, 2013. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.9% and 3.1% for the three months ended March 31, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the term loan First Amendment transaction and the first quarter 2014 repurchases of First and a Half Lien Notes, the Company recorded a loss on the early extinguishment of debt of $10 million during the three months ended March 31, 2014.
For the three months ended March 31, 2013, as a result of the March 2013 Amended and Restated Credit Agreement, the Company recorded a loss on the early extinguishment of debt of $3 million for the portion that qualified for debt extinguishment. In addition, the Company wrote off deferred financing costs of $2 million to interest expense for the portion that qualified as a debt modification.
Covenants under the Senior Secured Credit Facility and Indentures
The senior secured credit facility and the indentures governing the First Lien Notes, First and a Half Lien Notes, the 3.375% Senior Notes and the 4.50% Senior Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:

•	incur or guarantee additional debt or issue disqualified stock or preferred stock;

•	pay dividends or make distributions to Realogy Group’s stockholders, including Realogy Holdings;

•	repurchase or redeem capital stock;

•	make loans, investments or acquisitions;

•	incur restrictions on the ability of certain of Realogy Group's subsidiaries to pay dividends or to make other payments to Realogy Group;

•	enter into transactions with affiliates;

•	create liens;

•	merge or consolidate with other companies or transfer all or substantially all of Realogy Group's and its material subsidiaries' assets;

•	transfer or sell assets, including capital stock of subsidiaries; and

•	prepay, redeem or repurchase subordinated indebtedness.
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the senior secured credit facility requires us to maintain a senior secured leverage ratio in certain circumstances. See "Financial Obligations—Senior Secured Credit Facility" for additional information.

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

A reconciliation of net income (loss) attributable to Realogy Group to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2014 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2013	March 31, 2013	December 31, 2013	March 31, 2014	March 31, 2014
Net income (loss) attributable to Realogy Group (a)	$438	$(75)	$513	$(46)	$467
Income tax (benefit) expense	(242)	7	(249)	(34)	(283)
Income (loss) before income taxes	196	(68)	264	(80)	184
Interest expense, net	281	89	192	70	262
Depreciation and amortization	176	42	134	46	180
EBITDA (b)	653	63	590	36	626
Covenant calculation adjustments:
Restructuring costs and former parent legacy benefit, net (c)					—
Loss on the early extinguishment of debt					76
Pro forma effect of business optimization initiatives (d)					12
Non-cash charges (e)					44
Pro forma effect of acquisitions and new franchisees (f)					17
Fees for secondary equity offerings					2
Incremental securitization interest costs (g)					4
Adjusted EBITDA					$781
Total senior secured net debt (h)					$2,590
Senior secured leverage ratio					3.32	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $84 million for the second quarter of 2013, (ii) income of $109 million for the third quarter of 2013, (iii) income of $320 million for the fourth quarter of 2013 and (iv) a loss of $46 million for the first quarter of 2014.

(b)
EBITDA consists of: (i) $204 million for the second quarter of 2013, (ii) $236 million for the third quarter of 2013, (iii) $150 million for the fourth quarter of 2013 and (iv) $36 million for the first quarter of 2014.

(c)	Consists of $4 million of restructuring costs offset by a net benefit of $4 million of former parent legacy items.

(d)
Represents the twelve-month pro forma effect of business optimization initiatives including $7 million related to business cost cutting initiatives, $2 million related to our Relocation Services integration costs, $2 million related to vendor renegotiations and $1 million of other items.

(e)
Represents the elimination of non-cash expenses, including $67 million of stock-based compensation expense and $3 million of other items less $26 million for the change in the allowance for doubtful accounts and notes reserves from April 1, 2013 through March 31, 2014.

(f)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on April 1, 2013. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2013.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2014.

(h)
Represents total borrowings under the senior secured credit facility and borrowings secured by a first priority lien on our assets of $2,639 million plus $18 million of capital lease obligations less $67 million of readily available cash as of March 31, 2014. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes our securitization obligations or unsecured indebtedness, including the 3.375% Senior Notes and the 4.50% Senior Notes.

Set forth in the table below is a reconciliation of net loss attributable to Realogy Group to Adjusted EBITDA for the three-month periods ended March 31, 2014 and 2013:

	Three Months Ended
	March 31, 2014	March 31, 2013
Net loss attributable to Realogy	$(46)	$(75)
Income tax (benefit) expense	(34)	7
Loss before income taxes	(80)	(68)
Interest expense, net	70	89
Depreciation and amortization	46	42
EBITDA	36	63
Former parent legacy costs, net	1	1
Loss on the early extinguishment of debt	10	3
Non-cash charges	2	(2)
Pro forma effect of business optimization initiatives	2	4
Pro forma effect of acquisitions and new franchisees	1	1
Incremental securitization interest costs	1	1
Adjusted EBITDA	$53	$71
Contractual Obligations
The following table summarizes our future contractual obligations as of March 31, 2014:

	Remaining
	2014	2015	2016	2017	2018	Thereafter	Total
Revolving credit facility (a)	$—	$—	$—	$—	$145	$—	$145
Term loan facility (b)	14	19	19	19	19	1,811	1,901
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	685	685
9.00% First and a Half Lien Notes	—	—	—	—	—	196	196
3.375% Senior Notes	—	—	500	—	—	—	500
Interest payments on long-term debt (c)	145	228	223	203	187	198	1,184
Securitized obligations (d)	194	—	—	—	—	—	194
Operating leases (e)	107	118	78	57	35	132	527
Capital leases (including imputed interest)	6	7	5	2	—	—	20
Purchase commitments (f)	50	28	14	9	8	248	357
Total (g) (h) (i)	$516	$400	$839	$290	$394	$3,863	$6,302
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

(c)
Interest payments are based on applicable interest rates in effect at March 31, 2014 and include the impact of derivative instruments designed to fix the interest rate of a portion of the Company's variable rate debt.

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

(f)
Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. The purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee began at $0.5 million in 2009 and has increased to $4 million in 2014 where it will generally remain thereafter.

(g)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At March 31, 2014, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(h)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $25 million and unrecognized tax benefits of $112 million as the Company is not able to estimate the year in which these liabilities could be paid.

(i)
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

Contractual Obligations Update
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes that will mature on April 15, 2019, in a private offering. The Company used the net proceeds from the offering of the 4.50% Senior Notes of $444 million to repurchase $354 million of the Company's 7.875% First and a Half Lien Notes and to pay related premiums of $33 million as well as related fees and expenses. After the first quarter 2014 open market repurchases and the April 2014 repurchases with the net proceeds from the issuance of the 4.50% Senior Notes, there are approximately $331 million of 7.875% First and a Half Lien Notes outstanding.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2013, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Adopted Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently adopted accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At March 31, 2014, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2014, we had total variable interest rate long-term debt associated with our outstanding term loan and revolving credit facility primarily based on LIBOR of $2,046 million (the term loan facility is subject to a LIBOR floor of 0.75%), excluding $194 million of securitization obligations.  The weighted average interest rate on the outstanding term loan and revolving credit facility at March 31, 2014 was 3.7%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). At March 31, 2014 the one-month LIBOR rate was 0.15%; therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 0.75% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $23 million for the fair value of the interest rate swaps at March 31, 2014.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Bararsani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company ("CBRBC") alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees. The complaint, as amended, further alleges that, because of the misclassification, CBRBC has violated several sections of the California Labor Code including one for failing to reimburse the plaintiff and purported class for business related expenses and a second for failing to keep proper records. The amended complaint also asserts an Unfair Business Practices claim for misclassifying the sales associates. The Plaintiff, on behalf of a purported class, seeks the benefit of the California labor laws for expenses and other sums, plus asserted penalties, attorneys’ fees and interest.  The Company believes that CBRBC has properly classified the sales associates as independent contractors and that it has and continues to operate in a manner consistent with applicable law and longstanding, widespread industry practice for many decades.
On July 31, 2013, CBRBC filed a Demurrer with the Court seeking to dismiss the amended complaint. The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets out the applicable three-part test for classification of real estate sales associates—as independent contractors—and all elements of the test have been satisfied by CBRBC and the affiliated sales associates. Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013. The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified. CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and on November 8, 2013, the Court of Appeals denied the Petition.
On March 25, 2014, the Court denied plaintiff’s motion to invalidate, for purposes of this litigation, binding arbitration clauses in independent contractor agreements executed by putative members of the class following the commencement of the litigation. Accordingly, individuals who executed agreements with arbitration provisions will no longer be members of the putative class, except for those putative class members who, by agreement, expressly opted to preserve the ability to remain in this litigation. Plaintiffs are in the process of filing a Writ of Mandate with the California Court of Appeals seeking its discretionary review of the Court's decision to deny plaintiff's motion for immediate appeal. The case is now in the discovery phase, but discovery has been stayed pending resolution of the plaintiff’s Writ of Mandate.
The case raises significant classification claims that potentially apply to the real estate industry in general and that have not been previously challenged in any significant manner in California or other jurisdictions. As with all class action litigation, the case is inherently complex and subject to many uncertainties. We believe that CBRBC has properly classified the current and former affiliated sales associates. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies. Given the early stage of this case, the novel claims and issues presented and the great uncertainties regarding which sales associates, if any, may be part of a class, if one is certified, we cannot estimate a range of reasonably potential losses for this litigation. The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $6 million at March 31, 2014.
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
Item 5.     Other Information.
On May 2, 2014, the Board of Directors of Realogy Holdings approved changes to the guidelines governing compensation of the Company’s independent and non-management directors. The Board of Directors approved a $10,000 increase in the Annual Director Retainer (the “Retainer”) to $180,000, by increasing the equity portion of the Retainer from $100,000 to $110,000.  As disclosed in our 2014 proxy statement, the equity portion of the Retainer is payable in the form of restricted stock units settleable in shares of Realogy Holdings common stock that vests in full on the first anniversary following the date of grant. The Board of Directors also modified the compensation guidelines to permit a director to elect to receive cash fees in non-deferred stock units in addition to the existing ability to defer cash fees in the form of deferred stock units.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 5, 2014
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: May 5, 2014
/S/ DEA BENSON
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

3.1
Third Amended and Restated Certificate of Incorporation of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2014).

3.2
Third Amended and Restated Bylaws of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.2 to the Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on May 5, 2014).

4.1*
Indenture, dated as of April 7, 2014, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein) listed on the signature pages thereto, and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 4.500% Senior Notes due 2019 (the "4.500% Senior Notes Indenture").

4.2*	Form of 4.500% Senior Notes due 2019 (included in the 4.500% Senior Notes Indenture filed as Exhibit 4.1 hereto.

10.1
First Amendment, dated as of March 10, 2014, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on March 10, 2014).

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.

^	Furnished electronically with this report.