Form 10-Q
period 2014-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2014-08-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,139,301 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of July 31, 2014.
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

◦	high levels of foreclosure activity;

◦	insufficient or excessive home inventory levels by market;

◦	a decline in home ownership levels in the U.S.;

◦	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home; and

◦
the inability or unwillingness of current homeowners to purchase their next home due to various factors, including limited or negative equity in their current home, difficult mortgage underwriting standards, attractive rates on existing homeowner loans and the lack of available inventory;

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

•
competition in our existing and future lines of business whether through traditional competitors or competitors with alternative business models and the general impact of emerging technologies on our business;

•
our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations, including but not limited to state or federal employment laws or regulations that would require classification of independent contractor sales associates to employee status and the application of and wage and hour regulations;

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

•
risks relating to the our recently announced agreement to acquire ZipRealty, Inc., ("ZipRealty") including the possibility that expected benefits and synergies of the transaction may not be achieved in a timely manner or at all, the loss or attrition of key ZipRealty personnel and the conditions to the completion of the transaction may not be satisfied in a timely manner or at all;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2014 and June 30, 2013 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and June 30, 2013. These interim financial statements are the responsibility of the Company's management.

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
August 4, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of June 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2014 and June 30, 2013 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2014 and June 30, 2013. These interim financial statements are the responsibility of the Company's management.

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
August 4, 2014

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues
Gross commission income	$1,170	$1,169	$1,908	$1,845
Service revenue	211	233	376	416
Franchise fees	92	91	155	148
Other	39	40	80	81
Net revenues	1,512	1,533	2,519	2,490
Expenses
Commission and other agent-related costs	804	800	1,304	1,254
Operating	340	353	676	680
Marketing	52	49	103	99
General and administrative	65	93	135	160
Former parent legacy costs (benefit), net	—	(2)	1	(1)
Restructuring costs	—	4	—	4
Depreciation and amortization	46	44	92	86
Interest expense, net	73	67	143	156
Loss on the early extinguishment of debt	17	43	27	46
Other (income)/expense, net	(1)	—	(1)	—
Total expenses	1,396	1,451	2,480	2,484
Income before income taxes, equity in earnings and noncontrolling interests	116	82	39	6
Income tax expense	51	9	17	16
Equity in earnings of unconsolidated entities	(4)	(13)	(1)	(22)
Net income	69	86	23	12
Less: Net income attributable to noncontrolling interests	(1)	(2)	(1)	(3)
Net income attributable to Realogy Holdings and Realogy Group	$68	$84	$22	$9

Earnings per share attributable to Realogy Holdings:
Basic earnings per share:	$0.47	$0.58	$0.15	$0.06
Diluted earnings per share:	$0.46	$0.57	$0.15	$0.06
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	145.9	145.4	145.9	145.2
Diluted:	146.8	146.6	147.0	146.4

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$69	$86	$23	$12
Currency translation adjustment	1	(1)	2	(4)
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	1	—	1
Other comprehensive income (loss), before tax	1	—	2	(3)
Income tax expense (benefit) related to other comprehensive income (loss) amounts	—	—	—	—
Other comprehensive income (loss), net of tax	1	—	2	(3)
Comprehensive income	70	86	25	9
Less: comprehensive income attributable to noncontrolling interests	(1)	(2)	(1)	(3)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$69	$84	$24	$6

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$209	$236
Trade receivables (net of allowance for doubtful accounts of $31 and $37)	165	121
Relocation receivables	349	270
Deferred income taxes	200	186
Other current assets	110	104
Total current assets	1,033	917
Property and equipment, net	203	205
Goodwill	3,360	3,335
Trademarks	736	732
Franchise agreements, net	1,529	1,562
Other intangibles, net	352	365
Other non-current assets	230	210
Total assets	$7,443	$7,326
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$157	$123
Securitization obligations	252	252
Due to former parent	64	63
Revolving credit facilities and current portion of long-term debt	19	19
Accrued expenses and other current liabilities	397	454
Total current liabilities	889	911
Long-term debt	3,932	3,886
Deferred income taxes	361	337
Other non-current liabilities	204	179
Total liabilities	5,386	5,313
Commitments and contingencies (Notes 7 and 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2014 and December 31, 2013.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,160,078 shares outstanding at June 30, 2014 and 146,125,337 shares outstanding at December 31, 2013.	1	1
Additional paid-in capital	5,655	5,635
Accumulated deficit	(3,585)	(3,607)
Accumulated other comprehensive loss	(17)	(19)
Total stockholders' equity	2,054	2,010
Noncontrolling interests	3	3
Total equity	2,057	2,013
Total liabilities and equity	$7,443	$7,326

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2014	2013
Operating Activities
Net income	$23	$12
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	92	86
Deferred income taxes	11	10
Amortization of deferred financing costs and debt discount	8	7
Non-cash portion of the loss on the early extinguishment of debt	21	10
Equity in earnings of unconsolidated entities	(1)	(22)
Stock-based compensation	20	32
Other adjustments to net income	24	(7)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(44)	(14)
Relocation receivables	(78)	(83)
Other assets	(3)	5
Accounts payable, accrued expenses and other liabilities	(25)	39
Due to former parent	1	(1)
Dividends received from unconsolidated entities	1	36
Taxes paid related to the net share settlement for stock-based compensation	(2)	(12)
Net cash provided by operating activities	48	98
Investing Activities
Property and equipment additions	(31)	(22)
Payments for acquisitions, net of cash acquired	(26)	(3)
Change in restricted cash	(3)	(1)
Other, net	(5)	(3)
Net cash used in investing activities	(65)	(29)
Financing Activities
Net change in revolving credit facilities	—	32
Proceeds from amended term loan facility	—	79
Repayments of term loan credit facility	(9)	(5)
Repurchases of First and a Half Lien Notes	(397)	—
Proceeds from issuance of Senior Notes	450	500
Redemption of Senior Notes and Senior Subordinated Notes	—	(821)
Net change in securitization obligations	—	1
Debt transaction costs	(40)	(28)
Proceeds from exercise of stock options	2	1
Other, net	(16)	(16)
Net cash used in financing activities	(10)	(257)
Effect of changes in exchange rates on cash and cash equivalents	—	(1)
Net decrease in cash and cash equivalents	(27)	(189)
Cash and cash equivalents, beginning of period	236	376
Cash and cash equivalents, end of period	$209	$187
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $3 and $4, respectively)	$126	$178
Income tax payments, net	5	7

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. ("Realogy Holdings," "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC ("Realogy Intermediate") and Realogy Group LLC ("Realogy Group") and its consolidated subsidiaries. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations, comprehensive income and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of June 30, 2014 and the results of operations and comprehensive income for the three and six months ended June 30, 2014 and 2013 and cash flows for the six months ended June 30, 2014 and 2013. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K for the year ended December 31, 2013.
The Condensed Consolidated Financial Statements as of June 30, 2014 and for the three- and six-month periods ended June 30, 2014 and 2013 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated August 4, 2014, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
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
The following table summarizes fair value measurements by level at June 30, 2014 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$34	$—	$34
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2
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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2014		December 31, 2013
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$—	$—	$—	$—
Term loan facility	1,880	1,880	1,887	1,906
7.625% First Lien Notes	593	652	593	664
7.875% First and a Half Lien Notes	332	355	700	765
9.00% First and a Half Lien Notes	196	221	225	260
3.375% Senior Notes	500	506	500	504
4.50% Senior Notes	450	448	—	—
Securitization obligations	252	252	252	252
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans and Transactions with PHH Corporation
The Company owns 49.9% of PHH Home Loans, which was created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the other 50.1%. The Company has an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $2 million and $3 million for the three and six months ended June 30, 2014, respectively and $2 million and $3 million, for the three and six months ended June 30, 2013, respectively. In addition, the Company recorded equity earnings related to its investment in PHH Home Loans of $4 million and $1 million for the three and six months ended June 30, 2014, respectively, and equity earnings related to its investment in PHH Home Loans of $12 million and $21 million for the three and six months ended June 30, 2013, respectively. The Company received no cash dividends from PHH Home Loans during the six months ended June 30, 2014 and $35 million of cash dividends from PHH Home Loans during the six months ended June 30, 2013.
The following presents the summarized financial information for PHH Home Loans:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Statement of operations data:
Total revenues	$56	$92	$89	$171
Total expenses	48	69	88	129
Net income	8	23	1	42
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was an expense of $51 million and $9 million for the three months ended June 30, 2014 and June 30, 2013, respectively and $17 million and $16 million for the six months ended June 30, 2014 and June 30, 2013, respectively. In 2013, the Company did not record a federal income tax benefit due to a full valuation allowance for domestic operations.  At December 31, 2013, the Company evaluated all available positive and negative evidence and determined that substantially all of the valuation allowance associated with U.S. federal and certain state deferred tax assets should be reversed.

Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $26 million. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate swap contracts	Other non-current liabilities	$34	$18
The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2014	2013	2014	2013
Interest rate swap contracts	Interest expense	$14	$(8)	$22	$(6)
Foreign exchange contracts	Operating expense	—	—	—	(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $17 million and $14 million at June 30, 2014 and December 31, 2013, respectively and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
During the six months ended June 30, 2014, the Company recorded $3 million in capital lease additions, which resulted in non-cash accruals to fixed assets and other long-term liabilities.
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
Defined Benefit Pension Plan
The net periodic pension benefit for the three months ended June 30, 2014 was less than $1 million and was comprised of a benefit of $2 million for the expected return on assets offset by interest cost and amortization of actuarial loss of $2 million. The net periodic pension cost for the three months ended June 30, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets.

The net periodic pension benefit for the six months ended June 30, 2014 was less than $1 million and was comprised of a benefit of $4 million for the expected return on assets offset by interest cost and amortization of actuarial loss of $4 million. The net periodic pension cost for the six months ended June 30, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $4 million offset by a benefit of $4 million for the expected return on assets.
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
Recently Issued Accounting Pronouncements
In May 2014, the FASB and IASB issued a converged standard on revenue recognition that will have an effect on most entities to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In June 2014, the FASB issued a standard that provides additional guidance to companies that issue share-based payment awards. The standard requires that a performance target that affects vesting, and that could be achieved after the requisite service period, be treated as a performance condition. Thus, the performance target should not be reflected in estimating the grant date fair value of the award. This update further clarifies that compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. The new guidance is effective beginning January 1, 2016. Early adoption is permitted. The Company does not anticipate that the adoption of this standard will have a material impact on its consolidated financial statements.

2.	ACQUISITIONS
2014 Acquisitions
During the six months ended June 30, 2014, the Company acquired nine real estate brokerage operations through its wholly owned subsidiary, NRT, for cash consideration of $25 million and established $14 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $24 million, trademarks of $4 million, other assets of $2 million, pendings and listings of $2 million and other intangibles of $7 million that were assigned to the Company Owned Brokerage Services segment.
During the six months ended June 30, 2014, the Company acquired two title and settlement operations through its wholly owned subsidiary, TRG, for cash consideration of $1 million. These acquisitions resulted in goodwill of $1 million and pendings and listings of less than $1 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2013	$3,264	$819	$641	$397	$5,121
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2013	2,241	661	360	73	3,335
Goodwill acquired	—	24	—	1	25
Balance at June 30, 2014	$2,241	$685	$360	$74	$3,360
Intangible assets are as follows:

	As of June 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$490	$1,529	$2,019	$457	$1,562
Unamortizable—Trademarks (b)	$736		$736	$732		$732
Other Intangibles
Amortizable—License agreements (c)	$45	$7	$38	$45	$6	$39
Amortizable—Customer relationships (d)	529	237	292	529	219	310
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Pendings and listings (f)	1	—	1	2	1	1
Amortizable—Other (g)	16	5	11	9	4	5
Total Other Intangibles	$601	$249	$352	$595	$230	$365
_______________
(a)    Generally amortized over a period of 30 years.

(b)
Primarily relates to the Century 21, Coldwell Banker, ERA, The Corcoran Group, Coldwell Banker Commercial and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.

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

(f)	Generally amortized over a period of 5 months.

(g)	Generally amortized over periods ranging from 2 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Franchise agreements	$16	$17	$33	$33
License agreement	1	1	1	1
Customer relationships	10	9	19	18
Pendings and listings	—	—	3	—
Other	1	1	1	1
Total	$28	$28	57	53

Based on the Company’s amortizable intangible assets as of June 30, 2014, the Company expects related amortization expense for the remainder of 2014, the four succeeding years and thereafter to approximate $52 million, $99 million, $96 million, $93 million, $91 million and $1,440 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2014	December 31, 2013
Accrued payroll and related employee costs	$84	$146
Accrued volume incentives	22	31
Accrued commissions	30	21
Restructuring accruals	4	6
Deferred income	73	73
Accrued interest	55	63
Other	129	114
	$397	$454
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	1,880	1,887
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	332	700
9.00% First and a Half Lien Notes	196	225
3.375% Senior Notes	500	500
4.50% Senior Notes	450	—
Total Short Term & Long Term Debt	$3,951	$3,905
Securitization Obligations:
Apple Ridge Funding LLC	$240	$229
Cartus Financing Limited	12	23
Total Securitization Obligations	$252	$252
Indebtedness Table
As of June 30, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$450
Term loan facility	(3)	March 2020	1,896	1,880	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	332	332	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Securitization Obligations: (4)
Apple Ridge Funding LLC (5)		June 2015	325	240	85
Cartus Financing Limited (6)		Various	68	12	56
			$4,835	$4,203	$591
_______________

(1)
The available capacity under this facility was reduced by $25 million of outstanding letters of credit. On July 31, 2014, the Company had no outstanding borrowings on the revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $450 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,896 million term loan, less a discount of $16 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	In June 2014, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus. The program was extended until June 2015.

(6)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014.
Maturities Table
As of June 30, 2014, the combined aggregate amount of maturities for long-term borrowings, excluding securitizations, for the remainder of 2014 and each of the next four years is as follows:

Year	Amount
Remaining 2014	$10
2015	19
2016	519
2017	19
2018	19
Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the "Amended and Restated Credit Agreement"), which as described below was further amended in March 2014. The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year term loan facility initially issued in the aggregate principal amount of $1,920 million at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility.
On March 10, 2014, Realogy Group entered into a first amendment (the “First Amendment”) to its Amended and Restated Credit Agreement, dated as of March 5, 2013. The First Amendment repriced the remaining $1,905 million of term loan issued under the Amended and Restated Credit Agreement through a refinancing of the existing term loan with a new term loan. The interest rate with respect to the new term loan is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%. The maturity date for the new term loan remains March 5, 2020, and all other material provisions under the Credit Agreement remain unchanged.
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. In June 2014, the Company entered into a new, unsecured letter of credit facility with a capacity of $27 million and issued approximately $27 million of letters of credit thereunder, which had previously been issued under the synthetic letter of credit facility. The new facility is discussed below under "Other Bank Facilities." As of June 30, 2014, the capacity under the synthetic letter of credit facility was reduced to $84 million from $119 million and is being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $30 million of letters of credit for other general corporate purposes.

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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes and the 4.50% Senior Notes, or securitization obligations. At June 30, 2014, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity and accordingly the covenant was not applicable at June 30, 2014; however the Company has continued to calculate the senior secured leverage ratio. At June 30, 2014, Realogy Group’s senior secured leverage ratio was 3.07 to 1.00.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First and a Half Lien Notes. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The 9.00% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
During the first quarter of 2014, the Company repurchased $29 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $35 million, including $1 million of accrued interest and a premium of $5 million.
In the first half of 2014, the Company repurchased $368 million of its 7.875% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $406 million, including $4 million of accrued interest and a premium of $34 million.

Unsecured Notes
The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes is payable semiannually on May 1 and November 1 of each year. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The 4.50% Senior Notes are unsecured senior obligations that mature on April 15, 2019. Interest on the 4.50% Senior Notes is payable semiannually on April 15 and October 15 of each year. The 4.50% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 4.50% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The Company used a portion of the net proceeds from the offering to repurchase $354 million of the Company's 7.875% First and a Half Lien Notes.
Other Bank Facilities
In June 2014, the Company entered into a three-year, unsecured letter of credit facility, which provides for the issuance of letters of credit requested by the Company. This credit facility will be used for general corporate purposes by the Company. The current capacity is $27 million and the fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of June 30, 2014, the $27 million capacity is being fully utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program with a borrowing capacity of $325 million and an expiration date in June 2015.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes, the 4.50% Senior Notes and the First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $356 million and $276 million of underlying relocation receivables and other related relocation assets at June 30, 2014 and December 31, 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $3 million for the three and six months ended June 30, 2014, respectively and $2 million and $4 million for the three and six months ended June 30, 2013, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 2.9% for the six months ended June 30, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the March 2014 amendment to the Amended and Restated Credit Agreement to reprice the term loan thereunder and the repurchases of First and a Half Lien Notes in the first half of 2014, the Company recorded a loss on the early extinguishment of debt of $27 million and wrote off deferred financing costs of $3 million to interest expense during the six months ended June 30, 2014.
As a result of refinancing transactions and note redemptions in the first half of 2013, the Company recorded a loss on the early extinguishment of debt of $46 million and wrote off deferred financing costs of $2 million to interest expense during the six months ended June 30, 2013.

6.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans available under which non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units, performance share units and other awards settleable in, or based upon, Realogy Holdings common stock may be issued to employees, consultants or directors of Realogy.
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long-Term Incentive Plan are 2.8 million shares and 6.8 million shares, respectively. As of June 30, 2014, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan was 0.1 million shares and 3.0 million shares, respectively.
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

Incentive Equity Awards Granted by Realogy Holdings
A summary of option, restricted stock, restricted stock unit and performance share unit activities is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Units	Weighted Average Grant Date Fair Value
Outstanding at January 1, 2014	3.22	$28.04	0.31	$35.21	0.43	$43.72	0.04	$43.93
Granted	0.14	47.49	—	—	0.49	47.32	0.31	47.47
Exercised (a) (b)	(0.07)	22.06
Vested (a)			(0.09)	43.47	—	—	—	—
Cancelled/Expired	(0.02)	22.25	—	—	(0.01)	45.95	—	—
Outstanding at June 30, 2014 (c)	3.27	$29.04	0.22	$32.02	0.91	$45.61	0.35	$47.07
______________

(a)	The intrinsic value of options exercised, restricted stock and restricted stock units vested during the six months ended June 30, 2014 was $1.40 million, $3.73 million and $0.17 million, respectively.

(b)	Cash received from options exercised during the six months ended June 30, 2014 was $1.48 million.

(c)	Options outstanding at June 30, 2014 had an intrinsic value of $40 million and have a weighted average remaining contractual life of 7.9 years.
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
Stock-Based Compensation Expense
As of June 30, 2014, there was $62 million of unrecognized compensation cost related to options, restricted stock, restricted stock units, and performance share units under the plans. Unrecognized compensation costs for the options, restricted stock and restricted stock units will be recorded in future periods as compensation expense and have a remaining weighted average period of 1.9 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $11 million and $20 million for the three and six months ended June 30, 2014, respectively, and $4 million and $7 million for the three and six months ended June 30, 2013, respectively.
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

All of the participants elected to receive their payments in shares of common stock and therefore received unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock vest based on the participants' continued employment, on the first anniversary of issuance. The Company recognized stock compensation expense of $25 million and $17 million for the three months ended June 30, 2013 and September 30, 2013, respectively, related to the issuance of common stock. The Company also recognized $5 million related to the issuance of restricted shares of common stock during the year ended December 31, 2013. The Company recognized expense of $1 million and $2 million during the three and six months ended June 30, 2014, respectively.

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
The due to former parent balance was $64 million and $63 million at June 30, 2014 and December 31, 2013, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

8.     EARNINGS PER SHARE
Earnings per share attributable to Realogy Holdings
Basic earnings per share is computed based on net income available to Realogy Holdings stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income attributable to Realogy Holdings shareholders	$68	$84	$22	$9
Basic weighted average shares	145.9	145.4	145.9	145.2
Stock options, restricted stock and restricted stock units (a)	0.9	1.2	1.1	1.2
Weighted average diluted shares	146.8	146.6	147.0	146.4
Earnings Per Share:
Basic	$0.47	$0.58	$0.15	$0.06
Diluted	$0.46	$0.57	$0.15	$0.06
_______________

(a)
Excludes 3.8 million and 3.6 million of stock options, restricted stock, restricted stock units and performance share units for the three and six months ended June 30, 2014, respectively, that are anti-dilutive to the diluted earnings per share computation.

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
On July 31, 2013, CBRBC filed a Demurrer with the Court seeking to dismiss the amended complaint.  The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets out the applicable three-part test for classification of real estate sales associates as independent contractors and all elements of the test have been satisfied by CBRBC and the affiliated sales associates.  Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013.  The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified.  CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and on November 8, 2013, the Court of Appeal denied the Petition.
On March 25, 2014, the Court denied plaintiff’s ex parte application which sought, in part, to invalidate, for purposes of this litigation, arbitration clauses with class action waivers in independent contractor agreements executed by some putative members of the class following the commencement of the litigation.  Plaintiffs filed a Writ of Mandate with the California Court of Appeal seeking its discretionary review of the Court's decision to deny plaintiff's application.  On June 2, 2014, the Court of Appeal summarily denied the petition.  The case is now in the discovery phase.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at June 30, 2014 and December 31, 2013. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled $485 million at June 30, 2014 and $271 million at December 31, 2013. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real Estate Franchise Services	$196	$193	$340	$328
Company Owned Real Estate Brokerage Services	1,182	1,182	1,932	1,868
Relocation Services	107	108	193	195
Title and Settlement Services	108	130	189	230
Corporate and Other (c)	(81)	(80)	(135)	(131)
Total Company	$1,512	$1,533	$2,519	$2,490
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $81 million and $135 million for the three and six months ended June 30, 2014, respectively, and $80 million and $131 million for the three and six months ended June 30, 2013, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $12 million and $19 million for the three and six months ended June 30, 2014, respectively, and $12 million and $20 million for the three and six months ended June 30, 2013, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Real Estate Franchise Services	$137	$133	$216	$205
Company Owned Real Estate Brokerage Services	91	102	71	94
Relocation Services	26	27	33	37
Title and Settlement Services	17	20	12	24
Corporate and Other	(33)	(78)	(58)	(93)
Total Company	$238	$204	$274	$267
Less:
Depreciation and amortization	$46	$44	$92	$86
Interest expense, net	73	67	143	156
Income tax expense	51	9	17	16
Net income attributable to Realogy Holdings and Realogy Group	$68	$84	$22	$9
_______________

(a)
Includes $17 million related to the loss on early extinguishment of debt, $1 million related to the Phantom Value Plan for the three months ended June 30, 2014 compared to $43 million related to the loss on early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million restructuring costs, partially offset by a net benefit of $2 million of former parent legacy items for the three months ended June 30, 2013.

(b)
Includes $27 million related to the loss on early extinguishment of debt, $2 million related to the Phantom Value Plan and a net cost of $1 million of former parent legacy items for the six months ended June 30, 2014 compared to $46 million related to the loss on the early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items for the six months ended June 30, 2013.

11.	SUBSEQUENT EVENTS
On July 15, 2014, the Company announced that it entered into a definitive agreement to acquire ZipRealty for $6.75 per share in an all-cash transaction valued at approximately $166 million. Upon completion of this transaction, Realogy will acquire ZipRealty's residential brokerage operations with 23 offices across the United States and its integrated real estate technology platform, including its recently released private-label solution for brokers. The transaction will be effected through a tender offer by an indirect, wholly owned subsidiary of Realogy for all of the outstanding shares of common stock of ZipRealty and is expected to close in the third quarter of 2014, subject to the satisfaction of customary closing conditions.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty®, and Better Homes and Gardens® Real Estate brand names. As of June 30, 2014, our franchise systems had approximately 13,500 franchised and company owned offices and approximately 251,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 103 other countries and territories around the world, which included approximately 710 of our company owned and operated brokerage offices with approximately 43,000 independent sales associates.

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

RECENT DEVELOPMENTS
Agreement to Acquire ZipRealty
On July 15, 2014, the Company announced that it entered into a definitive agreement to acquire ZipRealty for $6.75 per share in an all-cash transaction valued at approximately $166 million. Upon completion of this transaction, Realogy will acquire ZipRealty's residential brokerage operations with 23 offices across the United States and its integrated real estate technology platform, including its recently released private-label solution for brokers. The transaction will be effected through a tender offer by an indirect, wholly owned subsidiary of Realogy for all of the outstanding shares of common stock of ZipRealty and is expected to close in the third quarter of 2014, subject to the satisfaction of customary closing conditions.
April 2014 Issuance of 4.50% Senior Notes and Related Repurchase of 7.875% First and a Half Lien Notes
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The 4.50% Senior Notes are unsecured senior obligations of the Company that mature on April 15, 2019. The Company used a portion of the net proceeds from the 4.50% Senior Notes offering to repurchase $354 million of Realogy Group's 7.875% First and a Half Lien Notes and to pay related premiums of $33 million and expenses. The 7.875% First and a Half Lien Notes repurchases resulted in a loss on the early extinguishment of debt of $17 million.

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
During the first six months of 2014, we have seen strong demand at the high end of the housing market coinciding with low inventory levels in those markets causing the average homesale price to increase. At the low end of the market, we believe there has been a limitation on first time buyer activity due to various factors, including a continuation of difficult mortgage underwriting standards, increased down payment requirements, the impact of a slow growth economy and low inventory levels. These factors have resulted in a shift in the mix of business towards higher-priced homes, thereby leading to a higher average homesale price, and a year-over-year decrease in the total number of homesale transactions in the first half of 2014.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.3 million homes at the end of June 2014 and is 6% above June 2013. The June 2014 inventory represents a national average supply of 5.5 months at the current homesales pace which represents a lower than normal level of inventory. For the first half of 2014, NAR reported in their monthly Realtor Confidence Survey that first time home buyers accounted for 28% of transactions compared to 34% for the period from August 2009 (when NAR began compiling this information) through December 2013.
For 2014, NAR is forecasting that existing homesale transactions will decrease 3% and median existing homesale price will increase 5% compared to 2013, and Fannie Mae is forecasting that existing homesale transactions will decrease 2% and median existing homesale price will increase 6% compared to 2013. For 2015, NAR is forecasting that existing homesale transactions will increase 7% and median existing homesale price will increase 5%, and Fannie Mae is forecasting that existing homesale transactions and median existing homesale price will increase 5% and 5%, respectively.
As reported by NAR, the housing affordability index has continued to be at historically high levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 159 as of May 2014, 176 for 2013 and 197 for 2012. The housing affordability index has moderated as housing prices have increased over the past two years; however, the overall level of this index is still higher than the average of 117 for the period from 1970 through 2005 and could continue to be a favorable factor in the housing recovery. In addition, as rental prices have continued to rise, the cost of owning a home is lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.0% for 2011 through 2013. The June 2014 average mortgage rate of 4.2% continues to be historically low. In addition, consumers have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
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

Homesales
According to NAR, homesale transactions for 2013 increased to 5.1 million homes or 9% compared to 2012 despite modest economic growth during 2013. For the three months ended June 30, 2014, RFG and NRT homesale transactions decreased 3% and 5%, respectively, due to a decrease in homebuyer activity compared to the second quarter of 2013; however, the decrease in the Company's homesale transactions was less than those reported by NAR and Fannie Mae for the second quarter which we believe is due to our mix of business as we sold more higher priced homes as a percentage of our total transactions in the second quarter of 2014 compared to the same period in 2013. The quarterly and annual year-over-year trends in homesale transactions are as follows:

			2014 vs. 2013
	Full Year 2013 vs. 2012		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year 2014 vs. 2013 Forecast
Number of Homesales
Industry
NAR	9%	(a)	(7)%	(a)	(5)%	(a)	(4)%	(b)	4%	(b)	(3)%	(b)
Fannie Mae (c)	9%		(7)%		(5)%		(3)%		6%		(2)%
Realogy
Real Estate Franchise Services	10%		(3)%		(3%)
Company Owned Real Estate Brokerage Services	9%		(2)%		(5%)
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
For 2015, NAR and Fannie Mae are forecasting an increase in existing homesale transactions of 7% and 5%, respectively, compared to 2014.
Homesale Price
In 2013, the percentage change in the average price of homes brokered by RFG and NRT increased 9% and 6%, respectively. For the three months ended June 30, 2014 compared to the same period in 2013, average homesale price was up 7% for both RFG and NRT. For RFG and NRT, these increases were higher than the percentage change in home price reported by NAR as both RFG and NRT average sales price are benefited from strong demand at the high end of the market. RFG’s average sales price increase was largely due to the mix of business as the volume of activity for Sotheby’s International Realty franchisees continued to increase. We believe that the continued improvement in price in 2013 and early 2014 is due to the low level of home inventory in many markets as well as the increase in demand. The quarterly and annual year-over-year trends in the price of homes are as follows:

			2014 vs. 2013
	Full Year 2013 vs. 2012		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year 2014 vs. 2013 Forecast
Price of Homes
Industry
NAR	9%	(a)	7%	(a)	3%	(a)	4%	(b)	4%	(b)	5%	(b)
Fannie Mae (c)	11%		9%		6%		5%		6%		6%
Realogy
Real Estate Franchise Services	9%		12%		7%
Company Owned Real Estate Brokerage Services	6%		14%		7%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

For 2015, NAR and Fannie Mae are forecasting an increase of 5% and 5%, respectively, in median existing homesale price compared to 2014.
* * *
Other Housing Factors
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, historically low interest rates, job growth, the inherent attributes of homeownership vs. renting and the increasingly influential local housing dynamics of supply vs. demand. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	insufficient inventory levels leading to lower unit sales;

•	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase homes;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	reduced affordability of homes;

•	continuing high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	economic instability stemming from ongoing high levels of U.S. debt;

•	a decline in home ownership levels in the U.S.;

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
From 2007 through December 2013, the average broker commission rate remained fairly stable; however, we expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. A continuing housing recovery should result in an increase in our revenues but could put pressure on brokerage commissions, which could negatively impact the rate of revenue growth.
In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  In addition, these tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  Over the past five years, the net effective royalty rate has been declining due to several factors including, a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees who generally were not sizable enough to earn significant rebates, and over the last two years, an increase in overall homesale transaction volume.
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
In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of our Title and Settlement Services segment; however, the financial results are not significantly impacted by a change in homesale price. In addition, an increase in mortgage rates will most likely have a negative impact on refinancing title and closing units.

A decline in the number of homesale transactions and decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers.
The following table presents our drivers for the three and six months ended June 30, 2014 and 2013. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	For Three Months Ended June 30,			For Six Months Ended June 30,
	2014	2013	% Change	2014	2013	% Change
Real Estate Franchise Services (a)
Closed homesale sides	293,450	302,420	(3%)	497,422	512,200	(3%)
Average homesale price	$252,606	$236,590	7%	$246,088	$226,076	9%
Average homesale broker commission rate	2.53%	2.55%	(2) bps	2.53%	2.55%	(2) bps
Net effective royalty rate	4.46%	4.51%	(5) bps	4.47%	4.53%	(6) bps
Royalty per side	$297	$281	6%	$291	$272	7%
Company Owned Real Estate Brokerage Services
Closed homesale sides	87,803	92,878	(5%)	144,489	150,938	(4%)
Average homesale price	$511,969	$478,280	7%	$502,979	$458,867	10%
Average homesale broker commission rate	2.47%	2.49%	(2) bps	2.48%	2.50%	(2) bps
Gross commission income per side	$13,335	$12,598	6%	$13,220	$12,226	8%
Relocation Services
Initiations	51,306	51,311	—%	89,205	87,262	2%
Referrals	27,346	26,258	4%	43,842	41,935	5%
Title and Settlement Services
Purchase title and closing units	33,104	34,157	(3%)	53,879	55,663	(3%)
Refinance title and closing units	6,410	23,123	(72%)	13,609	47,623	(71%)
Average fee per closing unit	$2,013	$1,490	35%	$1,889	$1,415	33%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

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
Three Months Ended June 30, 2014 vs. Three Months Ended June 30, 2013
Our consolidated results comprised the following:

	For Three Months Ended June 30,
	2014	2013	Change
Net revenues	$1,512	$1,533	$(21)
Total expenses (1)	1,396	1,451	(55)
Income before income taxes, equity in earnings and noncontrolling interests	116	82	34
Income tax expense	51	9	42
Equity in earnings of unconsolidated entities	(4)	(13)	9
Net income	69	86	(17)
Less: Net income attributable to noncontrolling interests	(1)	(2)	1
Net income attributable to Realogy Holdings and Realogy Group	$68	$84	$(16)
_______________

(1)
Total expenses for the three months ended June 30, 2014 includes $17 million related to the loss on the early extinguishment of debt and $1 million related to the Phantom Value Plan. Total expenses for the three months ended June 30, 2013 includes $43 million related to the loss on the early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $2 million of former parent legacy items.

Net revenues decreased $21 million (1%) for the three months ended June 30, 2014 compared with the three months ended June 30, 2013, principally due to a decrease in revenue at the Title and Settlement Services segment due to lower refinancing transactions.
Total expenses decreased $55 million (4%) primarily due to:

•
a $41 million decrease in operating and general and administrative expenses driven by a $29 million decrease in employee-related costs primarily due to the reduction in Phantom Value Plan charges and a $15 million decrease in variable operating costs at our Title and Settlement Services segment as a result of a decrease in refinancing related underwriter transactions, partially offset by a $4 million increase in operating costs primarily related to NRT brokerage acquisitions completed in 2013 and 2014; and

•
a $26 million decrease in the loss on the early extinguishment of debt related to the repurchase of $354 million of 7.875% First and a Half Lien Notes in 2014 compared to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in 2013;

partially offset by,

•
a $6 million increase in interest expense for the three months ended June 30, 2014 compared to the three months ended June 30, 2013 as a result of a $22 million net increase in interest expense due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $14 million in 2014 compared to gains of $8 million in the same period of 2013 and the write off of deferred financing costs of $3 million to interest expense as a result of the redemption of $354 million of 7.875% Senior Notes in April 2014. This was partially offset by decreased interest as a result of a reduction in total outstanding indebtedness as well as a lower weighted average interest rate due to refinancing activities.

•	a $4 million increase in commission and other sales associate-related costs, due to the impact of a higher proportion of transactions occurring in regions with less favorable commission splits;
Equity in earnings of unconsolidated entities decreased $9 million primarily related to lower earnings from our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume as well as a decrease in margins in the mortgage origination business.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was an expense of $51 million for the three months ended June 30, 2014 compared to $9 million for the three months ended June 30, 2013.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30, 2014 and 2013:

	Revenues (a)			EBITDA (b)			Margin
	2014	2013	% Change	2014	2013	% Change	2014	2013	Change
Real Estate Franchise Services	$196	$193	2%	$137	$133	3%	70%	69%	1
Company Owned Real Estate Brokerage Services	1,182	1,182	—	91	102	(11)	8	9	(1)
Relocation Services	107	108	(1)	26	27	(4)	24	25	(1)
Title and Settlement Services	108	130	(17)	17	20	(15)	16	15	1
Corporate and Other	(81)	(80)	*	(33)	(78)	*
Total Company	$1,512	$1,533	(1)%	$238	$204	17%	16%	13%	3
Less: Depreciation and amortization				46	44
Interest expense, net				73	67
Income tax expense				51	9
Net income attributable to Realogy Holdings and Realogy Group				$68	$84
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $81 million and $80 million during the three months ended June 30, 2014 and 2013, respectively.

(b)
EBITDA for the three months ended June 30, 2014 includes $17 million related to the loss on early extinguishment of debt and $1 million related to the Phantom Value Plan. EBITDA for the three months ended June 30, 2013 includes $43 million related to the loss on early extinguishment of debt $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $2 million of former parent legacy items. Excluding the items noted above, the Total Company margin would have been 17% and 18% for the three months ended June 30, 2014 and 2013, respectively.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 3 percentage points to 16% for the three months ended June 30, 2014 compared to the same period in 2013 driven by a $29 million decrease in employee-related costs primarily due to the reduction in Phantom Value Plan charges, a $26 million decrease in the loss on the early extinguishment of debt and improved margins at the Real Estate Franchise Services segment due to higher homesale price, partially offset by a $17 million decrease in refinancing revenue at our Title and Settlement Services segment and an $8 million decrease in earnings from our investment in PHH Home Loans.
On a segment basis, the Real Estate Franchise Services segment margin increased 1 percentage point to 70% from 69%. The three months ended June 30, 2014 reflected higher franchisee royalty revenue due to an increase in homesale price and a decrease in employee related costs. The Company Owned Real Estate Brokerage Services segment margin decreased 1 percentage point to 8% from 9% in the prior period due to lower PHH Home Loans earnings as a result of the significant decrease in refinancing transaction volume. The Relocation Services segment margin decreased 1 percentage point to 24% from 25% in the comparable prior period primarily due to the net impact resulting from foreign currency exchange rate losses in the second quarter of 2014 compared to gains in the second quarter of 2013. The Title and Settlement Services segment margin increased 1 percentage point to 16% from 15% due to a $3 million decrease in employee-related costs.

Corporate and Other EBITDA for the three months ended June 30, 2014 increased $45 million to negative $33 million primarily due to a $26 million decrease in the loss on the early extinguishment of debt and a $16 million decrease in employee-related costs primarily due to the Phantom Value Plan charges incurred in 2013.
Real Estate Franchise Services
Revenues increased $3 million to $196 million and EBITDA increased $4 million to $137 million for the three months ended June 30, 2014 compared with the same period in 2013.
The increase in revenue was primarily driven by a $3 million increase in third-party domestic franchisee royalty revenue due to a 7% increase in the average homesale price, partially offset by a 3% decrease in the number of homesale transactions along with a 1% lower net effective royalty rate driven by our larger affiliates continuing to achieve higher volume levels as well as a shift in volume amongst our brands which operate under different royalty rate arrangements. Marketing revenue and expense increased $3 million, primarily due to higher advertising spending in the second quarter of 2014 compared with the same period in 2013.
Royalties received from our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment remained flat for the quarter. These intercompany royalties of $77 million during each of the second quarters of 2014 and 2013 are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $4 million increase in EBITDA was principally due to the increase in domestic royalty revenues and a $2 million decrease in employee-related costs.
Company Owned Real Estate Brokerage Services
Revenues remained flat at $1,182 million and EBITDA decreased $11 million to $91 million for the three months ended June 30, 2014 compared with the same period in 2013.
Revenue remained flat due to higher commission income earned on homesale transactions primarily driven by a 7% increase in the average price of homes, offset by a 5% decrease in the number of homesale transactions. The 7% increase in the average price of homes is benefiting from a shift in activity to the high end of the market and is being impacted by the effects of constrained inventory. The 5% decrease in homesale transactions was due to lower activity in most of the geographic regions we serve.
EBITDA decreased $11 million primarily due to:

•
an $8 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume. Rising interest rates have significantly slowed mortgage refinancings, resulting in downward pressure on margins for mortgage lenders;

•
a $4 million increase in commission expenses as the high end of the market continued to strengthen which resulted in a greater percentage of revenue being generated by the top quartile of its sales associates;

•	a $6 million increase in other operating expense primarily related to acquisitions completed in 2013 and the first half of 2014; partially offset by

•	a $7 million decrease in employee-related costs.
Relocation Services
Revenues decreased $1 million to $107 million and EBITDA decreased $1 million to $26 million for the three months ended June 30, 2014 compared with the same quarter in 2013.
The decrease in revenues was driven by a $3 million decrease in international revenue primarily due to lower transaction volume, partially offset by a $2 million increase in other referral commission fees, primarily due to growth in Affinity transaction volume.

EBITDA decreased $1 million as a result of a $1 million net impact resulting from foreign currency exchange rate losses in the second quarter of 2014 compared to gains in the second quarter of 2013 and the decrease in revenues discussed above, partially offset by a $2 million reduction in employee-related costs.
Title and Settlement Services
Revenues decreased $22 million to $108 million and EBITDA decreased $3 million to $17 million for the three months ended June 30, 2014 compared with the same quarter in 2013.
The decrease in revenues was primarily driven by a $17 million decrease in refinancing revenue and a $5 million decrease in refinance-related underwriter revenue. Refinance title and closing units decreased 72% and resale title and closing units decreased 3% while average price per closing increased 35% for the quarter ended June 30, 2014 compared with the same quarter in 2013 as a result of a shift in business to resale activities where we earn a higher fee.
EBITDA decreased $3 million as a result of the $22 million decrease in revenues discussed above, partially offset by a $15 million decrease in variable operating costs as a result of a decrease in refinancing and underwriter transactions and a $3 million decrease in employee-related costs.
Six Months Ended June 30, 2014 vs. Six Months Ended June 30, 2013
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2014	2013	Change
Net revenues	$2,519	$2,490	$29
Total expenses (1)	2,480	2,484	(4)
Income before income taxes, equity in earnings and noncontrolling interests	39	6	33
Income tax expense	17	16	1
Equity in earnings of unconsolidated entities	(1)	(22)	21
Net income	23	12	11
Less: Net income attributable to noncontrolling interests	(1)	(3)	2
Net income attributable to Realogy Holdings and Realogy Group	$22	$9	13
_______________

(1)
Total expenses for the six months ended June 30, 2014 includes $27 million related to the loss on the early extinguishment of debt, $2 million related to the Phantom Value Plan and $1 million of former parent legacy costs. Total expenses for the six months ended June 30, 2013 includes $46 million related to the loss on the early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items.

Net revenues increased $29 million (1%) for the six months ended June 30, 2014 compared with the six months ended June 30, 2013, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily driven by an increase in homesale price, partially offset by lower refinancing transactions at the Title and Settlement Services segment.
Total expenses decreased $4 million (0.2%) primarily due to:

•
a $29 million decrease in operating and general and administrative expenses driven by a $25 million decrease in employee-related costs primarily due to the reduction in Phantom Value Plan charges and a $25 million decrease in variable operating costs at our Title and Settlement Services segment as a result of a decrease in refinancing and refinance-related underwriter transactions, partially offset by a $16 million increase in operating costs primarily related to NRT brokerage acquisitions completed in 2013 and 2014; and

•
a $19 million decrease in the loss on the early extinguishment of debt related to the repurchase of $368 million of its 7.875% First and a Half Lien Notes, and $29 million of its 9.00% First and a Half Lien Notes in 2014 compared to the redemption of the Company's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in 2013; and

•
a $13 million decrease in interest expense for the six months ended June 30, 2014 compared to the six months ended June 30, 2013 as a result of a reduction in total outstanding indebtedness as well as a lower weighted average interest rate due to refinancing activities, partially offset by a net increase of $28 million due to the impact of mark-

to-market adjustments for our interest rate swaps which resulted in losses of $22 million in 2014 compared to gains of $6 million in the same period of 2013 and the write off of deferred financing costs of $3 million to interest expense as a result of the redemption of $354 million of 7.875% Senior Notes in April 2014.
partially offset by,

•
a $50 million increase in commission and other sales associate-related costs, due to the increase in revenue and the impact of a higher proportion of transactions occurring in regions with less favorable commission splits.

Equity in earnings of unconsolidated entities decreased $21 million primarily due to lower earnings from our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume as well as a decrease in margins in the mortgage origination business.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was an expense of $17 million for the six months ended June 30, 2014 compared to $16 million for the six months ended 2013.
Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30, 2014 and 2013:

	Revenues (a)			EBITDA (b)			Margin
	2014	2013	% Change	2014	2013	% Change	2014	2013	Change
Real Estate Franchise Services	$340	$328	4%	$216	$205	5%	64%	63%	1
Company Owned Real Estate Brokerage Services	1,932	1,868	3	71	94	(24)	4	5	(1)
Relocation Services	193	195	(1)	33	37	(11)	17	19	(2)
Title and Settlement Services	189	230	(18)	12	24	(50)	6	10	(4)
Corporate and Other	(135)	(131)	*	(58)	(93)	*
Total Company	$2,519	$2,490	1%	$274	$267	3%	11%	11%	—
Less: Depreciation and amortization				92	86
Interest expense, net				143	156
Income tax expense				17	16
Net income attributable to Realogy Holdings and Realogy Group				$22	$9
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $135 million and $131 million during the six months ended June 30, 2014 and 2013, respectively.

(b)
EBITDA for the six months ended June 30, 2014 includes $27 million related to the loss on early extinguishment of debt, $2 million related to the Phantom Value Plan and $1 million of former parent legacy costs. EBITDA for the six months ended June 30, 2013 includes $46 million related to the loss on early extinguishment of debt, $26 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $1 million of former parent legacy items. Excluding the items noted above, the Total Company margin would have been 12% and 14% for the six months ended June 30, 2014 and 2013, respectively.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 11% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to a $19 million decrease in the loss on the early extinguishment of debt and improved margins at the Real Estate Franchise Services segment driven by higher homesale price, offset by a $33 million decrease in refinancing revenue at our Title and Settlement Services segment and a $20 million decrease in earnings from our investment in PHH Home Loans.
On a segment basis, the Real Estate Franchise Services segment margin increased 1 percentage point to 64% from 63%. The six months ended June 30, 2014 reflected higher franchisee royalty revenue due to an increase in homesale price. The Company Owned Real Estate Brokerage Services segment margin decreased 1 percentage point to 4% from 5% in the prior period due to lower PHH Home Loans earnings of $20 million as a result of the significant decrease in refinancing transaction volume and higher operating expenses primarily driven by recently completed brokerage operations, partially offset by an increase in homesale transaction volume. The Relocation Services segment margin decreased 2 percentage points to 17% from 19% in the comparable prior period primarily due to the net impact resulting from foreign currency exchange rate losses for the six months ended June 30, 2014 compared to gains in the same period of 2013. The Title and Settlement Services segment margin decreased 4 percentage points to 6% from 10% due to a significant decrease in refinancing transactions as well as a decrease in refinance-related underwriter revenue.
Corporate and Other EBITDA for the six months ended June 30, 2014 increased $35 million to negative $58 million primarily due to a $19 million decrease in the loss on the early extinguishment of debt and a $14 million decrease in employee-related costs primarily due to the Phantom Value Plan charges incurred in 2013.

Real Estate Franchise Services
Revenues increased $12 million to $340 million and EBITDA increased $11 million to $216 million for the six months ended June 30, 2014 compared with the same period in 2013.
The increase in revenue was primarily driven by a $6 million increase in third-party domestic franchisee royalty revenue due to a 9% increase in the average homesale price, partially offset by a 3% decrease in the number of homesale transactions along with a 1% lower net effective royalty rate driven by our larger affiliates continuing to achieve higher volume levels as well as a shift in volume amongst our brands which operate under different royalty rate arrangements, and $3 million related to international revenue. Marketing revenue increased $2 million and marketing expense increased $1 million, primarily due to higher advertising spending in the first six months of 2014 compared with the same period in 2013.
The increase in revenue was also attributable to a $4 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $128 million and $124 million during the first six months of 2014 and 2013, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $11 million increase in EBITDA was principally due to the increase in domestic royalty revenues and international revenue, as well as the net $1 million impact of marketing activities discussed above.
Company Owned Real Estate Brokerage Services
Revenues increased $64 million to $1,932 million and EBITDA decreased $23 million to $71 million for the six months ended June 30, 2014 compared with the same period in 2013.
The increase in revenues of $64 million was due to higher commission income earned on homesale transactions which was primarily driven by a 10% increase in the average price of homes, partially offset by a 4% decrease in the number of homesale transactions. The 10% increase in the average price of homes is benefiting from a shift in activity to the high end of the market. The 4% decrease in homesale transactions was due to lower activity in most of the geographic regions we serve. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA decreased $23 million primarily due to the $64 million increase in revenues discussed above and a $2 million decrease in employee-related costs, partially offset by:

•
a $50 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues and strength at the high end of the market which resulted in a greater percentage of revenue being generated by the top quartile of its sales associates;

•
a $20 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume. Rising interest rates have significantly slowed mortgage refinancings, resulting in downward pressure on margins for mortgage lenders;

•	a $14 million increase in other operating expense primarily related to acquisitions completed in the fourth quarter of 2013 and first half of 2014;

•	a $4 million increase in royalties paid to the Real Estate Franchise Services segment; and

•	a $3 million increase in marketing expenses primarily due to additional advertising initiatives.
Relocation Services
Revenues decreased $2 million to $193 million and EBITDA decreased $4 million to $33 million for the six months ended June 30, 2014 compared with the same period in 2013.
The decrease in revenues was primarily driven by a $4 million decrease in international revenue and a $2 million decrease in at-risk revenue primarily due to lower transaction volume, partially offset by a $4 million increase in other referral commission fees, primarily due to growth in Affinity transaction volume compared to the same period in 2013.
EBITDA decreased $4 million as a result of a $3 million net impact resulting from foreign currency exchange rate losses in the first six months of 2014 compared to gains in the same period of 2013 and the decrease in revenues discussed above, partially offset by a $2 million reduction in employee-related costs.

Title and Settlement Services
Revenues decreased $41 million to $189 million and EBITDA decreased $12 million to $12 million for the six months ended June 30, 2014 compared with the same period in 2013.
The decrease in revenues was primarily driven by a $33 million decrease in refinancing revenue and a $7 million decrease in refinance-related underwriter revenue. Refinance title and closing units decreased 71% and resale title and closing units decreased 3% while average price per closing increased 33% for the for the six months ended June 30, 2014 compared with the same period in 2013 as a result of a shift in business to resale activities where we earn a higher fee.
EBITDA decreased $12 million as a result of the $41 million decrease in revenues discussed above, partially offset by a $25 million decrease in variable operating costs as a result of a decrease in refinancing and underwriter transactions and a $3 million decrease in employee-related costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2014	December 31, 2013	Change
Total assets	$7,443	$7,326	$117
Total liabilities	5,386	5,313	73
Total equity	2,057	2,013	44
For the six months ended June 30, 2014, total assets increased $117 million primarily due to a $123 million increase in relocation and trade receivables as a result of seasonal increases in volume, a $25 million increase in goodwill primarily from acquisitions in our Company Owned Brokerage Services segment and a $20 million increase in other non-current assets primarily related to deferred financing costs capitalized for the issuance of the 4.50% Senior Notes during the second quarter of 2014. These increases were partially offset by the amortization of intangible assets of $46 million.
Total liabilities increased $73 million due to an increase in debt of $46 million primarily as a result of the issuance of $450 million of 4.50% Senior Notes, partially offset by the repurchase of $397 million of First and a Half Lien Notes, a $34 million increase in accounts payable driven by seasonal volume at our Company Owned Real Estate segment and our Relocation Services segment, a $24 million increase in deferred tax liabilities and a $25 million increase in other non-current liabilities primarily related to the mark-to-market changes on the Company's interest rate swap agreements. These increases were partially offset by a $57 million reduction in accrued expenses and other current liabilities primarily due to the payment of 2013 bonuses in the first quarter of 2014.
Total equity increased $44 million primarily due to $22 million of net income for the six months ended June 30, 2014 and $20 million of additional paid in capital related to stock-based compensation.
Liquidity and Capital Resources
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes and the debt transactions completed during 2013 and the first half of 2014, our outstanding indebtedness has been reduced by approximately $3.3 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) an unanticipated increase in LIBOR or ABR, as well as (iii) our inability to access our relocation securitization programs.
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
Cash Flows
At June 30, 2014, we had $209 million of cash and cash equivalents, a decrease of $27 million compared to the balance of $236 million at December 31, 2013. The following table summarizes our cash flows for the six months ended June 30, 2014 and 2013:

	Six Months Ended June 30,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$48	$98	$(50)
Investing activities	(65)	(29)	(36)
Financing activities	(10)	(257)	247
Effects of change in exchange rates on cash and cash equivalents	—	(1)	1
Net change in cash and cash equivalents	$(27)	$(189)	$162
For the six months ended June 30, 2014, $50 million less cash was provided by operating activities compared to the same period in 2013. For the six months ended June 30, 2014, $48 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $199 million, partially offset by a $25 million decrease in accounts payable, accrued expenses and other liabilities primarily due to the payment of the 2013 bonus in the first quarter of 2014, whereas substantially all of the 2012 bonus was paid in December 2012, and an increase of $78 million and $44 million in relocation receivables and trade receivables, respectively. For the six months ended June 30, 2013, $98 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $115 million as well as an increase of $39 million in accounts payable, accrued expenses and other liabilities and $36 million of cash dividends received from unconsolidated subsidiaries. This was partially offset by cash used due to an increase of $83 million and $14 million in relocation receivables and trade receivables, respectively.
We received no cash dividends from PHH Home Loans during the six months ended June 30, 2014 and $35 million during the six months ended June 30, 2013. We expect that PHH Home Loans will generate annual earnings and will be able to provide corresponding dividends as a continuing source of our cash flows, although the level of future dividends will fluctuate and will be dependent upon the financial results of PHH Home Loans.
For the six months ended June 30, 2014, we used $36 million more cash for investing activities compared to the same period in 2013. For the six months ended June 30, 2014, $65 million of cash was primarily used for $31 million of property and equipment additions, $26 million of acquisition related payments and a $3 million increase in restricted cash. For the six months ended June 30, 2013, $29 million of cash was used for $22 million of property and equipment additions, $3 million of acquisition related payments and a $1 million increase in restricted cash.
For the six months ended June 30, 2014, $247 million less cash was used by financing activities compared to the same period in 2013. For the six months ended June 30, 2014, $10 million of cash was used for the repurchase of $397 million of

First and a Half Lien Notes, $40 million of debt issuance costs for the 4.50% Senior Notes, $9 million of repayments of the term loan facility and $16 million of other financing related payments, partially offset by proceeds from the issuance of $450 million of 4.50% Senior Notes. For the six months ended June 30, 2013, $257 million of cash was used for the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million, payment of $28 million of debt issuance costs and $16 million of other financing related payments. These uses were partially offset by $79 million of additional proceeds from the extension of the term loan facility, $500 million of proceeds from the issuance of 3.375% Senior Notes and $32 million from an increase in revolver borrowings.
Financial Obligations
Indebtedness Table
As of June 30, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$450
Term loan facility	(3)	March 2020	1,896	1,880	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	332	332	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Securitization Obligations: (4)
Apple Ridge Funding LLC (5)		June 2015	325	240	85
Cartus Financing Limited (6)		Various	68	12	56
			$4,835	$4,203	$591
_______________

(1)
The available capacity under this facility was reduced by $25 million of outstanding letters of credit. On July 31, 2014, the Company had no outstanding borrowings on the revolving credit facility and $25 million outstanding letters of credit on such facility, leaving $450 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75% in each case subject to reductions based on the attainment of certain leverage ratios.

(3)
Consists of a $1,896 million term loan, less a discount of $16 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	In June 2014, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus. The program was extended until June 2015.

(6)	Consists of a £35 million facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014.
Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the "Amended and Restated Credit Agreement"), which as described below was further amended in March 2014. The Amended and Restated Credit Agreement replaces the agreement that had been entered into on April 10, 2007 and refinances the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for (a) a seven-year term loan facility initially issued in the aggregate principal amount of $1,920 million at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued and unpaid interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility.
On March 10, 2014, Realogy Group entered into a first amendment (the “First Amendment”) to its Amended and Restated Credit Agreement, dated as of March 5, 2013. The First Amendment repriced the remaining $1,905 million of term loan issued under the Amended and Restated Credit Agreement through a refinancing of the existing term loan with a new term loan. The interest rate with respect to the new term loan is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%). The interest rate with respect to revolving loans under the revolving credit facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%. The maturity date for the new term loan remains March 5, 2020, and all other material provisions under the Credit Agreement remain unchanged.
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. In June 2014, the Company entered into a new, unsecured letter of credit facility with a capacity of $27 million and issued approximately $27 million of letters of credit thereunder, which had previously been issued under the synthetic letter of credit facility. The new facility is discussed below under "Other Bank Facilities." As of June 30, 2014, the capacity under the synthetic letter of credit facility was reduced to $84 million from $119 million and is being utilized for a $53 million letter of credit with Cendant for potential contingent obligations and $30 million of letters of credit for other general corporate purposes.
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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes and the 4.50% Senior Notes, or securitization obligations. At June 30, 2014, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity and accordingly the covenant was not applicable at June 30, 2014; however the Company has continued to calculate the senior secured leverage ratio. At June 30, 2014, Realogy Group’s senior secured leverage ratio was 3.07 to 1.00.
First Lien Notes
The $593 million of First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First and a Half Lien Notes. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured

Credit Facility and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The 7.875% First and a Half Lien Notes mature in February 2019 and interest is payable semiannually on February 15 and August 15 of each year. The 9.00% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing each series of the First and a Half Lien Notes is equal to one another.
During the first quarter of 2014, the Company repurchased $29 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $35 million, including $1 million of accrued interest and a premium of $5 million.
In the first half of 2014 the Company repurchased $368 million of its 7.875% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $406 million, including $4 million of accrued interest and a premium of $34 million.
Unsecured Notes
The 3.375% Senior Notes are unsecured senior obligations of Realogy Group that mature on May 1, 2016. Interest on the 3.375% Senior Notes is payable semiannually on May 1 and November 1 of each year. The 3.375% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 3.375% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The 4.50% Senior Notes are unsecured senior obligations that mature on April 15, 2019. Interest on the 4.50% Senior Notes is payable semiannually on April 15 and October 15 of each year. The 4.50% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 4.50% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The Company used a portion of the net proceeds from the offering to repurchase $354 million of the Company's 7.875% First and a Half Lien Notes.
Other Bank Facilities
In June 2014, the Company entered into a three-year, unsecured letter of credit facility, which provides for the issuance of letters of credit requested by the Company. This credit facility will be used for general corporate purposes by the Company. The current capacity is $27 million and the fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of June 30, 2014, the $27 million capacity is being fully utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program with a borrowing capacity of $325 million and an expiration date in June 2015.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £35 million revolving loan facility which expires in August 2015 and a £5 million annual working capital facility which expires in August 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in

Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes, the 4.50% Senior Notes and the First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $356 million and $276 million of underlying relocation receivables and other related relocation assets at June 30, 2014 and December 31, 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $3 million for the three and six months ended June 30, 2014, respectively and $2 million and $4 million for the three and six months ended June 30, 2013, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 2.9% for the six months ended June 30, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the March 2014 amendment to the Amended and Restated Credit Agreement to reprice the term loan thereunder and the repurchases of First and a Half Lien Notes in the first half of 2014, the Company recorded a loss on the early extinguishment of debt of $27 million and wrote off deferred financing costs of $3 million to interest expense during the six months ended June 30, 2014.
As a result of refinancing transactions and note redemptions in the first half of 2013, the Company recorded a loss on the early extinguishment of debt of $46 million and wrote off deferred financing costs of $2 million to interest expense during the six months ended June 30, 2013.
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

A reconciliation of net income attributable to Realogy Group to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2014 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2013	June 30, 2013	December 31, 2013	June 30, 2014	June 30, 2014
Net income attributable to Realogy Group (a)	$438	$9	$429	$22	$451
Income tax (benefit) expense	(242)	16	(258)	17	(241)
Income before income taxes	196	25	171	39	210
Interest expense, net	281	156	125	143	268
Depreciation and amortization	176	86	90	92	182
EBITDA (b)	653	267	386	274	660
Covenant calculation adjustments:
Former parent legacy benefit, net					(2)
Loss on the early extinguishment of debt					49
Pro forma effect of business optimization initiatives (c)					9
Non-cash charges (d)					34
Pro forma effect of acquisitions and new franchisees (e)					12
Incremental securitization interest costs (f)					4
Adjusted EBITDA					$766
Total senior secured net debt (g)					$2,355
Senior secured leverage ratio					3.07	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $109 million for the third quarter of 2013, (ii) income of $320 million for the fourth quarter of 2013, (iii) a loss of $46 million for the first quarter of 2014 and (iv) income of $68 million for the second quarter of 2014.

(b)
EBITDA consists of: (i) $236 million for the third quarter of 2013, (ii) $150 million for the fourth quarter of 2013, (iii) $36 million for the first quarter of 2014 and (iv) $238 million for the second quarter of 2014.

(c)
Represents the twelve-month pro forma effect of business optimization initiatives including $5 million related to business cost cutting initiatives, $1 million related to our Relocation Services integration costs, $2 million related to vendor renegotiations and $1 million of other items.

(d)
Represents the elimination of non-cash expenses, including $50 million of stock-based compensation expense and $3 million of other items less $19 million for the change in the allowance for doubtful accounts and notes reserves from July 1, 2013 through June 30, 2014.

(e)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on July 1, 2013. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimate and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2013.

(f)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2014.

(g)
Represents total borrowings under the senior secured credit facility and borrowings secured by a first priority lien on our assets of $2,489 million plus $18 million of capital lease obligations less $152 million of readily available cash as of June 30, 2014. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes our securitization obligations or unsecured indebtedness, including the 3.375% Senior Notes and the 4.50% Senior Notes.

Set forth in the table below is a reconciliation of net income attributable to Realogy Group to Adjusted EBITDA for the three-month periods ended June 30, 2014 and 2013:

	Three Months Ended
	June 30, 2014	June 30, 2013
Net income attributable to Realogy	$68	$84
Income tax expense	51	9
Income before income taxes	119	93
Interest expense, net	73	67
Depreciation and amortization	46	44
EBITDA	238	204
Restructuring costs and former parent legacy costs, net	—	2
Loss on the early extinguishment of debt	17	43
Non-cash charges	10	20
Pro forma cost savings for restructuring initiatives	—	2
Pro forma effect of business optimization initiatives	1	3
Non-recurring fair value adjustments for purchase accounting	—	1
Pro forma effect of acquisitions and new franchisees	2	1
Fees for secondary offering	—	1
Incremental securitization interest costs	1	1
Adjusted EBITDA	$269	$278
Contractual Obligations
The following table summarizes our future contractual obligations as of June 30, 2014:

	Remaining
	2014	2015	2016	2017	2018	Thereafter	Total
Term loan facility (a)	$10	$19	$19	$19	$19	$1,810	$1,896
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	332	332
9.00% First and a Half Lien Notes	—	—	—	—	—	196	196
3.375% Senior Notes	—	—	500	—	—	—	500
4.50% Senior Notes	—	—	—	—	—	450	450
Interest payments on long-term debt (b)	107	215	213	195	181	197	1,108
Securitized obligations (c)	252	—	—	—	—	—	252
Operating leases (d)	73	113	89	67	44	177	563
Capital leases (including imputed interest)	4	7	5	3	1	—	20
Purchase commitments (e)	38	30	15	9	8	248	348
Total (f) (g) (h)	$484	$384	$841	$293	$253	$4,003	$6,258
_______________

(a)	The Company’s term loan facility matures in March 2020. There is 1% per annum amortization of principal, which commenced on June 30, 2013.

(b)
Interest payments are based on applicable interest rates in effect at June 30, 2014 and include the impact of derivative instruments designed to fix the interest rate of a portion of the Company's variable rate debt.

(c)
The Apple Ridge securitization facility expires in June 2015 and the Cartus Financing Limited agreements expire in August 2014 and August 2015. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

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

(f)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At June 30, 2014, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(g)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $23 million and unrecognized tax benefits of $113 million as the Company is not able to estimate the year in which these liabilities could be paid.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At June 30, 2014, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2014, we had total variable interest rate long-term debt associated with our outstanding term loan and revolving credit facility primarily based on LIBOR of $1,896 million (the term loan facility is subject to a LIBOR floor of 0.75%), excluding $252 million of securitization obligations.  The weighted average interest rate on the outstanding term loan and revolving credit facility at June 30, 2014 was 3.8%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). At June 30, 2014 the one-month LIBOR rate was 0.16%; therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 0.75% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $34 million for the fair value of the interest rate swaps at June 30, 2014.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
On July 31, 2013, CBRBC filed a Demurrer with the Court seeking to dismiss the amended complaint.  The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets out the applicable three-part test for classification of real estate sales associates as independent contractors and all elements of the test have been satisfied by CBRBC and the affiliated sales associates.  Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013.  The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified.  CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeals seeking its discretionary review of that decision on September 30, 2013 and on November 8, 2013, the Court of Appeal denied the Petition.
On March 25, 2014, the Court denied plaintiff’s ex parte application which sought, in part, to invalidate, for purposes of this litigation, arbitration clauses with class action waivers in independent contractor agreements executed by some putative members of the class following the commencement of the litigation.  Plaintiffs filed a Writ of Mandate with the California Court of Appeal seeking its discretionary review of the Court's decision to deny plaintiff's application.  On June 2, 2014, the Court of Appeal summarily denied the petition.  The case is now in the discovery phase.
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

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 4, 2014
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 4, 2014
/S/ DEA BENSON
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

10.1*
Amendment dated June 13, 2014 to the Note Purchase Agreement dated as of December 14, 2011, by and among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the managing agents, committed purchasers and conduit purchasers named therein, and Crédit Agricole Corporate and Investment Bank, as administrative agent.

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