Form 10-Q
period 2014-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2014-11-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,235,416 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of October 31, 2014.
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

◦	a decrease in consumer confidence;

◦	the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system and high levels of unemployment in the U.S. and abroad;

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

◦
the inability or unwillingness of current homeowners to purchase their next home due to various factors, including limited or negative equity in their current home, difficult mortgage underwriting standards, attractive rates on existing mortgages and the lack of available inventory;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements or maintain franchisee satisfaction with our brands;

•
the lack of revenue growth or declining profitability of our franchisees.  Additionally, debt incurred by our franchisees during the downturn may hinder their long-term growth and ability to repay indebtedness;

•	disputes or issues with entities that license us their tradenames for use in our business that could impede our franchising of those brands;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by third parties with which our franchisees have business relationships;

•
competition in our existing and future lines of business whether through traditional competitors or competitors with alternative business models, competition for our independent sales associates and the general impact of emerging technologies on our business;

•
our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations, including but not limited to state or federal employment laws or regulations that would require classification of independent contractor sales associates to employee status for prior and future periods, the application of wage and hour regulations and the provision of employee benefits mandated by law;

•	any adverse resolution of litigation, governmental or regulatory proceedings or arbitration awards;

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

•
our inability to realize the benefits from acquisitions, including the recent acquisition of ZipRealty, Inc., due to the loss of key personnel of the acquired companies as well as the possibility that expected benefits and synergies of the transaction may not be achieved in a timely manner or at all;

•
risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation ("PHH"), including increases in mortgage interest rates, the impact of regulatory changes, litigation, investigations and inquiries, or a change in control of PHH;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and September 30, 2013. These interim financial statements are the responsibility of the Company's management.

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
November 5, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of September 30, 2014, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2014 and September 30, 2013 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2014 and September 30, 2013. These interim financial statements are the responsibility of the Company's management.

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
November 5, 2014

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues
Gross commission income	$1,162	$1,168	$3,070	$3,013
Service revenue	231	255	607	671
Franchise fees	96	94	251	242
Other	42	36	122	117
Net revenues	1,531	1,553	4,050	4,043
Expenses
Commission and other agent-related costs	795	796	2,099	2,050
Operating	340	363	1,016	1,043
Marketing	52	50	155	149
General and administrative	79	88	214	248
Former parent legacy costs (benefit), net	(2)	1	(1)	—
Restructuring costs, net	(1)	—	(1)	4
Depreciation and amortization	48	44	140	130
Interest expense, net	54	74	197	230
Loss on the early extinguishment of debt	—	22	27	68
Other (income)/expense, net	(1)	—	(2)	—
Total expenses	1,364	1,438	3,844	3,922
Income before income taxes, equity in earnings and noncontrolling interests	167	115	206	121
Income tax expense	71	9	88	25
Equity in earnings of unconsolidated entities	(6)	(4)	(7)	(26)
Net income	102	110	125	122
Less: Net income attributable to noncontrolling interests	(2)	(1)	(3)	(4)
Net income attributable to Realogy Holdings and Realogy Group	$100	$109	$122	$118

Earnings per share attributable to Realogy Holdings:
Basic earnings per share:	$0.68	$0.75	$0.84	$0.81
Diluted earnings per share:	$0.68	$0.74	$0.83	$0.81
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic:	146.0	145.6	145.9	145.3
Diluted:	147.0	146.8	147.0	146.5

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$102	$110	$125	$122
Currency translation adjustment	(3)	3	(1)	(1)
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	1	—	2
Other comprehensive income (loss), before tax	(3)	4	(1)	1
Income tax expense related to other comprehensive income amounts	—	1	—	1
Other comprehensive income (loss), net of tax	(3)	3	(1)	—
Comprehensive income	99	113	124	122
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(3)	(4)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$97	$112	$121	$118

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2014	December 31, 2013

ASSETS
Current assets:
Cash and cash equivalents	$268	$236
Trade receivables (net of allowance for doubtful accounts of $30 and $37)	174	121
Relocation receivables	356	270
Deferred income taxes	222	186
Other current assets	108	104
Total current assets	1,128	917
Property and equipment, net	224	205
Goodwill	3,463	3,335
Trademarks	736	732
Franchise agreements, net	1,512	1,562
Other intangibles, net	352	365
Other non-current assets	231	210
Total assets	$7,646	$7,326
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$171	$123
Securitization obligations	281	252
Due to former parent	60	63
Revolving credit facilities and current portion of long-term debt	19	19
Accrued expenses and other current liabilities	411	454
Total current liabilities	942	911
Long-term debt	3,927	3,886
Deferred income taxes	405	337
Other non-current liabilities	207	179
Total liabilities	5,481	5,313
Commitments and contingencies (Notes 7 and 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2014 and December 31, 2013.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,262,322 shares outstanding at September 30, 2014 and 146,125,337 shares outstanding at December 31, 2013.	1	1
Additional paid-in capital	5,665	5,635
Accumulated deficit	(3,485)	(3,607)
Accumulated other comprehensive loss	(20)	(19)
Total stockholders' equity	2,161	2,010
Noncontrolling interests	4	3
Total equity	2,165	2,013
Total liabilities and equity	$7,646	$7,326

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2014	2013
Operating Activities
Net income	$125	$122
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	140	130
Deferred income taxes	78	14
Amortization of deferred financing costs and debt discount	13	11
Non-cash portion of the loss on the early extinguishment of debt	21	14
Equity in earnings of unconsolidated entities	(7)	(26)
Stock-based compensation	32	55
Other adjustments to net income	18	5
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(53)	(15)
Relocation receivables	(86)	(1)
Other assets	(1)	8
Accounts payable, accrued expenses and other liabilities	(4)	(7)
Due to former parent	(3)	1
Dividends received from unconsolidated entities	1	41
Taxes paid related to the net share settlement for stock-based compensation	(4)	(21)
Other, net	1	(1)
Net cash provided by operating activities	271	330
Investing Activities
Property and equipment additions	(49)	(40)
Payments for acquisitions, net of cash acquired	(203)	(5)
Change in restricted cash	—	(2)
Other, net	(1)	(3)
Net cash used in investing activities	(253)	(50)
Financing Activities
Net change in revolving credit facilities	—	(70)
Proceeds from amended term loan facility	—	79
Repayments of term loan credit facility	(14)	(5)
Repurchases of First and a Half Lien Notes	(397)	(100)
Proceeds from issuance of Senior Notes	450	500
Redemption of Senior Notes and Senior Subordinated Notes	—	(821)
Net change in securitization obligations	29	(13)
Debt transaction costs	(41)	(28)
Proceeds from exercise of stock options	2	1
Other, net	(14)	(26)
Net cash provided by (used in) financing activities	15	(483)
Effect of changes in exchange rates on cash and cash equivalents	(1)	—
Net increase (decrease) in cash and cash equivalents	32	(203)
Cash and cash equivalents, beginning of period	236	376
Cash and cash equivalents, end of period	$268	$173
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4 and $5, respectively)	$197	$274
Income tax payments, net	7	10

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
Realogy is a global provider of residential real estate services. Realogy Group (then Realogy Corporation) was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Realogy), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). On July 31, 2006, the separation ("Separation") from Cendant became effective.
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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of September 30, 2014 and the results of operations and comprehensive income for the three and nine months ended September 30, 2014 and 2013 and cash flows for the nine months ended September 30, 2014 and 2013. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2013 included in the Annual Report on Form 10-K for the year ended December 31, 2013.
The Condensed Consolidated Financial Statements as of September 30, 2014 and for the three- and nine-month periods ended September 30, 2014 and 2013 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 5, 2014, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of

Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
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
The following table summarizes fair value measurements by level at September 30, 2014 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$30	$—	$30
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2
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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2014		December 31, 2013
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$—	$—	$—	$—
Term loan facility	1,875	1,843	1,887	1,906
7.625% First Lien Notes	593	640	593	664
7.875% First and a Half Lien Notes	332	348	700	765
9.00% First and a Half Lien Notes	196	212	225	260
3.375% Senior Notes	500	501	500	504
4.50% Senior Notes	450	440	—	—
Securitization obligations	281	281	252	252
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans and Transactions with PHH Corporation
The Company owns 49.9% of PHH Home Loans, which was created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. The Company has an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $1 million and $4 million for the three and nine months ended September 30, 2014, respectively and $1 million and $4 million, for the three and nine months ended September 30, 2013, respectively. In addition, the Company recorded equity earnings related to its investment in PHH Home Loans of $4 million and $5 million for the three and nine months ended September 30, 2014, respectively, and equity earnings related to its investment in PHH Home Loans of $3 million and $24 million for the three and nine months ended September 30, 2013, respectively. The Company received no cash dividends from PHH Home Loans during the nine months ended September 30, 2014 and $40 million of cash dividends from PHH Home Loans during the nine months ended September 30, 2013.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $71 million and $9 million for the three months ended September 30, 2014 and 2013, respectively and $88 million and $25 million for the nine months ended September 30, 2014 and 2013, respectively. In 2013, the Company did not record federal income tax expense due to a full valuation allowance for domestic operations.  At December 31, 2013, the Company evaluated all available positive and negative evidence and determined that substantially all of the valuation allowance associated with U.S. federal and certain state deferred tax assets should be reversed.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $27 million. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate swap contracts	Other non-current liabilities	$30	$18
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2014	2013	2014	2013
Interest rate swap contracts	Interest expense	$(3)	$8	$19	$2
Foreign exchange contracts	Operating expense	(2)	1	(2)	—
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities and other obligations. Such amounts approximated $14 million at September 30, 2014 and December 31, 2013 and are primarily included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
During the nine months ended September 30, 2014, the Company recorded $6 million in capital lease additions, which resulted in non-cash accruals to fixed assets and other long-term liabilities.
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
Defined Benefit Pension Plan
The net periodic pension benefit for the three months ended September 30, 2014 was less than $1 million and was comprised of a benefit of $2 million for the expected return on assets offset by interest cost and amortization of actuarial loss of $2 million. The net periodic pension cost for the three months ended September 30, 2013 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets.
The net periodic pension benefit for the nine months ended September 30, 2014 was less than $1 million and was comprised of a benefit of $6 million for the expected return on assets offset by interest cost and amortization of actuarial loss of $6 million. The net periodic pension cost for the nine months ended September 30, 2013 was $1 million and was comprised of interest cost and amortization of actuarial loss of $6 million, partially offset by a benefit of $5 million for the expected return on assets.

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
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
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

2.	ACQUISITIONS
2014 Acquisitions
On August 14, 2014, the Company acquired all of the outstanding shares of common stock of ZipRealty, Inc., (“ZipRealty”) for a cash purchase price of $167 million. The Company acquired ZipRealty's residential brokerage operations with 23 offices across the United States and its integrated real estate technology platform. The estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $92 million, software and fixed assets of $18 million, other assets of $6 million, deferred tax assets of $46 million, customer relationships intangibles of $1 million, pendings and listings of $3 million, other intangibles of $7 million and other liabilities of $6 million.
During the nine months ended September 30, 2014, in addition to the ZipRealty acquisition discussed above, the Company acquired thirteen real estate brokerage and property management operations through its wholly owned subsidiary, NRT, for cash consideration of $36 million and established $15 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $35 million, trademarks of $4 million, other assets of $2 million, pendings and listings of $3 million, other intangibles of $8 million and other liabilities of $1 million.
During the nine months ended September 30, 2014, the Company acquired two title and settlement operations through its wholly owned subsidiary, TRG, for cash consideration of $1 million. These acquisitions resulted in goodwill of $1 million and pendings and listings of less than $1 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2013	$3,264	$819	$641	$397	$5,121
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2013	2,241	661	360	73	3,335
Goodwill acquired	51	76	—	1	128
Balance at September 30, 2014	$2,292	$737	$360	$74	$3,463
Intangible assets are as follows:

	As of September 30, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$507	$1,512	$2,019	$457	$1,562
Unamortizable—Trademarks (b)	$736		$736	$732		$732
Other Intangibles
Amortizable—License agreements (c)	$45	$7	$38	$45	$6	$39
Amortizable—Customer relationships (d)	530	247	283	529	219	310
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Pendings and listings (f)	4	2	2	2	1	1
Amortizable—Other (g)	24	5	19	9	4	5
Total Other Intangibles	$613	$261	$352	$595	$230	$365
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

(d)
Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment and the Real Estate Franchise Services segment. These relationships are being amortized over a period of 5 to 20 years.

(e)
Primarily related to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Franchise agreements	$17	$17	$50	$50
License agreement	—	—	1	1
Customer relationships	9	10	28	28
Pendings and listings	3	—	6	—
Other	—	—	1	1
Total	$29	$27	$86	$80
Based on the Company’s amortizable intangible assets as of September 30, 2014, the Company expects related amortization expense for the remainder of 2014, the four succeeding years and thereafter to approximate $27 million, $101 million, $98 million, $94 million, $92 million and $1,442 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2014	December 31, 2013
Accrued payroll and related employee costs	$111	$146
Accrued volume incentives	29	31
Accrued commissions	29	21
Restructuring accruals	3	6
Deferred income	67	73
Accrued interest	40	63
Other	132	114
	$411	$454
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2014	December 31, 2013
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	1,875	1,887
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	332	700
9.00% First and a Half Lien Notes	196	225
3.375% Senior Notes	500	500
4.50% Senior Notes	450	—
Total Short Term & Long Term Debt	$3,946	$3,905
Securitization Obligations:
Apple Ridge Funding LLC	$268	$229
Cartus Financing Limited	13	23
Total Securitization Obligations	$281	$252
Indebtedness Table
As of September 30, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,891	1,875	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	332	332	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Securitization Obligations: (4)
Apple Ridge Funding LLC		June 2015	325	268	57
Cartus Financing Limited (5)		August 2015	41	13	28
			$4,803	$4,227	$560
_______________

(1)	On October 31, 2014, the Company had no outstanding borrowings on the revolving credit facility and no outstanding letters of credit on such facility, leaving $475 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,891 million term loan, less a discount of $16 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £20 million revolving loan facility and a £5 million working capital facility.
Maturities Table
As of September 30, 2014, the combined aggregate amount of maturities for long-term borrowings, excluding securitizations, for the remainder of 2014 and each of the next four years is as follows:

Year	Amount
Remaining 2014	$5
2015	19
2016	519
2017	19
2018	19
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
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. In 2014, the Company entered into a new, unsecured letter of credit facility and issued approximately $80 million of letters of credit thereunder, which had previously been issued under the synthetic letter of credit facility. The new facility is discussed below under "Other Bank Facilities." As of September 30, 2014, the capacity under the synthetic letter of credit facility was reduced to $55 million from $119 million as of December 31, 2013 and is being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
The term loan facility has quarterly amortization payments totaling 1% per annum of the $1,905 million of term loan principal issued under the First Amendment with the balance payable in March 2020. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.

The obligations under the Amended and Restated Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes and the 4.50% Senior Notes, or securitization obligations. At September 30, 2014, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity and accordingly the covenant was not applicable at September 30, 2014; however the Company has continued to calculate the senior secured leverage ratio. At September 30, 2014, Realogy Group’s senior secured leverage ratio was 3.01 to 1.00.
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
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The 4.50% Senior Notes are unsecured senior obligations that mature on April 15, 2019. Interest on the 4.50% Senior Notes is payable semiannually on April 15 and October 15 of each year. The 4.50% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 4.50% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The Company used a portion of the net proceeds from the offering to repurchase a portion of the Company's 7.875% First and a Half Lien Notes.
Other Bank Facilities
In June 2014, the Company entered into a three-year, unsecured letter of credit facility, which provides for the issuance of letters of credit required for general corporate purposes by the Company. In the third quarter of 2014, the Company increased the capacity of the facility by $54 million to $81 million. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of September 30, 2014, $80 million of the facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program with an expiration date in June 2015, $268 million of outstanding borrowings at September 30, 2014 and a total borrowing capacity of $325 million.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility (which was reduced from £35 million in August 2014) and a £5 million working capital facility, both of which expire in August 2015. There are $13 million of outstanding borrowings on the facilities at September 30, 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes, the 4.50% Senior Notes and the First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $340 million and $268 million of underlying relocation receivables and other related relocation assets at September 30, 2014 and December 31, 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million and $4 million for the three and nine months ended September 30, 2014, respectively and $2 million and $5 million for the three and nine months ended September 30, 2013, respectively. This interest is recorded within net revenues in the accompanying Condensed

Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4% and 2.7% for the nine months ended September 30, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the March 2014 amendment to the Amended and Restated Credit Agreement to reprice the term loan thereunder and the repurchases of First and a Half Lien Notes in the first half of 2014, the Company recorded a loss on the early extinguishment of debt of $27 million and wrote off deferred financing costs of $3 million to interest expense during the nine months ended September 30, 2014.
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
The number of shares authorized for issuance under the Realogy 2007 Stock Incentive Plan and the 2012 Long-Term Incentive Plan are 2.8 million shares and 6.8 million shares, respectively. As of September 30, 2014, the total number of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan was 0.1 million shares and 2.6 million shares, respectively.
The 2014 Long-Term Incentive Plan was adopted in February 2014 and includes a mix of options, restricted stock units and performance share units granted under the 2012 Long-Term Incentive Plan. The 2014 performance share unit awards ("PSUs") are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2016. The number of shares that may be issued under the PSU is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 200% of the target award). The shares earned will be distributed in early 2017.
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
Incentive Equity Awards Granted by Realogy Holdings
A summary of stock option activity for the nine months ended September 30, 2014 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3.22	$28.04
Granted	0.32	43.44
Exercised (a) (b)	(0.10)	20.93
Forfeited/Expired	(0.04)	24.64
Outstanding at September 30, 2014 (c)	3.40	$29.74
______________

(a)	The intrinsic value of options exercised during the nine months ended September 30, 2014 was $2.1 million.

(b)	Cash received from options exercised during the nine months ended September 30, 2014 was $2.1 million.

(c)	Options outstanding at September 30, 2014 had an intrinsic value of $38.0 million and had a weighted average remaining contractual life of 7.8 years.
A summary of restricted stock, restricted stock unit and performance share unit activities for the nine months ended September 30, 2014 is presented below (number of shares in millions):

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	0.31	$35.21	0.43	$43.86	0.04	$43.93
Granted	—	—	0.50	47.11	0.33	46.93
Vested (a)	(0.14)	45.02	(0.16)	45.11	—	—
Forfeited	—	—	(0.02)	46.04	—	—
Nonvested at September 30, 2014	0.17	$27.14	0.75	$45.72	0.37	$46.62

(a)	The total fair value of restricted stock and restricted stock units which vested during the nine months ended September 30, 2014 was $6.4 million and $7.3 million, respectively.
The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model utilizing the following assumptions. Expected volatility was based on historical volatilities of the Company and select comparable companies. The expected term of the options granted represents the period of time that options were expected to be outstanding and is based on the "simplified method" in accordance with accounting guidance. The Company utilizes the simplified method to determine the expected life of options as the Company does not have sufficient historical exercise data to provide a reasonable basis upon which to estimate expected term. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

2014 Options
Weighted average grant date fair value	$18.35
Expected volatility	41.5%
Expected term (years)	6.25
Risk-free interest rate	1.4%
Dividend yield	—
Stock-Based Compensation Expense
As of September 30, 2014, there was $54 million of unrecognized compensation cost related to options, restricted stock, restricted stock units, and performance share units under the plans. Unrecognized compensation costs for the options, restricted stock and restricted stock units will be recorded in future periods as compensation expense and have a remaining weighted average period of 1.8 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $11 million and $32 million for the three and nine months ended September 30, 2014, respectively, and $6 million and $13 million for the three and nine months ended September 30, 2013, respectively.
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

All of the participants elected to receive their payments in shares of common stock and therefore received unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock vested based on the participants' continued employment, on the first anniversary of issuance. The Company recognized stock compensation expense of $17 million and $42 million for the three and nine months ended September 30, 2013 related to the issuance of common stock. The Company also recognized $5 million related to the issuance of restricted shares of common stock during the year ended December 31, 2013 and an additional $2 million during the nine months ended September 30, 2014. No further expense will be recorded in connection with the Phantom Value Plan as the shares of restricted stock have fully vested.

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
The due to former parent balance was $60 million and $63 million at September 30, 2014 and December 31, 2013, respectively. The due to former parent balance is comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2014	2013	2014	2013
Net income attributable to Realogy Holdings shareholders	$100	$109	$122	$118
Basic weighted average shares	146.0	145.6	145.9	145.3
Stock options, restricted stock, restricted stock units and performance share units (a)	1.0	1.2	1.1	1.2
Weighted average diluted shares	147.0	146.8	147.0	146.5
Earnings Per Share:
Basic	$0.68	$0.75	$0.84	$0.81
Diluted	$0.68	$0.74	$0.83	$0.81
_______________

(a)
Excludes 3.7 million and 3.6 million of stock options, restricted stock, restricted stock units and performance share units for the three and nine months ended September 30, 2014, respectively, that are anti-dilutive to the diluted earnings per share computation.

Excludes 3.1 million of stock options, restricted stock and restricted stock units ("RSUs") for the three and nine months ended September 30, 2013 that are anti-dilutive to the diluted earnings per share computation.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by former franchisees that franchise agreements were breached including improper terminations;

•
that residential real estate sales associates engaged by NRT—in certain states—are potentially employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wage and hour classification claims, wrongful discharge and unemployment and workers' compensation and obtain benefits, back wages, indemnification, penalties related to classification practices and expense reimbursement available to employees;

•	concerning claims for alleged RESPA or state real estate law violations including but not limited to claims challenging the validity of sales associates indemnification, and administrative fees;

•
concerning claims generally against the company owned brokerage operations for negligence, misrepresentation or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services; and

•
concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent or concerning other title defects or settlement errors.

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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at September 30, 2014 and December 31, 2013. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled $349 million at September 30, 2014 and $271 million at December 31, 2013. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real Estate Franchise Services	$199	$193	$539	$521
Company Owned Real Estate Brokerage Services	1,175	1,178	3,107	3,046
Relocation Services	125	127	318	322
Title and Settlement Services	111	134	300	364
Corporate and Other (c)	(79)	(79)	(214)	(210)
Total Company	$1,531	$1,553	$4,050	$4,043
_______________

(a)
Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $79 million and $214 million for the three and nine months ended September 30, 2014, respectively, and $79 million and $210 million for the three and nine months ended September 30, 2013, respectively. Transactions between segments are eliminated in consolidation. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral and relocation fees paid by the Company Owned Real Estate Brokerage Services segment of $13 million and $32 million for the three and nine months ended September 30, 2014, respectively, and $14 million and $34 million for the three and nine months ended September 30, 2013, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material inter-segment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Real Estate Franchise Services	$136	$133	$352	$338
Company Owned Real Estate Brokerage Services	93	91	164	185
Relocation Services	47	45	80	82
Title and Settlement Services	15	17	27	41
Corporate and Other	(18)	(50)	(76)	(143)
Total Company	$273	$236	$547	$503
Less:
Depreciation and amortization	$48	$44	$140	$130
Interest expense, net	54	74	197	230
Income tax expense	71	9	88	25
Net income attributable to Realogy Holdings and Realogy Group	$100	$109	$122	$118
_______________

(a)
Includes a net benefit of $2 million of former parent legacy items and the reversal of prior year restructuring of $1 million for the three months ended September 30, 2014 compared to $22 million related to the loss on early extinguishment of debt, $19 million related to the Phantom Value Plan and a net cost of $1 million of former parent legacy items for the three months ended September 30, 2013.

(b)
Includes $27 million related to the loss on early extinguishment of debt and $2 million related to the Phantom Value Plan, partially offset by a net benefit of $1 million of former parent legacy items and the reversal of prior year restructuring of $1 million for the nine months ended September 30, 2014 compared to $68 million related to the loss on the early extinguishment of debt, $45 million related to the Phantom Value Plan and $4 million of restructuring costs for the nine months ended September 30, 2013.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty®, and Better Homes and Gardens® Real Estate brand names. As of September 30, 2014, our franchise systems had approximately 13,400 franchised and company owned offices and approximately 250,300 independent sales associates operating under our franchise and proprietary brands in the U.S. and 104 other countries and territories around the world, which included approximately 720 of our company owned and operated brokerage offices with approximately 45,200 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby's International Realty®, ZipRealty® and Citi Habitats brand names in more than 45 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

RECENT DEVELOPMENTS
Acquisition of ZipRealty
On August 14, 2014, the Company completed its acquisition of all of the outstanding shares of common stock of ZipRealty pursuant to an Agreement and Plan of Merger dated as of July 15, 2014 for a purchase price of $167 million. The acquisition of ZipRealty resulted in the Company acquiring a technology-based residential brokerage operation with 23 offices across the United States as well as an integrated technology platform. The ZipRealty brokerage operations have been integrated into our company-owned operations and the Company intends to leverage ZipRealty’s technology platform across our business, to enable both our franchise brands and our company-owned operations to better serve their customers.
CURRENT INDUSTRY TRENDS
During the first nine months of 2014, the residential real estate industry has continued its recovery, albeit at a slower pace from the significant growth experienced in 2012 and 2013. The improvement in 2014, however, is primarily due to rising home prices as the number of homesale transactions has declined from 2013. We believe that the improvement in 2012 and 2013 was driven by high affordability of home ownership and demand that built up during an extended period of economic uncertainty, as well as historically low interest rates and lower home inventory levels leading to increases in homesale prices. This recovery followed a lengthy downturn which began in the second half of 2005 and continued through

2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%.
During the first nine months of 2014, we have seen strong demand at the high end of the housing market coinciding with low inventory levels causing the average homesale price to increase. At the low end of the market, we believe there has been a limitation on first time buyer activity due to various factors, including a continuation of difficult mortgage underwriting standards, increased down payment requirements, the impact of a slow growth economy and low inventory levels. These factors have resulted in a shift in the mix of business away from lower-priced homes, thereby leading to a higher average homesale price, and a year-over-year decrease in the total number of homesale transactions in the first nine months of 2014.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.3 million homes at the end of September 2014 and is 6% above September 2013. The September 2014 inventory represents a national average supply of 5.3 months at the current homesales pace which represents a lower than normal level of inventory. For the first nine months of 2014, NAR reported in their monthly Realtor Confidence Survey that first time home buyers accounted for 28% of transactions compared to 34% for the period from August 2009 (when NAR began compiling this information) through December 2013.
For 2014, NAR is forecasting that existing homesale transactions will decrease 3% and median existing homesale price will increase 5% compared to 2013, and Fannie Mae is forecasting that existing homesale transactions will decrease 3% and median existing homesale price will increase 5% compared to 2013. For 2015, NAR is forecasting that existing homesale transactions will increase 8% and median existing homesale price will increase 4%, and Fannie Mae is forecasting that existing homesale transactions will increase 4% and median existing homesale price will increase 5%.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 158 as of August 2014, 177 for 2013 and 197 for 2012. The housing affordability index, which has declined over the past two years as housing prices and mortgage rates increased, has improved slightly in July and August of 2014 due to lower mortgage rates and the slower pace of average home price increases. Moreover, the overall level of this index is still higher than the average of 117 for the period from 1970 through 2005. In addition, as rental prices have continued to rise, the cost of owning a home is lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.0% for 2011 through 2013. The September 2014 average mortgage rate of 4.2% continues to be historically low. In addition, consumers have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
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
Mortgage refinancing activity has declined significantly in 2014 compared to levels experienced in 2012 and most of 2013. In 2013, refinancing originations totaled $1.1 trillion compared to $1.5 trillion in 2012 according to Fannie Mae. In 2014, Fannie Mae forecasts that refinancing originations will decline to $0.4 trillion resulting in a decline of 62% from 2013 levels. The reduction in refinancing activity in 2014 has adversely impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue and profitability at our title and settlement services operations.
Final regulations under the Dodd-Frank Act pertaining to qualified mortgages and qualified residential mortgages were issued in October 2014, which we believe is a positive step towards expanding credit availability.

Homesales
According to NAR, homesale transactions for 2013 increased to 5.1 million homes or 9% compared to 2012 despite modest economic growth during 2013. In 2014, NAR seasonally adjusted annualized homesale transactions fell to 4.6 million homes in the first quarter, rebounded to 4.9 million homes in the second quarter and reached 5.1 million homes in the third quarter of 2014. For the three months ended September 30, 2014, RFG and NRT homesale transactions decreased 3% and 4%, respectively, due to a decrease in homebuyer activity compared to the third quarter of 2013 and were in line with the percentage changes reported by NAR and Fannie Mae for the third quarter of 2014. The quarterly and annual year-over-year trends in homesale transactions are as follows:

			2014 vs. 2013
	Full Year 2013 vs. 2012		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2014 vs. 2013
Number of Homesales
Industry
NAR	9%	(a)	(7)%	(a)	(5)%	(a)	(4)%	(a)	4%	(b)	(3)%	(b)
Fannie Mae (c)	9%		(7)%		(5)%		(4)%		3%		(3)%
Realogy
Real Estate Franchise Services	10%		(3)%		(3%)		(3)%
Company Owned Real Estate Brokerage Services	9%		(2)%		(5%)		(4)%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
For 2015, NAR and Fannie Mae are forecasting an increase in existing homesale transactions of 8% and 4%, respectively, compared to 2014.
Homesale Price
For the full year 2013, the percentage change in the average price of homes brokered by RFG franchisees and NRT increased 9% and 6%, respectively. For the three months ended September 30, 2014 compared to the same period in 2013, average homesale price was up 6% for RFG and 5% for NRT. RFG’s average sales price increase was higher than NAR and Fannie Mae largely due to the mix of business as the volume of activity for Sotheby’s International Realty franchisees continued to increase. We believe that the continued improvement in price in 2013 and 2014 is due to the low level of home inventory in many markets, as well as the increase in demand of higher priced homes. The quarterly and annual year-over-year trends in the price of homes are as follows:

			2014 vs. 2013
	Full Year 2013 vs. 2012		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2014 vs. 2013
Price of Homes
Industry
NAR	9%	(a)	7%	(a)	3%	(a)	3%	(a)	4%	(b)	5%	(b)
Fannie Mae (c)	11%		9%		4%		5%		6%		5%
Realogy
Real Estate Franchise Services	9%		12%		7%		6%
Company Owned Real Estate Brokerage Services	6%		14%		7%		5%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
For 2015, NAR and Fannie Mae are forecasting an increase of 4% and 5%, respectively, in median existing homesale price compared to 2014.

* * *
Other Housing Factors
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, historically low interest rates, job growth, the inherent attributes of homeownership vs. renting and the influence of local housing dynamics of supply vs. demand. Factors that may negatively affect a sustained housing recovery include:

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

Many of the trends impacting our businesses that derive revenue from homesales also impact our Relocation Services business, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of our Relocation Services business are global corporate spending on relocation services, which has not returned to levels that existed prior to the most recent recession, as well as employment relocation trends. Our Relocation Services business is subject to a competitive pricing environment and lower average revenue per relocation as a result of a shift in the mix of services and number of services being delivered per move. These factors have, and may continue to, put pressure on the growth and profitability of this segment.
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
In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  In addition, these tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  Over the past five years, the net effective royalty rate has been declining due to several factors including, a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees who generally were not sizable enough to earn significant rebates, and over the last two calendar years, an increase in overall homesale transaction volume.
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
Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by our Company Owned Real Estate Brokerage Services segment. Such share of commissions earned by sales associates varies by region and can increase as sales associates increase their level of homesale transactions. It also is impacted by the level of recruitment by competitors of sales associates affiliated with our brokerage. Competitive pressures can increase the commissions necessary to attract and maintain relationships with productive sales associates. Commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker.
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
A decline in the number of homesale transactions and decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers or greater commission payments to sales associates.
The following table presents our drivers for the three and nine months ended September 30, 2014 and 2013. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	For Three Months Ended September 30,			For Nine Months Ended September 30,
	2014	2013	% Change	2014	2013	% Change
Real Estate Franchise Services (a)
Closed homesale sides	306,338	315,432	(3%)	803,760	827,632	(3%)
Average homesale price	$255,780	$240,408	6%	$249,782	$231,538	8%
Average homesale broker commission rate	2.51%	2.53%	(2) bps	2.52%	2.54%	(2) bps
Net effective royalty rate	4.49%	4.46%	3 bps	4.48%	4.50%	(2) bps
Royalty per side	$301	$281	7%	$294	$275	7%
Company Owned Real Estate Brokerage Services
Closed homesale sides	89,472	93,083	(4%)	233,960	244,021	(4%)
Average homesale price	$498,650	$475,823	5%	$501,324	$465,335	8%
Average homesale broker commission rate	2.46%	2.49%	(3) bps	2.47%	2.50%	(3) bps
Gross commission income per side	$12,985	$12,527	4%	$13,130	$12,341	6%
Relocation Services
Initiations	44,019	42,788	3%	133,223	130,050	2%
Referrals	29,259	28,406	3%	73,101	70,341	4%
Title and Settlement Services
Purchase title and closing units	32,355	33,540	(4%)	86,234	89,204	(3%)
Refinance title and closing units	6,520	17,625	(63%)	20,129	65,247	(69%)
Average fee per closing unit	$1,956	$1,579	24%	$1,914	$1,469	30%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

RESULTS OF OPERATIONS
Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. EBITDA is defined as net income (loss) before depreciation and amortization, net interest (income) expense (other than Relocation Services interest for securitization assets and securitization obligations) and income taxes, each of which is presented on our Condensed Consolidated Statements of Operations. Our presentation of EBITDA may not be comparable to similarly titled measures used by other companies. As discussed above under "Industry Trends," our results of operations are significantly impacted by industry and economic factors that are beyond our control.
Three Months Ended September 30, 2014 vs. Three Months Ended September 30, 2013
Our consolidated results comprised the following:

	For Three Months Ended September 30,
	2014	2013	Change
Net revenues	$1,531	$1,553	$(22)
Total expenses (1)	1,364	1,438	(74)
Income before income taxes, equity in earnings and noncontrolling interests	167	115	52
Income tax expense	71	9	62
Equity in earnings of unconsolidated entities	(6)	(4)	(2)
Net income	102	110	(8)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)
Net income attributable to Realogy Holdings and Realogy Group	$100	$109	$(9)
_______________

(1)
Total expenses for the three months ended September 30, 2014 includes a net benefit of $2 million of former parent legacy items and the reversal of prior year restructuring of $1 million. Total expenses for the three months ended September 30, 2013 includes $22 million related to the loss on the early extinguishment of debt, $19 million related to the Phantom Value Plan and $1 million of former parent legacy costs.

Net revenues decreased $22 million (1%) for the three months ended September 30, 2014 compared with the three months ended September 30, 2013, principally due to a decrease in revenue at the Title and Settlement Services segment due to lower refinancing transactions.
Total expenses decreased $74 million (5%) primarily due to:

•
a $32 million decrease in operating and general and administrative expenses driven by a decrease in employee-related costs primarily due to a reduction in management incentives and a $19 million decrease in Phantom Value Plan charges and an $18 million decrease in variable operating costs at our Title and Settlement Services segment as a result of a decrease in refinancing and refinancing-related underwriter transactions, partially offset by $6 million of transaction and integration costs related to the ZipRealty acquisition and a $10 million increase in costs primarily related to NRT brokerage acquisitions completed in the fourth quarter of 2013 and during the nine months ended September 30, 2014;

•
a $22 million decrease in the loss on the early extinguishment of debt related to the repurchase of $100 million of the Company's 9.00% First and a Half Lien Notes through open market repurchases in 2013; and

•
a $20 million decrease in interest expense for the three months ended September 30, 2014 compared to the three months ended September 30, 2013 as a result of lower weighted average interest rates due to refinancing activities and an $11 million net decrease in interest expense due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in gains of $3 million in 2014 compared to losses of $8 million in the same period of 2013.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $71 million for the three months ended September 30, 2014 compared to $9 million for the three months ended September 30, 2013.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30, 2014 and 2013:

	Revenues (a)			EBITDA (b)			Margin
	2014	2013	% Change	2014	2013	% Change	2014	2013	Change
Real Estate Franchise Services	$199	$193	3%	$136	$133	2%	68%	69%	(1)
Company Owned Real Estate Brokerage Services	1,175	1,178	—	93	91	2	8	8	—
Relocation Services	125	127	(2)	47	45	4	38	35	3
Title and Settlement Services	111	134	(17)	15	17	(12)	14	13	1
Corporate and Other	(79)	(79)	*	(18)	(50)	*
Total Company	$1,531	$1,553	(1)%	$273	$236	16%	18%	15%	3
Less: Depreciation and amortization				48	44
Interest expense, net				54	74
Income tax expense				71	9
Net income attributable to Realogy Holdings and Realogy Group				$100	$109
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $79 million during the three months ended September 30, 2014 and 2013.

(b)
EBITDA for the three months ended September 30, 2014 includes a net benefit of $2 million of former parent legacy items and the reversal of prior year restructuring of $1 million. EBITDA for the three months ended September 30, 2013 includes $22 million related to the loss on early extinguishment of debt, $19 million related to the Phantom Value Plan and $1 million of former parent legacy costs. Excluding the items noted above, the Total Company margin would have been 18% for the three months ended September 30, 2014 and 2013.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 3 percentage points to 18% for the three months ended September 30, 2014 compared to the same period in 2013 driven by a $19 million decrease in Phantom Value Plan charges, a $22 million decrease in the loss on the early extinguishment of debt, an $18 million decrease in variable operating costs at our Title and Settlement Services segment and improved margins at the Relocation Services segment due to foreign currency exchange rate gains.
On a segment basis, the Real Estate Franchise Services segment margin decreased 1% to 68% from 69%. The three months ended September 30, 2014 reflected a decrease in the number of homesale transactions and a decrease in the average broker commission rate offset by an increase in the average homesale price. The Company Owned Real Estate Brokerage Services segment margin remained flat at 8% due to an increase in the average price of homes offset by a decrease in the number of homesale transactions. The Relocation Services segment margin increased 3 percentage points to 38% from 35% in the comparable prior period primarily due to the net impact resulting from foreign currency exchange rate gains in the third quarter of 2014 compared to losses in the third quarter of 2013. The Title and Settlement Services segment margin increased 1 percentage point to 14% from 13% due to a decrease in employee-related costs.
Corporate and Other EBITDA for the three months ended September 30, 2014 improved $32 million to negative $18 million primarily due to a $22 million decrease in the loss on the early extinguishment of debt, a $12 million decrease in employee-related costs primarily due to the Phantom Value Plan charges incurred in 2013 and a $3 million net benefit of former parent legacy items partially offset by $6 million in transaction and integration costs incurred for the ZipRealty acquisition.
Real Estate Franchise Services
Revenues increased $6 million to $199 million and EBITDA increased $3 million to $136 million for the three months ended September 30, 2014 compared with the same period in 2013.

The increase in revenue was primarily driven by a $3 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price, partially offset by a 3% decrease in the number of homesale transactions. Marketing revenue increased $1 million and marketing expense increased $2 million, primarily due to higher advertising spending in the third quarter of 2014 compared with the same period in 2013.
Royalties received from our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment decreased $1 million for the quarter. These intercompany royalties of $76 million and $77 million during the third quarter of 2014 and 2013, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $3 million increase in EBITDA was principally due to the increase in domestic royalty revenues discussed above and lower employee-related costs primarily related to a decrease in management incentives and Phantom Value Plan charges.
Company Owned Real Estate Brokerage Services
Revenues decreased $3 million to $1,175 million and EBITDA increased $2 million to $93 million for the three months ended September 30, 2014 compared with the same period in 2013.
Revenue decreased due to a 4% decrease in the number of homesale transactions, partially offset by higher commission income earned on homesale transactions primarily driven by a 5% increase in the average price of homes. The 4% decrease in homesale transactions was due to lower activity in most of the geographic regions we serve. The 5% increase in the average price of homes is benefiting from a shift in activity away from the low end of the housing market and is being impacted by the continuing effects of constrained inventory.
EBITDA increased $2 million primarily due to:

•	a $1 million decrease in commission expenses due to the reduction of homesale transaction volume;

•	an $8 million decrease in employee-related costs primarily related to a decrease in management incentives and Phantom Value Plan charges; partially offset by

•	a $3 million decrease in revenue, discussed above; and

•
a $5 million increase in other operating expense due to a $10 million increase in costs primarily related to NRT brokerage acquisitions completed in the fourth quarter of 2013 and during the nine months ended September 30, 2014, partially offset by a $5 million decrease in costs related to existing operations.

Relocation Services
Revenues decreased $2 million to $125 million and EBITDA increased $2 million to $47 million for the three months ended September 30, 2014 compared with the same quarter in 2013.
The decrease in revenues was primarily driven by a $4 million decrease in relocation referrals due to lower volume. The decrease was partially offset by a $2 million increase in Affinity referrals due to growth in Affinity transaction volume, which generate lower revenue per referral than other relocation referrals.
EBITDA increased $2 million as a result of a $4 million net impact resulting from foreign currency exchange rate gains in the third quarter of 2014 compared to losses in the third quarter of 2013 and a $3 million reduction in employee-related costs, partially offset by the decrease in revenues discussed above and $3 million related to a lower insurance loss reserve adjustment in 2014 compared with 2013.
Title and Settlement Services
Revenues decreased $23 million to $111 million and EBITDA decreased $2 million to $15 million for the three months ended September 30, 2014 compared with the same quarter in 2013.
The decrease in revenues was primarily driven by a $13 million decrease in refinancing revenue and a $9 million decrease in refinance-related underwriter revenue. Refinance title and closing units decreased 63% and resale title and closing units decreased 4% while average price per closing increased 24% for the quarter ended September 30, 2014 compared with the same quarter in 2013 as a result of a shift in business to resale activities where we earn a higher fee.
EBITDA decreased $2 million as a result of the $23 million decrease in revenues discussed above, partially offset by an $18 million decrease in variable operating costs as a result of a decrease in refinancing and underwriter transactions and a $3 million decrease in employee-related costs primarily related to a decrease in management incentives and Phantom Value Plan charges.
Nine Months Ended September 30, 2014 vs. Nine Months Ended September 30, 2013
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2014	2013	Change
Net revenues	$4,050	$4,043	$7
Total expenses (1)	3,844	3,922	(78)
Income before income taxes, equity in earnings and noncontrolling interests	206	121	85
Income tax expense	88	25	63
Equity in earnings of unconsolidated entities	(7)	(26)	19
Net income	125	122	3
Less: Net income attributable to noncontrolling interests	(3)	(4)	1
Net income attributable to Realogy Holdings and Realogy Group	$122	$118	$4
_______________

(1)
Total expenses for the nine months ended September 30, 2014 includes $27 million related to the loss on the early extinguishment of debt and $2 million related to the Phantom Value Plan, partially offset by a net benefit $1 million of former parent legacy items and the reversal of prior year restructuring of $1 million. Total expenses for the nine months ended September 30, 2013 includes $68 million related to the loss on the early extinguishment of debt, $45 million related to the Phantom Value Plan and $4 million of restructuring costs.

Net revenues increased $7 million (0.2%) for the nine months ended September 30, 2014 compared with the nine months ended September 30, 2013, principally due to an increase in revenues for the Real Estate Franchise Services segment and Company Owned Real Estate Brokerage Services segment primarily driven by an increase in homesale price, partially offset by lower refinancing transactions at the Title and Settlement Services segment.
Total expenses decreased $78 million (2%) primarily due to:

•
a $61 million decrease in operating and general and administrative expenses driven by a decrease in employee-related costs primarily due to a reduction in management incentives and a $43 million decrease in Phantom Value Plan charges and a $43 million decrease in variable operating costs at our Title and Settlement Services segment as a result of a decrease in refinancing and refinance-related underwriter transactions, partially offset by a $25 million increase in costs primarily related to NRT brokerage acquisitions completed in the fourth quarter of 2013 and during the nine months ended September 30, 2014 and a $6 million increase in transaction and integration costs related to the ZipRealty acquisition;

•
a $41 million decrease in the loss on the early extinguishment of debt related to the repurchase of $368 million of our 7.875% First and a Half Lien Notes and $29 million of our 9.00% First and a Half Lien Notes in 2014 compared to the redemption of our 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes in 2013; and

•
a $33 million decrease in interest expense for the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013 as a result of a lower weighted average interest rate due to refinancing activities, partially offset by a net increase of $17 million due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $19 million in 2014 compared to losses of $2 million in the same period of 2013;

partially offset by,

•
a $49 million increase in commission and other sales associate-related costs, due to the increase in revenue and the impact of a higher proportion of transactions occurring in regions with less favorable commission splits.

Equity in earnings of unconsolidated entities decreased $19 million primarily due to lower earnings from our investment in PHH Home Loans as a result of the significant decrease in refinancing transaction volume as well as a decrease in margins in the mortgage origination business.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $88 million for the nine months ended September 30, 2014 compared to $25 million for the nine months ended 2013.
Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30, 2014 and 2013:

	Revenues (a)			EBITDA (b)			Margin
	2014	2013	% Change	2014	2013	% Change	2014	2013	Change
Real Estate Franchise Services	$539	$521	3%	$352	$338	4%	65%	65%	—
Company Owned Real Estate Brokerage Services	3,107	3,046	2	164	185	(11)	5	6	(1)
Relocation Services	318	322	(1)	80	82	(2)	25	25	—
Title and Settlement Services	300	364	(18)	27	41	(34)	9	11	(2)
Corporate and Other	(214)	(210)	*	(76)	(143)	*
Total Company	$4,050	$4,043	—%	$547	$503	9%	14%	12%	2
Less: Depreciation and amortization				140	130
Interest expense, net				197	230
Income tax expense				88	25
Net income attributable to Realogy Holdings and Realogy Group				$122	$118
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $214 million and $210 million during the nine months ended September 30, 2014 and 2013, respectively.

(b)
EBITDA for the nine months ended September 30, 2014 includes $27 million related to the loss on early extinguishment of debt and $2 million related to the Phantom Value Plan, partially offset by a net benefit of $1 million of former parent legacy items and the reversal of prior year restructuring of $1 million. EBITDA for the nine months ended September 30, 2013 includes $68 million related to the loss on early extinguishment of debt, $45 million related to the Phantom Value Plan and $4 million of restructuring costs. Excluding the items noted above, the Total Company margin would have been 14% and 15% for the nine months ended September 30, 2014 and 2013, respectively.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 2 percentage points to 14% from 12% for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to a $41 million decrease in the loss on the early extinguishment of debt, a $43 million decrease in variable operating costs at our Title and Settlement Services segment and a $43 million decrease in Phantom Value Plan charges, offset by a $46 million decrease in refinancing revenue at our Title and Settlement Services segment and a $19 million decrease in earnings from our investment in PHH Home Loans.
On a segment basis, the Real Estate Franchise Services segment margin remained flat at 65%. The Company Owned Real Estate Brokerage Services segment margin decreased 1 percentage point to 5% from 6% in the prior period due to lower PHH Home Loans earnings of $19 million as a result of the significant decrease in refinancing transaction volume and higher operating expenses primarily driven by recently completed brokerage operations, partially offset by an increase in homesale transaction volume. The Relocation Services segment margin remained flat at 25%. The Title and Settlement Services segment margin decreased 2 percentage points to 9% from 11% due to a significant decrease in refinancing transactions as well as a decrease in refinance-related underwriter revenue.
Corporate and Other EBITDA for the nine months ended September 30, 2014 improved $67 million to negative $76 million primarily due to a $41 million decrease in the loss on the early extinguishment of debt and a $26 million decrease in employee-related costs primarily due to the Phantom Value Plan charges incurred in 2013 partially offset by a $6 million increase in transaction and integration costs related to the ZipRealty acquisition.

Real Estate Franchise Services
Revenues increased $18 million to $539 million and EBITDA increased $14 million to $352 million for the nine months ended September 30, 2014 compared with the same period in 2013.
The increase in revenue was primarily driven by a $9 million increase in third-party domestic franchisee royalty revenue due to an 8% increase in the average homesale price, partially offset by a 3% decrease in the number of homesale transactions along with a 2 basis point lower net effective royalty rate driven by our larger affiliates achieving higher volume levels as well as a shift in volume amongst our brands which operate under different royalty rate arrangements, and a $2 million increase in international revenue. Marketing revenue and expense increased $3 million, primarily due to higher advertising spending in the first nine months of 2014 compared with the same period in 2013.
The increase in revenue was also attributable to a $3 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment which pays royalties to our Real Estate Franchise Services segment. These intercompany royalties of $204 million and $201 million during the first nine months of 2014 and 2013, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $14 million increase in EBITDA was principally due to the increase in domestic royalty revenues and international revenue discussed above and lower employee-related costs primarily related to a decrease in management incentives and Phantom Value Plan charge.
Company Owned Real Estate Brokerage Services
Revenues increased $61 million to $3,107 million and EBITDA decreased $21 million to $164 million for the nine months ended September 30, 2014 compared with the same period in 2013.
The increase in revenues of $61 million was due to higher commission income earned on homesale transactions which was primarily driven by an 8% increase in the average price of homes, partially offset by a 4% decrease in the number of homesale transactions. The 8% increase in the average price of homes is benefiting from a shift in activity away from the low end of the housing market. The 4% decrease in homesale transactions was due to lower activity in most of the geographic regions we serve. In addition, homesale price in many of our markets is being impacted by the effects of constrained inventory.
EBITDA decreased $21 million primarily due to:

•
a $49 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues and relative strength at the high end of the market which resulted in a greater percentage of revenue being generated by the top quartile of its sales associates;

•	a $19 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume;

•
a $19 million net increase in other operating expense due to a $25 million increase in costs primarily related to NRT brokerage acquisitions completed in the fourth quarter of 2013 and during the nine months ended September 30, 2014 partially offset by a $6 million decrease in costs related to existing operations;

•	a $3 million increase in royalties paid to the Real Estate Franchise Services segment; and

•	a $3 million increase in marketing expenses primarily due to additional advertising initiatives;
partially offset by,

•	a $61 million increase in revenues discussed above; and

•	a $10 million decrease in employee-related costs primarily related to a decrease in management incentives and Phantom Value Plan charges.
Relocation Services
Revenues decreased $4 million to $318 million and EBITDA decreased $2 million to $80 million for the nine months ended September 30, 2014 compared with the same period in 2013.
The decrease in revenues was primarily driven by a $6 million decrease in relocation referrals due to lower volume, a $4 million decrease in international revenue due to lower average fees and a $3 million decrease in at-risk revenue primarily due to lower transaction volume. The decrease was partially offset by a $4 million increase in Affinity referrals due to growth in Affinity transaction volume, which generate lower revenue per referral than other relocation referrals, and a $4 million increase in other relocation fees.
EBITDA decreased $2 million as a result of the $4 million decrease in revenues discussed above and $3 million related to a lower insurance loss reserve adjustment in 2014 compared with 2013, partially offset by a $5 million reduction in employee-related costs.
Title and Settlement Services
Revenues decreased $64 million to $300 million and EBITDA decreased $14 million to $27 million for the nine months ended September 30, 2014 compared with the same period in 2013.
The decrease in revenues was primarily driven by a $46 million decrease in refinancing revenue and a $16 million decrease in refinance-related underwriter revenue. Refinance title and closing units decreased 69% and resale title and closing units decreased 3% while average price per closing increased 30% for the nine months ended September 30, 2014 compared with the same period in 2013 as a result of a shift in business to resale activities where we earn a higher fee.
EBITDA decreased $14 million as a result of the $64 million decrease in revenues discussed above, partially offset by a $43 million decrease in variable operating costs as a result of a decrease in refinancing and underwriter transactions and a $6 million decrease in employee-related costs primarily related to management incentives and Phantom Value Plan charges.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2014	December 31, 2013	Change
Total assets	$7,646	$7,326	$320
Total liabilities	5,481	5,313	168
Total equity	2,165	2,013	152
For the nine months ended September 30, 2014, total assets increased $320 million primarily due to a $139 million increase in relocation and trade receivables as a result of seasonal increases in volume, a $128 million increase in goodwill, a $36 million increase in deferred tax assets and a $19 million increase in fixed assets primarily from acquisitions. Other non-current assets increased $21 million primarily due to deferred financing costs capitalized related to the issuance of the 4.50% Senior Notes during the second quarter of 2014. These increases were partially offset by the amortization of franchise agreements and other intangible assets of $63 million.
Total liabilities increased $168 million due to an increase in debt of $41 million primarily as a result of the issuance of $450 million of 4.50% Senior Notes, partially offset by the repurchase of $397 million of First and a Half Lien Notes, a $48 million increase in accounts payable primarily driven by seasonal volume at our Relocation Services segment, a $68 million increase in deferred tax liabilities, a $28 million increase in other non-current liabilities primarily related to the mark-to-market changes on the Company's interest rate swap agreements and liabilities related to contingent consideration from acquisitions and a $29 million increase in securitization obligations. These increases were partially offset by a $43 million reduction in accrued expenses and other current liabilities primarily due to the payment of 2013 bonuses in the first quarter of 2014.
Total equity increased $152 million primarily due to $122 million of net income for the nine months ended September 30, 2014 and $30 million of additional paid in capital related to stock-based compensation.
Liquidity and Capital Resources
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes and the debt refinancing transactions completed during 2013 and the first half of 2014, our outstanding indebtedness has been reduced by approximately $3.3 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) an unanticipated increase in LIBOR or ABR, or (iii) our inability to access our relocation securitization programs.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our recent indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013 and expect this to continue in the remainder of 2014. We intend to use future cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
Cash Flows
At September 30, 2014, we had $268 million of cash and cash equivalents, an increase of $32 million compared to the balance of $236 million at December 31, 2013. The following table summarizes our cash flows for the nine months ended September 30, 2014 and 2013:

	Nine Months Ended September 30,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$271	$330	$(59)
Investing activities	(253)	(50)	(203)
Financing activities	15	(483)	498
Effects of change in exchange rates on cash and cash equivalents	(1)	—	(1)
Net change in cash and cash equivalents	$32	$(203)	$235
For the nine months ended September 30, 2014, $59 million less cash was provided by operating activities compared to the same period in 2013. For the nine months ended September 30, 2014, $271 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $417 million, partially offset by a $4 million decrease in accounts payable, accrued expenses and other liabilities primarily due to the payment of the 2013 bonus in the first quarter of 2014, whereas substantially all of the 2012 bonus was paid in December 2012, and an increase of $86 million and $53 million in relocation receivables and trade receivables, respectively. For the nine months ended September 30, 2013, $330 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $326 million as well as $41 million of incremental cash dividends received from unconsolidated subsidiaries. This was partially offset by cash used due to an increase of $21 million for taxes paid related to net share settlement for stock based compensation, and an increase of $1 million and $15 million in relocation receivables and trade receivables, respectively.

We received no cash dividends from PHH Home Loans during the nine months ended September 30, 2014 and $40 million during the nine months ended September 30, 2013. We expect that PHH Home Loans will generate annual earnings and will be able to provide corresponding dividends, although the level of future dividends will fluctuate and is dependent upon the financial results of PHH Home Loans.
For the nine months ended September 30, 2014, we used $203 million more cash for investing activities compared to the same period in 2013. For the nine months ended September 30, 2014, $253 million of cash was primarily used for $203 million of acquisition payments and $49 million of property and equipment additions. For the nine months ended September 30, 2013, $50 million of cash was primarily used for $40 million of property and equipment additions, $5 million of acquisition related payments and a $2 million increase in restricted cash.
For the nine months ended September 30, 2014, $498 million less cash was used by financing activities compared to the same period in 2013. For the nine months ended September 30, 2014, $15 million of net cash was provided by financing activities as a result of the proceeds from the issuance of $450 million of 4.50% Senior Notes and a $29 million increase in net securitization obligations borrowings, partially offset by the repurchase of $397 million of First and a Half Lien Notes, $41 million of debt issuance costs for the 4.50% Senior Notes, $14 million of repayments of the term loan facility and $14 million of other financing related payments. For the nine months ended September 30, 2013, $483 million of net cash was used for:

•	the redemption of our 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million;

•	the repurchase of $100 million of our 9.00% First and a Half Lien Notes;

•	a reduction in revolver borrowings of $70 million;

•	the payment of $28 million of debt issuance costs; and

•	$26 million of other financing related payments;
partially offset by,

•	$500 million of net proceeds from the issuance of 3.375% Senior Notes and $79 million of additional proceeds from the extension of the term loan facility.
Financial Obligations
Indebtedness Table
As of September 30, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,891	1,875	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	7.875%	February 2019	332	332	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Securitization Obligations: (4)
Apple Ridge Funding LLC		June 2015	325	268	57
Cartus Financing Limited (5)		August 2015	41	13	28
			$4,803	$4,227	$560
_______________

(1)	On October 31, 2014, the Company had no outstanding borrowings on the revolving credit facility and no outstanding letters of credit on such facility, leaving $475 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,891 million term loan, less a discount of $16 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £20 million revolving loan facility and a £5 million working capital facility.
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
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. In 2014, the Company entered into a new, unsecured letter of credit facility and issued approximately $80 million of letters of credit thereunder, which had previously been issued under the synthetic letter of credit facility. The new facility is discussed below under "Other Bank Facilities." As of September 30, 2014, the capacity under the synthetic letter of credit facility was reduced to $55 million from $119 million as of December 31, 2013 and is being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
The term loan facility has quarterly amortization payments totaling 1% per annum of the $1,905 million of term loan principal issued under the First Amendment with the balance payable in March 2020. The synthetic letter of credit facility provides for quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date.
The obligations under the Amended and Restated Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the 3.375% Senior Notes and the 4.50% Senior Notes, or securitization obligations. At September 30, 2014, Realogy

Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity and accordingly the covenant was not applicable at September 30, 2014; however the Company has continued to calculate the senior secured leverage ratio. At September 30, 2014, Realogy Group’s senior secured leverage ratio was 3.01 to 1.00.
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
On April 7, 2014, Realogy Group issued $450 million of 4.50% Senior Notes in a private offering. The 4.50% Senior Notes are unsecured senior obligations that mature on April 15, 2019. Interest on the 4.50% Senior Notes is payable semiannually on April 15 and October 15 of each year. The 4.50% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 4.50% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The Company used a portion of the net proceeds from the offering to repurchase a portion of the Company's 7.875% First and a Half Lien Notes.
Other Bank Facilities
In June 2014, the Company entered into a three-year, unsecured letter of credit facility, which provides for the issuance of letters of credit required for general corporate purposes by the Company. In the third quarter of 2014, the Company increased the capacity of the facility by $54 million to $81 million. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of September 30, 2014, $80 million of the facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program with an expiration date in June 2015, $268 million of outstanding borrowings at September 30, 2014 and a total borrowing capacity of $325 million.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility (which was reduced from £35 million in August 2014) and a £5 million working capital facility, both of which expire in August 2015. There are $13 million of outstanding borrowings on the facilities at September 30, 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the 3.375% Senior Notes, the 4.50% Senior Notes and the First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $340 million and $268 million of underlying relocation receivables and other related relocation assets at September 30, 2014 and December 31, 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million and $4 million for the three and nine months ended September 30, 2014, respectively and $2 million and $5 million for the three and nine months ended September 30, 2013, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.4% and 2.7% for the nine months ended September 30, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of the March 2014 amendment to the Amended and Restated Credit Agreement to reprice the term loan thereunder and the repurchases of First and a Half Lien Notes in the first half of 2014, the Company recorded a loss on the early extinguishment of debt of $27 million and wrote off deferred financing costs of $3 million to interest expense during the nine months ended September 30, 2014.
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
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the senior secured credit facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of "EBITDA," calculated on a "pro forma basis," used in the senior secured credit facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. Adjusted EBITDA calculated for a three-month period adjusts for the same items as for a twelve-month period, except that the pro forma effect of cost savings, business optimizations and acquisitions and new franchisees are calculated as of the beginning of the three-month period instead of the twelve-month period.
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
A reconciliation of net income attributable to Realogy Group to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2014 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2013	September 30, 2013	December 31, 2013	September 30, 2014	September 30, 2014
Net income attributable to Realogy Group (a)	$438	$118	$320	$122	$442
Income tax (benefit) expense	(242)	25	(267)	88	(179)
Income before income taxes	196	143	53	210	263
Interest expense, net	281	230	51	197	248
Depreciation and amortization	176	130	46	140	186
EBITDA (b)	653	503	150	547	697
Covenant calculation adjustments:
Restructuring costs (reversals) and former parent legacy costs (benefit), net (c)					(6)
Loss on the early extinguishment of debt					27
Pro forma effect of business optimization initiatives (d)					9
Non-cash charges (e)					24
Pro forma effect of acquisitions and new franchisees (f)					9
Incremental securitization interest costs (g)					4
Adjusted EBITDA					$764
Total senior secured net debt (h)					$2,301
Senior secured leverage ratio (i)					3.01	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $320 million for the fourth quarter of 2013, (ii) a loss of $46 million for the first quarter of 2014, (iii) income of $68 million for the second quarter of 2014 and (iv) income of $100 million for the third quarter of 2014.

(b)
EBITDA consists of: (i) $150 million for the fourth quarter of 2013, (ii) $36 million for the first quarter of 2014, (iii) $238 million for the second quarter of 2014 and (iv) $273 million for the third quarter of 2014.

(c)	Consists of a net benefit of $5 million for former parent legacy items and $1 million of net restructuring reversals.

(d)
Represents the twelve-month pro forma effect of business optimization initiatives including $5 million of transaction and integration costs incurred for the ZipRealty acquisitions, $2 million related to business cost cutting initiatives, $1 million related to our Relocation Services integration costs and $1 million related to vendor renegotiations.

(e)
Represents the elimination of non-cash expenses, including $40 million of stock-based compensation expense and $1 million of other items less $17 million for the change in the allowance for doubtful accounts and notes reserves from October 1, 2013 through September 30, 2014.

(f)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on October 1, 2013. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2013.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2014.

(h)
Represents total borrowings under the senior secured credit facility and borrowings secured by a first priority lien on our assets of $2,484 million plus $18 million of capital lease obligations less $201 million of readily available cash as of September 30, 2014. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes our securitization obligations or unsecured indebtedness, including the 3.375% Senior Notes and the 4.50% Senior Notes.

(i)
Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility's borrowing capacity at September 30, 2014, and accordingly the covenant was not applicable.

Set forth in the table below is a reconciliation of net income attributable to Realogy Group to Adjusted EBITDA for the three-month periods ended September 30, 2014 and 2013:

	Three Months Ended
	September 30, 2014	September 30, 2013
Net income attributable to Realogy	$100	$109
Income tax expense	71	9
Income before income taxes	171	118
Interest expense, net	54	74
Depreciation and amortization	48	44
EBITDA	273	236
Restructuring costs (reversals) and former parent legacy costs (benefit), net	(3)	1
Loss on the early extinguishment of debt	—	22
Pro forma effect of business optimization initiatives	4	4
Non-cash charges	10	20
Pro forma effect of acquisitions and new franchisees	2	1
Pro forma cost savings for restructuring initiatives	—	1
Incremental securitization interest costs	1	1
Adjusted EBITDA	$287	$286
Contractual Obligations
The following table summarizes our future contractual obligations as of September 30, 2014:

	Remaining
	2014	2015	2016	2017	2018	Thereafter	Total
Term loan facility (a)	$5	$19	$19	$19	$19	$1,810	$1,891
First Lien Notes	—	—	—	—	—	593	593
7.875% First and a Half Lien Notes	—	—	—	—	—	332	332
9.00% First and a Half Lien Notes	—	—	—	—	—	196	196
3.375% Senior Notes	—	—	500	—	—	—	500
4.50% Senior Notes	—	—	—	—	—	450	450
Interest payments on long-term debt (b)	41	216	211	196	181	200	1,045
Securitized obligations (c)	281	—	—	—	—	—	281
Operating leases (d)	38	134	98	74	50	185	579
Capital leases (including imputed interest)	2	8	6	3	1	—	20
Purchase commitments (e)	25	37	17	9	8	247	343
Total (f) (g) (h)	$392	$414	$851	$301	$259	$4,013	$6,230
_______________

(a)
The Company’s term loan facility has quarterly amortization payments totaling 1% per annum of the $1,905 million of term loan principal issued under the First Amendment with the balance payable in March 2020.

(b)
Interest payments are based on applicable interest rates in effect at September 30, 2014 and include the impact of derivative instruments designed to fix the interest rate of a portion of the Company's variable rate debt.

(c)
The Apple Ridge securitization facility expires in June 2015 and the Cartus Financing Limited agreements expire in August 2015. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

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

(f)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At September 30, 2014, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(g)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $20 million and unrecognized tax benefits of $113 million as the Company is not able to estimate the year in which these liabilities could be paid.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At September 30, 2014, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2014, we had variable interest rate long-term debt, which was based on LIBOR, from our outstanding term loan of $1,891 million, excluding $281 million of securitization obligations.  The weighted average interest rate on the outstanding term loan at September 30, 2014 was 3.75%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). At September 30, 2014 the one-month LIBOR rate was 0.16%;

therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 0.75% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $30 million for the fair value of the interest rate swaps at September 30, 2014.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, wage and hour classification claims and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings will have a material adverse effect on our consolidated financial position, results of operations or cash flows.

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
We also monitor litigation and claims asserted against other real estate industry participants as well as litigation in different industries together with new statutory and regulatory enactments for potential impacts to its business. Although we respond, as appropriate, to these developments, such developments may impose costs or obligations that adversely affect the Company’s business operations or financial results. One key area the Company is currently monitoring are actions in various jurisdictions, including New York, Pennsylvania, California and Massachusetts, that assert claims relating to the misclassification of independent contractors for prior and future periods—including claims relating to the misclassification of sales associates. If we or other real estate industry participants are not successful in these actions, we and other industry participants may be required to change the manner in which sales associates are classified and could require that under certain circumstances we and other industry participants (including our franchisees) comply with wage and hour regulations and provide employee benefits mandated by law to certain sales associates.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 5, 2014
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 5, 2014
/S/ DEA BENSON
Dea Benson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1*	Supplemental Indenture No. 3 dated August 12, 2014 to the 7.875% Senior Secured Note Indenture.

4.2*	Supplemental Indenture No. 4 dated August 15, 2014 to the 7.875% Senior Secured Note Indenture.

4.3*	Supplemental Indenture No. 2 dated August 12, 2014 to the 7.625% Senior Secured Note Indenture.

4.4*	Supplemental Indenture No. 3 dated August 15, 2014 to the 7.625% Senior Secured Note Indenture.

4.5*	Supplemental Indenture No. 2 dated August 12, 2014 to the 9.000% Senior Secured Note Indenture.

4.6*	Supplemental Indenture No. 3 dated August 15, 2014 to the 9.000% Senior Secured Note Indenture.

4.7*	Supplemental Indenture No. 1 dated August 12, 2014 to the 3.375% Senior Note Indenture.

4.8*	Supplemental Indenture No. 2 dated August 15, 2014 to the 3.375% Senior Note Indenture.

4.9*	Supplemental Indenture No. 1 dated August 12, 2014 to the 4.500% Senior Note Indenture.

4.10*	Supplemental Indenture No. 2 dated August 15, 2014 to the 4.500% Senior Note Indenture.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.

^	Furnished electronically with this report.