Form 10-K
period 2014-12-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2015-02-26
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Realogy Holdings Corp. held by non-affiliates as of the close of business on June 30, 2014 was $5.5 billion. There were 146,396,713 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of February 23, 2015.
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

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this Annual Report and our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

◦	a decrease in consumer confidence;

◦	the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system and high levels of unemployment in the U.S. and abroad;

◦	increasing mortgage rates and/or constraints on the availability of mortgage financing;

◦
legislative, tax or regulatory changes that would adversely impact the residential real estate market, including potential reforms of Fannie Mae and Freddie Mac, and potential tax code reform, which could reduce or eliminate the amount that taxpayers would be allowed to deduct for home mortgage interest;

◦	a decrease in housing affordability;

◦	high levels of foreclosure activity;

◦	insufficient or excessive home inventory levels by market;

◦	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home; and

◦
the inability or unwillingness of current homeowners to purchase their next home due to various factors, including limited or negative equity in their current home, difficult mortgage underwriting standards, attractive rates on existing mortgages and the lack of available inventory;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees at current royalty rates or at all, or to realize royalty revenue growth from them;

•	our inability to renew existing franchise agreements at current royalty rates or at all, or to maintain or enhance our value proposition to franchisees;

•	the lack of revenue growth or declining profitability of our franchisees;

•	disputes or issues with entities that license us their tradenames for use in our business that could impede our franchising of those brands;

•
our inability to realize the benefits from acquisitions, including the 2014 acquisition of ZipRealty, due to the loss of key personnel of the acquired companies, as well as the possibility that expected benefits and synergies of the transactions may not be achieved in a timely manner or at all;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by third parties with which our franchisees have business relationships;

•	competition in our existing and future lines of business whether through traditional competitors or competitors with alternative business models, competition for our independent sales associates;

•	the general impact of emerging technologies on our business;

•
our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations, including but not limited to (1) state or federal employment laws or regulations that would require classification of independent contractor sales associates to employee status for prior and future periods, the application of wage and hour regulations and the provision of employee benefits mandated by law; and (2) challenges to certain of our business arrangements under the Real Estate Settlement Procedures Act or state consumer protection or similar laws;

•	any adverse resolution of litigation, governmental or regulatory proceedings or arbitration awards;

•
our inability to obtain new technologies and systems, to replace or introduce new technologies and systems as quickly as our competitors and in a cost-effective manner or to achieve the benefits anticipated from new technologies or systems;

•
the failure or significant disruption of our operations from various causes related to our critical information technologies and systems including cybersecurity threats to our data and customer/franchisee data as well as reputational or financial risks associated with a loss of any such data;

•	adverse effects of natural disasters or environmental catastrophes that affect local housing markets in which we operate;

•
risks related to our international operations, including compliance with the Foreign Corrupt Practices Act and similar anti-corruption laws as well as risks relating to the master franchisor model that we deploy internationally;

•
risks associated with our substantial indebtedness and interest obligations and restrictions contained in our debt agreements, including risks relating to having to dedicate a significant portion of our cash flows from operations to service our debt;

•	risks relating to our ability to refinance our indebtedness or incur additional debt;

•	changes in corporate relocation practices resulting in fewer employee relocations or reduced relocation benefits;

•	an increase in the claims rate of our title underwriter and an increase in mortgage rates could adversely impact the revenue stream of our title and settlement services segment;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•
risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation ("PHH"), including increases in mortgage interest rates, the impact of regulatory changes, litigation, investigations and inquiries or a change in control of PHH;

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
Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in this Annual Report, our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

TRADEMARKS AND SERVICE MARKS
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report include the CENTURY 21®, COLDWELL BANKER®, ERA®, THE CORCORAN GROUP®, COLDWELL BANKER COMMERCIAL®, SOTHEBY’S INTERNATIONAL REALTY®, BETTER HOMES AND GARDENS® and ZIPREALTY® marks, which are registered in the United States and/or registered or pending registration in other jurisdictions, as appropriate, to the needs of our relevant business. Each trademark, trade name or service mark of any other company appearing in this Annual Report is owned by such company.
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report includes data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors ("NAR"), the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") were the primary sources for third-party industry data and forecasts. While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data in their historical reports and forecasting models whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is hindered due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period over period changes and their use of median price for their forecasts compared to our use of average price for historical periods. Additionally, NAR historical data is subject to periodic review and revision and these revisions could be material.  NAR and Fannie Mae generally update their forecasts on a monthly basis and subsequent forecasts may change materially from those previously issued. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.
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
As used in this report, the term "3.375% Senior Notes" refers to our 3.375% Senior Notes due 2016. The term "4.50% Senior Notes" refers to our 4.50% Senior Notes due 2019. The term "5.25% Senior Notes" refers to our 5.25% Senior Notes due 2021. The term "7.875% First and a Half Lien Notes" refers to the 7.875% Senior Secured Note due 2019, which were retired in 2014. The term "9.00% First and a Half Lien Notes" refers to our 9.00% Senior Secured Notes due 2020. The term "7.625% First Lien Notes" refers to our 7.625 Senior Secured Notes due 2020. The term "Unsecured Notes" refers to our 3.375% Senior Notes, our 4.50% Senior Notes and our 5.25% Senior Notes. The term "First and a Half Lien Notes" refers to our 7.875% First and a Half Lien Notes and our 9.00% First and a Half Lien Notes. The term "Secured Notes" refers to our 7.625% First Lien Notes and our 9.00% First and a Half Lien Notes.
Item 1.    Business.
Our Company
We are the preeminent and most integrated provider of residential real estate services in the U.S. We are the world's largest franchisor of residential real estate brokerages with some of the most recognized brands in the real estate industry, the largest owner of U.S. residential real estate brokerage offices, the largest U.S. and a leading global provider of outsourced employee relocation services and a significant provider of title and settlement services. Our owned and franchised brokerage businesses are more than two and a half times larger than their nearest competitor and in 2014. We were involved in approximately 27% of domestic existing homesale transaction volume that involved a real estate brokerage firm. Our revenue is derived on a fee-for-service basis, and given our breadth of complementary service offerings, we are able to generate fees from multiple aspects of a residential real estate transaction. Our operating platform is supported by our portfolio of industry leading franchise brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate and we also own and operate The Corcoran Group® and Citi Habitats brands. Our multiple brands and operations allow us to derive revenue from many different segments of the residential real estate market, in many different geographies and at varying price points.
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
Real Estate Franchise Services. We are the largest franchisor of residential real estate brokerages in the world through our portfolio of well-known brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate. At December 31, 2014, our real estate franchise systems (inclusive of our company owned brokerage operations) had approximately 13,500 offices worldwide in 104 countries and territories. This included approximately 6,000 brokerage offices in the U.S. and approximately 251,300 independent sales associates worldwide, including approximately 174,600 independent sales associates operating under our franchise and proprietary brands in the U.S. The average tenure among U.S. franchisees is approximately 20 years as of December 31, 2014. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology, training and education to facilitate our franchisees in growing their business and increasing their revenue and profitability. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our 98% retention rate through December 31, 2014. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise systems one year later, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. In 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. During 2015, we expect to introduce ZipRealty's comprehensive, turnkey integrated "Zap" technology platform to certain of our franchisees, ahead of a broader rollout of these tools that we believe will increase the value proposition to our franchisees, their independent sales associates and their customers.
Company Owned Real Estate Brokerage Services. We own and operate the largest residential real estate brokerage business in the U.S. under the Coldwell Banker®, Corcoran Group®, Sotheby's International Realty®, ZipRealty® and Citi Habitats brand names. We offer full-service residential brokerage services through more than 725 company owned brokerage offices with approximately 45,000 independent sales agents in more than 45 of the 100 largest metropolitan areas of the U.S. As a result of our attractive geographic and market positioning, the average sales price of an NRT transaction is approximately twice the national average. NRT, as the broker for a home buyer or seller, derives revenues primarily from gross commission income received at the closing of real estate transactions. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans LLC ("PHH Home Loans"), our home mortgage venture with PHH. To complement its residential brokerage services, NRT offers home ownership services that include comprehensive single-family residential property management in many of the nation's largest rental markets.
Relocation Services. We are a leading global provider of outsourced employee relocation services. We are the largest provider of such services in the U.S. and also operate in key international relocation destinations. We offer a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for the employee and employer. Our relocation services business serves corporations, including 56% of the Fortune 50 companies. We also service affinity organizations such as insurance companies and credit unions that provide our services to their members. In 2014, we assisted in over 171,000 corporate and affinity relocations in nearly 150 countries for approximately 1,100 active clients. As of December 31, 2014, our top 25 relocation clients had an average tenure of approximately 19 years with us.
Title and Settlement Services. We assist with the closing of real estate transactions by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses, as well as a targeted channel of large financial institution clients, including PHH. In 2014, TRG was involved in the closing of approximately 141,000 transactions of which approximately 58,000 related to NRT. In addition to our own title and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.
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

Industry Trends
Industry definition.  We primarily operate in the U.S. residential real estate industry, which is approximately a $1.4 trillion industry based on 2014 transaction volume (i.e. average homesale price times number of new and existing homesale transactions), as compared to $2.1 trillion in 2006, and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent the most attractive segment of the residential real estate industry for the following reasons:

•
the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 5.4 million homesales in the U.S. in 2014, NAR estimates that approximately 4.9 million were existing homesales, representing approximately 92% of the overall sales as measured in units;

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
We also believe that the traditional broker-assisted business model compares favorably to alternative channels of the residential brokerage industry, such as discount brokers and "for sale by owner" for the following reasons:

•	a real estate transaction has certain characteristics that we believe are best suited for full-service brokerages, such as:

◦	the average homesale transaction size is very high and generally is the largest transaction one does in a lifetime;

◦	homesale transactions occur infrequently;

◦	there is a high variance in price, depending on neighborhood, floor plan, architecture, fixtures, and outdoor space;

◦	there is a compelling need for personal service as home preferences are unique to each buyer;

◦	a high level of support is required given the complexity associated with the process; and

◦	there is a need for specific marketing and technology services and support given the complexity of the transaction.

•
while substantially all homebuyers start their search for a home using the internet, according to NAR, 88% of homes were sold using an agent or broker in 2014 compared to 79% in 2001. We believe that the enhanced service and value offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term.

Cyclical nature of industry.  The U.S. residential real estate industry is cyclical in nature and has historically shown strong growth. Based on information published by NAR, existing homesale units increased at a compound annual growth rate, or CAGR, of 1.8% from 1972 through 2014, with 26 annual increases, versus 16 annual decreases. During that same period, median existing homesale prices increased at a CAGR of 4.9% (not adjusted for inflation) from 1972 through 2014, a period that included four economic recessions. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) was approximately $1 trillion in 2014 and grew at a CAGR of 6.8% from 1972 through 2014 period.
Commencing in the second half of 2005 and continuing through 2011, the U.S. residential real estate industry was in a significant and lengthy downturn. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%. Based upon data published by NAR from 2011 to 2014, the number of annual U.S. existing homesale units and the median existing homesale price improved by 16% and 26%, respectively.
According to NAR, beginning in 2012, the U.S. residential real estate industry began its recovery. In the first two years of the current housing recovery—2012 and 2013—homesale transaction volume (average homesale price multiplied by homesale transactions) improved 15% and 19%, respectively. We believe that the improvement in 2012 and 2013 was driven by high affordability of home ownership and demand that built up during an extended period of economic uncertainty, as well as historically low interest rates and lower home inventory levels leading to increases in homesale prices.
According to NAR, homesale transaction volume growth slowed to 1% in 2014 compared to 2013. The small homesale transaction volume gain in 2014 was primarily driven by recovering home prices. In fact, the number of homesale transactions in 2014 declined year-over-year which we believe is due to continued economic uncertainty, lower inventory levels, an increase in mortgage rates and home prices, continuing tight mortgage underwriting standards which are significantly impacting first time homebuyers and other financial obstacles for various homebuyers.
According to Fannie Mae, in 2014, refinancing originations significantly declined to $506 billion resulting in a 55% decline from 2013 levels. The reduction in refinancing activity in 2014 adversely impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue and profitability at our title and settlement services operations.
As of their most recent releases, Fannie Mae and NAR are forecasting a 5% and 7% increase in existing homesale transactions in 2015 compared to 2014, respectively. With respect to homesale prices, Fannie Mae and NAR are forecasting a 4% and 5% increase in median existing homesale prices for 2015 compared to 2014, respectively. For 2016, Fannie Mae and NAR are forecasting a 2% and 4% increase in homesale transactions compared to 2015, respectively. With respect to homesale prices, Fannie Mae and NAR are both forecasting a 4% increase in median existing homesale prices in 2016 compared to 2015. NAR believes that the improvement in the number of homesale transactions in 2015 will be due to a strengthening economy and solid job gains.
Favorable long-term demographics.  We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based factors. We believe that the residential real estate market will benefit over the long term from expected positive fundamentals, including the following factors:

•
based on U.S. Census data and NAR, from 1991 through 2014, the average number of existing homesale transactions as a percentage of U.S. households was approximately 4.4%, compared to an average of approximately 3.8% from 2007 through 2014. During the same period, the number of U.S. households grew from 94 million in 1991 to 123 million in 2014, increasing at a 1% CAGR. We believe that as the U.S. economy stabilizes, the number of existing homesale transactions as a percentage of U.S. households will progress to the 4.4% mean level and the number of annual existing homesale transactions will increase;

•	according to the 2014 State of the Nation's Housing Report compiled by the Harvard Joint Center for Housing Studies:

◦	the number of U.S. households is projected to grow between 11.6 million and 13.2 million by 2025 depending on immigration trends; and

◦	the millennial generation is expected to account for 24 million new households in the next decade, thus driving up demand for housing; and

•	we believe that buying a home will be less expensive than renting a home due to rising rents vs. increases in home equity over the long term.

Participation in Multiple Aspects of the Residential Real Estate Market
We participate in services associated with many aspects of the residential real estate market. Our four complementary businesses and mortgage joint venture work together, allowing us to generate revenue at various points in a residential real estate transaction, including listing of homes, assisting buyers in home searches, corporate relocation and affinity services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and affinity clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees and affinity members using Cartus® relocation services and we offer customers (purchasers and sellers) of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. All four of our businesses and our mortgage joint venture can derive revenue from the same real estate transaction.
Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry. In 2014, based on NAR's historical survey data and our own results, we were involved, either through our franchise operations or our company owned brokerages, in approximately 27% of all existing homesale transaction volume (sides times average price) for domestic transactions involving a real estate brokerage firm.
Our real estate franchise brands are listed in the following chart, which includes information as of December 31, 2014 for both our franchised and company owned offices:

Franchise Brands (1)
Worldwide Offices (2)	6,900	3,000	2,300	760	280	150
Worldwide Brokers and Sales Associates (2)	101,200	86,000	33,400	16,600	9,150	2,200
U.S. Annual Sides	394,989	705,322	116,533	87,420	57,335	N/A
# of Countries with Owned or Franchised Operations	78	43	35	60	2	43

Characteristics	World's largest residential real estate sales organization Identified by consumers as the most recognized name in real estate Significant international office footprint	Longest running national real estate brand in the U.S. (since 1906) Known for innovative consumer services, marketing and technology	Driving value through innovation and collaboration Highest percentage of international offices among international brands	Synonymous with luxury Strong ties to auction house established in 1744 Rapid international growth	Growing real estate brand launched in July 2008 Unique relationship with a leading media company, including largest lifestyle magazine in the U.S.	A commercial real estate franchise organization Serves a wide range of clients from corporations to small businesses to individual clients and investors
_______________

(1)	Does not include The Corcoran Group®, ZipRealty® and Citi Habitats.
(2) Includes offices and related brokers and sales associates of franchisees of master franchisors.

Real Estate Franchise Services
Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain existing franchises, create or acquire new brands and, most importantly, provide branding and support to our franchisees. At December 31, 2014, our real estate franchise systems had approximately 13,500 offices worldwide in 104 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 6,000 brokerage offices in the U.S.
We derive substantially all of our real estate franchising revenues from royalties received under long-term franchise agreements with our domestic franchisees (typically ten years in duration) and NRT. These royalties are based on a percentage of the franchisees' sales commission earned from closed homesale sides (either the "buy" side or the "sell" side of a real estate transaction), which we refer to as gross commission income. Our franchisees pay us royalties, net of volume incentives achieved (other than NRT), for the right to operate under one of our trademarks and to utilize the benefits of the franchise systems. We provide our franchisees with certain systems and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates, and support our franchisees with servicing programs, technology, education and market information, as well as branding-related marketing which is funded through contributions by our franchisees and us (including our company owned brokerage offices). We operate and maintain an Internet-based reporting system for our domestic franchisees which generally allows them to electronically transmit listing information and other relevant reporting data to our websites. We also own and operate websites for each of our brands for the benefit of our franchisees.
The 2014 acquisition of ZipRealty reflects the Company's ongoing commitment to enhancing the value proposition we provide to our franchisees, including technology-enabled solutions. Its Zap platform, when rolled out to franchisees, is expected to aid in generating additional business opportunities for our franchisees and their independent sales associates, connect those associates to a predictive customer relationship management (CRM) tool and inform them with valuable client insight to help those associates increase their productivity. ZipRealty has developed the Zap platform from a real estate brokerage perspective to enhance the real estate transaction experience for customers, independent sales associates and our franchisees.
RFG's domestic annual net royalty revenues from franchisees other than our company owned brokerages are calculated by multiplying (1) that year's total number of closed homesale sides in which those franchisees participated by (2) the average sale price of those homesales by (3) the average brokerage commission rate charged by these franchisees by (4) RFG's net effective royalty rate. The net effective royalty rate represents the average percentage of our franchisees' commission revenues paid to us as a royalty, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. The domestic royalty revenue from NRT is also calculated by multiplying homesale sides by average sale price by average brokerage commission rate by 6% royalty rate. NRT does not get volume incentives. In addition to domestic royalty revenue, RFG earns royalty revenue from international affiliates, marketing fees, upfront international fees and preferred alliance program and other revenue. The following chart illustrates the key drivers for revenue earned by RFG:
We believe one of our strengths is the strong relationships that we have with our franchisees as evidenced by the franchisee retention rate of 98% through December 31, 2014. Our retention rate represents the annual gross commission income as of December 31 of the previous year generated by our franchisees that remain in the franchise systems on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. On average, our domestic franchisees' tenure with our brands was approximately 20 years as of December 31, 2014. During 2014, none of our franchisees (other than our company owned brokerage operations) generated more than 1% of our real estate franchise business revenues.

The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are very limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee for the franchisee's principal office plus, upon the receipt of any commission income, a royalty fee in most cases equal to 6% of their commission income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The amount of the volume incentive varies depending upon the franchisee's annual gross revenue subject to royalty payments for each calendar year. Under the current form of the franchise agreements, the volume incentive varies for each franchise system, and ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table on an annual basis, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program.
Each franchise system requires all franchisees and company owned offices to make monthly contributions to marketing funds maintained by each brand. These contributions are required to be used for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations and/or other programs to promote and further the recognition of each brand and its independent franchisees. We cannot use these contributions for other purposes and, as a result, marketing revenue is generally offset by an equal amount of marketing expense. In addition to the contributions from franchisees and company owned offices, the Real Estate Franchise Services group is required to make contributions to one of the marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.
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
In addition to offices owned and operated by our franchisees, we, through NRT, own and operate more than 725 offices primarily under the Coldwell Banker®, Coldwell Banker Commercial® and Sotheby's International Realty® brand names. NRT pays intercompany royalty fees and marketing fees to our Real Estate Franchise Services Segment in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives.
In the U.S., we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators.  Elsewhere, for all brands other than Sotheby's International Realty, we employ a master franchise model (with limited exceptions in Canada), whereby we contract with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. In the case of Sotheby's International Realty, a direct franchising model is generally utilized. Under both the direct and the master franchise model, we typically enter into long-term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties.  Under the master franchise model, the ongoing royalties we receive are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts. Under the direct franchise model, a royalty fee is paid to us on transactions conducted by our franchisees in the applicable country or region.
We also offer third-party service providers an opportunity to market their products to our franchisees and their independent sales associates and customers through our preferred alliance program. To participate in this program, service providers generally agree to provide preferred pricing to our franchisees and/or their independent sales associates and to pay us some combination of an initial licensing or access fee, subsequent marketing fees and commissions based upon our franchisees' or independent sales associates' usage of the preferred alliance vendors. In connection with the spin-off of PHH, Cendant's former mortgage business, PHH Mortgage Corporation, the subsidiary of PHH that conducts mortgage financing, is the only provider of mortgages for customers of our franchisees that we endorse. We receive a fee from PHH for licensing our brands and an advertising fee for allowing PHH promotional opportunities on websites, in offices and at periodic group events.
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
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith. The license agreement between Realogy and Meredith is for a 50-year term, with a renewal option for another 50 years at our option. We pay an annual minimum licensing fee which began in 2009 at $0.5 million and has gradually increased on an annual basis to $4 million in 2014 and will generally remain the same hereafter. At December 31, 2014, we had approximately 280 offices with approximately 9,150 independent sales associates operating under the Better Homes and Gardens® Real Estate brand name in the U.S. and Canada.
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
Company Owned Real Estate Brokerage Services
Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 45 of the 100 largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under the Coldwell Banker® and Sotheby's International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise, such as The Corcoran Group®, ZipRealty® and Citi Habitats. As of December 31, 2014, we had more than 725 company owned brokerage offices, approximately 4,900 employees and approximately 45,000 independent sales associates working with these company owned offices.
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2014, our average homesale broker commission rate was 2.47% which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. NRT, as a franchisee of RFG, pays a royalty fee of 6% per transaction to RFG from the commission earned on a real estate transaction. The following chart illustrates the key drivers for revenue earned by NRT:
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
At December 31, 2014, we operated approximately 90% of our offices under the Coldwell Banker® brand name, 5% of our offices under the Sotheby's International Realty® brand name and 5% of our offices under The Corcoran Group®, Citi Habitats and ZipRealty® brand names. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our Sotheby's International Realty® offices in several regions throughout the U.S, and The Corcoran Group® offices in New York City, the Hamptons (New York), and Palm Beach, Florida.
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
We primarily offer corporate clients employee relocation services, such as:

•
homesale assistance, including the valuation, inspection, purchasing and selling of a transferee's home; the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the client); certain home management services; assistance in locating a new home; and closing on the sale of the old home, generally at the instruction of the client;

•	expense processing, relocation policy counseling, relocation-related accounting, including international assignment compensation services, and other consulting services;

•
arranging household goods moving services, approximately 60,000 domestic and international shipments in 2014, and providing support for all aspects of moving a transferee's household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

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
In 2014, we assisted in over 171,000 corporate and affinity relocations in nearly 150 countries for approximately 1,100 active clients, including 56% of the Fortune 50 companies as well as affinity organizations. Cartus has operations in the U.S. as well as internationally in the United Kingdom, Canada, Hong Kong, Singapore, China, India, Brazil, Germany, France, Switzerland and the Netherlands.
Substantially all of our homesale service transactions that we provide to our clients are classified as "no risk." Under "no risk" business, the client is responsible for reimbursement of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the resale of the transferee's home. Clients are responsible for reimbursement of all other direct costs associated with the relocation, including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally, we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on "no risk" homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to these "no risk" homesale services.
The "at risk" business that we conduct is minimal. In "at risk" homesale service transactions, we acquire the home being sold by relocating employees, pay for all direct expenses (acquisition, carrying and selling costs) associated with the homesale and bear any loss on the sale of the home.
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
About 12% of our relocation revenue in 2014 was derived from our affinity services, which provide real estate services, including home buying and selling assistance, as well as mortgage assistance to organizations such as insurance companies and credit unions that have established members who are buying or selling a home. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. These member benefits and services help the organizations attract new members and retain current members.
The following chart illustrates the key drivers for revenue generated by Cartus:
We also manage the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of the Cartus Broker Network receive referrals from our relocation services business in exchange for a referral fee. The Cartus Broker Network closed approximately 86,000 real estate transactions in 2014 related to relocation, affinity, and broker to broker activity.
Title and Settlement Services
Our title and settlement services business, TRG, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We are licensed as a title agent in 42 states and Washington, D.C., and have physical locations in 24 states and Washington, D.C. We issue title insurance policies on behalf of large national underwriters as well as through our Dallas-based subsidiary, Title Resources Guaranty Company ("Title Resources"). Title Resources is a title insurance underwriter licensed in 28 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2014, we had approximately 356 offices, approximately 209 of which are co-located within one of our company owned brokerage offices.
Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search and examination function is performed by the agent. The title agent and underwriter split the premium. The amount of such premium "split" is determined by agreement between the agency and underwriter, or is promulgated by state law. We derive revenue through fees charged in real estate transactions for rendering the services described above, fees charged for escrow and closing services, and a percentage of the title premium on each title insurance policy sold. We have entered into underwriting agreements with various underwriters, which state the conditions under which we may issue a title insurance policy on their behalf. For policies issued through our agency operations, assuming no negligence on our part, we typically are liable only for the first $5 thousand of loss for such policies on a per claim basis, with the title insurer being liable for any remaining loss.
Our company owned brokerage operations are the principal source of our title and settlement services business for homesale transactions. Other sources of our title and settlement services homesale business include our real estate franchise business, Cartus and unaffiliated brokerage operations. For refinance transactions, we generate title and escrow revenues from PHH and other financial institutions throughout the mortgage lending industry. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices. The capture rate of our title and settlement services business from company owned brokerage operations was approximately 41% in 2014.
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
Competition
Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, three large franchisors: Keller Williams Realty, Inc.; HSF Affiliates LLC—a joint venture controlled by HomeServices of America that operates Berkshire Hathaway HomeServices, Prudential Real Estate and Real Living Real Estate; and RE/MAX International, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor but to remain unaffiliated. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand, tools and services, the nature of those services offered to franchisees, including the availability of financing, the fees the franchisees must pay and by the state of the housing industry.
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
Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based listing services. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts, and brokerage commissions. We compete with other national independent real estate organizations, including HomeServices of America in certain of our markets, franchisees of our brands and of other national real estate franchisors, franchisees of local and regional real estate franchisors, regional independent real estate organizations such as Weichert Realtors and Long & Foster Real Estate, discount and online brokerages and smaller niche companies competing in local areas.
Relocation Business. Competition in our relocation business is based on capabilities, price and quality. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include: Brookfield Global Relocation Services, SIRVA, Inc., and Weichert Relocation Resources, Inc. As the relocation business continues to become more global in nature with greater emphasis on relocation of employees throughout the world, we expect to face greater competition from firms that provide global services.
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

Marketing
Real Estate Franchise Operations. Each of our residential franchise brands operates a marketing fund and our commercial brand operates a commercial marketing fund that is funded by our franchisees and us. The primary focus of each marketing fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet advertising. Our Internet presence, for the most part, features our entire listing inventory on our brand websites in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free-standing brand intranet sites to assist independent sales associates in becoming the best marketer of their listings. In addition to the Sotheby's International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21 Fine Homes & Estates®, Coldwell Banker Previews International®, and ERA® International Collection.
According to NAR, 92% of homebuyers used the Internet in their search for a new home in 2014. Our marketing and technology strategies focus on capturing these consumers and connecting them with an independent sales associate or franchisee.
Advertising is primarily used by the brands to drive consumers to their respective websites. Significant focus is placed on developing websites for each brand to create value to the real estate consumer. Each brand website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the real estate listing. Additionally, each brand website serves as a national distribution point for independent sales associates to market themselves to consumers to enhance the customer experience. We also place significant emphasis on distributing our real estate listings with third-party websites to expand a consumer's access to such listings, at times, enhancing the presentation of the listings on third-party websites to make the listings more attractive to consumers. Consumers seeking more detailed information about a particular listing on a third-party website are able to click through to a brand website or a company owned brokerage website or telephone the franchisee or company owned brokerage directly.
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
During 2015, we expect to introduce ZipRealty's comprehensive, turnkey integrated Zap technology platform to certain of our franchisees, ahead of a broader rollout of these tools that we believe will increase the value proposition to our franchisees, their independent sales associates and their customers.
Company Owned Brokerage Operations. Our company owned brokerages sponsor a wide array of marketing programs, materials and opportunities to complement the sales work of our affiliated independent sales associates and increase brand awareness. The effectiveness and quality of marketing programs play a significant role in attracting and retaining independent sales associates.
NRT's sponsored marketing programs and initiatives primarily focus on attracting potential new home buyers and sellers to NRT's affiliated independent sales associates. These programs and initiatives also complement the awareness of our brands by increasing the local recognition of our agents and local brokerages.
Much of our marketing efforts are geared toward showcasing the inventory of our real estate listings and the affiliated independent sales associates who are the selling agents of these listings. In addition to prominently placing the listing property and related selling agent information on numerous real estate websites, we promote the selling agents and their properties on social media sites and offer tools and systems intended to enhance the home buying and home selling experiences of our customers. We also offer the independent sales associates broad-based advertising, mailings and other campaigns to generate interest and recognition.
The Internet has become the premier advertising channel in our industry and we have sought to become a leader among full-service residential real estate brokerage firms in the use and application of marketing technology. We place our property listings on hundreds of real estate websites and we operate a variety of our own websites.

NRT also utilizes both proprietary and third-party technology to offer independent sales associates tools that may enhance their productivity and increase their understanding of their local markets and the impact of their marketing efforts. Some of these tools include the HomeBase Transaction Management and InTouch CRM systems, as well as MarketQuest and e-Marketing reporting tools.
Employees
At December 31, 2014, we had approximately 10,700 employees, including approximately 850 employees outside of the U.S. None of our employees are represented by a union. We believe that our employee relations are good.
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
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), administration of RESPA has been moved from the Department of Housing and Urban Development ("HUD") to the new Consumer Financial Protection Bureau (the "CFPB"). The CFPB is taking an expansive reading of RESPA and has been more active in enforcement efforts, which we believe creates increased regulatory risk to the mortgage and title and settlement services industries. RESPA also has been invoked by plaintiffs in private litigation for various purposes.

Our company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, restrictions on information sharing with affiliates, fair housing standards and advertising and consumer disclosures. Under state law, our company owned real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage businesses. Although real estate sales agents historically have been classified as independent contractors, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations, may impact industry practices and our company owned brokerage operations. Real estate licensing laws generally permit brokers to engage sales associates as independent contractors but require that the broker supervise their activities. Several of our pending litigation matters include claims alleging employee misclassification and non-compliance with wage and hour regulations, and an adverse outcome in any such litigation could harm our business and financial condition.
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
Certain states in which we operate have "controlled business" statutes which impose limitations on affiliations between providers of title and settlement services, on the one hand, and real estate brokers, mortgage lenders and other real estate service providers, on the other hand. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit that we will be prepared to comply with any such rule. "Controlled business" typically is defined as sources controlled by, or which control, directly or indirectly, the title insurer or agent. Pursuant to legislation enacted in the State of New York in late 2014 requiring the licensing of title agents, the New York Department of Insurance has issued regulations that provide that title agents with affiliated businesses may not accept referrals from affiliated sources unless they also have significant and multiple sources of non-affiliated business. We are not aware of any other recent or pending controlled business legislation. A company's failure to comply with such statutes could result in the non-renewal of the Company's license to provide title and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable "controlled business" statutes by ensuring that we generate sufficient business from sources we do not control. We have never been cited for failing to comply with a "controlled business" statute.
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
In October 2014, final regulations were issued defining "qualified residential mortgages" ("QRM"). The definition of QRM in the final rule aligns with the CFPB's definition of "qualified mortgages." The final rule will become effective on December 24, 2015 for residential mortgage-backed securitizations and December 24, 2016 for all other securitizations.
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
The residential real estate market tends to be cyclical and typically is affected by changes in general economic conditions which are beyond our control. From mid-2005 through 2011, the residential real estate market sustained a deep and prolonged downturn. Beginning in 2012, the U.S. residential real estate industry began its current recovery. According to NAR, in the first two years of the current housing recovery—2012 and 2013—homesale transaction volume (average homesale price multiplied by homesale transactions) improved 15% and 19%, respectively. According to NAR, homesale transaction volume growth slowed to 1% in 2014 compared to 2013. We cannot predict the duration or continued strength of the housing recovery. If the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
Any of the following could halt or limit a recovery in the housing market and have a material adverse effect on our business by causing a lack of sustained growth or a decline in the number of homesales and/or prices which, in turn, could adversely affect our revenues and profitability:

•	high levels of unemployment and the continued slow recovery of wages;

•	a period of slow economic growth or recessionary conditions;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the residential real estate market;

•	instability of financial institutions;

•	economic instability stemming from ongoing high levels of U.S. government debt;

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
During the past several years, many lenders have significantly tightened their underwriting standards, and many alternative mortgage products have become less available in the marketplace. Underwriting standards could be further tightened, as a result of changes in regulations, including regulations enacted to increase guarantee fees of federally insured mortgages and/or to reduce the maximum loan limits on mortgage guarantees by Fannie Mae and Freddie Mac. More stringent mortgage underwriting standards could adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes, which would adversely affect our operating results.
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

Rules and regulations implemented under Dodd-Frank may, among other things, adversely affect the housing industry and our business.
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
As a participant in the housing industry, and a company that has affiliated businesses, existing as well as new regulations implemented under Dodd-Frank could have a material adverse impact on our operations.
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
Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT realizes 62% of its revenues in California, Florida and the New York metropolitan area. For the year ended December 31, 2014, NRT realized approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. A downturn in residential real estate demand or economic conditions that is concentrated in these regions could result in a decline in NRT's total gross commission income and profitability disproportionate to the downturn experienced throughout the U.S. and could have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have a disproportionate adverse effect on our title and settlement services business as well. A downturn in residential real estate demand or economic conditions in these states could result in a decline in our overall revenues and have a material adverse effect on us.
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
Our franchisees and their independent sales associates could take actions that could harm our business.
Our franchisees are independent business operators and their sales associates are independent contractors, and, as such, neither are our employees, and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards, or may not affiliate with effective independent sales associates or employees. If our franchisees or their independent sales associates were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations. Improper actions involving our franchisees, including regarding their relationships with independent sales associates and employees, may also lead to direct claims against us based on theories of vicarious liability, negligence and joint employer liability.
Additionally, franchisees and their independent sales associates may engage or be accused of engaging in unlawful or tortious acts such as, for example, violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our brands' image, reputation and goodwill.
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
We may not be able to successfully develop, license and scale our Zap technology to our franchisees, which could adversely affect our ability to retain existing franchisees and recruit new franchisees.
In 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers.  During 2015, we expect to introduce ZipRealty's comprehensive, turnkey integrated Zap technology platform, that includes a CRM system, to certain of our franchisees, ahead of a broader rollout of these tools.  We may incur unforeseen expenses in the development of a scalable Zap platform and may encounter delays in the roll out of this product to our franchisees. To provide this platform to franchisees, we will need to obtain MLS data throughout the U.S. in the markets in which our franchisees operate.  We expect to obtain MLS data as a vendor of the franchisees that license the Zap platform, but we may encounter delays in obtaining that data from local MLSs.  There also can be no assurance that even if the Zap platform becomes scalable, that our franchisees will have a demand for the Zap platform or related products. Further, franchisees that seek a CRM tool may license products from third parties, and franchisees that have existing CRM systems may not switch to the Zap platform.  Our inability to successfully license the Zap platform to a significant portion of our franchisee base could adversely affect our ability to retain existing franchisees or recruit new franchisees.
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
Actions by the independent sales associated engaged by our Company owned brokerages could materially and adversely affect our reputation and subject us to liability.
Our Company owned brokerage operations rely on the performance of independent sales associates. If the independent sales associates were to provide diminished services to our customers, our image and reputation could be materially adversely affected.  In addition, we could also be subject to litigation and regulatory claims arising out of their performance, which if adversely determined, could materially and adversely affect us.
Loss or attrition among our senior executives or other key employees could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, particularly those who have many years of experience in the residential real estate market. Our ability to retain our executive officers and key employees is generally subject to numerous factors, including the compensation and benefits we pay. If we were to lose several of our executive officers or key employees in a relatively short period of time and were unable to promptly fill their positions with comparably qualified individuals, our business may be adversely affected.
We are subject to certain risks related to litigation filed by or against us, and adverse results may harm our business and financial condition.
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages and penalties.  Adverse outcomes may harm our business and financial condition.  Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, negligence and fiduciary duty claims arising from franchising arrangements or company owned brokerage operations, employment law claims, including claims challenging the classification of sales associates as independent contractors (see Bararsani litigation described under "Item 3 -Legal Proceedings"), actions against our title company for defalcations on closing payments or alleging it knew or should have known others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims and compliance with wage and hour regulations, and claims alleging violations of RESPA or state consumer fraud statutes.  In addition, class action lawsuits can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed and the significant costs of defense.  The risks of litigation become magnified, and the costs of settlement increase, in class actions in which the courts grant partial or full certification of a large class.  In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights.  In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.
Adverse decisions in litigation against companies unrelated to us could impact our business practices and those of our franchisees in a manner that adversely impacts our financial condition and results of operations.
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, the Company may be impacted by litigation and other claims against companies in other industries.  Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales agents as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry. There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and we and our franchisees could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations.

Our relationship with our employees is subject to an array of different employment, tax reporting and regulatory obligations and any significant failure to comply with these obligations could materially and adversely affect our business.
These obligations relate to federal and state tax codes, federal and state wage and hour laws, state unemployment, workers’ compensation and disability tax laws, and anti-discrimination and workplace safety laws.  Each state has unique wage and hour laws, which have been the subject of increasing litigation nationwide.  In addition, each state has its own rules and tests for classification of independent contractors as well as to determine whether employees meet exemptions from minimum wages and overtime laws.  These tests consider many factors that also vary from state to state.  The tests have evolved based on state case law decisions, regulations and legislative changes, and frequently involve factual analysis. In addition, states have laws and regulations concerning the licensing of real estate agents. While these laws and regulations may have separate provisions related to the classification of sales agents as independent contractors, there can be no assurance that courts will follow the tests in these real estate specific laws and regulations when they differ from those in labor statutes and regulations. When companies are found to have misclassified workers as independent contractors instead of employees, courts can impose significant penalties and damages.
The legal relationship between residential real estate brokers and licensed sales agents throughout the industry historically has been that of independent contractor.  The Company is now faced with a case in southern California alleging improper classification of real estate sales agents.  Although we believe our classification practices are proper and consistent with the legal framework for such classification, to the extent challenges and claims develop further, our Company owned brokerage operations could face substantial litigation or disputes in other states, including the risk of court or regulatory determinations that certain groups of real estate agents should be reclassified as employees and entitled to unpaid minimum wage, overtime, benefits, expense reimbursement and other employment obligations.  Significant reclassification determinations in the absence of available exemptions from minimum wage or overtime laws, including damages and penalties for prior periods, could be disruptive to our business, constrain our operations in certain jurisdictions and have a material adverse effect on the operational and financial performance of the Company.  In addition, real estate agent reclassification could have a material adverse effect on the operational and financial performance of our franchisees and our competitors.
We are reliant upon information technology to operate our business and maintain our competitiveness.
Our business, including our ability to attract employees and independent sales agents, increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (mobile and otherwise) utilized for communications, marketing, productivity tools, lead generation, records of transactions, business records (employment, accounting, tax, etc.), procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third-party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third-party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third party service providers. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our customers. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. While we and our third-party service providers have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments and maintenance of backup and protective systems), and conduct diligence on the security measures employed by key third-party service providers, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information) and the disruption of business operations. Our business interruption insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
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
The earnings and dividends we receive from our joint venture PHH Home Loans may continue to be materially adversely affected by developments in the mortgage industry as well as operational or liquidity risks to the joint venture or PHH.
Our joint venture may continue to be materially adversely impacted by changes affecting the mortgage industry, including but not limited to regulatory changes, increases in mortgage interest rates and decreases in operating margins. Earnings and dividends from PHH Home Loans and the related marketing fees that our franchise segment earns from PHH also could be materially adversely affected by the impact and outcome of litigation and investigations affecting the joint venture or PHH as well as operational or liquidity risks to the joint venture or PHH.
In the event of a termination of our joint venture PHH Home Loans, we may not be able to find an alternative partner, which could negatively impact our business.
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
Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet); we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses. These escrow and trust deposits totaled $251 million at December 31, 2014.
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
At December 31, 2014, $269 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of our relocation services business under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. The securitization markets have experienced, and may again experience, significant disruptions which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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

•
Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.47% for the year ended December 31, 2014. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues.

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
In our relocation services business, we compete primarily with global and regional outsourced relocation service providers. As the relocation business continues to become more global in nature with greater emphasis on relocation of employees throughout the world, we expect to face greater competition from firms that provide services on a global basis.
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
Our company owned real estate brokerage business, our relocation business, our mortgage origination joint venture, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with the Real Estate Settlement Procedures Act ("RESPA"). RESPA and comparable state statutes, among other things, restrict payments which real estate brokers, agents and other settlement service providers may receive for the referral of business to other settlement service providers in connection with the closing of real estate transactions. Such laws may to some extent restrict preferred vendor arrangements involving our franchisees and our company owned brokerage business. RESPA and similar state laws also require timely disclosure of certain relationships or financial interests that a broker has with providers of real estate settlement services. Pursuant to Dodd-Frank, administration of RESPA has been moved from HUD to the CFPB. The CFPB is taking an expansive reading of RESPA and has been more active in enforcement efforts, which we believe creates increased regulatory risk to the mortgage and title and settlement services industries.
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
Pursuant to legislation enacted in the State of New York in late 2014 requiring the licensing of title agents, the New York Department of Insurance has issued regulations that provide that title agents with affiliated businesses may not accept referrals from affiliated sources unless they also have significant and multiple sources of non-affiliated business.
In all of our business units there is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations that could increase responsibilities and duties to customers and franchisees and other parties. The adoption of which could make compliance more difficult or expensive.

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
We may not realize anticipated benefits from acquisitions.
Integrating acquired companies involves complex operational and personnel related challenges, including:

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
Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international franchisees and master franchisees. For the year ended December 31, 2014, revenues from these operations represented approximately 2% of our total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;

•	exposure to local economic conditions and local laws and regulations, including those relating to our employees;

•	economic and/or credit conditions abroad;

•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	investment restrictions or requirements;

•	onerous employment laws;

•	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;

•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

•	difficulties in complying with franchise disclosure and registration requirements in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operations;

•	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;

•	changes in foreign taxation structures;

•	compliance with the Foreign Corrupt Practices Act, the U.K. Anti-Bribery Act or similar laws of other countries; and

•	data protection and privacy laws.
We may incur substantial and unexpected liabilities arising out of our pension plan.
We have a defined benefit pension plan for which participation was frozen as of July 1, 1997; however, the plan is subject to minimum funding requirements. Although the Company to date has met its minimum funding requirements, the pension plan represents a liability on our balance sheet and will generate substantial cash requirements for us, which may increase beyond our expectations in future years based on changing market conditions. For example, as of the end of the fiscal year ended December 31, 2014, for financial reporting purposes, we estimated that required cash contributions will be between $9 million and $10 million each year for the next five years and approximately $51 million over the succeeding five years. In addition, changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our pension plan and cause volatility in the future funding requirements of the plan.
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
We are significantly encumbered by our debt obligations. As of December 31, 2014, our total debt, excluding our securitization obligations, was $3,910 million (without giving effect to outstanding letters of credit). Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations. While we intend to use a substantial portion of future free cash flow generation to reduce our outstanding indebtedness, there can be no assurance that we will be able to generate free cash flow from operations or reduce the level of our indebtedness in the future.
Our leverage could have important consequences, including the following:

•
it causes a substantial portion of our cash flows from operations to be dedicated to the payment of interest and required amortization on our indebtedness and not be available for other purposes, including our operations, capital expenditures and future business opportunities or principal repayment;

•	it could cause us to be unable to comply with the senior secured leverage ratio covenant under our senior secured credit facility;

•
it could cause us to be unable to meet our debt service requirements under our senior secured credit facility or the indentures governing the Unsecured Notes and the Secured Notes or meet our other financial obligations;

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
The senior secured credit facility contains restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing four quarter Adjusted EBITDA. If we are unable to comply with the senior secured leverage ratio covenant or other restrictive covenants and we fail to remedy or avoid a default as permitted under the senior secured credit facility, there would be an "event of default" under the senior secured credit facility.
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

•
could prevent us from making payments on the Unsecured Notes or the Secured Notes, any of which could result in an event of default under the indentures governing the Secured Notes and the Unsecured Notes or our Apple Ridge Funding LLC securitization program.

If we were unable to repay the amounts outstanding under our senior secured credit facility or meet our payment obligations with respect to the Secured Notes, the lenders and holders of such debt under our senior secured credit facility could proceed against the collateral granted to secure the senior secured credit facility and the Secured Notes. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under our senior secured credit facility or holders of the Secured Notes accelerate the repayment of borrowings, we may not have sufficient assets to repay the senior secured credit facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. In the future, we may need to seek new financing or explore the possibility of amending the terms of our senior secured credit facility, and we may not be able to do so on commercially reasonable terms or terms that are acceptable to us, if at all.
In addition, if an event of default is continuing under our senior secured credit facility, the indentures governing the Unsecured Notes, the Secured Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and amortization of, our Apple Ridge Funding LLC securitization program.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
At December 31, 2014, $1,887 million of our borrowings under our senior secured credit facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase from their current historically low rates, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2014.
Restrictive covenants under our indentures and the senior secured credit facility may limit the manner in which we operate.
Our senior secured credit facility and the indentures governing the Unsecured Notes and the Secured Notes contain various negative covenants that restrict our ability to engage in various activities, including but not limited to incurring additional debt, paying dividends, repurchasing or redeeming capital stock or making loans, investments or acquisitions. Additional indebtedness permitted to be incurred under our current debt agreements as well as future indebtedness we may incur also may contain negative covenants restricting our ability to engage in various activities.
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs.
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

•	our operating and financial performance and prospects;

•	housing and mortgage finance markets;

•	the incurrence of additional indebtedness or other adverse changes relating to our debt;

•	our quarterly or annual earnings or those of other companies in our industry;

•	future announcements concerning our business or our competitors' businesses;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by sell-side securities analysts who track our common stock or ratings changes or commentary by rating agencies on our debt;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actual or potential changes in laws, regulations and regulatory interpretations;

•	changes in demographics relating to housing such as household formation;

•	changing consumer attitudes concerning home ownership;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	adverse resolution of new or pending litigation, arbitration or regulatory proceedings against us; and

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
The foregoing factors could impede a merger, takeover or other business combination or discourage a potential investor from making a tender offer for our common stock which, under certain circumstances, could reduce the market value of our common stock and our investors' ability to realize any potential change-in-control premium.
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
Item 2.    Properties.
Corporate headquarters. Our corporate headquarters is located at 175 Park Avenue in Madison, New Jersey with a lease term expiring in December 2029. The lease consists of approximately 270,000 square feet and the payment of base rent began in July 2014.
Real estate franchise services. Our real estate franchise business conducts its main operations at our leased office at 175 Park Avenue in Madison, New Jersey.

Company owned real estate brokerage services. As of December 31, 2014, our company owned real estate brokerage segment leased approximately 4.6 million square feet of domestic office space under approximately 933 leases. Its corporate headquarters and one regional headquarters facility are located in leased offices at 175 Park Avenue, Madison, New Jersey. As of December 31, 2014, NRT leased 7 facilities serving as regional headquarters, 22 facilities serving as local administration, training facilities or storage, and more than 725 brokerage sales offices under 863 leases. These offices are generally located in shopping centers and small office parks, generally with lease terms of one to five years. Included in the 933 leases are 40 leases which are vacant and/or subleased offices, principally relating to brokerage sales office consolidations.
Relocation services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in November 2030. There are leased offices in the U.S., located in Lisle, Illinois; Irving, Texas; Omaha, Nebraska; Memphis, Tennessee; Folsom, California; Irvine, California; St. Louis Park, Minnesota; and Bellevue, Washington. International offices include leased facilities in the United Kingdom, Hong Kong, Singapore, China, Brazil, Germany, France, Switzerland, Canada and the Netherlands.
Title and settlement services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in December 2021.  As of December 31, 2014, this business also has leased regional and branch offices in 24 states and Washington, D.C.
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
On July 31, 2013, CBRBC filed a Demurrer with the Court seeking to dismiss the amended complaint.  The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets out the applicable three-part test for classification of real estate sales associates as independent contractors and all elements of the test have been satisfied by CBRBC and the affiliated sales associates.  Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013.  The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified.  CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeal seeking its discretionary review of that decision on September 30, 2013 and on November 8, 2013, the Court of Appeal denied the Petition.
On March 25, 2014, the Court denied plaintiff’s ex parte application which sought, in part, to invalidate, for purposes of this litigation, arbitration clauses with class action waivers in independent contractor agreements executed by some putative members of the class following the commencement of the litigation.  Plaintiffs filed a Writ of Mandate with the California Court of Appeal seeking its discretionary review of the Court's decision to deny plaintiff's application.  On June 2, 2014, the Court of Appeal summarily denied the petition.  The case is now in the discovery phase.  The next case status conference is scheduled for March 2, 2015.
The case raises significant classification claims that potentially apply to the real estate industry in general and that have not been previously challenged in any significant manner in California or many other jurisdictions.  As with all class action litigation, the case is inherently complex and subject to many uncertainties.  We believe that CBRBC has properly classified the current and former affiliated sales associates.  There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies.   Given the stage of this case, the novel claims and issues presented and the great uncertainties regarding which sales associates, if any, may be part of a class, if one is certified, we cannot estimate a range of reasonably potential losses for this litigation.  The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, wage and hour classification claims and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, the Company may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales agents as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry. There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and we and our franchisees could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations.
Item 4.    Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLGY". As of February 23, 2015, the number of stockholders of record was 60. The following table sets forth the quarterly high and low sales prices per share of RLGY common stock as reported by the NYSE, for the years ended December 31, 2013 and 2014:

2013	High	Low
First Quarter	$50.33	$40.36
Second Quarter	$55.28	$42.23
Third Quarter	$51.80	$40.61
Fourth Quarter	$50.33	$39.58

2014	High	Low
First Quarter	$51.35	$43.05
Second Quarter	$45.04	$34.77
Third Quarter	$41.86	$35.99
Fourth Quarter	$46.94	$32.91
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
The following graph compares Realogy's cumulative total shareholder return with the cumulative total return of the S&P 500 index and a peer group of companies. Since Realogy is the preeminent and most integrated provider of residential real estate services in the U.S., as well as the largest franchisor of residential real estate brokerages in the world, we selected a group of franchising companies and real estate related companies as a peer group.  The cumulative total shareholder return for the index as well as the peer group includes the reinvestment of dividends. The graph assumes that the value of the investment in the Company's common shares, the index and the peer group was $100 on October 11, 2012 and updates the value through December 31, 2014.

Cumulative Total Return
	October 11, 2012	December 31, 2012	December 31, 2013	December 31, 2014
Realogy Holdings Corp.	$100.00	$122.69	$144.65	$130.09
S&P 500	$100.00	$100.07	$132.48	$150.62
Other real estate related and franchise companies (a)	$100.00	$103.53	$140.87	$181.09
_______________

(a)
Other real estate related and franchise companies include H&R Block, G&K Services, Cintas, CBRE Group, Jones Lang LaSalle, HFF, Marriott, Intercontinental Hotels Group, Weight Watchers, Dunkin' Brands Group, Domino's Pizza, Rollins and Choice Hotels.

Item 6.    Selected Financial Data.
The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the years ended December 31, 2014, 2013, and 2012 and the consolidated balance sheet data as of December 31, 2014 and 2013 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the year ended December 31, 2011 and 2010 and the consolidated balance sheet data as of December 31, 2012, 2011 and 2010 have been derived from our consolidated financial statements not included elsewhere herein.
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

	As of or for the Year Ended December 31,
	2014	2013	2012	2011	2010
	(In millions, except per share data and operating statistics)
Statement of Operations Data:
Net revenue	$5,328	$5,289	$4,672	$4,093	$4,090
Total expenses	5,103	5,114	5,235	4,526	4,084
Income (loss) before income taxes, equity in earnings and noncontrolling interests	225	175	(563)	(433)	6
Income tax expense (benefit) (a)	87	(242)	39	32	133
Equity in earnings of unconsolidated entities	(9)	(26)	(62)	(26)	(30)
Net income (loss)	147	443	(540)	(439)	(97)
Less: Net income attributable to noncontrolling interests	(4)	(5)	(3)	(2)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$143	$438	$(543)	$(441)	$(99)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share	$0.98	$3.01	$(14.41)	$(55.01)	$(12.35)
Diluted earnings (loss) per share	$0.97	$2.99	$(14.41)	$(55.01)	$(12.35)
Weighted average common and common equivalent shares used in:
Basic	146.0	145.4	37.7	8.0	8.0
Diluted	147.2	146.6	37.7	8.0	8.0
Balance Sheet Data:
Cash and cash equivalents	$313	$236	$376	$143	$192
Securitization assets (b)	286	268	299	357	384
Total assets	7,538	7,326	7,445	7,350	7,569
Securitization obligations	269	252	261	327	331
Long-term debt, including short-term portion	3,910	3,905	4,366	7,150	6,892
Equity (deficit)	2,183	2,013	1,519	(1,499)	(1,063)

	For the Year Ended December 31,
	2014	2013	2012	2011	2010
Operating Statistics:
Real Estate Franchise Services (c)
Closed homesale sides (d)	1,065,339	1,083,424	988,624	909,610	922,341
Average homesale price (e)	$250,214	$233,011	$213,575	$198,268	$198,076
Average homesale brokerage commission rate (f)	2.52%	2.54%	2.54%	2.55%	2.54%
Net effective royalty rate (g)	4.49%	4.49%	4.63%	4.84%	5.00%
Royalty per side (h)	$296	$276	$262	$256	$262
Company Owned Real Estate Brokerage Services (i)
Closed homesale sides (d)	308,332	316,640	289,409	254,522	255,287
Average homesale price (e)	$500,589	$471,144	$444,638	$426,402	$435,500
Average homesale brokerage commission rate (f)	2.47%	2.50%	2.49%	2.50%	2.48%
Gross commission income per side (j)	$13,072	$12,459	$11,826	$11,461	$11,571
Relocation Services
Initiations (k)	171,210	165,705	158,162	153,269	148,304
Referrals (l)	96,755	91,373	79,327	72,169	69,605
Title and Settlement Services
Purchasing title and closing units (m)	113,074	115,572	105,156	93,245	94,290
Refinance title and closing units (n)	27,529	76,196	89,220	62,850	62,225
Average fee per closing unit (o)	$1,780	$1,504	$1,362	$1,409	$1,386
_______________

(a)
For the year ended December 31, 2013, the Company recorded an income tax benefit of $242 million which was primarily due to a $341 million release of the domestic deferred tax valuation allowance, partially offset by income taxes for 2013 income.

(b)
Represents the portion of relocation receivables and advances and other related assets that collateralize our securitization obligations. Refer to Note 8, "Short and Long-Term Debt" in the consolidated financial statements for further information.

(c)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.

(d)	A closed homesale side represents either the "buy" side or the "sell" side of a homesale transaction.

(e)	Represents the average selling price of closed homesale transactions.

(f)	Represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction.

(g)
Represents the average percentage of our franchisees’ commission revenue (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are occasionally used as consideration for new or renewing franchisees. Due to the limited number of franchisees that receive these non-standard incentives, we believe excluding such incentives from the net effective royalty rate provides a more meaningful average for typical franchisees. We anticipate that as the housing market recovers and our franchise revenues increase, the impact of these non-standard incentives on the net effective royalty rate will decrease accordingly. The inclusion of these non-standard incentives would reduce the net effective royalty rate by approximately 18, 16 and 16 basis points for the years ended December 31, 2014, 2013 and 2012, respectively.

(h)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.

(i)
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

(j)
Represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing and property management transactions.

(k)	Represents the total number of transferees and affinity members served by the relocation services business.

(l)	Represents the number of referrals from which we earned revenue from real estate brokers.

(m)	Represents the number of title and closing units processed as a result of home purchases.

(n)	Represents the number of title and closing units processed as a result of homeowners refinancing their home loans.

(o)	Represents the average fee we earn on purchase title and refinancing title units.
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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2014, our franchise systems had approximately 13,500 franchised and company owned offices and approximately 251,300 independent sales associates operating under our franchise and proprietary brands in the U.S. and 103 other countries and territories around the world. We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide a license to use the brand names and provide certain systems, programs and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates. Such systems and tools include national and local marketing programs, listing and agent affiliation tools as well as technology, education and purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. In addition to royalties received from our independently owned franchisees, our Company Owned Real Estate Brokerage Services segment pays royalties to the Real Estate Franchise Services segment. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon closing of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party's country or region or a direct franchising model in the case of Sotheby's International Realty. Under the master franchise model, we typically enter into long-term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. Royalty increases or decreases are recognized with little corresponding increase or decrease in expenses due to the operating efficiency within the franchise operations. In 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. During 2015, we expect to introduce ZipRealty's comprehensive, turnkey integrated Zap technology platform to certain of our franchisees, ahead of a broader rollout of these tools that we believe will increase the value proposition to our franchisees, their independent sales associates and their customers.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby’s International Realty®, Citi Habitats and ZipRealty® brand names with approximately 45,000 independent sales agents. As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services, which are recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to independent real estate agents, which are recognized concurrently with associated revenues. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans, our home mortgage venture with PHH.

PHH Home Loans is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless exclusivity is waived by PHH). We also assist landlords and tenants through property management and leasing services.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services. We provide these relocation services to corporate clients for the transfer of their employees. In addition, we provide home buying and selling assistance to members of affinity clients. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either based on the value per the underlying third-party buyer contract with the transferee, which results in no gain or loss, or the appraised value as determined by independent appraisers. We earn referral commissions revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral commission, which is recognized at the time of completion of services. In addition, we generally earn interest income on the funds we advance on behalf of the transferring employee, which is typically based on prime rate or London Interbank Offer Rate ("LIBOR") and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations.

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

RECENT DEVELOPMENTS
In November 2014, the Company issued $300 million of 5.25% Senior Notes in a private offering. In December 2014, the Company used the net proceeds from the offering of the 5.25% Senior Notes of approximately $296 million, along with cash on hand, to redeem the $332 million of outstanding 7.875% First and a Half Lien Notes plus a premium and accrued and unpaid interest.
CURRENT INDUSTRY TRENDS
Commencing in the second half of 2005 and continuing through 2011, the U.S. residential real estate industry was in a significant and lengthy downturn. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%.
Beginning in 2012, the U.S. residential real estate industry began its current recovery. According to NAR, in the first two years of the current housing recovery—2012 and 2013—homesale transaction volume (average homesale price multiplied by homesale transactions) improved 15% and 19%, respectively, and the industry experienced significant refinancing activity. We believe that the improvement in 2012 and 2013 was driven by high affordability of home ownership and demand that built up during an extended period of economic uncertainty, as well as historically low mortgage rates and lower home inventory levels leading to increases in homesale prices.
According to NAR, homesale transaction volume growth slowed to 1% in 2014 compared to 2013. The homesale transaction volume gain in 2014 was primarily driven by increasing average home prices, while the number of homesale transactions in 2014 declined year-over-year.
During 2014, we experienced an increase in homesale transaction volume of 5% due to strong demand at the high end of the housing market coinciding with lower inventory levels causing the average homesale price to increase. At the low end of the market, we believe there was a limitation on first-time buyer activity due to various factors, including an increase in mortgage rates in July 2013 that remained through April 2014, a continuation of difficult mortgage underwriting standards, increased down payment requirements, the impact of a slowly growing economy and lower inventory levels. These factors resulted in a shift in the mix of business away from lower-priced homes, thereby leading to a higher average homesale price, and a year-over-year decrease in the total number of homesale transactions in 2014.
According to NAR, the inventory of existing homes for sale in the U.S. was 1.9 million homes at the end of December 2014 and December 2013. The December 2014 inventory represents a national average supply of 4.4 months at the current homesales pace which represents a lower than normal level of inventory.
For 2014, NAR reported in their monthly Realtor Confidence Survey that first time home buyers accounted for 29% of transactions compared to 34% for the period from August 2009 (when NAR began compiling this information) through December 2014. According to NAR's annual survey, the share of first-time buyers fell to its lowest point in nearly three decades and is preventing the housing market from reaching its full potential.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 164 for 2014, 177 for 2013 and 197 for 2012. The housing affordability index, which has declined over the past two years as housing prices and mortgage rates increased, is still significantly higher than the average of 117 for the period from 1970 through 2005. In addition, as rental prices have continued to rise, the cost of owning a home is lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.0% for 2011 through 2013. The average mortgage rate was 4.2% for 2014 and in late 2014 mortgage rates became available for under 4.0%. In addition, consumers continue to have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
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
Mortgage refinancing activity also declined significantly in 2014 compared to levels experienced in 2013 and 2012. According to Fannie Mae, in 2012 refinancing originations totaled $1,540 billion and decreased to $1,123 billion in 2013. In 2014, refinancing originations significantly declined further to $506 billion resulting in a 55% decline from 2013 levels. The reduction in refinancing activity in 2014 adversely impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue and profitability at our title and settlement services operations.
Final regulations under the Dodd-Frank Act pertaining to qualified mortgages and qualified residential mortgages became effective in 2014, which we believe is a positive step towards expanding credit availability. In addition, regulators have put into effect many programs during the last quarter of 2014 and January 2015 that could result in greater homesale levels including a reduction of FHA fees charged to qualified buyers, greater clarity around guidelines for lenders being required to repurchase imperfect loans and lower down payment requirements for loans generated by Fannie Mae and Freddie Mac which we believe will help to increase the number of first-time homebuyers.

Homesales
According to NAR, homesale transactions for 2014 decreased to 4.9 million homes or down 3% compared to 2013. For the year ended December 31, 2014, RFG and NRT homesale transactions decreased 2% and 3%, respectively, due to an overall decrease in homebuyer activity compared to 2013 and are in line with NAR estimates. The annual and quarterly year-over-year trends in homesale transactions are as follows:

	2012 vs. 2011	2013 vs. 2012	2014 vs. 2013
Number of Homesales
Industry
NAR (a)	9%	9%	(3)%
Fannie Mae (b)	9%	9%	(3)%
Realogy
Real Estate Franchise Services	9%	10%	(2)%
Company Owned Real Estate Brokerage Services	14%	9%	(3)%

	2014 vs. 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Number of Homesales
Industry
NAR (a)	(7)%	(5)%	(4)%	3%
Fannie Mae (b)	(7)%	(5)%	(4)%	2%
Realogy
Real Estate Franchise Services	(3)%	(3)%	(3)%	2%
Company Owned Real Estate Brokerage Services	(2)%	(5)%	(4)%	2%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to increase 7% in 2015 compared to 2014 while Fannie Mae is forecasting an increase in existing homesale transactions of 5% for 2015 compared to 2014. In addition, NAR and Fannie Mae are forecasting an increase of 4% and 2% in existing homesale transactions for 2016 compared to 2015, respectively. NAR believes that the improvement in the number of homesale transactions in 2015 will be due to a strengthening economy and solid job gains. We also believe that more consumer friendly mortgage underwriting standards, a recent decline in mortgage rates below 2014 levels and improving consumer confidence may contribute to an increase in homesale transactions in 2015.
Homesale Price
In 2014, the percentage change in the average price of homes brokered by our franchisees and company owned offices increased 7% and 6%, respectively. For our franchisees, this increase was slightly higher than the percentage change in median home price reported by Fannie Mae and existing homesale average price reported by NAR. For our company owned offices, the increase was slightly lower than those reported by NAR and Fannie Mae. We believe that the improvement in price in 2014 was due to strong demand at the high end of the housing market coinciding with lower inventory levels. The annual and quarterly year-over-year trends in the price of homes are as follows:

	2012 vs. 2011	2013 vs. 2012	2014 vs. 2013
Price of Homes
Industry
NAR (a)	5%	9%	4%
Fannie Mae (b)	7%	11%	5%
Realogy
Real Estate Franchise Services	8%	9%	7%
Company Owned Real Estate Brokerage Services	4%	6%	6%

	2014 vs. 2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Price of Homes
Industry
NAR (a)	7%	3%	3%	4%
Fannie Mae (b)	9%	4%	4%	5%
Realogy
Real Estate Franchise Services	12%	7%	6%	6%
Company Owned Real Estate Brokerage Services	14%	7%	5%	2%
_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are forecasting a 5% and 4% increase in the 2015 median existing homesale price compared to 2014, respectively. For 2016, NAR and Fannie Mae are both forecasting an increase of 4% in median existing homesale price compared to 2015.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, historically low interest rates, job growth, the inherent attributes of homeownership vs. renting and the influence of local housing dynamics of supply vs. demand. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	insufficient inventory levels leading to lower unit sales;

•	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase homes;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	reduced affordability of homes;

•	high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	a decline in home ownership levels in the U.S.; and

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
From 2007 through December 2013, the average broker commission rate remained fairly stable; however, in 2014 we had a modest decline in the average broker commission rate. We expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. A continuing housing recovery should result in an increase in our revenues but could put pressure on brokerage commissions.
In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market. In addition, these tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  From 2009 to 2013, the net effective royalty rate declined due to several factors including a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees who generally were not sizable enough to earn significant rebates, and in 2012 and 2013, an increase in overall homesale transaction volume. In 2014, the net effective royalty rate remained at the 2013 level.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are sometimes used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 18, 16 and 16 basis points for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The following table presents our drivers for the years ended December 31, 2014, 2013 and 2012. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,			Year Ended December 31,
	2014	2013	% Change	2013	2012	% Change
Real Estate Franchise Services (a)
Closed homesale sides	1,065,339	1,083,424	(2%)	1,083,424	988,624	10%
Average homesale price	$250,214	$233,011	7%	$233,011	$213,575	9%
Average homesale broker commission rate	2.52%	2.54%	(2) bps	2.54%	2.54%	—
Net effective royalty rate	4.49%	4.49%	—	4.49%	4.63%	(14) bps
Royalty per side	$296	$276	7%	$276	$262	5%
Company Owned Real Estate Brokerage Services
Closed homesale sides (b)	308,332	316,640	(3%)	316,640	289,409	9%
Average homesale price (c)	$500,589	$471,144	6%	$471,144	$444,638	6%
Average homesale broker commission rate	2.47%	2.50%	(3) bps	2.50%	2.49%	1 bps
Gross commission income per side	$13,072	$12,459	5%	$12,459	$11,826	5%
Relocation Services
Initiations	171,210	165,705	3%	165,705	158,162	5%
Referrals	96,755	91,373	6%	91,373	79,327	15%
Title and Settlement Services
Purchase title and closing units	113,074	115,572	(2%)	115,572	105,156	10%
Refinance title and closing units	27,529	76,196	(64%)	76,196	89,220	(15%)
Average fee per closing unit	$1,780	$1,504	18%	$1,504	$1,362	10%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
Closed homesale sides, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have decreased 5% for the year ended December 31, 2014 compared to 2013.

(c)
Average homesale price, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 6% for the year ended December 31, 2014 compared to 2013.

The following table sets forth the impact on EBITDA for the year ended December 31, 2014 assuming either our homesale sides or average selling price of closed homesale transactions, with all else being equal, increased or decreased by 1%. The impact to net income would be approximately 40% lower than the impact to EBITDA as a result of income taxes for each hypothetical change in homesale sides and average price. We believe that homesale sides and average selling prices are the two most important drivers of our business. However, the impact to EBITDA included in the table below is an estimate and may change as a result of other factors, such as changes to the average broker commission rate, agent commissions and overhead costs. Additionally, EBITDA generated by our relocation services and title and settlement services segments are not impacted by homesale sides or average selling price in the same manner as our real estate franchise services and company owned real estate brokerage services segments.

	Homesale Sides/Average Price (1)		Impact on EBITDA (in millions)
	(units and price in thousands)		Decrease of 1%	Increase of 1%
Homesale sides change impact on:
Real Estate Franchise Services (2)	1,065	sides	$(3)	$3
Company Owned Real Estate Brokerage Services (3)	308	sides	$(11)	$11
Homesale average price change impact on:
Real Estate Franchise Services (2)	$250		$(3)	$3
Company Owned Real Estate Brokerage Services (3)	$501		$(11)	$11
 _______________

(1)	Average price represents the average selling price of closed homesale transactions.

(2)	Increase/(decrease) relates to impact on non-company owned real estate brokerage operations only.

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
Year Ended December 31, 2014 vs. Year Ended December 31, 2013
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2014	2013	Change
Net revenues	$5,328	$5,289	$39
Total expenses (1)	5,103	5,114	(11)
Income before income taxes, equity in earnings and noncontrolling interests	225	175	50
Income tax expense (benefit)	87	(242)	329
Equity in earnings of unconsolidated entities	(9)	(26)	17
Net income (2)	147	443	(296)
Less: Net income attributable to noncontrolling interests	(4)	(5)	1
Net income attributable to Realogy Holdings and Realogy Group	$143	$438	$(295)
_______________

(1)
Total expenses for the year ended December 31, 2014 includes $47 million related to the loss on the early extinguishment of debt, $10 million of transaction and integration costs related to the ZipRealty acquisition and $2 million related to the Phantom Value Plan, partially offset by a net benefit of $10 million for former parent legacy items and the reversal of prior year restructuring reserves of $1 million. Total expenses for the year ended December 31, 2013 include $68 million related to the loss on the early extinguishment of debt, $47 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $4 million for former parent legacy items.

(2)
Net income for the year ended December 31, 2013, includes an income tax benefit of $242 million which was primarily due to a $341 million release of the domestic deferred tax valuation allowance, partially offset by income taxes for 2013 income.

Net revenues increased $39 million (1%) for the year ended December 31, 2014 compared with the year ended December 31, 2013, principally due to an increase in revenues for the Company Owned Real Estate Brokerage Services segment and Real Estate Franchise Services segment primarily driven by an increase in homesale price, partially offset by lower refinancing transactions at the Title and Settlement Services segment.
Total expenses decreased $11 million primarily due to:

•	a $55 million decrease in operating and general and administrative expenses driven by:

◦	a $50 million decrease in variable operating costs at our Title and Settlement Services segment as a result of a decrease in refinancing and refinance-related underwriter transactions; and

◦
a $37 million decrease in employee-related costs primarily due to a $45 million decrease in Phantom Value Plan charges and a $33 million decrease in annual bonus, partially offset by a $41 million increase in other employee-related expenses;

partially offset by

◦	a $33 million increase in costs primarily related to NRT brokerage acquisitions completed during the year ended December 31, 2014; and

◦	a $10 million increase in transaction and integration costs related to the ZipRealty acquisition;

•	a $21 million decrease in the loss on the early extinguishment of debt due to the refinancing transactions, note redemption and note repurchase transactions completed in 2014 vs. 2013; and

•
a $14 million decrease in interest expense for the year ended December 31, 2014 compared to the year ended December 31, 2013 due to $50 million of lower interest expense as a result of a lower weighted average interest rate due to refinancing activities, partially offset by a net increase of $36 million due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $32 million in 2014 compared to gains of $4 million in the same period of 2013;

partially offset by,

•
a $64 million increase in commission and other sales associate-related costs, due to the increase in revenue and the impact of a higher proportion of transactions occurring in regions with less favorable commission splits; and

•	a $15 million increase in marketing expense related to advertising initiatives for the brands, online marketing costs incurred by ZipRealty and the ERA rebranding.
Equity in earnings of unconsolidated entities decreased $17 million primarily due to lower earnings from our investment in PHH Home Loans as a result of the significant decrease in refinancing transaction volume as well as a decrease in margins in the mortgage origination business.
The provision for income taxes was an expense of $87 million for the year ended December 31, 2014 compared to a benefit of $242 million for the year ended December 31, 2013. Our effective tax rate for 2014 was 37% and is not comparable to 2013 due to the income tax benefit recognized. In 2013, the Company recorded an income tax benefit of $242 million which was primarily due to a $341 million release of the domestic deferred tax valuation allowance, partially offset by income taxes for 2013 income.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2014 and 2013:

	Revenues (a)			EBITDA (b)			Margin
	2014	2013	% Change	2014	2013	% Change	2014	2013	Change
Real Estate Franchise Services	$716	$690	4%	$463	$448	3%	65%	65%	—
Company Owned Real Estate Brokerage Services	4,078	3,990	2	193	206	(6)	5	5	—
Relocation Services	419	419	—	102	104	(2)	24	25	(1)
Title and Settlement Services	398	467	(15)	36	50	(28)	9	11	(2)
Corporate and Other	(283)	(277)	*	(107)	(155)	*
Total Company	$5,328	$5,289	1%	$687	$653	5%	13%	12%	1
Less: Depreciation and amortization				190	176
Interest expense, net				267	281
Income tax expense (benefit)				87	(242)
Net income attributable to Realogy Holdings and Realogy Group				$143	$438
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $283 million and $277 million during the year ended December 31, 2014 and 2013, respectively.

(b)
EBITDA for the year ended December 31, 2014 includes $47 million related to the loss on early extinguishment of debt, $10 million of transaction and integration costs related to the ZipRealty acquisition and $2 million related to the Phantom Value Plan, partially offset by a net benefit of $10 million for former parent legacy items and the reversal of prior year restructuring reserves of $1 million. EBITDA for the year ended December 31, 2013 includes $68 million related to the loss on early extinguishment of debt, $47 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $4 million for former parent legacy items. Excluding the items noted above, the Total Company margin would have been 14% and 15% for the year ended December 31, 2014 and 2013, respectively.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 1 percentage point to 13% from 12% the year ended December 31, 2014 compared to the same period in 2013 primarily due to a $45 million decrease in Phantom Value Plan charges and a $21 million decrease in the loss on the early extinguishment of debt, offset by a $16 million decrease in earnings from our investment in PHH Home Loans and an increase in net marketing expense.
On a segment basis, the Real Estate Franchise Services segment margin remained flat at 65%. The Company Owned Real Estate Brokerage Services segment margin remained flat at 5% due to lower PHH Home Loans earnings of $16 million as a result of the significant decrease in refinancing transaction volume and higher operating expenses primarily driven by recently completed brokerage acquisitions, offset by an increase in gross commission income per transaction. The Relocation Services segment margin decreased 1 percentage point to 24% from 25%. The Title and Settlement Services segment margin decreased 2 percentage points to 9% from 11% due to a significant decrease in refinancing transactions as well as a decrease in refinance-related underwriter revenue.
Corporate and Other EBITDA for the year ended December 31, 2014 improved $48 million to negative $107 million primarily due to a $21 million decrease in the loss on the early extinguishment of debt, a $26 million decrease in employee-related costs primarily due to the Phantom Value Plan charges incurred in 2013 and a $6 million net benefit for former parent legacy items, partially offset by a $10 million increase in transaction and integration costs related to the ZipRealty acquisition.
Real Estate Franchise Services
Revenues increased $26 million to $716 million and EBITDA increased $15 million to $463 million for the year ended December 31, 2014 compared with the same period in 2013.
The increase in revenue was primarily driven by a $13 million increase in third-party domestic franchisee royalty revenue net of incentives due to a 7% increase in the average homesale price, partially offset by a 2% decrease in the number of homesale transactions. Marketing revenue and expense increased $8 million and $10 million, respectively primarily due to higher advertising for the brands and the ERA rebranding in 2014.
The increase in revenue was also attributable to a $4 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment to our Real Estate Franchise Services segment. These intercompany royalties of $269 million and $265 million during the year ended 2014 and 2013, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $15 million increase in EBITDA was principally due to the $17 million increase in domestic royalty revenues discussed above, partially offset by an increase of $2 million in licensing fees primarily related to higher revenues for the Sotheby's brand and the $2 million increase in net marketing expense discussed above.
Company Owned Real Estate Brokerage Services
Revenues increased $88 million to $4,078 million and EBITDA decreased $13 million to $193 million for the year ended December 31, 2014 compared with the same period in 2013.
The increase in revenues of $88 million was due to an increase in commission income earned on homesale transactions which was primarily driven by a 6% increase in the average homesale price, partially offset by a 3% decrease in the number of homesale transactions. The 6% increase in the average price of homes is benefiting from a shift in activity away from the low end of the housing market and is being impacted by constrained inventory in many of our markets. The 3% decrease in homesale transactions was due to lower activity in most of the geographic regions we serve. Without the addition of larger acquisitions (in excess of a $20 million purchase price) in the last year, homesale transactions would have decreased 5% for the year.
EBITDA decreased $13 million primarily due to:

•	a $64 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•
an $18 million net increase in other operating expense due to a $33 million increase in costs related to NRT brokerage acquisitions completed during the year ended December 31, 2014 and $3 million in integration-related costs due to office closures for ZipRealty, partially offset by an $18 million decrease in costs related to existing operations;

•	a $16 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume;

•	a $4 million increase in royalties paid to the Real Estate Franchise Services segment; and

•	a $5 million increase in marketing expenses primarily due to $3 million of online marketing costs incurred by ZipRealty and other advertising initiatives;
partially offset by,

•	the $88 million increase in revenues discussed above; and

•
a $7 million decrease in employee-related costs primarily related to a $21 million decrease in annual bonus and a $5 million decrease in Phantom Value Plan charges, partially offset by a $19 million increase in other employee-related expenses.

Relocation Services
Revenues remained flat at $419 million and EBITDA decreased $2 million to $102 million for the year ended December 31, 2014 compared with the same period in 2013.
Revenues remained flat as a $6 million increase in affinity referrals due to growth in transaction volume and a $6 million net increase in other relocation fees were offset by a $7 million decrease in relocation referrals, a $2 million decrease in international revenue and a $3 million decrease in at-risk revenue, all of which were primarily driven by lower volume.
EBITDA decreased $2 million as a result of a $3 million increase in employee-related costs, partially offset by a $1 million net impact resulting from foreign currency exchange rate gains in 2014 compared to losses in 2013.
Title and Settlement Services
Revenues decreased $69 million to $398 million and EBITDA decreased $14 million to $36 million for the year ended December 31, 2014 compared with the same period in 2013.
The decrease in revenues was primarily driven by a $50 million decrease in refinancing revenue and a $20 million decrease in refinance-related underwriter revenue. Refinance title and closing units decreased 64% and resale title and closing units decreased 2% while average price per closing increased 18% for the year ended December 31, 2014 compared with the same period in 2013 as a result of a shift in business to resale activities where we earn a higher fee.
EBITDA decreased $14 million as a result of the $69 million decrease in revenues discussed above, partially offset by a $50 million decrease in variable operating costs as a result of the decrease in refinancing and underwriter transactions and a $6 million decrease in employee-related costs primarily related to management incentives and Phantom Value Plan charges.
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
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities. The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expense and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. At December 31, 2014, the Company had a remaining liability of $1 million.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2014	December 31, 2013	Change
Total assets	$7,538	$7,326	$212
Total liabilities	5,355	5,313	42
Total equity	2,183	2,013	170
For the year ended December 31, 2014, total assets increased $212 million primarily due to a $142 million increase in goodwill and a $28 million increase in fixed assets primarily related to acquisitions, a $77 million increase in cash and a $27 million increase in relocation receivables as a result of increases in volume. Other non-current assets increased $20 million primarily due to deferred financing costs capitalized for the issuance of Senior Notes during 2014 and an increase in equity method investments. These increases were partially offset by the amortization of franchise agreements and other intangible assets of $91 million.
Total liabilities increased $42 million due to a $57 million increase in other non-current liabilities primarily related to the mark-to-market changes on the Company's interest rate swap agreements, an increase in the pension liability and liabilities related to contingent consideration from acquisitions, a $17 million increase in securitization obligations and a $13 million increase in deferred tax liabilities. These increases were partially offset by a $43 million decrease in accrued expenses and other current liabilities primarily due to a decrease in bonus accruals.
Total equity increased $170 million primarily due to $143 million of net income for the year ended December 31, 2014 and $42 million of additional paid in capital related to stock-based compensation.
Liquidity and Capital Resources
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes, the debt refinancing transactions completed during 2013 and 2014 and debt repurchases from cash generated from operations, our outstanding indebtedness has been reduced by approximately $3.3 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) an unanticipated increase in LIBOR or ABR, or (iii) our inability to access our relocation securitization programs.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our recent indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013 and 2014. We intend to use future cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
Cash Flows
Year ended December 31, 2014 vs. Year ended December 31, 2013
At December 31, 2014, we had $313 million of cash and cash equivalents, an increase of $77 million compared to the balance of $236 million at December 31, 2013. The following table summarizes our cash flows for the years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013	Change
Cash provided by (used in):
Operating activities	$423	$492	$(69)
Investing activities	(298)	(102)	(196)
Financing activities	(46)	(530)	484
Effects of change in exchange rates on cash and cash equivalents	(2)	—	(2)
Net change in cash and cash equivalents	$77	$(140)	$217
For the year ended December 31, 2014, $69 million less cash was provided by operating activities compared to the same period in 2013. For the year ended December 31, 2014, $423 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $505 million, partially offset by a $53 million decrease in accounts payable, accrued expenses and other liabilities primarily due to the payment of the 2013 bonus in the first quarter of 2014, whereas substantially all of the 2012 bonus was paid in December 2012, and an increase of $29 million in relocation receivables. For the year ended December 31, 2013, $492 million of cash was provided by operating activities primarily due to positive cash flows from operating results of $428 million as well as a decrease in relocation receivables of $55 million and $42 million of cash dividends received from unconsolidated entities, partially offset by $22 million of cash utilized for taxes paid related to net share settlements of stock-based compensation.
We received cash dividends from PHH Home Loans of $3 million and $40 million during the year ended December 31, 2014 and 2013, respectively. We expect that PHH Home Loans will generate annual earnings and will be able to provide corresponding dividends, although the level of future dividends will fluctuate and is dependent upon the financial results of PHH Home Loans.
For the year ended December 31, 2014, we used $196 million more cash for investing activities compared to the same period in 2013. For the year ended December 31, 2014, our $298 million use of cash was primarily due to $215 million of cash paid for acquisitions and $71 million of property and equipment additions. For the year ended December 31, 2013, our $102 million use of cash was comprised of $62 million of property and equipment additions, $32 million of cash paid for acquisitions and a $5 million increase in restricted cash.
For the year ended December 31, 2014, $484 million less cash was used in financing activities compared to the same period in 2013. For the year ended December 31, 2014, our $46 million use of cash was comprised of the repurchases of $729 million of First and a Half Lien Notes, $44 million of debt transaction costs primarily related to the issuance of the 4.50% Senior Notes, including a portion of premiums, and the 5.25% Senior Notes, $19 million of repayments of the term loan facility and $27 million of other financing related payments, partially offset by net cash provided by financing activities as a result of $750 million proceeds from issuances of the 4.50% Senior Notes and 5.25% Senior Notes and a $17 million increase in net securitization obligations borrowings. For the year ended December 31, 2013, $530 million of cash was used for:

•	the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million;

•	the repurchase of $100 million of the 9.00% First and a Half Lien Notes;

•	a net repayment of revolver borrowings of $110 million;

•	payment of $28 million of debt transaction costs;

•	quarterly amortization payments on the term loan facility of $15 million; and

•	$31 million of other financing related payments;
partially offset by,

•	$500 million of net proceeds from the issuance of 3.375% Senior Notes; and

•	$79 million of additional net proceeds from the extension of the term loan facility.
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
For the year ended December 31, 2013, $931 million more cash was used in financing activities compared to the same period in 2012. For the year ended December 31, 2013, $530 million of cash was used for:

•	the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million;

•	the repurchase of $100 million of the 9.00% First and a Half Lien Notes;

•	a net repayment of revolver borrowings of $110 million;

•	payment of $28 million of debt transaction costs;

•	quarterly amortization payments on the term loan facility of $15 million; and

•	$31 million of other financing related payments;

partially offset by,

•	$500 million of net proceeds from the issuance of 3.375% Senior Notes; and

•	$79 million of additional net proceeds from the extension of the term loan facility.
For the year ended December 31, 2012, $401 million of cash was provided by financing activities as a result of $1,176 million of net proceeds from the issuance of common stock associated with the Company's IPO, the issuance of $593 million of 7.625% First Lien Notes and $325 million of 9.00% First and a Half Lien Notes, partially offset by $745 million of term loan facility and unsecured notes repayments, $650 million of Second Lien Loan repayments, the payment of $17 million of debt transaction costs and net repayments of revolver borrowings and securitization obligations of $198 million and $67 million, respectively.
Financial Obligations
Indebtedness Table
As of December 31, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,887	1,871	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300
Securitization obligations: (4)
Apple Ridge Funding LLC		June 2015	325	255	70
Cartus Financing Limited (5)		August 2015	39	14	25
Total (6)			$4,765	$4,179	$570
_______________

(1)	On February 23, 2015, the Company had no outstanding borrowings on the revolving credit facility and no outstanding letters of credit on such facility, leaving $475 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,887 million term loan, less a discount of $16 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £20 million facility and a £5 million working capital facility.

(6)
Not included in this table, the Company had $133 million of outstanding letters of credit at December 31, 2014, of which $53 million was under the synthetic letter of credit facility with a rate of 4.5% and $80 million was under the unsecured letter of credit facility with a rate of 3.0%.

Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the "Amended and Restated Credit Agreement"), which as described below was further amended in March 2014. The Amended and Restated Credit Agreement replaced the agreement that had been entered into on April 10, 2007 and refinanced the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for: (a) a seven-year term loan facility initially issued in the aggregate principal amount of $1,920 million at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility.

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
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. The synthetic letter of credit facility has quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date. In 2014, the Company entered into a new, unsecured letter of credit facility and issued approximately $80 million of letters of credit thereunder, which had previously been issued under the synthetic letter of credit facility. The new facility is discussed below under "Other Debt Facilities." As of December 31, 2014, the capacity under the synthetic letter of credit facility was reduced to $55 million from $119 million as of December 31, 2013 and the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve-month adjusted EBITDA. Total senior secured net debt does not include the 9.00% First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the 9.00% First and a Half Lien Notes, unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations. At December 31, 2014, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however, the Company has continued to calculate the senior secured leverage ratio. At December 31, 2014, Realogy Group’s senior secured leverage ratio was 2.88 to 1.00.
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
If an event of default occurs under the senior secured credit facility, and Realogy Group fails to obtain a waiver from the lenders, Realogy Group’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to Realogy Group;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require Realogy Group to apply all of its available cash to repay these borrowings; or

•	could prevent Realogy Group from making payments on the Secured Notes or the Unsecured Notes;
any of which could result in an event of default under the Secured Notes, the Unsecured Notes and the Company’s Apple Ridge Funding LLC securitization program.
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
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is equal to one another. The 9.00% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The 7.875% First and a Half Lien Notes were due to mature in February 2019 and interest was payable semiannually on February 15 and August 15 of each year.
In the first quarter of 2014, the Company repurchased $29 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $35 million, including $1 million of accrued interest and a premium of $5 million.
In March and April 2014, the Company repurchased $368 million of its 7.875% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $406 million, including $4 million of accrued interest and a premium of $34 million.
In December 2014, the Company redeemed the remaining $332 million of its 7.875% First and a Half Lien Notes at a redemption price equal to 104.99%, together with accrued interest.   The Company used the net proceeds from the offering of the 5.25% Senior Notes of approximately $296 million, along with cash on hand, to redeem the $332 million of outstanding 7.875% Senior Secured Notes at an aggregate purchase price of $358 million including a redemption premium of $17 million and accrued interest of $9 million.

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
On November 21, 2014, Realogy Group issued $300 million of 5.25% Senior Notes in a private offering. The 5.25% Senior Notes are unsecured senior obligations that mature on December 1, 2021. Interest on 5.25% Senior Notes is payable semiannually on June 1 and December 1 of each year. The 5.25% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 5.25% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The Company used the net proceeds of $296 million from the offering, together with cash on hand, to redeem all of the remaining outstanding 7.875% First and a Half Lien Notes.
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
Other Debt Facilities
In June 2014, the Company entered into a three-year, unsecured letter of credit facility, which provides for the issuance of letters of credit required for general corporate purposes by the Company. In August 2014, the Company increased the capacity of the facility by $54 million to $81 million. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of December 31, 2014, $80 million of the facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program with an expiration date in June 2015. At December 31, 2014, Realogy Group has $255 million of outstanding borrowings under the facility with a total borrowing capacity of $325 million.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility (which was reduced from £35 million in August 2014) and a £5 million working capital facility, both of which expire in August 2015. There are $14 million of outstanding borrowings on the facilities at December 31, 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in

Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes and the 9.00% First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $286 million and $268 million of underlying relocation receivables and other related relocation assets at December 31, 2014 and 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $6 million and $7 million for the year ended December 31, 2014 and 2013, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.3% and 3.0% for the year ended December 31, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions, note repurchases and note redemptions, the Company recorded a loss on the early extinguishment of debt of $47 million and wrote off deferred financing costs of $3 million to interest expense during the year ended December 31, 2014.
As a result of the repayment and refinancing transactions, note redemptions and note repurchases, the Company recorded a loss on the early extinguishment of debt of $68 million and wrote off deferred financing costs of $2 million to interest expense during the year ended December 31, 2013.
As a result of repayment and refinancing of certain of the Company's indebtedness in 2012, the Company recorded a loss on the early extinguishment of debt of $24 million during the year ended December 31, 2012.
Covenants under the Senior Secured Credit Facility and Indentures
The Senior Secured Credit Facility and the indentures governing the Secured Notes and the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:

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

A reconciliation of net income attributable to Realogy Group to EBITDA and Adjusted EBITDA for the year ended December 31, 2014 is set forth in the following table:

For the Year Ended December 31, 2014
Net income attributable to Realogy Group	$143
Income tax expense	87
Income before income taxes	230
Interest expense, net	267
Depreciation and amortization	190
EBITDA	687
Covenant calculation adjustments:
Restructuring costs (reversals) and former parent legacy costs (benefit), net (a)	(11)
Loss on the early extinguishment of debt	47
Pro forma effect of business optimization initiatives (b)	14
Non-cash charges (c)	30
Pro forma effect of acquisitions and new franchisees (d)	8
Incremental securitization interest costs (e)	4
Adjusted EBITDA	$779
Total senior secured net debt (f)	$2,242
Senior secured leverage ratio (g)	2.88x
_______________

(a)	Consists of a net benefit of $1 million for the reversal of a restructuring reserve and a net benefit of $10 million for former parent legacy items.

(b)
Represents the twelve-month pro forma effect of business optimization initiatives including $9 million of transaction and integration costs incurred for the ZipRealty acquisition, $3 million related to business cost cutting initiatives and $2 million related to vendor renegotiations.

(c)
Represents the elimination of non-cash expenses, including $43 million of stock-based compensation expense less $12 million for the change in the allowance for doubtful accounts and notes reserves and $1 million of other items from January 1, 2014 through December 31, 2014.

(d)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on January 1, 2014. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2014.

(e)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2014.

(f)
Represents total borrowings under the senior secured credit facility and borrowings secured by a first priority lien on our assets of $2,480 million plus $20 million of capital lease obligations less $258 million of readily available cash as of December 31, 2014. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the 9.00% First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the 9.00% First and a Half Lien Notes, our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

(g)
Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility's borrowing capacity at December 31, 2014, and accordingly the covenant was not applicable.

Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2014:

	2015	2016	2017	2018	2019	Thereafter	Total
Term loan facility (a)	$19	$19	$19	$19	$19	$1,792	$1,887
First Lien Notes	—	—	—	—	—	593	593
9.00% First and a Half Lien Notes	—	—	—	—	—	196	196
3.375% Senior Notes	—	500	—	—	—	—	500
4.50% Senior Notes	—	—	—	—	450	—	450
5.25% Senior Notes	—	—	—	—	—	300	300
Interest payments on long-term debt (b)	210	205	186	171	158	82	1,012
Securitized obligations (c)	269	—	—	—	—	—	269
Operating leases (d)	143	107	83	57	42	157	589
Capital leases (including imputed interest)	9	7	4	—	—	—	20
Purchase commitments (e)	62	20	12	8	6	240	348
Total (f)(g)(h)	$712	$858	$304	$255	$675	$3,360	$6,164
_______________

(a)
The Company’s term loan facility has quarterly amortization payments totaling 1% per annum of the $1,905 million of the term loan principal issued under the First Amendment with the balance payable in March 2020.

(b)
Interest payments are based on applicable interest rates in effect at December 31, 2014 and include the impact of derivative instruments designed to fix the interest rate of a portion of the Company's variable rate debt.

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

(e)
Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. Purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee is $4 million in 2014 and will generally remain the same thereafter.

(f)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At December 31, 2014, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(g)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $43 million and unrecognized tax benefits of $106 million as the Company is not able to estimate the year in which these liabilities could be paid.

(h)
The contractual obligations table does not include non-standard incentives offered to some franchisees which are paid at certain points during the franchisee agreement period provided the franchisee maintains a certain level of annual gross commission income and the franchisee is in compliance with the terms of the franchise agreement at the time of payment. If current annual gross commission income levels are maintained by our franchisee's we would pay a total of $7 million over the next two years.

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
Allowance for doubtful accounts
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which future payment is unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is generally recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $27 million and $37 million at December 31, 2014 and 2013, respectively.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,477 million and $746 million, respectively, at December 31, 2014 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated using a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
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
Based upon the impairment analysis performed in the fourth quarter of 2014, there was no impairment of goodwill or other indefinite-lived intangible assets for 2014. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair values. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill or other indefinite-lived intangible assets would have been recognized under this evaluation.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At December 31, 2014, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2014, we had variable interest rate long-term debt from our outstanding term loan of $1,887 million excluding $269 million of securitization obligations.  The weighted average interest rate on the outstanding term loan at December 31, 2014 was 3.75%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.00%

(with a LIBOR floor of 0.75%). At December 31, 2014 the one-month LIBOR rate was 0.17%; therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 0.75% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $40 million for the fair value of the interest rate swaps at December 31, 2014.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Management assessed the effectiveness of Realogy Holdings' internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Holdings maintained effective internal control over financial reporting as of December 31, 2014.
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
Management assessed the effectiveness of Realogy Group’s internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Group maintained effective internal control over financial reporting as of December 31, 2014.
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
Identification of Executive Officers
The following provides information regarding individuals who served as executive officers of Realogy Group and Realogy Holdings at December 31, 2014. The age of each individual indicated below is as of February 20, 2015.
Richard A. Smith, age 61, has served as our President and Chief Executive Officer since November 13, 2007, as Chairman of the Board since March 2012, and as a director since our separation from Cendant in July 2006. Prior to November 13, 2007, he served as our Vice Chairman of the Board of Directors and President. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996. Under the terms of his employment agreement, Mr. Smith serves as a member of the Board of Directors of Realogy during his employment term. His current term of employment ends on April 9, 2016, subject to automatic renewal for an additional one year pursuant to the terms of the employment agreement if neither party provides a 90-day notice of non-renewal.
Anthony E. Hull, 56, has served as our Executive Vice President, Chief Financial Officer and Treasurer since our separation from Cendant in July 2006. From December 14, 2007 to February 3, 2008, Mr. Hull performed the functions of our Chief Accounting Officer. Mr. Hull was Executive Vice President, Finance of Cendant from October 2003 until our separation from Cendant in July 2006. From January 1996 to September 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, a diversified entertainment company. From 1990 to 1994, Mr. Hull worked in various capacities for Paramount Communications, a diversified entertainment and publishing company. From 1984 to 1990, Mr. Hull worked in investment banking at Morgan Stanley.
Marilyn J. Wasser, 59, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services. Most recently, from September 2002 to February 2005, Ms. Wasser served as Executive Vice President, Associate General Counsel and Corporate Secretary for AT&T Wireless Services. From 1995 until 2002, Ms. Wasser served as Secretary to the AT&T Board of Directors and Chief Compliance Officer.
David J. Weaving, 48, became Chief Administrative Officer of Realogy Franchise Group in January 2015 and continues to serve as the head of Realogy's human resources department, a role he has held since our separation from Cendant in July 2006. Mr. Weaving served as Executive Vice President and Chief Administrative Officer of Realogy from July 2006 to January 2015. Mr. Weaving was Senior Vice President and Chief Financial Officer of Cendant’s Real Estate Division from September 2001 until our separation from Cendant in July 2006. From May 2001 through September 2001, he served as Vice President and Divisional Controller for Cendant’s Real Estate Division. Mr. Weaving joined Cendant in 1999 as a Vice President of Finance. From 1995 to 1999, Mr. Weaving worked in increasing roles of responsibility for Cambrex Corporation, a diversified chemical manufacturer.
Kevin J. Kelleher, 61, has served as the President and Chief Executive Officer of Cartus (formerly known as Cendant Mobility Services Corporation) since 1997.  From 1993 to 1997, he served as Senior Vice President and General Manager of Cendant Mobility’s destination services unit. Mr. Kelleher has also held senior leadership positions in sales, client relations, network management and strategic planning.
Alexander E. Perriello, III, 67, has served as the President and Chief Executive Officer of Realogy Franchise Group (formerly known as Cendant Real Estate Franchise Group) since April 2004. From 1997 through 2004, he served as President and Chief Executive Officer of Coldwell Banker Real Estate Corporation.

Bruce Zipf, 58, has served as President and Chief Executive Officer of NRT LLC since March 2005 and as President and Chief Operating Officer from February 2004 to March 2005. From January 2003 to February 2004, Mr. Zipf served as Executive Vice President and Chief Administrative Officer of NRT and from 1998 through December 2002 he served as NRT’s Senior Vice President for most of NRT’s Eastern Operations. From 1996 to 1998, Mr. Zipf served as President and Chief Operating Officer for Coldwell Banker Residential Brokerage—New York. Prior to entering the real estate industry, Mr. Zipf was a senior audit manager for Ernst and Young.
Donald J. Casey, 53, has served as the President and Chief Executive Officer of TRG (formerly known as Cendant Settlement Services Group) since April 2002. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
Dea Benson, 60, has served as our Senior Vice President, Chief Accounting Officer and Controller since February 2008. Prior to being named Chief Accounting Officer of the Company, from 1996 to January 2007, Ms. Benson held various financial and accounting positions with DreamWorks SKG/Paramount Pictures, most recently from November 2002 to January 2006 as Controller of DreamWorks SKG and from February 2006 to December 2006 as divisional CFO of the Worldwide Home Entertainment division of Paramount Pictures, subsequent to Paramount’s acquisition of DreamWorks SKG. Ms. Benson is a certified public accountant.
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
Item 11.    Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions "Governance of the Company—Compensation of Directors," "Governance of the Company—Committees of the Board" and "Executive Compensation" and is incorporated by reference to this report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2014

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	4,796,363	(1)	$30.02	(2)	2,736,112	(3)
Equity compensation plan not approved by stockholders	None		Not Applicable		Not Applicable
_______________

(1)
Consists of 3,221,469 outstanding options, 85,616 shares subject to restricted stock awards, 743,307 restricted stock units, 719,434 performance stock units and 26,537 deferred stock units issuable under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan. The number of shares, if any, to be issued pursuant to the outstanding performance stock unit awards will be determined based upon the extent to which the performance goals are achieved. The amount set forth in the table assumes maximum payout under the outstanding performance share unit awards.

(2)
Weighted average exercise price of outstanding stock options under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan. The other outstanding awards do not have exercise prices and are accordingly excluded from this column.

(3)	Consists of shares available for future grant under the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan.
See Note 12, "Stock-Based Compensation", in the consolidated financial statements for additional information on the 2007 Stock Incentive Plan and the 2012 Long Term Incentive Plan.
The remaining information required by this item is included in the Proxy Statement under the caption "Governance of the Company—Ownership of Our Common Stock" and is incorporated by reference to this report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included in the Proxy Statement under the captions "Governance of the Company" and "Executive Compensation—Related Party Transactions" and is incorporated by reference to this report.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is included in the Proxy Statement under the captions "Disclosure About Fees" and "Pre-Approval of Audit and Non-Audit Services" under the section entitled "Ratification of the Appointment of the Independent Registered Public Accounting Firm" and is incorporated by reference to this report.

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
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on the February 26, 2015.
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

Name	Title	Date

/s/ RICHARD A. SMITH	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 26, 2015
Richard A. Smith

/s/ ANTHONY E. HULL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 26, 2015
Anthony E. Hull

/s/ DEA BENSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2015
Dea Benson

/s/ RAUL ALVAREZ	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
Raul Alvarez

/s/ MARC E. BECKER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
Marc E. Becker

/s/ JESSICA M. BIBLIOWICZ	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
Jessica M. Bibliowicz

/s/ FIONA P. DIAS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
Fiona P. Dias

/s/ V. ANN HAILEY	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
V. Ann Hailey

/s/ SHERRY M. SMITH	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
Sherry M. Smith

/s/ BRETT WHITE	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
Brett White

/s/ MICHAEL J. WILLIAMS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 26, 2015
Michael J. Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Holdings Corp. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 26, 2015

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income (loss), equity (deficit) and cash flows present fairly, in all material respects, the financial position of Realogy Group LLC and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 26, 2015

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2014	2013	2012
Revenues
Gross commission income	$4,028	$3,946	$3,428
Service revenue	802	867	821
Franchise fees	333	322	271
Other	165	154	152
Net revenues	5,328	5,289	4,672
Expenses
Commission and other agent-related costs	2,755	2,691	2,319
Operating	1,350	1,371	1,313
Marketing	214	199	190
General and administrative	293	327	327
Former parent legacy costs (benefit), net	(10)	(4)	(8)
Restructuring costs, net	(1)	4	12
Depreciation and amortization	190	176	173
Interest expense, net	267	281	528
Loss on the early extinguishment of debt	47	68	24
IPO related costs for Convertible Notes	—	—	361
Other (income)/expense, net	(2)	1	(4)
Total expenses	5,103	5,114	5,235
Income (loss) before income taxes, equity in earnings and noncontrolling interests	225	175	(563)
Income tax expense (benefit)	87	(242)	39
Equity in earnings of unconsolidated entities	(9)	(26)	(62)
Net income (loss)	147	443	(540)
Less: Net income attributable to noncontrolling interests	(4)	(5)	(3)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$143	$438	$(543)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share	$0.98	$3.01	$(14.41)
Diluted earnings (loss) per share	$0.97	$2.99	$(14.41)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	146.0	145.4	37.7
Diluted	147.2	146.6	37.7

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2014	2013	2012
Net income (loss)	$147	$443	$(540)
Currency translation adjustment	(4)	—	3
Defined Benefit Plans:
Actuarial (loss) gain for the plans	(24)	19	(8)
Less: amortization of actuarial loss to periodic pension cost	(1)	(2)	(6)
Defined benefit plans	(23)	21	(2)
Other comprehensive income (loss), before tax	(27)	21	1
Income tax expense (benefit) related to items of other comprehensive income (loss) amounts	(11)	9	—
Other comprehensive income (loss), net of tax	(16)	12	1
Comprehensive income (loss)	131	455	(539)
Less: comprehensive income attributable to noncontrolling interests	(4)	(5)	(3)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$127	$450	$(542)

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$313	$236
Trade receivables (net of allowance for doubtful accounts of $27 and $37)	116	121
Relocation receivables	297	270
Deferred income taxes	180	186
Other current assets	120	104
Total current assets	1,026	917
Property and equipment, net	233	205
Goodwill	3,477	3,335
Trademarks	736	732
Franchise agreements, net	1,495	1,562
Other intangibles, net	341	365
Other non-current assets	230	210
Total assets	$7,538	$7,326

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128	$123
Securitization obligations	269	252
Due to former parent	51	63
Current portion of long-term debt	19	19
Accrued expenses and other current liabilities	411	454
Total current liabilities	878	911
Long-term debt	3,891	3,886
Deferred income taxes	350	337
Other non-current liabilities	236	179
Total liabilities	5,355	5,313
Commitments and contingencies (Notes 13 and 14)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2014 and December 31, 2013.	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,382,923 shares outstanding at December 31, 2014 and 146,125,337 shares outstanding at December 31, 2013.	1	1
Additional paid-in capital	5,677	5,635
Accumulated deficit	(3,464)	(3,607)
Accumulated other comprehensive loss	(35)	(19)
Total stockholders' equity	2,179	2,010
Noncontrolling interests	4	3
Total equity	2,183	2,013
Total liabilities and equity	$7,538	$7,326

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2014	2013	2012
Operating Activities
Net income (loss)	$147	$443	$(540)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	190	176	173
Deferred income taxes	77	(249)	36
Amortization of deferred financing costs and discount on unsecured notes	17	12	15
Non-cash portion of the loss on the early extinguishment of debt	24	14	24
Incremental common stock issued for Convertible Notes	—	—	256
Equity in earnings of unconsolidated entities	(9)	(26)	(62)
Stock-based compensation	42	61	24
Mark-to-market adjustments on derivatives	29	(4)	17
Other adjustments to net income (loss)	(1)	5	(9)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	4	—	(1)
Relocation receivables	(29)	55	55
Other assets	(5)	5	11
Accounts payable, accrued expenses and other liabilities	(53)	(14)	(128)
Due to former parent	(11)	(4)	(10)
Dividends received from unconsolidated entities	5	42	43
Taxes paid related to net share settlement for stock-based compensation	(6)	(22)	(7)
Other, net	2	(2)	—
Net cash provided by (used in) operating activities	423	492	(103)
Investing Activities
Property and equipment additions	(71)	(62)	(54)
Payments for acquisitions, net of cash acquired	(215)	(32)	(3)
Change in restricted cash	4	(5)	(2)
Other, net	(16)	(3)	(7)
Net cash used in investing activities	(298)	(102)	(66)
Financing Activities
Net change in revolving credit facilities	—	(110)	(198)
Proceeds from amended term loan facility	—	79	—
Repayments of term loan facility	(19)	(15)	(640)
Proceeds from issuance of First Lien Notes	—	—	593
Proceeds from issuance of First and a Half Lien Notes	—	—	325
Repurchases of First and a Half Lien Notes	(729)	(100)	—
Repayment of Second Lien Loans	—	—	(650)
Proceeds from issuance of Senior Notes	750	500	—
Redemption of Senior Notes and Senior Subordinated Notes	—	(821)	(105)
Net change in securitization obligations	17	(9)	(67)
Debt transaction costs	(44)	(28)	(17)
Proceeds from issuance of common stock	—	—	1,176
Proceeds from exercise of stock options	6	5	—
Other, net	(27)	(31)	(16)
Net cash (used in) provided by financing activities	(46)	(530)	401
Effect of changes in exchange rates on cash and cash equivalents	(2)	—	1
Net increase (decrease) in cash and cash equivalents	77	(140)	233
Cash and cash equivalents, beginning of period	236	376	143
Cash and cash equivalents, end of period	$313	$236	$376

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $6, $7 and $9, respectively)	$249	$312	$571
Income tax payments, net	10	16	7

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY (DEFICIT)
(In millions)

	Realogy Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2012	8.0	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)
Net loss	—	—	—	(543)	—	3	(540)
Other comprehensive income	—	—	—	—	1	—	1
Issuance of common stock in conjunction with the initial public offering	46.0	—	1,176	—	—	—	1,176
Issuance of common stock for Convertible Notes conversion	81.0	1	2,109	—	—	—	2,110
Issuance of common stock pursuant to letter agreements with certain holders of Convertible Notes	9.7	—	256	—	—	—	256
Stock-based compensation	0.6	—	17	—	—	—	17
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2012	145.3	$1	$5,591	$(4,045)	$(31)	$3	$1,519
Net income	—	—	—	438	—	5	443
Other comprehensive income	—	—	—	—	12	—	12
Exercise of stock options	0.2	—	5	—	—	—	5
Stock-based compensation	—	—	19	—	—	—	19
Issuance of shares under the Phantom Value Plan	0.9	—	42	—	—	—	42
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(22)	—	—	—	(22)
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2013	146.1	$1	$5,635	$(3,607)	$(19)	$3	$2,013
Net income	—	—	—	143	—	4	147
Other comprehensive income	—	—	—	—	(16)	—	(16)
Exercise of stock options	0.3	—	6	—	—	—	6
Stock-based compensation	—	—	42	—	—	—	42
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	(6)	—	—	—	(6)
Dividends	—	—	—	—	—	(4)	(4)
Capital contributions from noncontrolling interests	—	—	—	—	—	1	1
Balance at December 31, 2014	146.4	$1	$5,677	$(3,464)	$(35)	$4	$2,183

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
Realogy is a global provider of residential real estate services. Realogy Group (then Realogy Corporation) was incorporated in January 2006 to facilitate a plan by Cendant Corporation (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant’s business units—real estate services (Realogy), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). On July 31, 2006, the separation ("Separation") from Cendant became effective.
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
Business Description
The Company reports its operations in the following business segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby’s International Realty®, and Better Homes and Gardens® Real Estate brand names. As of December 31, 2014, our franchise systems had approximately 13,500 franchised and company owned offices and approximately 251,300 independent sales associates operating under our franchise and proprietary brands in the U.S. and 103 other countries and territories around the world, which included approximately 725 of our company owned and operated brokerage offices with approximately 45,000 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby’s International Realty®, ZipRealty® and Citi Habitats brand names in more than 45 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

•
Relocation Services (known as Cartus)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services. Cartus also serves affinity organizations such as insurance companies and credit unions that provide Cartus' services to their members.

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
REVENUE RECOGNITION
Real Estate Franchise Services
The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services and systems to franchisees, which include marketing programs, systems and tools that are designed to help the Company's franchisees serve their customers and attract new or retain existing independent sales associates, training and volume purchasing discounts through the Company’s preferred alliance program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Franchise revenue also includes initial franchise fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed (generally when a franchised unit opens for business). The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees.
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
Relocation Services
The Company provides relocation services to corporate and government clients for the transfer of their employees. Such services include the purchasing and/or selling of a transferee’s home, providing home equity advances to transferees (generally guaranteed by the client), expense processing, arranging household goods moving services, home finding and other related services. The Company earns revenues from fees charged to clients for the performance and/or facilitation of these services and recognizes such revenue as services are provided, except for limited instances in which the Company assumes the risk of loss on the sale of a transferring employee’s home ("at risk"). In such cases, revenues are recorded as earned with associated costs recorded within operating expenses. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. However, there are limited instances in which the Company assumes the risk of loss. Under "at risk" contracts, the Company records the value of the home on its Consolidated Balance Sheets within the Other current assets line item at the lower of cost or net realizable value less estimated direct costs to sell. The difference between the actual purchase price and proceeds received on the sale of the home is recorded within operating expenses on the Company’s Consolidated Statements of Operations and the gain or loss was not material for any period presented. The aggregate selling price of such homes was $46 million, $62 million and $81 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $10 million and $14 million at December 31, 2014 and 2013, respectively and are primarily included within Other current assets on the Company’s Consolidated Balance Sheets.
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
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $188 million, $174 million and $166 million for the years ended December 31, 2014, 2013 and 2012, respectively.
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
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has five interest rate swaps with an aggregate notional value of $1,025 million to offset a portion of the variability in cash flows resulting from interest payments on the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018 and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. In the third quarter of 2013, the Company entered into three forwarding starting interest rate swaps, each with a notional value of $200 million, which commence in August 2015 and expire in August 2020. The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
INVESTMENTS
At December 31, 2014 and 2013, the Company had various equity method investments aggregating $61 million and $57 million, respectively, which are recorded within Other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. The Company has an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $54 million at December 31, 2014.

In connection with these agreements, the Company recorded net revenues of $6 million, $5 million and $6 million, for the years ended December 31, 2014, 2013 and 2012, respectively. In addition, the Company recorded equity earnings of $8 million, $24 million and $60 million for the years ended December 31, 2014, 2013 and 2012, respectively. The Company received cash dividends from PHH Home Loans of $3 million, $40 million and $41 million during the years ended December 31, 2014, 2013 and 2012, respectively. The following presents the summarized financial information for PHH Home Loans:

	December 31,
	2014	2013
Balance sheet data:
Total assets	$480	$418
Total liabilities	375	322
Total members’ equity	105	96
	For the Year Ended December 31,
	2014	2013	2012
Statement of operations data:
Total revenues	$200	$282	$377
Total expenses	185	235	256
Net income	15	47	121
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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, from 1 to 10 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $85 million and $74 million at December 31, 2014 and 2013, respectively.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,477 million and $746 million, respectively, at December 31, 2014 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
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
Based upon the impairment analysis performed in the fourth quarter of 2014, 2013 and 2012, there was no impairment of goodwill or other indefinite-lived intangible assets for these years. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2014, 2013 or 2012.
The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2014, 2013 or 2012.
SUPPLEMENTAL CASH FLOW INFORMATION
Significant non-cash transactions in 2014 included $8 million in capital lease additions, which resulted in non-cash accruals to fixed assets and other long-term liabilities.
Significant non-cash transactions in 2013 included the non-cash issuances of common stock of $22 million pursuant to the Phantom Value Plan, net of shares withheld for taxes. In addition, during 2013, the Company recorded $6 million in tenant improvements related to the new corporate headquarters and $14 million in capital lease additions, both of which resulted in non-cash accruals to fixed assets and other long-term liabilities.
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
In May 2014, the FASB and IASB issued a converged standard on revenue recognition that will have an effect on most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

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
2014 ACQUISITIONS
On August 14, 2014, the Company acquired all of the outstanding shares of common stock of ZipRealty, Inc., (“ZipRealty”) for a cash purchase price of $167 million. The Company acquired ZipRealty's residential brokerage operations with 23 offices across the United States and its integrated real estate technology platform. The estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $92 million, software and fixed assets of $18 million, deferred tax assets of $46 million, customer relationships intangibles of $1 million, pendings and listings of $3 million, other intangibles of $7 million, other assets of $6 million and other liabilities of $6 million.
During the year ended December 31, 2014, in addition to the ZipRealty acquisition discussed above, the Company acquired sixteen real estate brokerage and property management operations through its wholly owned subsidiary, NRT, for cash consideration of $44 million, and established $19 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $45 million, trademarks of $4 million, pendings and listings of $4 million, other intangibles of $8 million, other assets of $3 million and other liabilities of $1 million.
During the year ended December 31, 2014, the Company acquired three title and settlement operations through its wholly owned subsidiary, TRG, for cash consideration of $6 million. These acquisitions resulted in goodwill of $5 million and pendings and listings of $1 million.
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

4.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Balance at January 1, 2012	$2,241	$625	$360	$73	$3,299
Goodwill acquired	—	5	—	—	5
Balance at December 31, 2012	2,241	630	360	73	3,304
Goodwill acquired	—	31	—	—	31
Balance at December 31, 2013	2,241	661	360	73	3,335
Goodwill acquired	51	86	—	5	142
Balance at December 31, 2014	$2,292	$747	$360	$78	$3,477
Goodwill and accumulated impairment summary
Gross goodwill	$3,315	$905	$641	$402	$5,263
Accumulated impairment losses (a)	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2014	$2,292	$747	$360	$78	$3,477
_______________

(a)
During the fourth quarter of 2008, the Company recorded an impairment charge of $1,557 million, which reduced intangible assets by $278 million and reduced goodwill by $1,279 million. During the fourth quarter of 2007, the Company recorded an impairment charge of $637 million, which reduced intangible assets by $130 million and reduced goodwill by $507 million.

During the fourth quarter of 2014, 2013 and 2012, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. These analyses resulted in no impairment charges.
Intangible assets are as follows:

	As of December 31, 2014			As of December 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$524	$1,495	$2,019	$457	$1,562
Unamortizable—Trademarks (b)	$736		$736	$732		$732
Other Intangibles
Amortizable—License agreements (c)	$45	$7	$38	$45	$6	$39
Amortizable—Customer relationships (d)	530	256	274	529	219	310
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Pendings and listings (f)	2	2	—	2	1	1
Amortizable—Other (g)	25	6	19	9	4	5
Total Other Intangibles	$612	$271	$341	$595	$230	$365
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

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.

Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2014	2013	2012
Franchise agreements	$67	$67	$68
License agreements	1	1	1
Customer relationships	37	37	38
Pendings and listings	8	3	—
Other	3	1	1
Total	$116	$109	$108
Based on the Company’s amortizable intangible assets as of December 31, 2014, the Company expects related amortization expense to be approximately $100 million, $98 million, $94 million, $93 million, $92 million and $1,349 million in 2015, 2016, 2017, 2018, 2019 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $9 million, $12 million, and $6 million for the year ended December 31, 2014, 2013 and 2012, respectively. In addition, franchise fee revenue is net of annual volume incentives provided to real estate franchisees of $50 million, $48 million and $35 million for the year ended December 31, 2014, 2013 and 2012, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of the franchisees commission income earned and paid to the Company during the calendar year. Each brand has several different annual incentive schedules currently in effect.
The Company’s wholly owned real estate brokerage services segment, NRT, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. NRT paid royalties to the Real Estate Franchise Services segment of $269 million, $265 million and $234 million for the year ended December 31, 2014, 2013 and 2012, respectively.
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
The number of franchised and company owned outlets in operation are as follows:

	(Unaudited) As of December 31,
	2014	2013	2012
Franchised:
Century 21®	6,902	7,109	7,060
ERA®	2,304	2,314	2,312
Coldwell Banker®	2,396	2,489	2,461
Coldwell Banker Commercial®	167	195	166
Sotheby’s International Realty®	717	666	629
Better Homes and Gardens® Real Estate	283	259	252
	12,769	13,032	12,880
Company Owned:
ERA®	—	11	10
Coldwell Banker®	651	631	639
Sotheby’s International Realty®	39	32	30
Corcoran®/Other	37	32	33
	727	706	712

The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2014	2013	2012
Franchised:
Beginning balance	13,032	12,880	13,282
Additions	311	478	366
Terminations	(574)	(326)	(768)
Ending balance	12,769	13,032	12,880
Company Owned:
Beginning balance	706	712	724
Additions	38	15	17
Closures	(17)	(21)	(29)
Ending balance	727	706	712
 As of December 31, 2014, there were an insignificant number of franchise agreements that were executed, but for which offices are not yet operating. Additionally, as of December 31, 2014, there were an insignificant number of franchise agreements pending termination.
In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands, expand their operations, or as an incentive to renew their franchise agreement, the Company may at its discretion, provide non-standard incentives, primarily in the form of conversion notes (prior to 2009, the Company issued development advance notes). Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts over the life of the franchise agreement. Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $97 million, net of $1 million of reserves, and $93 million, net of $2 million of reserves, at December 31, 2014 and 2013, respectively. These notes are principally classified within Other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a charge in the statement of operations related to the forgiveness and impairment of these notes of $15 million, $11 million and $16 million for the years ended December 31, 2014, 2013 and 2012, respectively.

6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2014	2013
Furniture, fixtures and equipment	$224	$204
Capitalized software	288	261
Building and leasehold improvements	183	159
Land	3	3
	698	627
Less: accumulated depreciation	(465)	(422)
	$233	$205
The Company recorded depreciation expense related to property and equipment of $74 million, $67 million and $65 million for the years ended December 31, 2014, 2013 and 2012, respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2014	2013
Accrued payroll and related employee costs	$120	$146
Accrued volume incentives	32	31
Accrued commissions	21	21
Restructuring accruals	3	6
Deferred income	73	73
Accrued interest	44	63
Other	118	114
	$411	$454

8.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2014	2013
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	1,871	1,887
7.625% First Lien Notes	593	593
7.875% First and a Half Lien Notes	—	700
9.00% First and a Half Lien Notes	196	225
3.375% Senior Notes	500	500
4.50% Senior Notes	450	—
5.25% Senior Notes	300	—
Total Short Term & Long Term Debt	$3,910	$3,905
Securitization Obligations:
Apple Ridge Funding LLC	$255	$229
Cartus Financing Limited	14	23
Total Securitization Obligations	$269	$252
Indebtedness Table
As of December 31, 2014, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,887	1,871	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300	—
Securitization obligations: (4)
Apple Ridge Funding LLC		June 2015	325	255	70
Cartus Financing Limited (5)		August 2015	39	14	25
Total (6)			$4,765	$4,179	$570

_______________

(1)	On February 23, 2015, the Company had no outstanding borrowings on the revolving credit facility and no outstanding letters of credit on such facility, leaving $475 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,887 million term loan, less a discount of $16 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £20 million facility and a £5 million working capital facility.

(6)
Not included in this table, the Company had $133 million of outstanding letters of credit at December 31, 2014, of which $53 million was under the synthetic letter of credit facility with a rate of 4.5% and $80 million was under the unsecured letter of credit facility with a rate of 3.0%.

Maturities Table
As of December 31, 2014, the combined aggregate amount of maturities for long-term borrowings, excluding securitizations, for each of the next five years is as follows:

Year	Amount
2015	$19
2016	519
2017	19
2018	19
2019	469
Senior Secured Credit Facility
On March 5, 2013, Realogy Group entered into an amended and restated senior secured credit agreement (the "Amended and Restated Credit Agreement"), which as described below was further amended in March 2014. The Amended and Restated Credit Agreement replaced the agreement that had been entered into on April 10, 2007 and refinanced the prior term loan facility and prior revolving credit facility.
The Amended and Restated Credit Agreement provides for: (a) a seven-year term loan facility initially issued in the aggregate principal amount of $1,920 million at 99% of par with a maturity date of March 5, 2020, the proceeds of which were utilized to pay off the $1,822 million principal amount of the existing term loan borrowings under the prior facility, plus accrued interest, and to pay the fees and expenses incurred in connection with the refinancing and for general corporate purposes; and (b) a five-year, $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. Initial borrowings under the new revolving credit facility were used to repay the outstanding indebtedness under the prior revolving credit facility.
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
The Amended and Restated Credit Agreement retained a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. The synthetic letter of credit facility has quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date. In 2014, the Company entered into a new, unsecured letter of credit facility and issued approximately $80 million of letters of credit thereunder, which had previously been issued under the synthetic letter of credit facility. The new facility is discussed below under "Other Debt Facilities." As of December 31, 2014, the capacity under the synthetic letter of credit facility was reduced to $55 million from $119 million as of December 31, 2013 and the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve-month adjusted EBITDA. Total senior secured net debt does not include the 9.00% First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the 9.00% First and a Half Lien Notes, unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations. At December 31, 2014, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however, the Company has continued to calculate the senior secured leverage ratio. At December 31, 2014, Realogy Group’s senior secured leverage ratio was 2.88 to 1.00.
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
If an event of default occurs under the senior secured credit facility, and Realogy Group fails to obtain a waiver from the lenders, Realogy Group’s financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the senior secured credit facility, the lenders:

•	would not be required to lend any additional amounts to Realogy Group;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable;

•	could require Realogy Group to apply all of its available cash to repay these borrowings; or

•	could prevent Realogy Group from making payments on the Secured Notes or the Unsecured Notes;
any of which could result in an event of default under the Secured Notes, the Unsecured Notes and the Company’s Apple Ridge Funding LLC securitization program.
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
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is equal to one another. The 9.00% First and a Half Lien Notes mature in January 2020 and interest is payable semiannually on January 15 and July 15 of each year. The 7.875% First and a Half Lien Notes were due to mature in February 2019 and interest was payable semiannually on February 15 and August 15 of each year.
In the first quarter of 2014, the Company repurchased $29 million of its 9.00% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $35 million, including $1 million of accrued interest and a premium of $5 million.
In March and April 2014, the Company repurchased $368 million of its 7.875% First and a Half Lien Notes through open market purchases for an aggregate purchase price of $406 million, including $4 million of accrued interest and a premium of $34 million.
In December 2014, the Company redeemed the remaining $332 million of its 7.875% First and a Half Lien Notes at a redemption price equal to 104.99%, together with accrued interest. The Company used the net proceeds from the offering of the 5.25% Senior Notes of approximately $296 million, along with cash on hand, to redeem the $332 million of outstanding 7.875% Senior Secured Notes at an aggregate purchase price of $358 million including a redemption premium of $17 million and accrued interest of $9 million.
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
On November 21, 2014, Realogy Group issued $300 million of 5.25% Senior Notes in a private offering. The 5.25% Senior Notes are unsecured senior obligations that mature on December 1, 2021. Interest on 5.25% Senior Notes is payable semiannually on June 1 and December 1 of each year. The 5.25% Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The 5.25% Senior Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The Company used the net proceeds of $296 million from the offering, together with cash on hand, to redeem all of the remaining outstanding 7.875% First and a Half Lien Notes.
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
Other Debt Facilities
In June 2014, the Company entered into a three-year, unsecured letter of credit facility, which provides for the issuance of letters of credit required for general corporate purposes by the Company. In August 2014, the Company increased the capacity of the facility by $54 million to $81 million. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of December 31, 2014, $80 million of the facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program with an expiration date in June 2015. At December 31, 2014, Realogy Group has $255 million of outstanding borrowings under the facility with a total borrowing capacity of $325 million.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility (which was reduced from £35 million in August 2014) and a £5 million working capital facility, both of which expire in August 2015. There are $14 million of outstanding borrowings on the facilities at December 31, 2014. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes and the 9.00% First and a Half Lien Notes.
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

Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $286 million and $268 million of underlying relocation receivables and other related relocation assets at December 31, 2014 and 2013, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $6 million and $7 million for the year ended December 31, 2014 and 2013, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group’s relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.3% and 3.0% for the year ended December 31, 2014 and 2013, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions, note repurchases and note redemptions, the Company recorded a loss on the early extinguishment of debt of $47 million and wrote off deferred financing costs of $3 million to interest expense during the year ended December 31, 2014.
As a result of the repayment and refinancing transactions, note redemptions and note repurchases, the Company recorded a loss on the early extinguishment of debt of $68 million and wrote off deferred financing costs of $2 million to interest expense during the year ended December 31, 2013.
As a result of repayment and refinancing of certain of the Company's indebtedness in 2012, the Company recorded a loss on the early extinguishment of debt of $24 million during the year ended December 31, 2012.

9.	EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
At December 31, 2014 and 2013, the accumulated benefit obligation of this plan was $164 million and $147 million, respectively, and the fair value of the plan assets were $114 million and $113 million, respectively, resulting in an unfunded accumulated benefit obligation of $50 million and $34 million, respectively, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets. Participation in this plan was frozen as of July 1, 1997. The projected benefit obligation of this plan is equal to the accumulated benefit obligation as almost all of the employees participating in this plan are no longer accruing benefits.
The following tables show the changes in benefit obligation and plan assets for the defined benefit pension plan during the years ended:

	2014	2013
Change in benefit obligation
Benefit obligation at beginning of year	$147	$164
Interest cost	6	5
Actuarial loss (gain)	23	(14)
Net benefits paid	(12)	(8)
Benefit obligation at end of year	164	147
Change in plan assets
Fair value of plan assets at beginning of year	$113	$104
Actual return on plan assets	6	11
Employer contribution	7	6
Net benefits paid	(12)	(8)
Fair value of plan assets at end of year	114	113
Underfunded at end of year	$50	$34

The weighted average assumptions that were used to determine the Company’s benefit obligation and net periodic benefit cost for the following years ended December 31 are:

	2014	2013
Discount rate for year-end obligation	3.90%	4.40%
Discount rate for net periodic pension cost	4.40%	3.50%
Expected long-term return on assets for year-end obligation	6.75%	7.00%
Expected long-term return on assets for net periodic pension cost	7.00%	7.00%
Compensation increase	—	—
The net periodic pension benefit for 2014 was $1 million and is comprised of interest cost of approximately $6 million and the amortization of the actuarial net loss of $1 million offset by a benefit of $8 million for the expected return on assets. The net periodic pension cost for 2013 was less than $1 million and is comprised of interest cost of approximately $5 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $7 million for the expected return on assets. The estimated actuarial loss of approximately $2 million will be amortized from the accumulated other comprehensive income into net periodic pension cost in 2015.
Estimated future benefit payments as of December 31, 2014 are as follows:

Year	Amount
2015	$9
2016	9
2017	9
2018	10
2019	10
2020 through 2024	51
The minimum funding required during 2015 is estimated to be $7 million.
The amount in accumulated other comprehensive income not yet recognized as components of the periodic pension cost (benefit), net of tax is comprised of an actuarial loss of $35 million and $21 million as of December 31, 2014 and 2013, respectively. See Note 15 "Equity (Deficit)" for Changes in Accumulated Other Comprehensive Loss.
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
The following table presents the fair values of plan assets by category as of December 31, 2014:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity Securities:
U.S. large-cap funds	—	33	—	33
U.S. small-cap funds	—	9	—	9
International funds	—	22	—	22
Real estate fund	—	7	—	7
Fixed Income Securities:
Bond funds	—	42	—	42
Total	$1	$113	$—	$114

The following table presents the fair values of plan assets by category as of December 31, 2013:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity Securities:
U.S. large-cap funds	—	33	—	33
U.S. small-cap funds	—	9	—	9
International funds	—	23	—	23
Real estate fund	—	5	—	5
Fixed Income Securities:
Bond funds	—	40	—	40
Total	$3	$110	$—	$113
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2014 and 2013, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within Other non-current liabilities) was $8 million.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain eligible employees of the Company an opportunity to accumulate funds for retirement. In July 2010, the Company reinstated the Company match for a portion of the contributions made by participating employees. In May 2013, the Company increased the Company match of the contributions made by participating employees. The Company’s cost for contributions to this plan was $12 million, $10 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.

10.	INCOME TAXES
The components of pretax income (loss) for domestic and foreign operations consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
Domestic	$230	$192	$(513)
Foreign	4	9	12
Pretax income (loss)	$234	$201	$(501)
The components of income tax expense (benefit) consisted of the following:

	For the Year Ended December 31,
	2014	2013	2012
Current:
Federal	$5	$4	$—
State	1	—	(2)
Foreign	4	3	5
Total current	10	7	3
Deferred:
Federal	76	(241)	26
State	1	(8)	10
Total deferred	77	(249)	36
Income tax expense (benefit)	$87	$(242)	$39

A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 35% to the actual expense (benefit) was as follows:

	For the Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefits	5	2	(1)
Foreign rate differential	—	1	(1)
Permanent differences	2	(1)	1
Transaction costs	—	—	(20)
Net change in valuation allowance	(3)	(157)	(22)
Other	(2)	—	—
	37%	(120%)	(8%)
The Company’s combined federal, state and foreign effective income tax rate for 2013 and 2012 are not meaningful in these years since our net definite lived deferred tax assets were fully offset by a valuation allowance until 2013 when we substantially reversed the valuation allowance on our domestic deferred tax assets. The 2012 transaction costs reflect the impact of certain initial public offering related expenses, which were non-deductible for income tax purposes.
  Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, as of December 31, are as follows:

	2014	2013
Deferred income tax assets:
Net operating loss carryforwards	$810	$839
Tax credit carryforwards	17	5
Accrued liabilities	103	125
Minimum pension obligation	24	15
Provision for doubtful accounts	22	26
Liability for unrecognized tax benefits	8	8
Other	4	3
Total deferred tax assets	988	1,021
Less: valuation allowance	(10)	(16)
Total deferred income tax assets after valuation allowance	978	1,005

Deferred income tax liabilities:
Depreciation and amortization	1,122	1,118
Change in tax return accounting methods (1)	18	29
Prepaid expenses	2	2
Undistributed foreign earnings	6	7
Total deferred tax liabilities	1,148	1,156
Net deferred income tax liabilities	$(170)	$(151)
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

Current deferred tax assets and current deferred tax liabilities are netted by tax jurisdiction and non-current deferred tax assets and non-current deferred tax liabilities are netted by tax jurisdiction, and are included in the accompanying Consolidated Balance Sheets as follows:

	December 31,
	2014	2013
Deferred income taxes (current asset)	$180	$186
Deferred income taxes (non-current liability)	350	337
Net deferred income tax liabilities	$(170)	$(151)
As of December 31, 2014, the Company had gross federal and state net operating loss carryforwards of $2,048 million which is net of losses limited due to the October 2012 ownership change, losses related to excess tax benefits of share-based payments and unrecognized tax benefits. The federal net operating loss carryforwards expire between 2018 and 2033 and the state net operating loss carryforwards expire between 2015 and 2033.
The Company accounts for its deferred tax assets and liabilities related to excess tax benefits of share-based payments, based on the with-and-without method. Since October 2012, the Company generated $7 million of excess tax deductions related to share-based compensation which are not reflected in our NOL deferred tax assets. Equity will be increased by $3 million if and when such deferred tax assets are ultimately realized.
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
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2014, the Company’s gross liability for unrecognized tax benefits was $106 million, of which $59 million would affect the Company’s effective tax rate, if recognized.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  Tax returns for the 2006 through 2014 tax years remain subject to examination by federal and certain state tax authorities.  In significant foreign jurisdictions, tax returns for the 2008 through 2014 tax years generally remain subject to examination by their respective tax authorities.  The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recorded no change to interest expense for the year ended December 31, 2014, a reduction of interest expense of $2 million for the year ended December 31, 2013 and a reduction of interest expense of $1 million for the year ended December 31, 2012.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2012	$42
Gross increases—tax positions in prior periods	1
Gross decreases—tax positions in prior periods	(1)
Gross increases—tax positions in current period	76
Settlements	(1)
Reduction due to lapse of statute of limitations	(6)
Unrecognized tax benefits—December 31, 2012	111
Gross increases—tax positions in prior periods	7
Gross increases—tax positions in current period	3
Settlements	(3)
Reduction due to lapse of statute of limitations	(5)
Unrecognized tax benefits—December 31, 2013	113
Gross increases—tax positions in prior periods	1
Gross decreases—tax positions in prior periods	(8)
Gross increases—tax positions in current period	3
Settlements	(1)
Reduction due to lapse of statute of limitations	(2)
Unrecognized tax benefits—December 31, 2014	$106
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
Tax Sharing Agreement
Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of payments made to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Realogy, Wyndham Worldwide, Avis Budget or Travelport. With respect to any remaining residual legacy Cendant tax liabilities, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

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
2012 Restructuring Program
During 2012, the Company committed to various initiatives targeted principally at reducing costs, enhancing organizational efficiencies and consolidating existing facilities.  The Company incurred restructuring charges of $12 million in 2012. The Company Owned Real Estate Brokerage Services segment recognized $3 million of facility related expenses, $3 million of personnel related expenses and $1 million of expenses related to asset impairments. The Relocation Services segment recognized $3 million of facility related expenses. The Title and Settlement Services segment recognized $2 million of facility related expenses. At December 31, 2014, the Company had a remaining liability of $1 million.

12.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans available under which incentive equity awards such as non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and performance share units may be issued to employees, consultants or directors of Realogy.
Time vested options and restricted stock units granted under the plans generally vest ratably over a four-year period and have a ten-year contractual term. Restricted stock granted under the plans generally vest over a three-year period. Performance share units granted under the plans generally vest over a three-year period. In February 2014, the Company adopted a retirement provision for equity grants which provides for continued vesting of awards once an employee has attained the age of 65 years, or 55 years of age or older plus at least ten years of tenure with the Company provided they have been employed or provided services to the Company for one year following the date of grant.
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
The number of shares authorized for issuance under the plans are 9.6 million shares. As of December 31, 2014, the total number of shares available for future grant under the plans was 2.7 million shares.
Incentive Equity Awards Granted by Realogy Holdings
A summary of stock option unit activity for the year ended December 31, 2014 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2014	3.22	$28.04
Granted	0.32	43.44
Exercised (a) (b)	(0.26)	22.36
Forfeited/Expired	(0.06)	27.40
Outstanding at December 31, 2014 (c)	3.22	$30.02
_______________

(a)	The intrinsic value of options exercised during the year ended December 31, 2014 was $5 million.

(b)	Cash received from options exercised during the year ended December 31, 2014 was $6 million.

(c)	Options outstanding at December 31, 2014 had an intrinsic value of $55 million and have a weighted average remaining contractual life of 7.5 years.
The following table summarizes information regarding exercisable stock options as of December 31, 2014:

Range of Exercise Prices	Options Vested (a)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.00 to $50.00	1.40	$24.16	$27.5
$50.00 and above	0.09	$140.86	—

_______________

(a)	Exercisable stock options as of December 31, 2014 have a weighted average remaining contractual life of 6.9 years.
A summary of restricted stock, restricted stock unit and performance share unit activities for the year ended December 31, 2014 is presented below (number of shares in millions):

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Units	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2014	0.31	$35.21	0.43	$43.86	0.04	$43.93
Granted	—	—	0.52	46.86	0.33	46.93
Vested (a)	(0.22)	38.29	(0.18)	44.01	—	—
Forfeited/Expired	—	—	(0.03)	46.05	—	—
Nonvested at December 31, 2014	0.09	$27.14	0.74	$45.83	0.37	$46.63
_______________

(a)	The total fair value of restricted stock and restricted stock units which vested during the year ended December 31, 2014 was $9 million and $8 million, respectively.
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

	2014 Options	2013 Options	2012 Options
Weighted average grant date fair value	$18.35	$19.78	$11.18
Expected volatility	41.5%	43.6%	45.2%
Expected term (years)	6.25	6.25	6.18
Risk-free interest rate	1.4%	1.7%	1.0%
Dividend yield	—	—	—
Stock-Based Compensation Expense
As of December 31, 2014, there was $42 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of 1.3 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $41 million, $19 million and $5 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Phantom Value Plan
On January 5, 2011, the Board of Directors of Realogy Group approved the Realogy Group LLC Phantom Value Plan (the "Phantom Value Plan"), which was intended to provide certain of the Company's executive officers, with an incentive (the "Incentive Award") to remain in the service of the Company, increase interest in the success of Realogy and create the opportunity to receive compensation based upon Realogy’s success. On January 5, 2011, the Board of Directors of Realogy Group made initial grants of Incentive Awards in an aggregate amount of $22 million to certain executive officers of the Company. Under the Phantom Value Plan, each participant was eligible to receive a cash payment in the same proportion to his or her Incentive Award as the cash received by RCIV Holdings ("RCIV"), an affiliate of Apollo, upon the sale of shares of common stock bore to $1.338 billion (the face amount of the Realogy Group convertible debt issued to RCIV in January 2011 in exchange for debt it had previously purchased). The sale of shares by RCIV in the second and third quarter of 2013 triggered payments under the Phantom Value Plan.
All of the participants elected to receive their payments in shares of common stock and therefore received unrestricted shares of common stock equal to the dollar amount then due, plus restricted shares of such common stock equal to the amount then due multiplied by 0.15. The restricted shares of common stock vested based on the participants' continued employment, on the first anniversary of issuance. The Company recognized stock compensation expense of $2 million related to the issuance of restricted shares of common stock during the year ended December 31, 2014. The Company recognized stock compensation expense of $42 million related to the issuance of common stock and $5 million related to the issuance of restricted shares of common stock during the year ended December 31, 2013. No further expense will be recorded in connection with the Phantom Value Plan as the shares of restricted stock have fully vested.
13.    SEPARATION ADJUSTMENTS AND TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES
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
The due to former parent balance was $51 million and $63 million at December 31, 2014 and 2013, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

14.	COMMITMENTS AND CONTINGENCIES
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
On July 31, 2013, CBRBC filed a Demurrer with the Court seeking to dismiss the amended complaint.  The Demurrer asserted that the claims raised by the plaintiff were without basis under California law because the California Business and Professions Code sets out the applicable three-part test for classification of real estate sales associates as independent contractors and all elements of the test have been satisfied by CBRBC and the affiliated sales associates.  Plaintiff filed an Opposition on August 12, 2013 and a hearing was held on August 28, 2013.  The Court denied the Demurrer and stated that it would look to the more complex multi-factor common law test to determine whether the plaintiff was misclassified.  CBRBC filed a Petition for a Writ of Mandate with the California Court of Appeal seeking its discretionary review of that decision on September 30, 2013 and on November 8, 2013, the Court of Appeal denied the Petition.
On March 25, 2014, the Court denied plaintiff’s ex parte application which sought, in part, to invalidate for purposes of this litigation, arbitration clauses with class action waivers in independent contractor agreements executed by some putative members of the class following the commencement of the litigation.  Plaintiffs filed a Writ of Mandate with the California Court of Appeal seeking its discretionary review of the Court's decision to deny plaintiff's application.  On June 2, 2014, the Court of Appeal summarily denied the petition.  The case is now in the discovery phase.  The next case status conference is scheduled for March 2, 2015.
The case raises significant classification claims that potentially apply to the real estate industry in general and that have not been previously challenged in any significant manner in California or many other jurisdictions.  As with all class action litigation, the case is inherently complex and subject to many uncertainties.  We believe that CBRBC has properly classified the current and former affiliated sales associates.  There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies.  Given the stage of this case, the novel claims and issues presented and the great uncertainties regarding which sales associates, if any, may be part of a class if one is certified, we cannot estimate a range of reasonably potential losses for this litigation.  The Company believes it has complied with all applicable laws and regulations and will vigorously defend this action.
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at December 31, 2014 and 2013. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled $251 million and $271 million at December 31, 2014 and 2013, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2014 are as follows:

Year	Amount
2015	$143
2016	107
2017	83
2018	57
2019	42
Thereafter	157
$589
Capital lease obligations were $19 million, net of $1 million of imputed interest, at December 31, 2014 and $19 million, net of $2 million of imputed interest, at December 31, 2013.
The Company incurred rent expense of $166 million, $165 million and $164 million for the years ended December 31, 2014, 2013 and 2012, respectively.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2014 are approximately $77 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum licensing fee began in 2009 at $0.5 million and has increased to $4 million in 2014, where it will generally remain thereafter.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2014 are as follows:

Year	Amount
2015	$62
2016	20
2017	12
2018	8
2019	6
Thereafter	240
$348
Standard Guarantees/Indemnifications
In the ordinary course of business, the Company enters into numerous agreements that contain standard guarantees and indemnities whereby the Company indemnifies another party for breaches of representations and warranties. In addition, many of these parties are also indemnified against any third-party claim resulting from the transaction that is contemplated in the underlying agreement. Such guarantees or indemnifications are granted under various agreements, including those governing: (i) purchases, sales or outsourcing of assets or businesses, (ii) leases and sales of real estate, (iii) licensing of trademarks, (iv) use of derivatives, and (v) issuances of debt securities. The guarantees or indemnifications issued are for the benefit of the: (i) buyers in sale agreements and sellers in purchase agreements, (ii) landlords in lease contracts, (iii) franchisees in licensing agreements, (iv) financial institutions in derivative contracts, and (v) underwriters in issuances of securities. While some of these guarantees extend only for the duration of the underlying agreement, many survive the expiration of the term of the agreement or extend into perpetuity (unless subject to a legal statute of limitations). There are no specific limitations on the maximum potential amount of future payments that the Company could be required to make under these guarantees, nor is the Company able to develop an estimate of the maximum potential amount of future payments to be made under these guarantees as the triggering events are not subject to predictability. With respect to certain of the aforementioned guarantees, such as indemnifications of landlords against third-party claims for the use of real estate property leased by the Company, the Company maintains insurance coverage that mitigates any potential payments to be made.
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. The maximum potential amount of future payments that the Company would be required to make under such guarantees is approximately $6 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
Insurance and Self-Insurance
At December 31, 2014 and 2013, the Consolidated Balance Sheets include approximately $27 million and $31 million, respectively, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit and storage within the Relocation Services segment, and (iii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. The Company’s subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Group and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $21 million and $19 million at December 31, 2014 and 2013, respectively.

15.	EQUITY (DEFICIT)
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2012	$—	$(32)		$(32)
Other comprehensive income (loss) before reclassifications	3	(8)		(5)
Amounts reclassified from accumulated other comprehensive income	—	6	(3)	6
Income tax (expense) benefit	(1)	1		—
Current period change	2	(1)		1
Balance at December 31, 2012	2	(33)		(31)
Other comprehensive income before reclassifications	—	19		19
Amounts reclassified from accumulated other comprehensive income	—	2	(3)	2
Income tax expense	—	(9)		(9)
Current period change	—	12		12
Balance at December 31, 2013	2	(21)		(19)
Other comprehensive loss before reclassifications	(4)	(24)		(28)
Amounts reclassified from accumulated other comprehensive income	—	1	(3)	1
Income tax benefit	2	9		11
Current period change	(2)	(14)		(16)
Balance at December 31, 2014	$—	$(35)		$(35)
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

(2)	As of December 31, 2014, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.

(3)
These reclassifications include the amortization of actuarial loss to periodic pension cost of $1 million, $2 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively. These amounts were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.

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

Realogy Group Statements of Equity (Deficit) for the year ended December 31, 2014, December 31, 2013 and December 31, 2012
Total equity (deficit) for Realogy Group equals that of Realogy Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy Group for each of the three years ended December 31, 2014.

	Realogy Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity (Deficit)

	Shares	Amount
Balance at January 1, 2012	—	$—	$2,033	$(3,502)	$(32)	$2	$(1,499)
Net loss	—	—	—	(543)	—	3	(540)
Other comprehensive income	—	—	—	—	1	—	1
Contributions from Realogy Holdings	—	—	3,542	—	—	—	3,542
Stock-based compensation	—	—	17	—	—	—	17
Dividends	—	—	—	—	—	(2)	(2)
Balance at December 31, 2012	—	$—	$5,592	$(4,045)	$(31)	$3	$1,519
Net income	—	—	—	438	—	5	443
Other comprehensive income	—	—	—	—	12	—	12
Contributions from Realogy Holdings	—	—	5	—	—	—	5
Stock-based compensation	—	—	39	—	—	—	39
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2013	—	$—	$5,636	$(3,607)	$(19)	$3	$2,013
Net income	—	—	—	143	—	4	147
Other comprehensive income	—	—	—	—	(16)	—	(16)
Contributions from Realogy Holdings	—	—	6	—	—	—	6
Stock-based compensation	—	—	36	—	—	—	36
Dividends	—	—	—	—	—	(4)	(4)
Capital contributions from noncontrolling interests	—	—	—	—	—	1	1
Balance at December 31, 2014	—	$—	$5,678	$(3,464)	$(35)	$4	$2,183
16.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings per share is computed based on net income attributable to Realogy Holdings stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	For the Year Ended December 31,
(in millions, except shares and per share data)	2014	2013	2012
Net income (loss) attributable to Realogy Holdings shareholders	$143	$438	$(543)
Basic weighted average shares	146.0	145.4	37.7
Stock options, restricted stock, restricted stock units and performance share units (a) (b)	1.2	1.2	—
Weighted average diluted shares	147.2	146.6	37.7

Earnings (loss) per share:
Basic	$0.98	$3.01	$(14.41)
Diluted	$0.97	$2.99	$(14.41)

_______________

(a)	Excludes 3.3 million and 2.8 million of incentive equity awards for the year ended December 31, 2014 and 2013, respectively, that are anti-dilutive to the diluted earnings per share computation.

(b)
The Company was in a net loss position for the year ended December 31, 2012 and therefore the impact of stock options, restricted stock and restricted stock units were excluded from the computation of dilutive earnings (loss) per share because they were anti-dilutive.

17.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK	MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At December 31, 2014, the Company's primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on variable rate borrowings under the revolving and term loan facilities under the senior secured credit agreement. Given that borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. At December 31, 2014, the Company had variable interest rate long-term debt, which was based on LIBOR from the outstanding term loan of $1,887 million (the term loan facility is subject to a LIBOR floor of 0.75%), excluding $269 million of securitization obligations.
The Company has five interest rate swaps with an aggregate notional value of $1,025 million to manage a portion of the Company's exposure to changes in interest rate associated with our variable rate borrowings. The fixed interest rates on the swaps range from 2.24% to 2.89%. Although we have entered into these interest rate swaps, involving the exchange of floating for fixed rate interest payments, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2014. In addition, the fair value of the interest rate swaps is also subject to movements in LIBOR and will fluctuate in future periods.  The Company has recognized a liability of $40 million for the fair value of the interest rate swaps at December 31, 2014.  Therefore, an increase in the LIBOR yield curve could increase the fair value of the interest rate swaps and decrease interest expense.
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
As of December 31, 2014, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
The Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2014, NRT generated approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2013, NRT generated approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2012, NRT generated approximately 29% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida.

Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $27 million. As of December 31, 2013, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $28 million.
The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has five interest rate swaps with an aggregate notional value of $1,025 million to offset the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. In the third quarter of 2013, the Company entered into three new interest rate swaps, each with a notional value of $200 million, to commence in August 2015 and expire in August 2020. The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate swap contracts	Other non-current liabilities	$40	$18
The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		For the Year Ended December 31,
		2014	2013	2012
Interest rate swap contracts	Interest expense	$32	$(4)	$16
Foreign exchange contracts	Operating expense	(3)	—	1
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
The following table summarizes fair value measurements by level at December 31, 2014 for assets/liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$40	$—	$40
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2
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
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2014		December 31, 2013
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$—	$—	$—	$—
Term loan facility	1,871	1,834	1,887	1,906
7.625% First Lien Notes	593	633	593	664
7.875% First and a Half Lien Notes	—	—	700	765
9.00% First and a Half Lien Notes	196	215	225	260
3.375% Senior Notes	500	500	500	504
4.50% Senior Notes	450	449	—	—
5.25% Senior Notes	300	291	—	—
Securitization obligations	269	269	252	252
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

18.	SEGMENT INFORMATION
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

	Revenues (a) (b)
	For the Year Ended December 31,
	2014	2013	2012
Real Estate Franchise Services	$716	$690	$604
Company Owned Real Estate Brokerage Services	4,078	3,990	3,469
Relocation Services	419	419	423
Title and Settlement Services	398	467	421
Corporate and Other (c)	(283)	(277)	(245)
Total Company	$5,328	$5,289	$4,672
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $283 million for the year ended December 31, 2014, $277 million for the year ended December 31, 2013 and $245 million for the year ended December 31, 2012. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $42 million for the year ended December 31, 2014, $43 million for the year ended December 31, 2013 and $39 million for the year ended December 31, 2012. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a)
	For the Year Ended December 31,
	2014	2013	2012
Real Estate Franchise Services	$463	$448	$364
Company Owned Real Estate Brokerage Services	193	206	165
Relocation Services	102	104	103
Title and Settlement Services	36	50	38
Corporate and Other (b)	(107)	(155)	(473)
Total Company	$687	$653	$197
______________

(a)
Includes $47 million related to the loss on the early extinguishment of debt, $10 million of transaction and integration costs related to the ZipRealty acquisition and $2 million related to the Phantom Value Plan, partially offset by a net benefit of $10 million of former parent legacy items and the reversal of a prior year restructuring reserve of $1 million for the year ended December 31, 2014. Includes $68 million loss on the early extinguishment of debt, $47 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $4 million of former parent legacy items for the year ended December 31, 2013. Includes $361 million of IPO related costs (of which $256 million was non-cash and related to the issuance of additional shares and $105 million was a cash fee payment), $39 million expense for the Apollo management fee termination agreement, $24 million loss on early extinguishment of debt and $12 million of restructuring costs, partially offset by a net benefit of $8 million of former parent legacy items for the year ended December 31, 2012.

(b)	Includes the elimination of transactions between segments.

Provided below is a reconciliation of EBITDA to Net income (loss) attributable to Realogy Holdings and Realogy Group:

	For the Year Ended December 31,
	2014	2013	2012
EBITDA	$687	$653	$197

Less: Depreciation and amortization	190	176	173
Interest expense, net	267	281	528
Income tax (benefit) expense	87	(242)	39
Net income (loss) attributable to Realogy Holdings and Realogy Group	$143	$438	$(543)
Depreciation and Amortization

	For the Year Ended December 31,
	2014	2013	2012
Real Estate Franchise Services	$75	$75	$75
Company Owned Real Estate Brokerage Services	42	35	35
Relocation Services	43	44	45
Title and Settlement Services	15	11	10
Corporate and Other	15	11	8
Total Company	$190	$176	$173
Segment Assets

	As of December 31
	2014	2013
Real Estate Franchise Services	$4,592	$4,606
Company Owned Real Estate Brokerage Services	1,032	914
Relocation Services	1,165	1,174
Title and Settlement Services	311	320
Corporate and Other	438	312
Total Company	$7,538	$7,326
Capital Expenditures

	For the Year Ended December 31,
	2014	2013	2012
Real Estate Franchise Services	$10	$6	$6
Company Owned Real Estate Brokerage Services	33	29	21
Relocation Services	9	6	8
Title and Settlement Services	8	11	10
Corporate and Other	11	10	9
Total Company	$71	$62	$54

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2014
Net revenues	$5,201	$127	$5,328
Total assets	7,453	85	7,538
Net property and equipment	232	1	233
On or for the year ended December 31, 2013
Net revenues	$5,167	$122	$5,289
Total assets	7,232	94	7,326
Net property and equipment	204	1	205
On or for the year ended December 31, 2012
Net revenues	$4,546	$126	$4,672
Total assets	7,344	101	7,445
Net property and equipment	187	1	188

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for 2014 and 2013.

	2014
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$144	$196	$199	$177
Company Owned Real Estate Brokerage Services	750	1,182	1,175	971
Relocation Services	86	107	125	101
Title and Settlement Services	81	108	111	98
Other (a)	(54)	(81)	(79)	(69)
	$1,007	$1,512	$1,531	$1,278
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$61	$117	$118	$91
Company Owned Real Estate Brokerage Services	(28)	78	77	15
Relocation Services	(3)	16	37	13
Title and Settlement Services	(8)	14	11	6
Other	(99)	(109)	(76)	(106)
	$(77)	$116	$167	$19

Net income (loss) attributable to Realogy Holdings and Realogy Group	$(46)	$68	$100	$21
Income (loss) per share attributable to Realogy Holdings (c):
Basic income (loss) per share	$(0.32)	$0.47	$0.68	$0.14
Diluted income (loss) per share	$(0.32)	$0.46	$0.68	$0.14
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	A loss on the early extinguishment of debt of $10 million in the first quarter, $17 million in the second quarter, and $20 million in the fourth quarter;

•	Former parent legacy cost (benefit) of $1 million, $(2) million and $(9) million in the first, third and fourth quarters, respectively; and

•	Reversal of prior year restructuring reserve of $1 million in the third quarter.

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

	2013
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$135	$193	$193	$169
Company Owned Real Estate Brokerage Services	686	1,182	1,178	944
Relocation Services	87	108	127	97
Title and Settlement Services	100	130	134	103
Other (a)	(51)	(80)	(79)	(67)
	$957	$1,533	$1,553	$1,246
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$53	$114	$114	$91
Company Owned Real Estate Brokerage Services	(25)	81	79	12
Relocation Services	—	17	35	13
Title and Settlement Services	3	18	14	6
Other	(107)	(148)	(127)	(68)
	$(76)	$82	$115	$54

Net income (loss) attributable to Realogy Holdings and Realogy Group	$(75)	$84	$109	$320
Income (loss) per share attributable to Realogy Holdings (c):
Basic income (loss) per share	$(0.52)	$0.58	$0.75	$2.20
Diluted income (loss) per share	$(0.52)	$0.57	$0.74	$2.18
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	A loss on the early extinguishment of debt of $3 million in the first quarter, $43 million in the second quarter, and $22 million in the third quarter;

•	Former parent legacy cost (benefit) of $1 million, $(2) million, $1 million and $(4) million in the first, second, third and fourth quarters, respectively; and

•	Restructuring charges of $4 million in the second quarter.

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

3.1	Third Amended and Restated Certificate of Incorporation of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Registrants' Current Report on Form 8-K filed on May 5, 2014).

3.2
Third Amended and Restated Bylaws of Realogy Holdings Corp., as amended by the Board of Directors, effective November 4, 2014 (Incorporated by reference to Exhibit 3.1 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2014).

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

4.2
Supplemental Indenture No. 1 dated as of October 11, 2012 to the First Lien Note Indenture (Incorporated by reference to Exhibit 4.3 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.3
Supplemental Indenture No. 2 dated as of August 12, 2014 to the First Lien Note Indenture (Incorporated by reference to Exhibit 4.3 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.4
Supplemental Indenture No. 3 dated as of August 15, 2014 to the First Lien Note Indenture (Incorporated by reference to Exhibit 4.4 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.5*	Supplemental Indenture No. 4 dated as of November 10, 2014 to the First Lien Note Indenture.

4.6*	Supplemental Indenture No. 5 dated as of January 2, 2015 to the First Lien Note Indenture.

4.7	Form of 7.625% Senior Secured First Lien Notes due 2020 (Incorporated by reference to Exhibit 4.80 to Registrants' Form 10-K for the year ended December 31, 2011).

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

4.9
Supplemental Indenture No. 1 dated as of October 11, 2012 to the 9.000% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.4 to Registrants' Form 10-Q for the three months ended September 30, 2012).

4.10
Supplemental Indenture No. 2 dated as of August 12, 2014 to the 9.000% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.5 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.11
Supplemental Indenture No. 3 dated as of August 15, 2014 to the 9.000% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.6 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.12*	Supplemental Indenture No. 4 dated as of November 10, 2014 to the 9.000% Senior Secured Note Indenture.

4.13*	Supplemental Indenture No. 5 dated as of January 2, 2015 to the 9.000% Senior Secured Note Indenture.

4.14	Form of 9.000% Senior Secured First Lien Notes due 2020 (Incorporated by reference to Exhibit 4.82 to Registrants' Form 10-K for the year ended December 31, 2011).

4.15
Indenture, dated as of April 26, 2013, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp. (f/k/a The Sunshine Group (Florida) Ltd. Corp.), as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein) , and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 3.375% Senior Notes due 2016 (the "3.375% Senior Note Indenture") (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

4.16
Supplemental Indenture No. 1 dated as of August 12, 2014 to the 3.375% Senior Note Indenture (Incorporated by reference to Exhibit 4.7 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.17
Supplemental Indenture No. 2 dated as of August 15, 2014 to the 3.375% Senior Note Indenture (Incorporated by reference to Exhibit 4.8 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.18*	Supplemental Indenture No. 3 dated as of November 10, 2014 to the 3.375% Senior Note Indenture.

4.19*	Supplemental Indenture No. 4 dated as of January 2, 2015 to the 3.375% Senior Note Indenture.

4.20	Form of 3.375% Senior Notes due 2016 (included in the 3.375% Senior Notes Indenture filed as Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

4.21
Indenture, dated as of April 2, 2014, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 4.500% Senior Notes due 2019 (the "4.500% Senior Note Indenture") (Incorporated by reference to Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2014).

4.22
Supplemental Indenture No. 1 dated as of August 12, 2014 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.9 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.23
Supplemental Indenture No. 2 dated as of August 15, 2014 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.10 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.24*	Supplemental Indenture No. 3 dated as of November 10, 2014 to the 4.500% Senior Note Indenture.

4.25*	Supplemental Indenture No. 4 dated as of January 2, 2015 to the 4.500% Senior Note Indenture.

4.26	Form of 4.500% Senior Notes due 2019 (included in the 4.500% Senior Note Indenture filed as Exhibit 4.1 filed to the Registrants' Form 10-Q for the three months ended March 31, 2014).

4.27*
Indenture, dated as of November 21, 2014, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.250% Senior Notes due 2021 (the "5.250% Senior Note Indenture").

Exhibit	Description

4.28*	Supplemental Indenture No. 1 dated as of January 2, 2015 to the 5.250% Senior Note Indenture.

4.29*	Form of 5.250% Senior Notes due 2021 (included in the 5.250% Senior Note Indenture filed as Exhibit 4.27 hereto).

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

10.4
First Amendment, dated as of March 10, 2014, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders from time to time party thereto, JPMorgan Chase Bank, N.A., as administrative agent, and the other agents parties thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 10, 2014).

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

10.7
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

10.8
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

10.9
Amended and Restated Intercreditor Agreement, dated as of February 2, 2012, among JPMorgan Chase Bank, N.A., as Administrative Agent for the First Lien Senior Priority Secured Parties under the Credit Agreement (as each term is defined below), The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the First Lien Junior Priority Secured Parties under the 7.785% Senior Secured Indenture dated February 3, 20111, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the First Lien Senior Priority Secured Parties under the First Lien Note Indenture, The Bank of New York Mellon Trust Company, N.A., as Collateral Agent for the First Lien Junior Priority Secured Parties under the 9.000% Senior Secured Notes Indenture, Realogy Group LLC (f/k/a Realogy Corporation) and each of the other Loan Parties party thereto (Incorporated by reference as Exhibit 10.14 to Registrants' Form 10-K for the year ended December 31, 2011).

Exhibit	Description

10.10**
Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Richard A. Smith (Incorporated by reference to Exhibit 10.19 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.11**
Amendment to Employment Agreement dated September 10, 2012, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed September 14, 2012).

10.12**
Amendment to Employment Agreement dated November 1, 2013, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended September 30, 2013).

10.13**
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

10.15**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.21 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.16**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.17**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Bruce G. Zipf (Incorporated by reference to Exhibit 10.22 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.18**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Bruce G. Zipf (Incorporated by reference to Exhibit 10.3 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.19**	Realogy Holdings Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.20**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time and performance vesting options (Incorporated by reference to Exhibit 10.14 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Registration Statement on Form S-4 (File No. 333-148153)).

10.21**
Form of Restricted Stock Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.22**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time-vesting options (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.23
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

Exhibit	Description

10.24
Amendment No. 1 to the Amended and Restated Investor and Securityholders Agreement, dated as of January 5, 2011, by and among Realogy Holdings Corp. (f/k/a Domus Holdings Corp.), Realogy Group LLC (f/k/a Realogy Corporation), Paulson and Co. Inc. on behalf of the several investment funds and accounts managed by it, and the Apollo Holders (as defined therein) (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended June 30, 2013).

10.25**	Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.26* **	Amendment No. 1 dated November 4, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan.

10.27* **	Amendment No. 2 dated December 11, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan.

10.28**	Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.29* **	Amendment No. 1 dated November 4, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan.

10.30* **	Amendment No. 2 dated December 11, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan.

10.31+
Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.26 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2009).

10.32
Amendment No. 1 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of April 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.33
Amendment No. 2 to the Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC, dated as of March 31, 2006, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.10(b) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.34++
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

10.35
Amendment No. 1 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.11(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.36
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

10.37
Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

Exhibit	Description

10.38
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

10.41
Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Group LLC's (f/k/a Realogy Corporation's) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.42
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

10.43
Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).

10.44
First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.45
Guaranty dated November 23, 2011, by Realogy Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).

10.46
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

10.47
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

10.48
Amendment dated June 13, 2014 to the Note Purchase Agreement dated as of December 14, 2011, by and among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the managing agents, committed purchasers and conduit purchasers named therein, and Crédit Agricole Corporate and Investment Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrants' Form 10-Q for the three months ended September 30, 2014).

10.49*
Amendment dated November 10, 2014 to the Note Purchase Agreement dated as of December 14, 2011, by and among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the managing agents, committed p

Exhibit	Description

urchasers and conduit purchasers named therein, and Crédit Agricole Corporate and Investment Bank, as administrative agent.

10.50
Series 2011-1 Indenture Supplement, dated as of December 16, 2011, between Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar (Incorporated by reference to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2011).

10.51**
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

10.53**
Form of Option Agreement for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.51 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.54**
Restricted Stock Award for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.52 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.55**	Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.4 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.56**	Amendment No. 1 to Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.69 to Registrants' Form 10-K for the year ended December 31, 2011).

10.57**
Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan (Incorporated by reference to Exhibit 10.70 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.58**	Amendment No. 1 to Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan (Incorporated by reference to Exhibit 10.71 to Registrants' Form 10-K for the year ended December 31, 2011).

10.59**	Amendment No. 2 dated April 9, 2013 to Realogy Group LLC Phantom Value Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.60
Agreement dated July 15, 2010, between Realogy Group LLC (f/k/a Realogy Corporation) and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Current Report on Form 8-K filed on July 20, 2010).

10.61**	Amended and Restated Realogy 2012 Executive Incentive Plan (Incorporated by reference to Exhibit 10.56 to Registrants' Form 10-K for the year ended December 31, 2012).

10.62**	Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Realogy Holdings Corp.'s Registration Statement on Form S-8 filed on October 12, 2012).

10.63**	Revised Form of Stock Option Agreement under 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2013).

10.64**	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.83 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.65**
Revised Form of Employee Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.63 to Registrants' Form 10-K for the year ended December 31, 2013).

Exhibit	Description

10.66**
Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three months ended June 30, 2013).

10.67**
Form of NEO 2014 Performance Share Unit Notice of Grant and Performance Share Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.65 to Registrants' Form 10-K for the year ended December 31, 2013).

10.68* **	Updated Form of NEO Performance Share Unit Notice of Grant and Performance Share Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan.
10.69* ** Form of NEO Performance Restricted Stock Unit Notice of Grant and Performance Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan.

10.70**	Realogy Holdings Corp. 2012 Short-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.71	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.72**	2013 Short-Term Realogy Executive Incentive Plan Design (Incorporated by reference to Exhibit 10.65 to Registrants' Form 10-K for the year ended December 31, 2012).

21.1*	Subsidiaries of Realogy Holdings Corp. and Realogy Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this Form 10-K).

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

**	Compensatory plan or arrangement.

Exhibit	Description

^	Furnished electronically with this report.

+
Confidential treatment has been requested for certain portions of this Exhibit, which was filed as Exhibit 10.26 to Realogy Group LLC''s (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009 (the "Realogy Group LLC 2009 Form 10-K"). The Exhibit was also filed as Exhibit 10.38 to Realogy Holdings Corp. (f/k/a Domus Holdings Corp.) Registration Statement on Form S-1 by incorporating by reference Exhibit 10.26 to the Realogy Group LLC 2009 Form 10-K. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

++
Confidential treatment has been requested for certain portions of this Exhibit, which was filed as Exhibit 10.29 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2009. The Exhibit was also filed as Exhibit 10.41 to Realogy Holdings Corp. (f/k/a Domus Holdings Corp.) Registration Statement on Form S-1 by incorporating by reference Exhibit 10.29 to the Realogy Group LLC 2009 Form 10-K. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2014, 2013 AND 2012
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2014	$36	$4	$—	$(13)	$27
Year ended December 31, 2013	50	1	—	(15)	36
Year ended December 31, 2012	63	(3)	—	(10)	50

Reserve for development advance notes, short term (b)
Year ended December 31, 2014	$1	$—	$—	$(1)	$—
Year ended December 31, 2013	1	—	—	—	1
Year ended December 31, 2012	1	—	—	—	1

Reserve for development advance notes, long term
Year ended December 31, 2014	$1	$—	$—	$—	$1
Year ended December 31, 2013	3	(2)	—	—	1
Year ended December 31, 2012	5	(1)	—	(1)	3

Deferred tax asset valuation allowance
Year ended December 31, 2014	$16	$—	$—	$(6)	$10
Year ended December 31, 2013	357	—	—	(341)	16
Year ended December 31, 2012	338	19	—	—	357
_______________

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.

(b)	Short-term development advance notes and related reserves are included in Trade Receivables in the Consolidated Balance Sheets.