Form 10-Q
period 2015-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2015-05-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,529,900 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of April 30, 2015.
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

•
our inability to renew existing franchise agreements at current royalty rates or at all, or to maintain or enhance our value proposition to franchisees, including but not limited to our ability to successfully develop, license and scale our ZAPSM technology to our franchisees;

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

•
competition in our existing and future lines of business whether through traditional competitors or competitors with alternative business models, as well as competition for our independent sales associates;

•	loss or attrition among our senior executives or other key employees could adversely affect our financial performance;

•
our failure to comply with laws, regulations and regulatory interpretations and any changes in laws, regulations and regulatory interpretations, including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales associates to employee status for prior and future periods, the application of wage and hour regulations and the provision of employee benefits mandated by law; and (2) challenges to certain of our business arrangements under the Real Estate Settlement Procedures Act or state consumer protection or similar laws;

•	any adverse resolution of litigation, governmental or regulatory proceedings or arbitration awards;

•	the general impact of emerging technologies on our business;

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

•	risks relating to our ability to refinance our indebtedness or incur additional debt;

•	changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits or the loss of a significant Affinity client;

•	an increase in the claims rate of our title underwriter and an increase in mortgage rates could adversely impact the revenue stream of our title and settlement services segment;

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

•
any remaining resolutions or outcomes with respect to Cendant Corporation's contingent liabilities under the Separation and Distribution Agreement and the Tax Sharing Agreement (each as defined in our Annual Report on Form 10-K for the year ended December 31, 2014), including any adverse impact on our future cash flows; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under the headings "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2014 (the "2014 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with considering any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2015 and March 31, 2014 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and March 31, 2014. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 4, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of March 31, 2015, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2015 and March 31, 2014 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2015 and March 31, 2014. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2014, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 26, 2015, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2014, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 4, 2015

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues
Gross commission income	$781	$738
Service revenue	171	165
Franchise fees	67	63
Other	43	41
Net revenues	1,062	1,007
Expenses
Commission and other agent-related costs	530	500
Operating	342	336
Marketing	56	51
General and administrative	78	70
Former parent legacy costs (benefit), net	—	1
Depreciation and amortization	46	46
Interest expense, net	68	70
Loss on the early extinguishment of debt	—	10
Total expenses	1,120	1,084
Loss before income taxes, equity in earnings and noncontrolling interests	(58)	(77)
Income tax benefit	(24)	(34)
Equity in (earnings) losses of unconsolidated entities	(2)	3
Net loss	(32)	(46)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(32)	$(46)

Loss per share attributable to Realogy Holdings:
Basic loss per share	$(0.22)	$(0.32)
Diluted loss per share	$(0.22)	$(0.32)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	146.3	145.8
Diluted	146.3	145.8

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Net loss	$(32)	$(46)
Currency translation adjustment	(2)	1
Other comprehensive (loss) income, before tax	(2)	1
Income tax expense (benefit) related to items of other comprehensive income (loss) amounts	—	—
Other comprehensive (loss) income, net of tax	(2)	1
Comprehensive loss	(34)	(45)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(34)	$(45)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$184	$313
Trade receivables (net of allowance for doubtful accounts of $26 and $27)	127	116
Relocation receivables	329	297
Deferred income taxes	190	180
Other current assets	122	120
Total current assets	952	1,026
Property and equipment, net	228	233
Goodwill	3,477	3,477
Trademarks	736	736
Franchise agreements, net	1,478	1,495
Other intangibles, net	332	341
Other non-current assets	229	230
Total assets	$7,432	$7,538
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$117	$128
Securitization obligations	250	269
Due to former parent	46	51
Current portion of long-term debt	19	19
Accrued expenses and other current liabilities	380	411
Total current liabilities	812	878
Long-term debt	3,887	3,891
Deferred income taxes	332	350
Other non-current liabilities	243	236
Total liabilities	5,274	5,355
Commitments and contingencies (Notes 7 and 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2015 and December 31, 2014	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,527,947 shares outstanding at March 31, 2015 and 146,382,923 shares outstanding at December 31, 2014	1	1
Additional paid-in capital	5,687	5,677
Accumulated deficit	(3,496)	(3,464)
Accumulated other comprehensive loss	(37)	(35)
Total stockholders' equity	2,155	2,179
Noncontrolling interests	3	4
Total equity	2,158	2,183
Total liabilities and equity	$7,432	$7,538

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2015	2014
Operating Activities
Net loss	$(32)	$(46)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	46
Deferred income taxes	(28)	(38)
Amortization of deferred financing costs and discount on unsecured notes	4	4
Non-cash portion of the loss on the early extinguishment of debt	—	4
Equity in (earnings) losses of unconsolidated entities	(2)	3
Stock-based compensation	11	9
Mark-to-market adjustments on derivatives	13	8
Other adjustments to net loss	(1)	1
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(12)	(10)
Relocation receivables	(33)	(7)
Other assets	(4)	(5)
Accounts payable, accrued expenses and other liabilities	(40)	(79)
Due to former parent	(5)	—
Dividends received from unconsolidated entities	1	—
Taxes paid related to net share settlement for stock-based compensation	(3)	—
Other, net	1	—
Net cash used in operating activities	(84)	(110)
Investing Activities
Property and equipment additions	(19)	(13)
Payments for acquisitions, net of cash acquired	—	(23)
Change in restricted cash	2	4
Other, net	1	(5)
Net cash used in investing activities	(16)	(37)
Financing Activities
Net change in revolving credit facilities	—	145
Repayments of term loan facility	(5)	(4)
Repurchases of First and a Half Lien Notes	—	(44)
Net change in securitization obligations	(18)	(58)
Debt transaction costs	—	(1)
Proceeds from exercise of stock options	1	1
Other, net	(6)	(9)
Net cash (used in) provided by financing activities	(28)	30
Effect of changes in exchange rates on cash and cash equivalents	(1)	—
Net decrease in cash and cash equivalents	(129)	(117)
Cash and cash equivalents, beginning of period	313	236
Cash and cash equivalents, end of period	$184	$119
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $1 for both periods presented)	$57	$88
Income tax payments, net	1	2

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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of March 31, 2015 and the results of operations and comprehensive loss for the three months ended March 31, 2015 and 2014 and cash flows for the three months ended March 31, 2015 and 2014. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K for the year ended December 31, 2014.
The Condensed Consolidated Financial Statements as of March 31, 2015 and for the three-month periods ended March 31, 2015 and 2014 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated May 4, 2015, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
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
The following table summarizes fair value measurements by level at March 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$52	$—	$52
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2
The following table summarizes fair value measurements by level at December 31, 2014 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$40	$—	$40
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2015		December 31, 2014
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$—	$—	$—	$—
Term loan facility	1,867	1,867	1,871	1,834
7.625% First Lien Notes	593	637	593	633
9.00% First and a Half Lien Notes	196	213	196	215
3.375% Senior Notes	500	503	500	500
4.50% Senior Notes	450	456	450	449
5.25% Senior Notes	300	306	300	291
Securitization obligations	250	250	269	269
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans and Transactions with PHH Corporation
The Company owns 49.9% of PHH Home Loans, which was created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. The Company has an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $1 million for the three months ended March 31, 2015 and 2014. In addition, the Company recorded equity earnings related to its investment in PHH Home Loans of $2 million for the three months ended March 31, 2015 and equity losses related to its investment in PHH Home Loans of $3 million for the three months ended March 31, 2014. The Company received no cash dividends from PHH Home Loans during the three months ended March 31, 2015 and 2014.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was a benefit of $24 million and $34 million for the three months ended March 31, 2015 and 2014, respectively.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $19 million. As of December 31, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $27 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate swap contracts	Other non-current liabilities	$52	$40
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended March 31,
		2015	2014
Interest rate swap contracts	Interest expense	$14	$8
Foreign exchange contracts	Operating expense	(1)	—
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $8 million and $10 million at March 31, 2015 and December 31, 2014, respectively and are included within Other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the three months ended March 31, 2015 included $2 million in capital lease additions, which resulted in non-cash additions to fixed assets and other long-term liabilities.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended March 31, 2015 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million offset by a benefit of $2 million for the expected return on assets. The net periodic pension benefit for the three months ended March 31, 2014 was less than $1 million and was comprised of a benefit of $2 million for the expected return on assets offset by interest cost and amortization of actuarial loss of $2 million.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In May 2014, the FASB and IASB issued a converged standard on revenue recognition that will have an effect on most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard, as initially released, would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption would not be permitted. In April 2015, the FASB issued a proposal to defer the effective date of the new revenue standard. The proposal, if adopted, would result in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017 and would allow entities to adopt one year earlier if they so elect. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

2.	ACQUISITIONS
2015 Acquisitions
See Note 11, "Subsequent events", for information on 2015 acquisitions subsequent to March 31, 2015.
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
During the year ended December 31, 2014, in addition to the ZipRealty acquisition discussed above, the Company acquired sixteen real estate brokerage and property management operations through its wholly owned subsidiary, NRT, for cash consideration of $44 million and established $19 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $45 million, trademarks of $4 million, pendings and listings of $4 million, other intangibles of $8 million, other assets of $3 million and other liabilities of $1 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2014	$3,315	$905	$641	$402	$5,263
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2014	2,292	747	360	78	3,477
Goodwill acquired	—	—	—	—	—
Balance at March 31, 2015	$2,292	$747	$360	$78	$3,477
Intangible assets are as follows:

	As of March 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$541	$1,478	$2,019	$524	$1,495
Unamortizable—Trademarks (b)	$736		$736	$736		$736
Other Intangibles
Amortizable—License agreements (c)	$45	$8	$37	$45	$7	$38
Amortizable—Customer relationships (d)	530	263	267	530	256	274
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Pendings and listings (f)	—	—	—	2	2	—
Amortizable—Other (g)	25	7	18	25	6	19
Total Other Intangibles	$610	$278	$332	$612	$271	$341
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

(d)
Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment and the Real Estate Franchise Services segment. These relationships are being amortized over a period of 2 to 20 years.

(e)
Primarily relates to the Texas American Title Company title plant shares. Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2015	2014
Franchise agreements	$17	$17
License agreements	1	—
Customer relationships	7	9
Pendings and listings	—	3
Other	1	—
Total	$26	$29
Based on the Company’s amortizable intangible assets as of March 31, 2015, the Company expects related amortization expense for the remainder of 2015, the four succeeding years and thereafter to be approximately $75 million, $98 million, $94 million, $93 million, $92 million and $1,348 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2015	December 31, 2014
Accrued payroll and related employee costs	$91	$120
Accrued volume incentives	26	32
Accrued commissions	27	21
Deferred income	70	73
Accrued interest	40	44
Other	126	121
	$380	$411

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	1,867	1,871
7.625% First Lien Notes	593	593
9.00% First and a Half Lien Notes	196	196
3.375% Senior Notes	500	500
4.50% Senior Notes	450	450
5.25% Senior Notes	300	300
Total Short Term & Long Term Debt	$3,906	$3,910
Securitization Obligations:
Apple Ridge Funding LLC	$240	$255
Cartus Financing Limited	10	14
Total Securitization Obligations	$250	$269
Indebtedness Table
As of March 31, 2015, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,882	1,867	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300	—
Securitization obligations: (4)
Apple Ridge Funding LLC		June 2015	325	240	85
Cartus Financing Limited (5)		August 2015	37	10	27
Total (6)			$4,758	$4,156	$587
_______________

(1)	On April 30, 2015, the Company had $93 million outstanding borrowings on the revolving credit facility, leaving $382 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,882 million term loan, less a discount of $15 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £20 million facility and a £5 million working capital facility.

(6)
Not included in this table, the Company had $125 million of outstanding letters of credit at March 31, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $72 million was under the unsecured letter of credit facility with a rate of 3.0%.

Maturities Table
As of March 31, 2015, the combined aggregate amount of maturities for long-term borrowings, excluding securitizations, for the remainder of 2015 and each of the next four years is as follows:

Year	Amount
Remaining 2015	$14
2016	519
2017	19
2018	19
2019	469
Senior Secured Credit Facility
The senior secured credit agreement, as amended (the "Amended and Restated Credit Agreement") provides for:

(a)
a term loan facility initially issued in the aggregate principal amount of $1,905 million with a maturity date of March 5, 2020. The term loan facility has quarterly amortization payments totaling 1% per annum of the $1,905 million of term loan principal. The interest rate with respect to the term loan is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%); and

(b)
a $475 million revolving credit facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. The interest rate with respect to revolving loans under the revolving credit facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.

The Amended and Restated Credit Agreement provides for a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. The synthetic letter of credit facility has quarterly amortization payments totaling 1% per annum of the principal amount of the synthetic letter of credit facility outstanding with the balance payable upon the final maturity date. As of March 31, 2015, the capacity under the synthetic letter of credit facility was $55 million and the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, in certain circumstances, not to exceed 4.75 to 1.00. Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations. At March 31, 2015, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however the Company has continued to calculate the senior secured leverage ratio. At March 31, 2015, Realogy Group’s senior secured leverage ratio was 2.96 to 1.00.

First Lien Notes
The First Lien Notes are senior secured obligations of Realogy Group and mature on January 15, 2020. The First Lien Notes bear interest at a rate of 7.625% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First and a Half Lien Notes. The priority of the collateral liens securing the First Lien Notes is (i) equal to the collateral liens securing the Company's first lien obligations under the Senior Secured Credit Facility and (ii) senior to the collateral liens securing the Company’s other secured obligations not secured by a first priority lien, including the First and a Half Lien Notes.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group and mature in January 2020. The First and a Half Lien Notes bear interest at a rate of 9.00% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the First Lien Notes. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and the First Lien Notes.
Unsecured Notes
The 3.375% Senior Notes, 4.50% Senior Notes and 5.25% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on May 1, 2016, April 15, 2019 and December 1, 2021, respectively. Interest on the Unsecured Notes is payable each year semiannually on May 1 and November 1 for the 3.375% Senior Notes, April 15 and October 15 for the 4.50% Senior Notes and June 1 and December 1 for the 5.25% Senior Notes. The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The Unsecured Notes are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Other Debt Facilities
The Company has entered into an unsecured letter of credit facility with $81 million of capacity to provide for the issuance of letters of credit required for general corporate purposes by the Company. $27 million of capacity of the unsecured letter of credit facility expires in June 2017 and the remaining $54 million expires in August 2017. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of March 31, 2015, $72 million of the facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program with an expiration date in June 2015. At March 31, 2015, Realogy Group has $240 million of outstanding borrowings under the facility with a total borrowing capacity of $325 million.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2015. There are $10 million of outstanding borrowings on the facilities at March 31, 2015. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes and the First and a Half Lien Notes.

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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $332 million and $286 million of underlying relocation receivables and other related relocation assets at March 31, 2015 and December 31, 2014, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million for the three months ended March 31, 2015 and 2014. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.2% and 2.9% for the three months ended March 31, 2015 and 2014, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing activity and repurchases of debt during the first quarter 2014, the Company recorded a loss on the early extinguishment of debt of $10 million during the three months ended March 31, 2014.

6.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans available under which incentive equity awards such as non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and performance share units may be issued to employees, consultants or directors of Realogy.
Consistent with the 2014 long-term incentive equity awards, the 2015 awards include a mix of performance share unit awards ("PSUs"), restricted stock units (performance restricted stock units for the CEO and direct reports) and options.
The 2015 PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2017. There are two PSU awards, one, based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the SPDR S&P Homebuilders Index ("XHB") (the "RTSR award"), and the other based upon the achievement of cumulative free cash flow goals. The number of shares that may be issued under the PSUs is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award). The shares earned will be distributed in early 2018.
The restricted stock units vest over three years, with 33.33% vesting on each anniversary of the grant date. Time-vesting of performance restricted stock units for the CEO and direct reports is conditioned upon achievement of a minimum EBITDA performance goal for 2015.
The stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of our common stock on the date of grant.
The total number of shares authorized for issuance under the plans is 9.6 million shares. As of March 31, 2015, the total number of shares available for future grants under the plans was 1.3 million shares.

The fair value of restricted stock, restricted stock units and performance share units without a market condition have a fair value equal to the closing sale price of our common stock on the date of grant. The fair value of the RTSR PSU award was estimated on the date of grant using the Monte Carlo Simulation method utilizing the following assumptions. Expected volatility was based on historical volatilities of the Company and select comparable companies.

2015 RTSR PSU
Grant date fair value	$41.13
Expected volatility	25.1%
Volatility of XHB	21.1%
Correlation coefficient	0.57
Risk-free interest rate	1.0%
Dividend yield	—
A summary of restricted stock, restricted stock unit and performance share unit activities for the three months ended March 31, 2015 is presented below (number of shares in millions):

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Units (b)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	0.09	$27.14	0.74	$45.83	0.37	$46.63
Granted	—	—	0.58	46.46	0.41	44.71
Vested (a)	—	—	(0.15)	47.49	—	—
Forfeited	—	—	—	—	—	—
Unvested at March 31, 2015	0.09	$27.14	1.17	$45.93	0.78	$45.62
______________

(a)	The total fair value of restricted stock units which vested during the three months ended March 31, 2015 was $7 million.

(b)	The PSU amounts in the table are shown at the target amount of the award.
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

2015 Options
Grant date fair value	$17.68
Expected volatility	36.1%
Expected term (years)	6.25
Risk-free interest rate	1.6%
Dividend yield	—
A summary of stock option unit activity for the three months ended March 31, 2015 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	3.22	$30.02
Granted	0.17	46.47
Exercised (a) (b)	(0.05)	22.89
Forfeited/Expired	(0.01)	23.59
Outstanding at March 31, 2015 (c)	3.33	$30.99

______________

(a)	The intrinsic value of options exercised during the three months ended March 31, 2015 was $1 million.

(b)	Cash received from options exercised during the three months ended March 31, 2015 was $1 million.

(c)	Options outstanding at March 31, 2015 have an intrinsic value of $57 million and have a weighted average remaining contractual life of 7.4 years.
Stock-Based Compensation Expense
As of March 31, 2015, based on current performance achievement expectations, there was $77 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of 1.4 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $11 million and $9 million and for the three months ended March 31, 2015 and 2014, respectively.

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
The due to former parent balance was $46 million and $51 million at March 31, 2015 and December 31, 2014, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
The Company was in a net loss position for the three months ended March 31, 2015 and 2014, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2015 and 2014, the number of shares of common stock issuable for incentive equity awards, with performance awards based on the achievement of 100% of target amounts, was 5.4 million and 4.9 million, respectively.

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
On March 25, 2014, the Court denied plaintiff’s ex parte application which sought, in part, to invalidate, for purposes of this litigation, arbitration clauses with class action waivers in independent contractor agreements executed by some putative members of the class following the commencement of the litigation.  Plaintiffs filed a Writ of Mandate with the California Court of Appeal seeking its discretionary review of the Court's decision to deny plaintiff's application.  On June 2, 2014, the Court of Appeal summarily denied the petition.  The case is now in the discovery phase.  The first mediation session is currently scheduled for May 5, 2015. The parties have not held any pre-mediation discussions nor exchanged demands.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $5 million at March 31, 2015.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated

amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at March 31, 2015 and December 31, 2014. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. With the passage of the Dodd-Frank Act in July 2010, deposits at FDIC-insured institutions are permanently insured up to $250 thousand. These escrow and trust deposits totaled $404 million at March 31, 2015 and $251 million at December 31, 2014. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended March 31,
	2015	2014
Real Estate Franchise Services	$151	$144
Company Owned Real Estate Brokerage Services	796	750
Relocation Services	85	86
Title and Settlement Services	87	81
Corporate and Other (c)	(57)	(54)
Total Company	$1,062	$1,007
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $57 million and $54 million for the three months ended March 31, 2015 and 2014, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $8 million and $7 million for the three months ended March 31, 2015 and 2014, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended March 31,
	2015	2014 (a)
Real Estate Franchise Services	$86	$79
Company Owned Real Estate Brokerage Services	(16)	(20)
Relocation Services	7	7
Title and Settlement Services	(3)	(5)
Corporate and Other (b)	(16)	(25)
Total Company	$58	$36
Less:
Depreciation and amortization	$46	$46
Interest expense, net	68	70
Income tax benefit	(24)	(34)
Net loss attributable to Realogy Holdings and Realogy Group	$(32)	$(46)
_______________

(a)
Includes $10 million related to the loss on early extinguishment of debt, $1 million related to the Phantom Value Plan (refer to the 2014 Form 10-K for a description of the Phantom Value Plan) and a net cost of $1 million of former parent legacy items for the three months ended March 31, 2014.

(b)	Includes the elimination of transactions between segments.

11.	SUBSEQUENT EVENTS
In April 2015, NRT acquired three real estate brokerage related operations, including a large franchisee of the Real Estate Franchise Segment, for aggregate cash consideration of $77 million. None of the acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2014 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Forward-Looking Statements" in this report and "Forward-Looking Statements" and "Risk Factors" in our 2014 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2015, our franchise systems had approximately 13,500 franchised and company owned offices and approximately 251,200 independent sales associates operating under our franchise and proprietary brands in the U.S. and 104 other countries and territories around the world, which included approximately 725 of our company owned and operated brokerage offices with approximately 44,400 independent sales associates. In 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. During 2015, we expect to introduce ZipRealty's comprehensive, turnkey integrated ZAPSM technology platform to certain of our franchisees, ahead of a broader rollout of these tools which we believe will increase the value proposition to our franchisees, their independent sales associates and their customers.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby’s International Realty®, Citi Habitats and ZipRealty® brand names in more than 45 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

During 2014, homesale transaction volume growth slowed to 1% in 2014 compared to 2013 according to NAR. The homesale transaction volume gain in 2014 was primarily driven by increasing average home prices, while the number of homesale transactions in 2014 declined year-over-year.
In the first quarter of 2015, according to NAR homesale transaction volume increased 12% due to an increase in homesale transactions, as well as homesale price growth partially due to constrained inventory levels.
During the first three months of 2015, we experienced an increase in homesale transaction volume of 10% primarily due to strong demand at the mid to high end of the housing market coinciding with lower inventory levels causing the average homesale price to increase. At the low end of the market, we believe there continues to be a limitation on first-time buyer activity due to various factors, including low inventory levels, rising home prices and a continuation of difficult mortgage underwriting standards. For the first three months of 2015, NAR reported in their monthly Realtor Confidence Survey that first time home buyers accounted for 29% of transactions compared to 33% for the period from August 2009 (when NAR began compiling this information) through December 2014. These factors resulted in a shift in the mix of business away from lower-priced homes, thereby leading to a higher average homesale price.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.0 million homes at the end of March 2015 and is 2% above March 2014. The March 2015 inventory represents a national average supply of 4.6 months at the current homesales pace which is below the 6.4 month 25-year average.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels as a result of the cumulative homesale price declines that began in 2007 and historically low interest rates. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 179 for February 2015, 164 for 2014, 177 for 2013 and 197 for 2012. The housing affordability index, which has declined over the past two years as housing prices and mortgage rates increased, is still significantly higher than the average of 117 for the period from 1970 through 2005. In addition, as rental prices have continued to rise, the cost of owning a home is lower than the rental of a comparable property in the vast majority of U.S. metropolitan areas.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.1% for 2011 through 2014. While the average mortgage rate increased during 2014 to an annual average of 4.2%, the mortgage rate for March 2015 was 3.8%. In addition, consumers continue to have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
Partially offsetting the positive impact of low mortgage rates are low housing inventory levels and the ongoing rise in home prices, conservative mortgage underwriting standards, increased down payment requirements and certain homeowners having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing slightly, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Mortgage refinancing activity declined significantly in 2014 compared to levels experienced in 2013 and 2012. According to Fannie Mae, in 2012 refinancing originations totaled $1,540 billion and decreased to $1,123 billion in 2013. In 2014, refinancing originations significantly declined further to $507 billion resulting in a 55% decline from 2013 levels. The reduction in refinancing activity in 2014 adversely impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue and profitability at our title and settlement services operations. According to Fannie Mae, during the first quarter of 2015, refinancing originations totaled $188 million resulting in an increase of 62% from the first quarter of 2014 due to lower mortgage rates. These lower rates positively impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue at our title and settlement services operations in the first quarter of 2015.
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
Homesales
According to NAR, homesale transactions for 2014 decreased to 4.9 million homes or down 3% compared to 2013. As of the most recent NAR forecast for 2015, seasonally adjusted annualized homesale transactions are expected to increase 7% to 5.3 million homes. For the three months ended March 31, 2015, RFG and NRT homesale transactions increased 4% and 6%, respectively, due to an overall increase in homebuyer activity compared to the first quarter of 2014. The quarterly and annual year-over-year trends in homesale transactions are as follows:

			2015 vs. 2014
	Full Year 2014 vs. 2013		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2015 vs. 2014
Number of Homesales
Industry
NAR	(3)%	(a)	7%	(a)	8%	(b)	6%	(b)	8%	(b)	7%	(b)
Fannie Mae (c)	(3)%		6%		5%		1%		2%		3%
Realogy
Real Estate Franchise Services	(2)%		4%
Company Owned Real Estate Brokerage Services	(3)%		6%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to increase 7% in 2015 compared to 2014 while Fannie Mae is forecasting an increase in existing homesale transactions of 3% for 2015 compared to 2014. In addition, NAR and Fannie Mae are forecasting an increase of 4% and 3% in existing homesale transactions for 2016 compared to 2015, respectively. NAR believes that the improvement in the number of homesale transactions in 2015 will be due to a strengthening economy and solid job gains. We also believe that more consumer friendly mortgage underwriting standards, a recent decline in mortgage rates below 2014 levels and improving consumer confidence may contribute to an increase in homesale transactions in 2015.
Homesale Price
In 2014, the percentage change in the average price of homes brokered by our franchisees and company owned offices increased 7% and 6%, respectively. In the first quarter of 2015, NAR existing homesale average price increased 5% compared to the same period in 2014. For the three months ended March 31, 2015 compared to the same period in 2014, average homesale price was up 6% for RFG and 3% for NRT. The quarterly and annual year-over-year trends in the price of homes are as follows:

			2015 vs. 2014
	Full Year 2014 vs. 2013		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2015 vs. 2014
Price of Homes
Industry
NAR	4%	(a)	5%	(a)	7%	(b)	5%	(b)	5%	(b)	6%	(b)
Fannie Mae (c)	6%		4%		3%		4%		4%		3%
Realogy
Real Estate Franchise Services	7%		6%
Company Owned Real Estate Brokerage Services	6%		3%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are forecasting a 6% and 3% increase in the 2015 median existing homesale price compared to 2014, respectively. For 2016, NAR and Fannie Mae are forecasting a 4% and 5% increase in median existing homesale price compared to 2015, respectively.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, interest rate levels, job growth, the inherent attributes of homeownership vs. renting and the influence of local housing dynamics of supply vs. demand. Factors that may negatively affect a sustained housing recovery include:

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	insufficient inventory levels leading to lower unit sales;

•	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase homes;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	reduced affordability of homes;

•	high levels of unemployment and associated lack of consumer confidence;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	a decline in home ownership levels in the U.S.;

•	geopolitical and economic instability; and

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
From 2007 through December 2013, the average broker commission rate remained fairly stable; however, in 2014 and in the first quarter of 2015 we had a modest decline in the average broker commission rate. We expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. A continuing housing recovery should result in an increase in our revenues but could put pressure on brokerage commissions.
In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  In addition, these tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  From 2009 to 2013, the net effective royalty rate declined due to several factors including, a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees who generally were not sizable enough to earn significant rebates, and in 2012 and 2013, an increase in overall homesale transaction volume. In 2014, the net effective royalty rate remained at the 2013 level and in the first quarter of 2015 the net effective royalty rate increased modestly compared to the first quarter of 2014.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives are sometimes used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included for the years ended December 31, 2014 and 2013 the net effective royalty rate would be lower by approximately 18 and 16 basis points, respectively.
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
In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of our Title and Settlement Services segment; however, the financial results are not significantly impacted by a change in homesale price. In addition, although mortgage rates declined in the first quarter of 2015 and refinancing transactions increased as a result, we believe that an increase in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
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
The following table presents our drivers for the three months ended March 31, 2015 and 2014. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2015	2014	% Change
Real Estate Franchise Services (a) (d)
Closed homesale sides	212,139	203,972	4%
Average homesale price	$251,373	$236,711	6%
Average homesale broker commission rate	2.52%	2.53%	(1) bps
Net effective royalty rate	4.52%	4.49%	3 bps
Royalty per side	$302	$282	7%
Company Owned Real Estate Brokerage Services (d)
Closed homesale sides (b)	60,187	56,685	6%
Average homesale price (c)	$502,597	$489,053	3%
Average homesale broker commission rate	2.43%	2.50%	(7) bps
Gross commission income per side	$13,019	$13,041	—%
Relocation Services
Initiations	38,168	37,898	1%
Referrals	18,022	16,496	9%
Title and Settlement Services
Purchase title and closing units	21,643	20,775	4%
Refinance title and closing units	9,496	7,199	32%
Average fee per closing unit	$1,751	$1,715	2%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
Closed homesale sides, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 3% for the quarter ended March 31, 2015 compared to 2014.

(c)
Average homesale price, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 4% for the quarter ended March 31, 2015 compared to 2014.

(d)
In April 2015, the Company owned real estate brokerage operations acquired a large franchisee of the Real Estate Franchise Services segment. As a result of the acquisition, the drivers of the acquired entity will shift between the segments in future periods and will impact the comparison of homesale sides and average homesale price.

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
Three Months Ended March 31, 2015 vs. Three Months Ended March 31, 2014
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2015	2014	Change
Net revenues	$1,062	$1,007	$55
Total expenses (1)	1,120	1,084	36
Loss before income taxes, equity in earnings and noncontrolling interests	(58)	(77)	19
Income tax benefit	(24)	(34)	10
Equity in earnings of unconsolidated entities	(2)	3	(5)
Net loss attributable to Realogy Holdings and Realogy Group	$(32)	$(46)	$14
_______________

(1)
Total expenses for the three months ended March 31, 2014 includes $10 million related to the loss on the early extinguishment of debt, $1 million related to the Phantom Value Plan and $1 million of former parent legacy costs.

Net revenues increased $55 million (5%) for the three months ended March 31, 2015 compared with the three months ended March 31, 2014, principally due to an increase in revenue at the Company Owned Real Estate Brokerage Services segment primarily driven by an increase in the number of homesale transactions and an increase in average homesale price.
Total expenses increased $36 million (3%) primarily due to:

•	a $30 million increase in commission and other sales associate-related costs due to the increase in the number of homesale transactions and average homesale price; and

•
a $14 million increase in operating and general and administrative expenses primarily driven by a $12 million increase in employee-related costs related to $6 million of incremental accruals for incentive compensation and $3 million of additional costs associated with acquisitions completed after the first quarter of 2014;

partially offset by,

•	a $10 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions in first quarter of 2014.
Equity in earnings of unconsolidated entities improved $5 million primarily due to an increase in earnings from PHH Home Loans.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was a $24 million benefit for the three months ended March 31, 2015 compared to a $34 million benefit for the three months ended March 31, 2014. Our effective tax rate was 43% for the three months ended March 31, 2015 and 2014.

Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31, 2015 and 2014:

	Revenues (a)			EBITDA (b)			Margin
	2015	2014	% Change	2015	2014	% Change	2015	2014	Change
Real Estate Franchise Services	$151	$144	5%	$86	$79	9%	57%	55%	2
Company Owned Real Estate Brokerage Services	796	750	6	(16)	(20)	20	(2)	(3)	1
Relocation Services	85	86	(1)	7	7	—	8	8	—
Title and Settlement Services	87	81	7	(3)	(5)	40	(3)	(6)	3
Corporate and Other	(57)	(54)	*	(16)	(25)	*
Total Company	$1,062	$1,007	5%	$58	$36	61%	5%	4%	1
Less: Depreciation and amortization				46	46
Interest expense, net				68	70
Income tax benefit				(24)	(34)
Net loss attributable to Realogy Holdings and Realogy Group				$(32)	$(46)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $57 million and $54 million during the three months ended March 31, 2015 and 2014.

(b)
EBITDA for the three months ended March 31, 2014 includes $10 million related to the loss on early extinguishment of debt, $1 million related to the Phantom Value Plan and $1 million of former parent legacy costs. Excluding the items noted above, the Total Company margin would have been 5% for the three months ended March 31, 2014.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 1 percentage point to 5% from 4% for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily driven by an improvement in the operating results of the Real Estate Franchise Services segment, a $5 million increase in equity earnings related to our investment in PHH Home Loans and a $10 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions in the first quarter of 2014.
On a segment basis, the Real Estate Franchise Services segment margin increased 2 percentage points to 57% from 55%. The three months ended March 31, 2015 reflected an increase in the number of homesale transactions and average homesale price. The Company Owned Real Estate Brokerage Services segment margin increased 1 percentage point to negative 2% from negative 3% due to an increase in equity earnings related to our investment in PHH Home Loans. The Relocation Services segment margin remained flat at 8%. The Title and Settlement Services segment margin increased 3 percentage points to negative 3% from negative 6% primarily due to the positive margin impact related to an increase in refinancing and refinance-related underwriter revenue.
Corporate and Other EBITDA for the three months ended March 31, 2015 improved $9 million to negative $16 million primarily due to the absence in 2015 of a $10 million loss on the early extinguishment of debt related to refinancing and repayment transactions that occurred during the three months ended March 31, 2014.
Real Estate Franchise Services
Revenues increased $7 million to $151 million and EBITDA increased $7 million to $86 million for the three months ended March 31, 2015 compared with the same period in 2014.
The increase in revenue was primarily driven by a $7 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price and a 4% increase in the number of homesale transactions, as well as a $3 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment. The increases in revenue were partially offset by a $3 million decrease in international revenues.
The intercompany royalties received from our Company Owned Real Estate Brokerage Services segment of $54 million and $51 million during the first quarter of 2015 and 2014, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.

The $7 million increase in EBITDA was principally due to the $7 million in revenues discussed above.
Company Owned Real Estate Brokerage Services
Revenues increased $46 million to $796 million and EBITDA improved $4 million to negative $16 million for the three months ended March 31, 2015 compared with the same period in 2014.
Revenue increased $46 million primarily due to an increase in commission income earned on homesale transactions which was driven by a 6% increase in the number of homesale transactions and a 3% increase in the average price of homes. The 6% increase in homesale transactions was due to higher activity in most of the geographic regions we serve. The 3% increase in the average price of homes is benefiting from a shift in activity away from the low end of the housing market and is the result of constrained inventory in many of our markets.
EBITDA increased $4 million primarily due to the increase in revenue discussed above and a $5 million increase in equity earnings related to our investment in PHH Home Loans, partially offset by:

•	a $30 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•
a $9 million increase in employee-related costs, of which $3 million is for employee-related costs for acquisitions completed after the first quarter of 2014 and $3 million for incremental incentive compensation;

•	a $4 million increase in marketing expenses, of which $2 million relates to lead generation costs associated with ZipRealty; and

•	a $3 million increase in royalties paid to our Real Estate Franchise Services segment.
Relocation Services
Revenues decreased $1 million to $85 million and EBITDA remained flat at $7 million for the three months ended March 31, 2015 compared with the same quarter in 2014.
The decrease in revenues was primarily driven by a $2 million decrease in international revenue primarily due to the impact of foreign exchange rates and lower volume and a $1 million decrease in at-risk revenue due to lower transaction volume. The decreases were partially offset by a $2 million increase in referral revenue primarily due to affinity referrals driven by higher volume.
EBITDA remained flat as a result of the decrease in revenues discussed above, offset by a $1 million net positive impact from foreign currency exchange rates in the first quarter of 2015 compared to the first quarter of 2014.
Title and Settlement Services
Revenues increased $6 million to $87 million and EBITDA increased $2 million to negative $3 million for the three months ended March 31, 2015 compared with the same quarter in 2014.
The increase in revenues was driven by a $3 million increase in refinance-related underwriter revenue and a $2 million increase in refinancing revenue as a result of the 32% increase in refinance title and closing units. Resale title and closing units increased 4% resulting in $2 million of additional revenue in 2015 compared to the same period in 2014.
EBITDA increased $2 million as a result of the $6 million increase in revenues discussed above, partially offset by an increase of $4 million in variable operating costs as a result of the increase in volume discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2015	December 31, 2014	Change
Total assets	$7,432	$7,538	$(106)
Total liabilities	5,274	5,355	(81)
Total equity	2,158	2,183	(25)
For the three months ended March 31, 2015, total assets decreased $106 million primarily due to a $129 million decrease in cash and $26 million related to the amortization of franchise agreements and other intangible assets, partially offset by a $43 million increase in relocation and trade receivables.
Total liabilities decreased $81 million due to a $31 million reduction in accrued expenses and other current liabilities primarily due to the payment of 2014 bonuses in the first quarter of 2015, a $19 million decrease in securitization obligations, an $18 million decrease in deferred tax liabilities and an $11 million decrease in accounts payable.
Total equity decreased $25 million primarily due to a $32 million net loss for the three months ended March 31, 2015 offset by $10 million of additional paid in capital related to stock-based compensation.
Liquidity and Capital Resources
In October 2012, the Company raised net proceeds of approximately $1,176 million in the initial public offering of its common stock. In addition, in connection with the initial public offering, holders of approximately $2,110 million of Convertible Notes converted all of their Convertible Notes into common stock.
After giving effect to the application of net proceeds from the initial public offering, conversion of our Convertible Notes, the debt refinancing transactions completed during 2013 and 2014 and debt repurchases from cash generated from operations, our outstanding indebtedness has been reduced by approximately $3.3 billion since September 30, 2012. As a result of these transactions, our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) a halt in the recovery of the residential real estate market, (ii) a significant increase in LIBOR or ABR, or (iii) our inability to access our relocation securitization programs.
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013 and 2014. We expect to continue to generate positive cash flows in 2015. We intend to use future cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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

Cash Flows
At March 31, 2015, we had $184 million of cash and cash equivalents, a decrease of $129 million compared to the balance of $313 million at December 31, 2014. The following table summarizes our cash flows for the three months ended March 31, 2015 and 2014:

	Three Months Ended March 31,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$(84)	$(110)	$26
Investing activities	(16)	(37)	21
Financing activities	(28)	30	(58)
Effects of change in exchange rates on cash and cash equivalents	(1)	—	(1)
Net change in cash and cash equivalents	$(129)	$(117)	$(12)
For the three months ended March 31, 2015, $26 million less cash was used by operating activities compared to the same period in 2014. The change was principally due to $20 million more cash provided by operating results and $39 million less cash used for accounts payable, accrued expenses and other liabilities, partially offset by $28 million less cash due to an increase in relocation and trade receivables.
For the three months ended March 31, 2015, we used $21 million less cash for investing activities compared to the same period in 2014. The change was primarily due to the absence in 2015 of $23 million of acquisition related payments which occurred in the first quarter of 2014.
For the three months ended March 31, 2015, $28 million of cash was used by financing activities compared to $30 million of cash provided during the same period in 2014. During the three months ended March 31, 2015, the Company had $18 million of net securitization obligation repayments, $5 million of repayments of the term loan facility and $6 million of other financing related payments. In comparison during the three months ended March 31, 2014, the Company had an increase in net revolver borrowings of $145 million, partially offset by $58 million of net securitization obligation repayments, the repurchase of $44 million of First and a Half Lien Notes and $9 million of other financing related payments.
Financial Obligations
Indebtedness Table
As of March 31, 2015, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,882	1,867	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300	—
Securitization obligations: (4)
Apple Ridge Funding LLC		June 2015	325	240	85
Cartus Financing Limited (5)		August 2015	37	10	27
Total (6)			$4,758	$4,156	$587
_______________

(1)	On April 30, 2015, the Company had $93 million outstanding borrowings on the revolving credit facility, leaving $382 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,882 million term loan, less a discount of $15 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)	Consists of a £20 million revolving loan facility and a £5 million working capital facility.

(6)
Not included in this table, the Company had $125 million of outstanding letters of credit at March 31, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $72 million was under the unsecured letter of credit facility with a rate of 3.0%.

See Note 5, "Short and long-term debt", in the condensed consolidated financial statements for additional information on the Company's indebtedness.
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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the senior secured credit facility requires us to maintain a senior secured leverage ratio in certain circumstances. See Note 5, "Short and long-term debt—Senior Secured Credit Facility" in the condensed consolidated financial statements for additional information.
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
A reconciliation of net income attributable to Realogy Group to EBITDA and Adjusted EBITDA for the twelve months ended March 31, 2015 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2014	March 31, 2014	December 31, 2014	March 31, 2015	March 31, 2015
Net income (loss) attributable to Realogy Group (a)	$143	$(46)	$189	$(32)	$157
Income tax (benefit) expense	87	(34)	121	(24)	97
Income (loss) before income taxes	230	(80)	310	(56)	254
Interest expense, net	267	70	197	68	265
Depreciation and amortization	190	46	144	46	190
EBITDA (b)	687	36	651	58	709
Covenant calculation adjustments:
Restructuring costs (reversals) and former parent legacy costs (benefit), net (c)					(12)
Loss on the early extinguishment of debt					37
Pro forma effect of business optimization initiatives (d)					13
Non-cash charges (e)					36
Pro forma effect of acquisitions and new franchisees (f)					7
Incremental securitization interest costs (g)					4
Adjusted EBITDA					$794
Total senior secured net debt (h)					$2,353
Senior secured leverage ratio (i)					2.96	x

_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $68 million for the second quarter of 2014, (ii) income of $100 million for the third quarter of 2014, (iii) income of $21 million for the fourth quarter of 2014 and (iv) a loss of $32 million for the first quarter of 2015.

(b)
EBITDA consists of: (i) $238 million for the second quarter of 2014, (ii) $273 million for the third quarter of 2014, (iii) $140 million for the fourth quarter of 2014 and (iv) $58 million for the first quarter of 2015.

(c)	Consists of a net benefit of $1 million for the reversal of a restructuring reserve and a net benefit of $11 million for former parent legacy items.

(d)
Represents the twelve-month pro forma effect of business optimization initiatives including $9 million of transaction and integration costs incurred for the ZipRealty acquisition, $1 million related to business cost cutting initiatives, $1 million related to vendor renegotiations and $2 million of other items.

(e)
Represents the elimination of non-cash expenses, including $46 million of stock-based compensation expense less $9 million for the change in the allowance for doubtful accounts and notes reserves and $1 million of other items from April 1, 2014 through March 31, 2015.

(f)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on April 1, 2014. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2014.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2015.

(h)
Represents total borrowings under the senior secured credit facility and borrowings secured by a first priority lien on our assets of $2,475 million plus $18 million of capital lease obligations less $140 million of readily available cash as of March 31, 2015. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

(i)
Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility's borrowing capacity at March 31, 2015, and accordingly the covenant was not applicable.

Set forth in the table below is a reconciliation of net income attributable to Realogy Group to Adjusted EBITDA for the three-month periods ended March 31, 2015 and 2014:

	Three Months Ended
	March 31, 2015	March 31, 2014
Net loss attributable to Realogy	$(32)	$(46)
Income tax benefit	(24)	(34)
Loss before income taxes	(56)	(80)
Interest expense, net	68	70
Depreciation and amortization	46	46
EBITDA	58	36
Former parent legacy costs, net	—	1
Loss on the early extinguishment of debt	—	10
Pro forma effect of business optimization initiatives	1	2
Non-cash charges	9	2
Pro forma effect of acquisitions and new franchisees	1	1
Incremental securitization interest costs	1	1
Adjusted EBITDA	$70	$53
Contractual Obligations
Our future contractual obligations as of March 31, 2015 have not changed materially from the amounts reported in our 2014 Form 10-K.

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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2014, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Issued Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At March 31, 2015, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2015, we had variable interest rate long-term debt from our outstanding term loan of $1,882 million excluding $250 million of securitization obligations.  The weighted average interest rate on the outstanding term loan at March 31, 2015 was 3.75%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). At March 31, 2015 the one-month LIBOR rate was 0.18%; therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 0.75% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $52 million for the fair value of the interest rate swaps at March 31, 2015.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $9 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.

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
On March 25, 2014, the Court denied plaintiff’s ex parte application which sought, in part, to invalidate, for purposes of this litigation, arbitration clauses with class action waivers in independent contractor agreements executed by some putative members of the class following the commencement of the litigation.  Plaintiffs filed a Writ of Mandate with the California Court of Appeal seeking its discretionary review of the Court's decision to deny plaintiff's application.  On June 2, 2014, the Court of Appeal summarily denied the petition.  The case is now in the discovery phase.  The first mediation session is currently scheduled for May 5, 2015. The parties have not held any pre-mediation discussions nor exchanged demands.
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
* * *
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For legal proceedings for which (1) there is a reasonable possibility of loss (meaning those losses for which the likelihood is more than remote but less than probable) and (2) the Company is able to estimate a range of reasonably possible loss, the Company estimates the range of reasonably possible losses to be between zero and $5 million at March 31, 2015.
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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, the Company may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales agents as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry. There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. The decision in one such matter involving the real estate industry is expected in the very near future. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and we and our franchisees could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 4, 2015    /S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: May 4, 2015
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1	Supplemental Indenture No. 5 dated as of January 2, 2015 to the First Lien Note Indenture (Incorporated by reference to Exhibit 4.6 to Registrants' Form 10-K for the year ended December 31, 2014).

4.2
Supplemental Indenture No. 5 dated as of January 2, 2015 to the 9.000% Senior Secured Note Indenture (Incorporated by reference to Exhibit 4.13 to Registrants' Form 10-K for the year ended December 31, 2014).

4.3	Supplemental Indenture No. 4 dated as of January 2, 2015 to the 3.375% Senior Note Indenture (Incorporated by reference to Exhibit 4.19 to Registrants' Form 10-K for the year ended December 31, 2014).

4.4	Supplemental Indenture No. 4 dated as of January 2, 2015 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.25 to Registrants' Form 10-K for the year ended December 31, 2014).

4.5	Supplemental Indenture No. 1 dated as of January 2, 2015 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 4.28 to Registrants' Form 10-K for the year ended December 31, 2014).

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.

^	Furnished electronically with this report.