Form 10-Q
period 2015-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2015-07-31
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,624,441 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of July 29, 2015.
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

◦
delayed homesale transaction closings that impact us or other industry participants resulting from the introduction of the Consumer Financial Protection Bureau's new rule relating to integrated mortgage disclosure forms, effective October 2015;

◦	a decrease in housing affordability;

◦	high levels of foreclosure activity;

◦	insufficient or excessive home inventory levels by market;

◦	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home; and

◦
the inability or unwillingness of current homeowners to purchase their next home due to various factors, including limited or negative equity in their current home, difficult mortgage underwriting standards, attractive rates on existing mortgages and the lack of available inventory in their market;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees at current royalty rates, or to realize royalty revenue growth from them;

•
our inability to renew existing franchise agreements at current royalty rates, or to maintain or enhance our value proposition to franchisees, including but not limited to our ability to successfully develop, license and scale our ZAPTM technology to our franchisees;

•	the lack of revenue growth or declining profitability of our franchisees;

•	disputes or issues with entities that license us their tradenames for use in our business that could impede our franchising of those brands;

•
our inability to realize the benefits from acquisitions due to the loss of key personnel of the acquired companies, as well as the possibility that expected benefits and synergies of the transactions may not be achieved in a timely manner or at all;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by third parties with which our franchisees have business relationships;

•	competition whether through traditional competitors, competitors with alternative business models, as well as competition for our independent sales associates;

•	loss or attrition among our senior executives or other key employees could adversely affect our financial performance;

•
our failure to comply with laws, regulations and regulatory interpretations and any changes in laws and regulations or broader interpretations of regulatory requirements, including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales associates to employee status; and (2) the Real Estate Settlement Procedures Act or state consumer protection or similar laws;

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

•	risks relating to our ability to refinance our indebtedness or incur additional debt;

•	changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits or the loss of a significant Affinity client;

•	an increase in the claims rate of our title underwriter and an increase in mortgage rates could adversely impact the revenue of our title and settlement services segment;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•	risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation ("PHH");

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2015 and June 30, 2014 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and June 30, 2014. These interim financial statements are the responsibility of the Company's management.

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
July 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2015 and June 30, 2014 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2015 and June 30, 2014. These interim financial statements are the responsibility of the Company's management.

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
July 31, 2015

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Revenues
Gross commission income	$1,278	$1,170	$2,059	$1,908
Service revenue	228	211	399	376
Franchise fees	99	92	166	155
Other	46	39	89	80
Net revenues	1,651	1,512	2,713	2,519
Expenses
Commission and other agent-related costs	877	804	1,407	1,304
Operating	366	340	708	676
Marketing	59	52	115	103
General and administrative	92	65	170	135
Former parent legacy costs (benefit), net	(1)	—	(1)	1
Depreciation and amortization	52	46	98	92
Interest expense, net	50	73	118	143
Loss on the early extinguishment of debt	—	17	—	27
Other (income)/expense, net	(1)	(1)	(1)	(1)
Total expenses	1,494	1,396	2,614	2,480
Income before income taxes, equity in earnings and noncontrolling interests	157	116	99	39
Income tax expense	66	51	42	17
Equity in earnings of unconsolidated entities	(7)	(4)	(9)	(1)
Net income	98	69	66	23
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income attributable to Realogy Holdings and Realogy Group	$97	$68	$65	$22

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.66	$0.47	$0.44	$0.15
Diluted earnings per share	$0.66	$0.46	$0.44	$0.15
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	146.5	145.9	146.4	145.9
Diluted	148.0	146.8	147.9	147.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$98	$69	$66	$23
Currency translation adjustment	2	1	—	2
Other comprehensive income, before tax	2	1	—	2
Income tax expense related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive income, net of tax	2	1	—	2
Comprehensive income	100	70	66	25
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$99	$69	$65	$24

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$359	$313
Trade receivables (net of allowance for doubtful accounts of $24 and $27)	163	116
Relocation receivables	434	297
Deferred income taxes	210	180
Other current assets	136	120
Total current assets	1,302	1,026
Property and equipment, net	236	233
Goodwill	3,554	3,477
Trademarks	736	736
Franchise agreements, net	1,462	1,495
Other intangibles, net	325	341
Other non-current assets	231	230
Total assets	$7,846	$7,538
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154	$128
Securitization obligations	389	269
Due to former parent	46	51
Current portion of long-term debt	519	19
Accrued expenses and other current liabilities	422	411
Total current liabilities	1,530	878
Long-term debt	3,383	3,891
Deferred income taxes	413	350
Other non-current liabilities	247	236
Total liabilities	5,573	5,355
Commitments and contingencies (Notes 7 and 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2015 and December 31, 2014	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 146,591,075 shares outstanding at June 30, 2015 and 146,382,923 shares outstanding at December 31, 2014	1	1
Additional paid-in capital	5,702	5,677
Accumulated deficit	(3,399)	(3,464)
Accumulated other comprehensive loss	(35)	(35)
Total stockholders' equity	2,269	2,179
Noncontrolling interests	4	4
Total equity	2,273	2,183
Total liabilities and equity	$7,846	$7,538

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2015	2014
Operating Activities
Net income	$66	$23
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98	92
Deferred income taxes	32	11
Amortization of deferred financing costs and discount	9	8
Non-cash portion of the loss on the early extinguishment of debt	—	21
Equity in earnings of unconsolidated entities	(9)	(1)
Stock-based compensation	26	20
Mark-to-market adjustments on derivatives	10	22
Other adjustments to net income	(1)	2
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(47)	(44)
Relocation receivables	(137)	(78)
Other assets	(9)	(3)
Accounts payable, accrued expenses and other liabilities	36	(25)
Due to former parent	(5)	1
Dividends received from unconsolidated entities	6	1
Taxes paid related to net share settlement for stock-based compensation	(3)	(2)
Other, net	1	—
Net cash provided by operating activities	73	48
Investing Activities
Property and equipment additions	(41)	(31)
Payments for acquisitions, net of cash acquired	(75)	(26)
Change in restricted cash	(8)	(3)
Other, net	3	(5)
Net cash used in investing activities	(121)	(65)
Financing Activities
Repayments of term loan facility	(10)	(9)
Repurchases of First and a Half Lien Notes	—	(397)
Proceeds from issuance of Senior Notes	—	450
Net change in securitization obligations	120	—
Debt transaction costs	(1)	(40)
Proceeds from exercise of stock options	2	2
Other, net	(16)	(16)
Net cash provided by (used in) financing activities	95	(10)
Effect of changes in exchange rates on cash and cash equivalents	(1)	—
Net increase (decrease) in cash and cash equivalents	46	(27)
Cash and cash equivalents, beginning of period	313	236
Cash and cash equivalents, end of period	$359	$209
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $3 for both periods presented)	$108	$126
Income tax payments, net	5	5

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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of June 30, 2015 and the results of operations and comprehensive income for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K for the year ended December 31, 2014.
The Condensed Consolidated Financial Statements as of June 30, 2015 and for the three and six month periods ended June 30, 2015 and 2014 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated July 31, 2015, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
The following table summarizes fair value measurements by level at June 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$47	$—	$47
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
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

The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2015		December 31, 2014
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving credit facility	$—	$—	$—	$—
Term loan facility	1,863	1,858	1,871	1,834
7.625% First Lien Notes	593	631	593	633
9.00% First and a Half Lien Notes	196	209	196	215
3.375% Senior Notes	500	500	500	500
4.50% Senior Notes	450	453	450	449
5.25% Senior Notes	300	305	300	291
Securitization obligations	389	389	269	269
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans and Transactions with PHH Corporation
The Company owns 49.9% of PHH Home Loans, which was created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. The Company has an agreement with PHH and PHH Home Loans regarding the operation of the venture and a marketing agreement with PHH whereby PHH is the recommended provider of mortgage products and services promoted by the Company to its independently owned and operated franchisees. The Company also entered into a license agreement with PHH whereby PHH Home Loans was granted a license to use certain of the Company’s real estate brand names. The Company also maintains a relocation agreement with PHH whereby PHH outsources its employee relocation function to the Company and the Company subleases office space to PHH Home Loans. In connection with these agreements, the Company recorded net revenues of $2 million for both the three months ended June 30, 2015 and June 30, 2014 and $3 million for both the six months ended June 30, 2015 and June 30, 2014. In addition, the Company recorded equity earnings related to its investment in PHH Home Loans of $6 million and $8 million for the three and six months ended June 30, 2015, respectively, and equity earnings related to its investment in PHH Home Loans of $4 million and $1 million for the three and six months ended June 30, 2014, respectively. The Company received $5 million in cash dividends from PHH Home Loans during the six months ended June 30, 2015 compared to no cash dividends during the same period in 2014. The Company's investment in PHH Home Loans is $57 million at June 30, 2015 and $54 million at December 31, 2014.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was an expense of $66 million and $51 million for the three months ended June 30, 2015 and June 30, 2014, respectively and $42 million and $17 million for the six months ended June 30, 2015 and June 30, 2014, respectively.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $22 million. As of December 31, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $27 million.

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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swap contracts	Other non-current liabilities	$47	$40
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2015	2014	2015	2014
Interest rate swap contracts	Interest expense	$(3)	$14	$11	$22
Foreign exchange contracts	Operating expense	—	—	(1)	—
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $18 million and $10 million at June 30, 2015 and December 31, 2014, respectively and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the six months ended June 30, 2015 and June 30, 2014 included $9 million and $3 million, respectively, in capital lease additions, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended June 30, 2015 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million mostly offset by a benefit of $2 million for the expected return on assets. The net periodic pension benefit for the three months ended June 30, 2014 was less than $1 million and was comprised of a benefit of $2 million for the expected return on assets mostly offset by interest cost and amortization of actuarial loss of $2 million.
The net periodic pension cost for the six months ended June 30, 2015 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $4 million mostly offset by a benefit of $4 million for the expected return on assets. The net periodic pension benefit for the six months ended June 30, 2014 was less than $1 million and was comprised of a benefit of $4 million for the expected return on assets mostly offset by interest cost and amortization of actuarial loss of $4 million.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. The amendments in this ASU will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. Upon adoption, the Company must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In May 2014, the FASB and IASB issued a converged standard on revenue recognition that will have an effect on most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard, as initially released, would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption would not be permitted. In July 2015, the FASB deferred the effective date of the new revenue standard by one year resulting in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017 and allowing entities to adopt one year earlier if they so elect. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

2.	ACQUISITIONS
2015 Acquisitions
During the six months ended June 30, 2015, the Company acquired five real estate brokerage related operations through its wholly owned subsidiary, NRT, including a large franchisee of the Real Estate Franchise segment, for aggregate cash consideration of $77 million and established $9 million of liabilities related to contingent consideration and other acquisition related liabilities. These acquisitions resulted in goodwill of $77 million, pendings and listings of $6 million, other intangibles of $1 million, other assets of $5 million and other liabilities of $3 million.
None of the 2015 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2014 Acquisitions
In August 2014, the Company acquired all of the outstanding shares of common stock of ZipRealty, Inc., (“ZipRealty”) for a cash purchase price of $167 million. The Company acquired ZipRealty's residential brokerage operations with 23 offices across the United States and its integrated real estate technology platform. The estimated fair values of the assets acquired and liabilities assumed resulted in goodwill of $92 million, software and fixed assets of $18 million, deferred tax assets of $46 million, customer relationships intangibles of $1 million, pendings and listings of $3 million, other intangibles of $7 million, other assets of $6 million and other liabilities of $6 million.
During the year ended December 31, 2014, in addition to the ZipRealty acquisition discussed above, NRT acquired sixteen real estate brokerage and property management operations, for cash consideration of $44 million and established $19 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $45 million, trademarks of $4 million, pendings and listings of $4 million, other intangibles of $8 million, other assets of $3 million and other liabilities of $1 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2014	$3,315	$905	$641	$402	$5,263
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2014	2,292	747	360	78	3,477
Goodwill acquired	—	77	—	—	77
Balance at June 30, 2015	$2,292	$824	$360	$78	$3,554
Intangible assets are as follows:

	As of June 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$557	$1,462	$2,019	$524	$1,495
Unamortizable—Trademarks (b)	$736		$736	$736		$736
Other Intangibles
Amortizable—License agreements (c)	$45	$8	$37	$45	$7	$38
Amortizable—Customer relationships (d)	530	270	260	530	256	274
Unamortizable—Title plant shares (e)	10		10	10		10
Amortizable—Pendings and listings (f)	7	6	1	2	2	—
Amortizable—Other (g)	26	9	17	25	6	19
Total Other Intangibles	$618	$293	$325	$612	$271	$341
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

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Franchise agreements	$16	$16	$33	$33
License agreements	—	1	1	1
Customer relationships	7	10	14	19
Pendings and listings	6	—	6	3
Other	2	1	3	1
Total	$31	$28	$57	$57
Based on the Company’s amortizable intangible assets as of June 30, 2015, the Company expects related amortization expense for the remainder of 2015, the four succeeding years and thereafter to be approximately $51 million, $98 million, $94 million, $93 million, $92 million and $1,349 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2015	December 31, 2014
Accrued payroll and related employee costs	$104	$120
Accrued volume incentives	24	32
Accrued commissions	39	21
Deferred income	71	73
Accrued interest	41	44
Other	143	121
	$422	$411
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving credit facility	$—	$—
Term loan facility	1,863	1,871
7.625% First Lien Notes	593	593
9.00% First and a Half Lien Notes	196	196
3.375% Senior Notes	500	500
4.50% Senior Notes	450	450
5.25% Senior Notes	300	300
Total Short & Long-Term Debt	$3,902	$3,910
Securitization Obligations:
Apple Ridge Funding LLC	$375	$255
Cartus Financing Limited	14	14
Total Securitization Obligations	$389	$269
Indebtedness Table
As of June 30, 2015, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,877	1,863	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300	—
Securitization obligations: (4)
Apple Ridge Funding LLC (5)		June 2016	375	375	—
Cartus Financing Limited (6)		August 2015	39	14	25
Total (7)			$4,805	$4,291	$500
_______________

(1)	On July 29, 2015, the Company had no outstanding borrowings on the revolving credit facility, leaving $475 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,877 million term loan, less a discount of $14 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)
In June 2015, Realogy Group amended the existing Apple Ridge Funding LLC securitization program utilized by Cartus. The program was extended until June 2016 and the capacity under the facility was temporarily increased from $325 million to $375 million from June 2015 until October 2015, at which time the capacity will be reduced to $325 million.

(6)	Consists of a £20 million revolving loan facility and a £5 million working capital facility.

(7)
Not included in this table, the Company had $126 million of outstanding letters of credit at June 30, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $73 million was under the unsecured letter of credit facility with a rate of 3.0%.

Maturities Table
As of June 30, 2015, the combined aggregate amount of maturities for long-term borrowings, excluding securitizations, for the remainder of 2015 and each of the next four years is as follows:

Year	Amount
Remaining 2015	$10
2016	519
2017	19
2018	19
2019	469
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

The Amended and Restated Credit Agreement provides for a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. The capacity of the synthetic letter of credit facility is reduced by 1% per annum. As of June 30, 2015, the capacity under the synthetic letter of credit facility was $54 million and the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
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

Maintenance of this ratio is required if the amount of borrowings outstanding under the revolving credit facility together with the amount of letters of credit issued under the revolving credit facility at the end of the quarter, exceed 25% of the revolving credit facility capacity. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations. At June 30, 2015, Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility capacity; however the Company has continued to calculate the senior secured leverage ratio. At June 30, 2015, Realogy Group’s senior secured leverage ratio was 2.68 to 1.00.
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
Other Debt Facilities
The Company has entered into an unsecured letter of credit facility with $81 million of capacity to provide for the issuance of letters of credit required for general corporate purposes by the Company. $27 million of capacity of the unsecured letter of credit facility expires in June 2017 and the remaining $54 million expires in August 2017. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the unsecured letter of credit facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of June 30, 2015, $73 million of the facility is being utilized.

Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2015, Realogy Group extended the program until June 2016 and temporarily increased the capacity under the facility from $325 million to $375 million from June 2015 until October 2015, at which time the capacity will be reduced to $325 million. At June 30, 2015, Realogy Group has $375 million of outstanding borrowings under the facility equal to the total borrowing capacity of $375 million.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2015. There are $14 million of outstanding borrowings on the facilities at June 30, 2015. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s senior secured credit facility and the indentures governing the Unsecured Notes and the First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $438 million and $286 million of underlying relocation receivables and other related relocation assets at June 30, 2015 and December 31, 2014, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $3 million for the three and six months ended June 30, 2015, respectively and $2 million and $3 million for the three and six months ended June 30, 2014, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.1% and 2.6% for the six months ended June 30, 2015 and 2014, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing activity and repurchases of debt during the first half of 2014, the Company recorded a loss on the early extinguishment of debt of $27 million and wrote off deferred financing costs of $3 million to interest expense during the six months ended June 30, 2014.

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
The 2015 PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2017. There are two PSU awards: one is based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the SPDR S&P Homebuilders Index ("XHB") (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The number of shares that may be issued under the PSUs is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award). The shares earned will be distributed in early 2018.
The restricted stock units vest over three years, with 33.33% vesting on each anniversary of the grant date. Time-vesting of performance restricted stock units for the CEO and direct reports is conditioned upon achievement of a minimum EBITDA performance goal for 2015.
The stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant.
The total number of shares authorized for issuance under the plans is 9.6 million shares. As of June 30, 2015, the total number of shares available for future grants under the plans was 1.3 million shares.
The fair value of restricted stock, restricted stock units and performance share units without a market condition is equal to the closing sale price of the Company's common stock on the date of grant. The fair value of the RTSR PSU award was estimated on the date of grant using the Monte Carlo Simulation method utilizing the following assumptions. Expected volatility was based on historical volatilities of the Company and select comparable companies.

2015 RTSR PSU
Weighted average grant date fair value	$41.08
Weighted average expected volatility	25.1%
Weighted average volatility of XHB	21.1%
Weighted average correlation coefficient	0.57
Weighted average risk-free interest rate	1.0%
Weighted average dividend yield	—
A summary of restricted stock, restricted stock unit and performance share unit activities for the six months ended June 30, 2015 is presented below (number of shares in millions):

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Units (b)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	0.09	$27.14	0.74	$45.83	0.37	$46.63
Granted	—	—	0.61	46.50	0.43	44.69
Vested (a)	—	—	(0.17)	46.93	—	—
Forfeited	—	—	(0.01)	46.07	—	—
Unvested at June 30, 2015	0.09	$27.14	1.17	$46.02	0.80	$45.59
______________

(a)	The total fair value of restricted stock units which vested during the six months ended June 30, 2015 was $8 million.

(b)	The PSU amounts in the table are shown at the target amount of the award.
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

2015 Options
Weighted average grant date fair value	$17.66
Weighted average expected volatility	36.1%
Weighted average expected term (years)	6.25
Weighted average risk-free interest rate	1.6%
Weighted average dividend yield	—
A summary of stock option unit activity for the six months ended June 30, 2015 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	3.22	$30.02
Granted	0.18	46.45
Exercised (a) (b)	(0.11)	21.43
Forfeited/Expired	(0.02)	33.65
Outstanding at June 30, 2015 (c)	3.27	$31.17
______________

(a)	The intrinsic value of options exercised during the six months ended June 30, 2015 was $3 million.

(b)	Cash received from options exercised during the six months ended June 30, 2015 was $2 million.

(c)	Options outstanding at June 30, 2015 have an intrinsic value of $59 million and have a weighted average remaining contractual life of 7.1 years.
Stock-Based Compensation Expense
As of June 30, 2015, based on current performance achievement expectations, there was $67 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of 1.3 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $15 million and $26 million for the three and six months ended June 30, 2015, respectively, and $11 million and $20 million for the three and six months ended June 30, 2014, respectively.

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
The due to former parent balance was $46 million and $51 million at June 30, 2015 and December 31, 2014, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income attributable to Realogy Holdings shareholders	$97	$68	$65	$22
Basic weighted average shares	146.5	145.9	146.4	145.9
Stock options, restricted stock and restricted stock units (a)	1.5	0.9	1.5	1.1
Weighted average diluted shares	148.0	146.8	147.9	147.0
Earnings Per Share:
Basic	$0.66	$0.47	$0.44	$0.15
Diluted	$0.66	$0.46	$0.44	$0.15
_______________

(a)
The three and six months ended June 30, 2015, both exclude 3.9 million shares of common stock issuable for incentive equity awards, with performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three and six months ended June 30, 2014, excludes 3.8 million and 3.6 million shares of common stock issuable for incentive equity awards, with performance share units based on the achievement of target amounts, respectively, that are anti-dilutive to the diluted earnings per share computation.

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

•
that residential real estate sales associates engaged by NRT—under certain state or federal laws—are potentially employees instead of independent contractors, and therefore may bring claims against NRT for breach of contract, wage and hour classification claims, wrongful discharge and unemployment and workers' compensation and obtain benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees;

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
Between 2012 and 2015, the parties engaged in motion practice before the Court. To avoid further litigation expense, we entered into a settlement at the first mediation session on May 5, 2015. The settlement requires court approval and was accrued for as of June 30, 2015. In entering into this settlement, CBRBC made no admission of wrongdoing or liability, and is not obligated to change its business structures.  The Company continues to believe it properly classified the sales associates as independent contractors and would have significant defenses to the claims asserted in this action.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at June 30, 2015 and December 31, 2014. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $614 million at June 30, 2015 and $251 million at December 31, 2014. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real Estate Franchise Services	$213	$196	$364	$340
Company Owned Real Estate Brokerage Services	1,289	1,182	2,085	1,932
Relocation Services	108	107	193	193
Title and Settlement Services	128	108	215	189
Corporate and Other (c)	(87)	(81)	(144)	(135)
Total Company	$1,651	$1,512	$2,713	$2,519
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $87 million and $144 million for the three and six months ended June 30, 2015, respectively, and $81 million and $135 million for the three and six months ended June 30, 2014, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $15 million and $23 million for the three and six months ended June 30, 2015, respectively, and $12 million and $19 million for the three and six months ended June 30, 2014, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Real Estate Franchise Services	$146	$137	$232	$216
Company Owned Real Estate Brokerage Services	97	91	81	71
Relocation Services	29	26	36	33
Title and Settlement Services	20	17	17	12
Corporate and Other (c)	(27)	(33)	(43)	(58)
Total Company	$265	$238	$323	$274
Less:
Depreciation and amortization	$52	$46	$98	$92
Interest expense, net	50	73	118	143
Income tax expense	66	51	42	17
Net income attributable to Realogy Holdings and Realogy Group	$97	$68	$65	$22
_______________

(a)
Includes a net benefit of $1 million of former parent legacy items for the three months ended June 30, 2015 compared to $17 million related to the loss on early extinguishment of debt for the three months ended June 30, 2014.

(b)
Includes a net benefit of $1 million of former parent legacy items for the six months ended June 30, 2015 compared to $27 million related to the loss on early extinguishment of debt and a net cost of $1 million of former parent legacy items for the six months ended June 30, 2014.

(c)	Includes the elimination of transactions between segments.

11.	SUBSEQUENT EVENTS
In July 2015, the Company completed the acquisition of Independence Title in Texas. The acquisition was not significant to the Company’s results of operations, financial position or cash flows.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2015, our franchise systems had approximately 13,500 franchised and company owned offices and approximately 254,800 independent sales associates operating under our franchise and proprietary brands in the U.S. and 110 other countries and territories around the world, which included approximately 780 of our company owned and operated brokerage offices with approximately 46,700 independent sales associates. In August 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. During 2015, we expect to introduce ZipRealty's comprehensive, turnkey integrated ZAPTM technology platform to certain of our franchisees, ahead of a broader rollout of these tools which we believe will increase the value proposition to our franchisees, their independent sales associates and their customers.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby’s International Realty®, Citi Habitats and ZipRealty® brand names in approximately 50 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title and settlement services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services business.

RECENT DEVELOPMENTS
During the six months ended June 30, 2015, NRT acquired five real estate brokerage related operations including Coldwell Banker United, a large franchisee of RFG, for aggregate cash consideration of $77 million and established $9 million of liabilities related to contingent consideration and other acquisition related liabilities.
The April 2015 acquisition of Coldwell Banker United strategically expands NRT’s Coldwell Banker presence in Florida and Texas and provides entry into new markets in the Carolinas. Its operating results have been included in the operating results of NRT since the date of acquisition. For the three months ended June 30, 2015, Coldwell Banker United contributed a 6 percentage point increase in the number of homesale transactions for NRT and conversely reduced the number of homesale transactions by 2 percentage points for RFG. In addition, the average homesale price for markets in which Coldwell Banker United operates is less than that of NRT's historical business and therefore the addition of Coldwell Banker United to NRT for the three months ended June 30, 2015 reduced average sales price by 3 percentage points.

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
In the first half of 2015, according to NAR, homesale transaction volume increased 13% due to an increase in homesale transactions, as well as homesale price growth partially due to constrained inventory levels.
During the first six months of 2015, we experienced an increase in homesale transaction volume of 10% primarily due to strong demand at the low to mid end of the housing market. According to NAR, the first-time homebuyers represented about 31% of all existing homesale transactions on average in the second quarter of 2015, which is up three percentage points from the 28% reported for the second quarter of 2014. The level of first-time homebuyers appears to be trending in a positive direction, but according to NAR is still below the historical norm of 33% for the period from August 2009 (when NAR began compiling this information) through December 2014.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.3 million homes at the end of June 2015. The June 2015 inventory represents a national average supply of 5 months at the current homesales pace which is below the 6.4 month 25-year average.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 160 for May 2015, 164 for 2014 and 177 for 2013. The housing affordability index, which has declined over the past year and a half as housing prices and mortgage rates increased, is still significantly higher than the average of 117 for the period from 1970 through 2005.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.1% for 2011 through 2014. While the average mortgage rate increased during 2014 to an annual average of 4.2%, the mortgage rate for June 2015 was 4.0%. In addition, consumers continue to have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
Partially offsetting the positive impact of low mortgage rates are low housing inventory levels and the ongoing rise in home prices, conservative mortgage underwriting standards, increased down payment requirements and certain homeowners having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Mortgage refinancing activity declined significantly in 2014 compared to levels experienced in 2013 and 2012. According to Fannie Mae, in 2012 refinancing originations totaled $1,540 billion and decreased to $1,123 billion in 2013. In 2014, refinancing originations significantly declined further to $508 billion resulting in a 55% decline from 2013 levels. The reduction in refinancing activity in 2014 adversely impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue and profitability at our title and settlement services operations. According to Fannie Mae, during the first half of 2015, refinancing originations totaled $423 million resulting in an increase of 78% from the first half of 2014 due to lower mortgage rates. These lower rates positively impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue at our title and settlement services operations in the first half of 2015.
Existing Homesales
According to NAR, existing homesale transactions for 2014 decreased to 4.9 million homes or down 3% compared to 2013. For the quarters ended March 31, 2015 and June 30, 2015 compared to the same periods in 2014, NAR homesale transactions increased 7% and 8%, respectively, and attained a seasonally adjusted annualized level of 5.3 million units in the second quarter of 2015. During the same periods, RFG and NRT homesale transactions on a combined basis increased 4% and 7%, respectively.
The 13% increase in homesale transactions for the Company Owned Real Estate Brokerage Services segment for the quarter ended June 30, 2015, included 9 percentage points due to the inclusion of transactions from acquisitions with an individual purchase price of over $20 million (ZipRealty brokerage operations and Coldwell Banker United acquisitions). In addition, there are inventory constraints in several of NRT's higher volume markets which are causing homesale transactions in those markets to decline or be flat versus last year. The quarterly and annual year-over-year trends in homesale transactions are as follows:

			2015 vs. 2014
	Full Year 2014 vs. 2013		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2015 vs. 2014
Number of Existing Homesales
Industry
NAR	(3)%	(a)	7%	(a)	8%	(a)	5%	(b)	7%	(b)	7%	(b)
Fannie Mae (c)	(3)%		6%		8%		4%		5%		5%
Realogy
Real Estate Franchise Services (d)	(2)%		4%		5%
Company Owned Real Estate Brokerage Services (e)	(3)%		6%		13%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

(d)
As a result of the acquisition of Coldwell Banker United, the Coldwell Banker United drivers shifted between the segments. Closed homesale sides, including the drivers of Coldwell Banker United, would have resulted in an increase in homesale transactions of 7% for the Real Estate Franchise Services segment for the three months ended June 30, 2015 compared to 2014.

(e)
Closed homesale sides for the Company Owned Real Estate Brokerage Services segment, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 4% for the three months ended June 30, 2015 compared to 2014.

As of their most recent releases, NAR and Fannie Mae are forecasting existing homesales to increase 7% and 5% in 2015 compared to 2014, respectively. In addition, NAR and Fannie Mae are forecasting an increase of 4% and 2% in existing homesale transactions for 2016 compared to 2015, respectively. NAR believes that the improvement in the number of homesale transactions in 2015 will be due to a strengthening economy and solid job gains. We also believe that more consumer friendly mortgage underwriting standards, a recent decline in mortgage rates below 2014 levels and improving consumer confidence have and will continue to contribute to an increase in homesale transactions in 2015.

Existing Homesale Price
In 2014, the percentage change in the average price of homes brokered by our franchisees and company owned offices increased 7% and 6%, respectively, compared to 2013. For the quarters ended March 31, 2015 and June 30, 2015 compared to the same periods in 2014, NAR existing homesale average price increased 4% and 5%, respectively, while RFG and NRT average homesale price on a combined basis increased 5% and 3%, respectively. The decrease in average sales price for the Company Owned Real Estate Brokerage Services segment for the quarter ended June 30, 2015 was due to (i) the impact of including transactions from acquisitions with purchase prices in excess of $20 million completed since the end of the second quarter of 2014, which have a substantially lower average sales price than NRT's core operations and (ii) a modest shift in mix in transactions from high-priced markets to low and mid-priced markets in the geographic footprint served by NRT. The quarterly and annual year-over-year trends in the price of homes are as follows:

			2015 vs. 2014
	Full Year 2014 vs. 2013		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2015 vs. 2014
Price of Existing Homes
Industry
NAR	4%	(a)	4%	(a)	5%	(a)	7%	(b)	5%	(b)	7%	(b)
Fannie Mae (c)	6%		6%		5%		5%		4%		4%
Realogy
Real Estate Franchise Services (d)	7%		6%		5%
Company Owned Real Estate Brokerage Services (e)	6%		3%		(4%)

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

(d)	The acquisition of Coldwell Banker United did not have a significant impact on the average homesale price for the Real Estate Franchise Services segment.

(e)
Average homesale price for the Company Owned Real Estate Brokerage Services segment, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have remained flat for the three months ended June 30, 2015 compared to 2014.

As of their most recent releases, NAR and Fannie Mae are forecasting a 7% and 4% increase in the 2015 median existing homesale price compared to 2014, respectively. For 2016, NAR and Fannie Mae are both forecasting a 4% increase in median existing homesale price compared to 2015.
Recent Legislative and Regulatory Matters
In November 2013, the Consumer Financial Protection Bureau ("CFPB") issued a final rule, effective August 2015, integrating certain mortgage disclosure forms and outlining new requirements related to the closing of certain real estate transactions.  The new rule mandates use of a new Closing Disclosure and requires that the Closing Disclosure be delivered three business days before closing on the loan.  Implementing the rule will require changes to multiple technology platforms within TRG as well as require training for all TRG personnel directly involved in the closing process. In July 2015, the CFPB extended the effective date of the new rule to October 3, 2015.
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
From 2007 through December 2013, the average homesale broker commission rate remained fairly stable; however, in 2014 and in the first half of 2015 we had a modest decline in the average broker commission rate. We expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. This is particularly relevant in periods when there is constrained housing inventory. A continuing housing recovery should result in an increase in our revenues but could put pressure on brokerage commissions.
In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  In addition, these tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  From 2009 to 2013, the net effective royalty rate declined due to several factors including a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees who generally were not sizable enough to earn significant rebates, and in 2012 and 2013, an increase in overall homesale transaction volume. In 2014, the net effective royalty rate remained at the 2013 level and in the first half of 2015 the net effective royalty rate increased modestly compared to the first half of 2014.
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
Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by our Company Owned Real Estate Brokerage Services segment. Such share of commissions earned by sales associates varies by region and commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker. While competition can and has put pressure on the commission splits necessary to attract and maintain relationships with highly productive sales associates, the lead generation and other initiatives implemented by our Company Owned Brokerage Services segment have enabled commission splits in the aggregate to remain relatively flat.
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of our Title and Settlement Services segment; however, the financial results are not significantly impacted by a change in homesale price. In addition, although mortgage rates declined in the first half of 2015 compared to the first half of 2014 and refinancing transactions increased as a result, we believe that an increase in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
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
The following table presents our drivers for the three and six months ended June 30, 2015 and 2014. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2015	2014	% Change	2015	2014	% Change
Real Estate Franchise Services (a) (b)
Closed homesale sides	307,293	293,450	5%	519,432	497,422	4%
Average homesale price	$266,456	$252,606	5%	$260,296	$246,088	6%
Average homesale broker commission rate	2.52%	2.53%	(1) bps	2.52%	2.53%	(1) bps
Net effective royalty rate	4.48%	4.46%	2 bps	4.50%	4.47%	3 bps
Royalty per side	$312	$297	5%	$308	$291	6%
Company Owned Real Estate Brokerage Services
Closed homesale sides (c)	99,435	87,803	13%	159,622	144,489	10%
Average homesale price (d)	$493,746	$511,969	(4%)	$497,083	$502,979	(1%)
Average homesale broker commission rate	2.46%	2.47%	(1) bps	2.45%	2.48%	(3) bps
Gross commission income per side	$12,830	$13,335	(4%)	$12,901	$13,220	(2%)
Relocation Services
Initiations	51,528	51,306	—%	89,696	89,205	1%
Referrals	29,033	27,346	6%	47,055	43,842	7%
Title and Settlement Services
Purchase title and closing units	35,596	33,104	8%	57,239	53,879	6%
Refinance title and closing units	9,815	6,410	53%	19,311	13,609	42%
Average fee per closing unit	$1,795	$1,812	(1%)	$1,777	$1,772	—%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
In April 2015, the Company Owned Real Estate Brokerage Services segment acquired a large franchisee of the Real Estate Franchise Services segment. As a result of the acquisition, the drivers of the acquired entity shifted between the segments. Closed homesale sides for the Real Estate Franchise Services segment, excluding the impact of the acquisition, would have increased 7% and 6% for the three and six months ended June 30, 2015, respectively, compared to 2014. The acquisition did not have a significant impact on the change in average homesale price for the Real Estate Franchise Services segment.

(c)
Closed homesale sides for the Company Owned Real Estate Brokerage Services segment, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 4% for both the three and six months ended June 30, 2015 compared to 2014.

(d)
Average homesale price for the Company Owned Real Estate Brokerage Services segment, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have remained flat and increased 2% for the three and six months ended June 30, 2015, respectively, compared to 2014.

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
Three Months Ended June 30, 2015 vs. Three Months Ended June 30, 2014
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2015	2014	Change
Net revenues	$1,651	$1,512	$139
Total expenses (1)	1,494	1,396	98
Income before income taxes, equity in earnings and noncontrolling interests	157	116	41
Income tax expense	66	51	15
Equity in earnings of unconsolidated entities	(7)	(4)	(3)
Net income	98	69	29
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Realogy Holdings and Realogy Group	$97	$68	$29
_______________

(1)
Total expenses for the three months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items. Total expenses for the three months ended June 30, 2014 includes $17 million related to the loss on the early extinguishment of debt.

Net revenues increased $139 million (9%) for the three months ended June 30, 2015 compared with the three months ended June 30, 2014, principally due to increases in revenue at the Company Owned Real Estate Brokerage Services and Real Estate Franchise Services segments primarily driven by an increase in homesale transaction volume as well as an increase in revenue at the Title and Settlement Service segment due to an increase in resale and refinance volume.
Total expenses increased $98 million (7%) primarily due to:

•	a $73 million increase in commission and other sales associate-related costs due to the increase in homesale transaction volume;

•	a $53 million increase in operating and general and administrative expenses primarily driven by:

◦
a $28 million increase in employee-related costs of which $20 million represents the change in incentive accruals due to the achievement of higher incentive levels in the current year and the second quarter 2014 reversal of certain bonus accruals recorded in the first quarter of 2014;

◦	$8 million of additional employee-related costs associated with acquisitions completed after the second quarter of 2014; and

◦	a $12 million increase in variable operating costs at the Title and Settlement Service segment as a result of increases in volume; and

•	a $7 million increase in marketing expenses due to higher advertising spending at the Company Owned Real Estate Brokerage Services and Real Estate Franchise Services segments;
partially offset by,

•
a $23 million decrease in interest expense for the three months ended June 30, 2015 compared to the three months ended June 30, 2014 due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in gains of $3 million in 2015 compared to losses of $14 million in the same period of 2014 and the impact of lower interest expense as a result of a reduction in total outstanding indebtedness and weighted average interest rate; and

•	a $17 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions in the second quarter of 2014.

Equity in earnings of unconsolidated entities improved $3 million primarily due to a $2 million increase in earnings from PHH Home Loans.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $66 million for the three months ended June 30, 2015 compared to $51 million for the three months ended June 30, 2014. Our effective tax rate was 40% for the three months ended June 30, 2015 and 42% for the three months ended June 30, 2014.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30, 2015 and 2014:

	Revenues (a)			EBITDA (b)			Margin
	2015	2014	% Change	2015	2014	% Change	2015	2014	Change
Real Estate Franchise Services	$213	$196	9%	$146	$137	7%	69%	70%	(1)
Company Owned Real Estate Brokerage Services	1,289	1,182	9	97	91	7	8	8	—
Relocation Services	108	107	1	29	26	12	27	24	3
Title and Settlement Services	128	108	19	20	17	18	16	16	—
Corporate and Other	(87)	(81)	*	(27)	(33)	*
Total Company	$1,651	$1,512	9%	$265	$238	11%	16%	16%	—
Less: Depreciation and amortization				52	46
Interest expense, net				50	73
Income tax expense				66	51
Net income attributable to Realogy Holdings and Realogy Group				$97	$68
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $87 million and $81 million during the three months ended June 30, 2015 and 2014, respectively.

(b)
EBITDA for the three months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items. EBITDA for the three months ended June 30, 2014 includes $17 million related to the loss on early extinguishment of debt.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 16% primarily due to an improvement in the operating results of the Relocation Services segment, a $17 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions in the second quarter of 2014 and a $2 million increase in equity earnings related to our investment in PHH Home Loans, offset by a $7 million increase in Corporate employee-related costs and a $2 million increase in legal costs.
On a segment basis, the Real Estate Franchise Services segment margin decreased 1 percentage point to 69% from 70%. The Company Owned Real Estate Brokerage Services segment margin remained flat at 8% due to an increase in equity earnings related to our investment in PHH Home Loans offset by lower gross commission income per side as a result of recent acquisitions which diluted average sales price. The Relocation Services segment margin increased 3 percentage points to 27% from 24% primarily due to an increase in referral revenue driven by higher volume and the positive impact from foreign currency exchange rates. The Title and Settlement Services segment margin remained flat at 16%.
Corporate and Other EBITDA for the three months ended June 30, 2015 improved $6 million to negative $27 million primarily due to the absence in 2015 of a $17 million loss on the early extinguishment of debt related to refinancing and repayment transactions that occurred during the three months ended June 30, 2014, partially offset by a $7 million increase in employee related costs of which $4 million is due to greater performance incentive accruals. The three months ended June 30, 2015 includes $6 million of costs related to the settlement of a legal matter, subject to court approval, and certain transaction costs related to the acquisition of Coldwell Banker United in April 2015.

Real Estate Franchise Services
Revenues increased $17 million to $213 million and EBITDA increased $9 million to $146 million for the three months ended June 30, 2015 compared with the same period in 2014.
The increase in revenue was primarily driven by an $8 million increase in third-party domestic franchisee royalty revenue due to a 5% increase in the average homesale price and a 5% increase in the number of homesale transactions, as well as a $6 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment. Marketing revenue and expense both increased $3 million primarily due to the timing of advertising spending in the second quarter of 2015 compared with the same period in 2014.
The intercompany royalties received from our Company Owned Real Estate Brokerage Services segment of $83 million and $77 million during the second quarter of 2015 and 2014, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $9 million increase in EBITDA was principally due to the $17 million in revenues partially offset by a $6 million increase in employee-related costs, which include higher incentive performance accruals and staffing costs related to the rollout of the ZAPTM platform to our franchisees, as well as the timing of marketing expenses discussed above.
Company Owned Real Estate Brokerage Services
Revenues increased $107 million to $1,289 million and EBITDA improved $6 million to $97 million for the three months ended June 30, 2015 compared with the same period in 2014.
Revenue increased $107 million primarily due to an increase in commission income earned on homesale transactions which was driven by a 13% increase in the number of homesale transactions partially offset by a 4% decrease in the average price of homes. The 13% increase in homesale transactions was due to two factors: (i) 4% from higher activity in most of the geographic regions we serve and (ii) 9% from acquisitions with purchase prices in excess of $20 million completed after the second quarter of 2014. The 4% decrease in the average price of homes was diluted as a result of these recent acquisitions which operate in markets and segments with lower average sales prices as well as by a modest shift in mix of homesales from high-end to low and mid-priced properties.
EBITDA increased $6 million primarily due to the increase in revenue discussed above and a $2 million increase in equity earnings related to our investment in PHH Home Loans, partially offset by:

•	a $73 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•
a $19 million increase in employee-related costs, of which $8 million was attributable to acquisitions completed after the second quarter of 2014 and $8 million for incremental incentive compensation accruals;

•	a $3 million increase in occupancy costs related to acquisitions completed after the second quarter of 2014;

•	a $3 million increase in marketing expenses, of which $2 million relates to costs associated with ZipRealty and Coldwell Banker United; and

•	a $6 million increase in royalties paid to our Real Estate Franchise Services segment.
Relocation Services
Revenues increased $1 million to $108 million and EBITDA increased $3 million to $29 million for the three months ended June 30, 2015 compared with the same quarter in 2014.
The increase in revenues was primarily driven by a $2 million increase in referral revenue primarily due to higher volume partially offset by a $1 million decrease in international revenue primarily due to the impact of foreign exchange rates.
EBITDA increased $3 million as a result of the increase in revenues discussed above and a $1 million net positive impact from foreign currency exchange rates in the second quarter of 2015 compared to the second quarter of 2014.

Title and Settlement Services
Revenues increased $20 million to $128 million and EBITDA increased $3 million to $20 million for the three months ended June 30, 2015 compared with the same quarter in 2014.
The increase in revenues was driven by a $10 million increase in underwriter revenue and a $4 million increase in refinancing revenue as a result of the 53% increase in refinance title and closing units. Resale title and closing units increased 8% resulting in $6 million of additional revenue in 2015 compared to the same period in 2014.
EBITDA increased $3 million as a result of the increase in revenues discussed above, offset by a $12 million increase in variable operating costs as a result of the increase in volume discussed above and an increase of $5 million in employee-related costs.
Six Months Ended June 30, 2015 vs. Six Months Ended June 30, 2014
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2015	2014	Change
Net revenues	$2,713	$2,519	$194
Total expenses (1)	2,614	2,480	134
Income before income taxes, equity in earnings and noncontrolling interests	99	39	60
Income tax expense	42	17	25
Equity in earnings of unconsolidated entities	(9)	(1)	(8)
Net income	66	23	43
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Realogy Holdings and Realogy Group	$65	$22	$43
_______________

(1)
Total expenses for the six months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items. Total expenses for the six months ended June 30, 2014 includes $27 million related to the loss on the early extinguishment of debt and $1 million of former parent legacy costs.

Net revenues increased $194 million (8%) for the six months ended June 30, 2015 compared with the six months ended June 30, 2014, principally due to an increase in revenues at the Company Owned Real Estate Brokerage Services and Realogy Franchise Services segments primarily driven by an increase in homesale transaction volume and an increase in revenue at the Title and Settlement Service segment due to an increase in resale and refinance volume.
Total expenses increased $134 million (5%) primarily due to:

•	a $103 million increase in commission and other sales associate-related costs due to the increase in homesale transaction volume;

•	a $67 million increase in operating and general and administrative expenses primarily driven by:

◦	a $37 million increase in employee-related costs of which, $26 million represents the change in incentive accruals due to the achievement of higher incentive levels in the current year;

◦	$11 million of additional employee-related costs associated with acquisitions completed after the second quarter of 2014; and

◦	a $16 million increase in variable operating costs at the Title and Settlement Service segment as a result of increases in volume; and

•	a $12 million increase in marketing expenses due to higher advertising spending at the Company Owned Real Estate Brokerage Services and Real Estate Franchise Services segments;
partially offset by,

•	a $27 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions in the first half of 2014; and

•
a $25 million decrease in interest expense for the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $22 million in 2015 compared to losses of $11 million in the same period of 2014 and the impact of lower interest expense as a result of a reduction in total outstanding indebtedness and weighted average interest rate.
Equity in earnings of unconsolidated entities improved $8 million primarily due to a $7 million increase in earnings from PHH Home Loans.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $42 million for the six months ended June 30, 2015 compared to $17 million for the six months ended 2014. Our effective tax rate was 39% for the six months ended June 30, 2015 and 41% for the six months ended June 30, 2014.
Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30, 2015 and 2014:

	Revenues (a)			EBITDA (b)			Margin
	2015	2014	% Change	2015	2014	% Change	2015	2014	Change
Real Estate Franchise Services	$364	$340	7%	$232	$216	7%	64%	64%	—
Company Owned Real Estate Brokerage Services	2,085	1,932	8	81	71	14	4	4	—
Relocation Services	193	193	—	36	33	9	19	17	2
Title and Settlement Services	215	189	14	17	12	42	8	6	2
Corporate and Other	(144)	(135)	*	(43)	(58)	*
Total Company	$2,713	$2,519	8%	$323	$274	18%	12%	11%	1
Less: Depreciation and amortization				98	92
Interest expense, net				118	143
Income tax expense				42	17
Net income attributable to Realogy Holdings and Realogy Group				$65	$22
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $144 million and $135 million during the six months ended June 30, 2015 and 2014, respectively.

(b)
EBITDA for the six months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items. EBITDA for the six months ended June 30, 2014 includes $27 million related to the loss on early extinguishment of debt and $1 million of former parent legacy costs.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 1 percentage point to 12% from 11% for the six months ended June 30, 2015 compared to the same period in 2014. The increase includes an improvement in the operating results of the Relocation Services and Title Settlement and Services segments, a $27 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions in the first half of 2014 and a $7 million increase in equity earnings related to our investment in PHH Home Loans, partially offset by lower gross commission income per side as a result of recent acquisitions at the Company Owned Real Estate Brokerage Services segment.
On a segment basis, the Real Estate Franchise Services segment margin remained flat at 64%. The Company Owned Real Estate Brokerage Services segment margin remained flat at 4% due to an increase in equity earnings related to our investment in PHH Home Loans offset by lower gross commission income per side as a result of recent acquisitions which diluted average sales price. The Relocation Services segment margin increased 2 percentage points to 19% from 17% primarily due higher referral volume and the net positive impact from foreign currency exchange rates. The Title and Settlement Services segment margin increased 2 percentage points to 8% from 6% primarily due to the positive margin impact related to an increase in resale and refinance volume.
Corporate and Other EBITDA for the six months ended June 30, 2015 improved $15 million to negative $43 million primarily due to the absence in 2015 of a $27 million loss on the early extinguishment of debt related to refinancing and repayment transactions that occurred during the six months ended June 30, 2014, partially offset by an $8 million increase in employee-related costs of which $5 million is due to greater performance incentive accruals. The six months ended June 30,

2015 includes $6 million of costs related to the settlement of a legal matter, subject to court approval, and certain transaction costs related to the acquisition of Coldwell Banker United in April 2015.
Real Estate Franchise Services
Revenues increased $24 million to $364 million and EBITDA increased $16 million to $232 million for the six months ended June 30, 2015 compared with the same period in 2014.
The increase in revenue was primarily driven by a $15 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price and a 4% increase in the number of homesale transactions, as well as a $9 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment. The increases in revenue were partially offset by a $4 million decrease in international revenues. Marketing revenue and expense both increased $3 million primarily due to the timing of advertising spending in the first half of 2015 compared with the same period in 2014.
The intercompany royalties received from our Company Owned Real Estate Brokerage Services segment of $137 million and $128 million during the six months ended June 30, 2015 and 2014, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $16 million increase in EBITDA was principally due to the $24 million in revenues partially offset by a $6 million increase in employee-related costs, which include higher incentive performance accruals and staffing costs related to the rollout of the ZAPTM platform to our franchisees, as well as the timing of marketing expenses discussed above.
Company Owned Real Estate Brokerage Services
Revenues increased $153 million to $2,085 million and EBITDA improved $10 million to $81 million for the six months ended June 30, 2015 compared with the same period in 2014.
Revenue increased $153 million primarily due to an increase in commission income earned on homesale transactions which was driven by a 10% increase in the number of homesale transactions partially offset by a 1% decrease in the average price of homes. The 10% increase in homesale transactions was due to two factors: (i) 4% from higher activity in most of the geographic regions we serve and (ii) 6% from acquisitions with purchase prices in excess of $20 million completed after the second quarter of 2014. The 1% decrease in the average price of homes was diluted as a result of these recently acquired brokerages which operate in markets and segments with lower average sales prices as well as by a modest shift in mix of homesales from high-end to low and mid-priced properties.
EBITDA increased $10 million primarily due to the increase in revenue discussed above and a $7 million increase in equity earnings related to our investment in PHH Home Loans, partially offset by:

•	a $103 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•
a $28 million increase in employee-related costs, of which $11 million was attributable to acquisitions completed after the second quarter of 2014 and $11 million for incremental incentive compensation accruals;

•	a $4 million increase in occupancy costs related to acquisitions completed after the second quarter of 2014;

•	a $7 million increase in marketing expenses, of which $4 million relates to costs associated with ZipRealty and Coldwell Banker United; and

•	a $9 million increase in royalties paid to our Real Estate Franchise Services segment.
Relocation Services
Revenues remained flat at $193 million and EBITDA increased $3 million to $36 million for the six months ended June 30, 2015 compared with the same period in 2014.
Revenues remained flat as a result of a $5 million increase in referral revenue primarily due to higher volume, offset by a $3 million decrease in international revenue due to the impact of foreign exchange rates and lower volume and a $1 million decrease in at-risk revenue due to lower transaction volume.

EBITDA increased $3 million which was primarily driven by a $2 million net positive impact from foreign currency exchange rates for the six months ended June 30, 2015 compared with the same period in 2014.
Title and Settlement Services
Revenues increased $26 million to $215 million and EBITDA increased $5 million to $17 million for the six months ended June 30, 2015 compared with the same period in 2014.
The increase in revenues was driven by a $13 million increase in underwriter revenue and a $6 million increase in refinancing revenue as a result of the 42% increase in refinance title and closing units. Resale title and closing units increased 6% resulting in $8 million of additional revenue in 2015 compared to the same period in 2014.
EBITDA increased $5 million as a result of the $26 million increase in revenues discussed above, offset by an increase of $16 million in variable operating costs as a result of the increase in volume discussed above and an increase of $5 million in employee-related costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2015	December 31, 2014	Change
Total assets	$7,846	$7,538	$308
Total liabilities	5,573	5,355	218
Total equity	2,273	2,183	90
For the six months ended June 30, 2015, total assets increased $308 million primarily due to a $137 million increase in relocation receivables due to the timing of a large group move at the Relocation Services segment, a $77 million increase in goodwill from acquisitions at our Company Owned Brokerage Services segment, a $47 million increase in trade receivables driven by seasonal increases in volume, a $46 million increase in cash, and a $30 million increase in deferred tax assets, partially offset by a $49 million decrease due to the amortization of franchise agreements and other intangible assets.
Total liabilities increased $218 million due to a $120 million increase in securitization obligations due to the timing of a large group move as well as seasonal increases at the Relocation Services segment, a $63 million increase in deferred tax liabilities, a $26 million increase in accounts payable and an $11 million increase in accrued expenses and other current liabilities.
Total equity increased $90 million primarily due to net income of $65 million for the six months ended June 30, 2015 and $25 million of additional paid in capital related to stock-based compensation.
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
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013, 2014 and for the first six months of 2015. We expect to continue to generate positive cash flows for the remainder of 2015. We intend to use future cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
Cash Flows
At June 30, 2015, we had $359 million of cash and cash equivalents, an increase of $46 million compared to the balance of $313 million at December 31, 2014. The following table summarizes our cash flows for the six months ended June 30, 2015 and 2014:

	Six Months Ended June 30,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$73	$48	$25
Investing activities	(121)	(65)	(56)
Financing activities	95	(10)	105
Effects of change in exchange rates on cash and cash equivalents	(1)	—	(1)
Net change in cash and cash equivalents	$46	$(27)	$73
For the six months ended June 30, 2015, $25 million of incremental cash was provided by operating activities compared to the same period in 2014. The change was principally due to $33 million of additional cash provided by operating results and $61 million of less cash used for accounts payable, accrued expenses and other liabilities, partially offset by a $62 million increase in relocation and trade receivables.
For the six months ended June 30, 2015, we used $56 million of incremental cash for investing activities compared to the same period in 2014. The change was primarily due to $49 million of additional cash used for acquisition related payments in the first half of 2015 compared to the first half of 2014.
For the six months ended June 30, 2015, $95 million of cash was provided by financing activities compared to $10 million of cash used during the same period in 2014. During the six months ended June 30, 2015, the Company had $120 million of net securitization obligation borrowings, partially offset by $10 million of repayments of the term loan facility and $16 million of other financing related payments. In comparison during the six months ended June 30, 2014, the Company used $10 million of cash for the repurchase of $397 million of First and a Half Lien Notes, $40 million of debt issuance costs for the 4.50% Senior Notes, $9 million of repayments of the term loan facility and $16 million of other financing related payments, partially offset by proceeds from the issuance of $450 million of 4.50% Senior Notes.

Financial Obligations
Indebtedness Table
As of June 30, 2015, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving credit facility (1)	(2)	March 2018	$475	$—	$475
Term loan facility	(3)	March 2020	1,877	1,863	—
First Lien Notes	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300	—
Securitization obligations: (4)
Apple Ridge Funding LLC (5)		June 2016	375	375	—
Cartus Financing Limited (6)		August 2015	39	14	25
Total (7)			$4,805	$4,291	$500
_______________

(1)	On July 29, 2015, the Company had no outstanding borrowings on the revolving credit facility, leaving $475 million of available capacity.

(2)
Interest rates with respect to revolving loans under the senior secured credit facility are based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,877 million term loan, less a discount of $14 million. There is 1% per annum amortization of principal. The interest rate with respect to the term loan under the senior secured credit facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)
In June 2015, Realogy Group amended the existing Apple Ridge Funding LLC securitization program utilized by Cartus. The program was extended until June 2016 and the capacity under the facility was temporarily increased from $325 million to $375 million from June 2015 until October 2015, at which time the capacity will be reduced to $325 million.

(6)	Consists of a £20 million revolving loan facility and a £5 million working capital facility.

(7)
Not included in this table, the Company had $126 million of outstanding letters of credit at June 30, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $73 million was under the unsecured letter of credit facility with a rate of 3.0%.

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
A reconciliation of net income attributable to Realogy Group to EBITDA and Adjusted EBITDA for the twelve months ended June 30, 2015 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2014	June 30, 2014	December 31, 2014	June 30, 2015	June 30, 2015
Net income attributable to Realogy Group (a)	$143	$22	$121	$65	$186
Income tax expense	87	17	70	42	112
Income before income taxes	230	39	191	107	298
Interest expense, net	267	143	124	118	242
Depreciation and amortization	190	92	98	98	196
EBITDA (b)	687	274	413	323	736
Covenant calculation adjustments:
Restructuring costs (reversals) and former parent legacy costs (benefit), net (c)					(13)
Loss on the early extinguishment of debt					20
Pro forma effect of business optimization initiatives (d)					14
Non-cash charges (e)					38
Pro forma effect of acquisitions and new franchisees (f)					16
Incremental securitization interest costs (g)					4
Adjusted EBITDA					$815
Total senior secured net debt (h)					$2,185
Senior secured leverage ratio (i)					2.68	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $100 million for the third quarter of 2014, (ii) income of $21 million for the fourth quarter of 2014, (iii) a loss of $32 million for the first quarter of 2015 and (iv) income of $97 million for the second quarter of 2015.

(b)
EBITDA consists of: (i) $273 million for the third quarter of 2014, (ii) $140 million for the fourth quarter of 2014, (iii) $58 million for the first quarter of 2015 and (iv) $265 million for the second quarter of 2015.

(c)	Consists of a net benefit of $1 million for the reversal of a restructuring reserve and a net benefit of $12 million for former parent legacy items.

(d)
Represents the twelve-month pro forma effect of business optimization initiatives including $9 million of transaction and integration costs incurred for the ZipRealty acquisition, $3 million related to business cost cutting initiatives and $2 million related to vendor renegotiations.

(e)
Represents the elimination of non-cash expenses, including $49 million of stock-based compensation expense less $10 million for the change in the allowance for doubtful accounts and notes reserves and $1 million of other items.

(f)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on July 1, 2014. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2014.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2015.

(h)
Represents total borrowings under the senior secured credit facility and borrowings secured by a first priority lien on our assets of $2,470 million plus $23 million of capital lease obligations less $308 million of readily available cash as of June 30, 2015. Pursuant to the terms of our senior secured credit facility, total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes, our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

(i)
Realogy Group’s borrowings and outstanding letters of credit issued under the revolving credit facility did not exceed 25% of the revolving credit facility's borrowing capacity at June 30, 2015, and accordingly the covenant was not applicable.

Set forth in the table below is a reconciliation of net income attributable to Realogy Group to Adjusted EBITDA for the three-month periods ended June 30, 2015 and 2014:

	Three Months Ended
	June 30, 2015	June 30, 2014
Net income attributable to Realogy	$97	$68
Income tax expense	66	51
Income before income taxes	163	119
Interest expense, net	50	73
Depreciation and amortization	52	46
EBITDA	265	238
Former parent legacy benefit, net	(1)	—
Loss on the early extinguishment of debt	—	17
Pro forma effect of business optimization initiatives	2	1
Non-cash charges	12	10
Pro forma effect of acquisitions and new franchisees	3	2
Incremental securitization interest costs	1	1
Adjusted EBITDA	$282	$269
Contractual Obligations
Our future contractual obligations as of June 30, 2015 have not changed materially from the amounts reported in our 2014 Form 10-K.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At June 30, 2015, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our revolving and term loan facilities under the senior secured credit agreement. Given that our borrowings under the senior secured credit agreement are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2015, we had variable interest rate long-term debt from our outstanding term loan of $1,877 million excluding $389 million of securitization obligations.  The weighted average interest rate on the outstanding term loan at June 30, 2015 was 3.75%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). At June 30, 2015 the one-month LIBOR rate was 0.19%; therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 0.75% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commence in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $47 million for the fair value of the interest rate swaps at June 30, 2015.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $9 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.

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
Between 2012 and 2015, the parties engaged in motion practice before the Court. To avoid further litigation expense, we entered into a settlement at the first mediation session on May 5, 2015. The settlement requires court approval and was accrued for as of June 30, 2015. In entering into this settlement, CBRBC made no admission of wrongdoing or liability, and is not obligated to change its business structures.  The Company continues to believe it properly classified the sales associates as independent contractors and would have significant defenses to the claims asserted in this action.
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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, the Company may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales agents as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry.  There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and we and our franchisees could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations. There also are changing employment-related regulatory interpretations at both the federal and state levels that could create risks around historic practices and that could require changes in business practices -- both for us and our franchisees.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: July 31, 2015
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: July 31, 2015
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

10.1
Ninth Omnibus Amendment, dated as of June 11, 2015, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011 and Crédit Agricole Corporate and Investment Bank. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on June 12, 2015).

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