Form 10-Q
period 2015-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2015-11-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,705,506 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of November 3, 2015.
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

◦
the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system and high levels of unemployment in the U.S. and abroad, which may impact all or some portion of the housing markets in which we and our franchisees operate;

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

◦
delayed homesale transaction closings that impact us or other industry participants resulting from the introduction of the Consumer Financial Protection Bureau's new rule relating to integrated mortgage disclosure forms, effective for new loan applications beginning October 3, 2015;

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

•
our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes in laws and regulations or stricter interpretations of regulatory requirements, including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales associates to employee status; and (2) the Real Estate Settlement Procedures Act ("RESPA") or state consumer protection or similar laws;

•
any adverse resolution of litigation, governmental or regulatory proceedings or arbitration awards as well as any adverse impact of decisions to voluntary modify business arrangements or enter into settlement agreements to avoid the risk of protracted and costly litigation or other proceedings;

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

•
any remaining resolutions or outcomes with respect to contingent liabilities of our former parent, Cendant Corporation ("Cendant"), under the Separation and Distribution Agreement and the Tax Sharing Agreement (each as defined in our Annual Report on Form 10-K for the year ended December 31, 2014), including any adverse impact on our future cash flows; and

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2015 and September 30, 2014 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and September 30, 2014. These interim financial statements are the responsibility of the Company's management.

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
November 5, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2015 and September 30, 2014 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2015 and September 30, 2014. These interim financial statements are the responsibility of the Company's management.

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
November 5, 2015

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues
Gross commission income	$1,251	$1,162	$3,310	$3,070
Service revenue	265	231	664	607
Franchise fees	103	96	269	251
Other	49	42	138	122
Net revenues	1,668	1,531	4,381	4,050
Expenses
Commission and other agent-related costs	855	795	2,262	2,099
Operating	381	340	1,089	1,016
Marketing	56	52	171	155
General and administrative	85	79	255	214
Former parent legacy benefit, net	(14)	(2)	(15)	(1)
Restructuring costs, net	—	(1)	—	(1)
Depreciation and amortization	55	48	153	140
Interest expense, net	70	54	188	197
Loss on the early extinguishment of debt	—	—	—	27
Other (income)/expense, net	(2)	(1)	(3)	(2)
Total expenses	1,486	1,364	4,100	3,844
Income before income taxes, equity in earnings and noncontrolling interests	182	167	281	206
Income tax expense	74	71	116	88
Equity in earnings of unconsolidated entities	(4)	(6)	(13)	(7)
Net income	112	102	178	125
Less: Net income attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Net income attributable to Realogy Holdings and Realogy Group	$110	$100	$175	$122

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.75	$0.68	$1.19	$0.84
Diluted earnings per share	$0.74	$0.68	$1.18	$0.83
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	146.6	146.0	146.5	145.9
Diluted	148.1	147.0	148.0	147.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$112	$102	$178	$125
Currency translation adjustment	(3)	(3)	(3)	(1)
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	1	—	1	—
Other comprehensive loss, before tax	(2)	(3)	(2)	(1)
Income tax expense related to items of other comprehensive income amounts	1	—	1	—
Other comprehensive loss, net of tax	(3)	(3)	(3)	(1)
Comprehensive income	109	99	175	124
Less: comprehensive income attributable to noncontrolling interests	(2)	(2)	(3)	(3)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$107	$97	$172	$121

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2015	December 31, 2014

ASSETS
Current assets:
Cash and cash equivalents	$567	$313
Trade receivables (net of allowance for doubtful accounts of $20 and $27)	171	116
Relocation receivables	351	297
Deferred income taxes	208	180
Other current assets	134	120
Total current assets	1,431	1,026
Property and equipment, net	240	233
Goodwill	3,603	3,477
Trademarks	745	736
Franchise agreements, net	1,445	1,495
Other intangibles, net	322	341
Other non-current assets	243	230
Total assets	$8,029	$7,538
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$147	$128
Securitization obligations	335	269
Due to former parent	32	51
Current portion of long-term debt	519	19
Accrued expenses and other current liabilities	460	411
Total current liabilities	1,493	878
Long-term debt	3,378	3,891
Deferred income taxes	479	350
Other non-current liabilities	286	236
Total liabilities	5,636	5,355
Commitments and contingencies (Notes 7 and 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2015 and December 31, 2014	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized 146,723,561 shares outstanding at September 30, 2015 and 146,382,923 shares outstanding at December 31, 2014	1	1
Additional paid-in capital	5,715	5,677
Accumulated deficit	(3,289)	(3,464)
Accumulated other comprehensive loss	(38)	(35)
Total stockholders' equity	2,389	2,179
Noncontrolling interests	4	4
Total equity	2,393	2,183
Total liabilities and equity	$8,029	$7,538

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
Operating Activities
Net income	$178	$125
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	153	140
Deferred income taxes	100	78
Amortization of deferred financing costs and discount	13	13
Non-cash portion of the loss on the early extinguishment of debt	—	21
Equity in earnings of unconsolidated entities	(13)	(7)
Stock-based compensation	40	32
Mark-to-market adjustments on derivatives	26	17
Other adjustments to net income	(3)	1
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(56)	(53)
Relocation receivables	(54)	(86)
Other assets	(24)	(1)
Accounts payable, accrued expenses and other liabilities	52	(4)
Due to former parent	(19)	(3)
Dividends received from unconsolidated entities	7	1
Taxes paid related to net share settlement for stock-based compensation	(5)	(4)
Other, net	—	1
Net cash provided by operating activities	395	271
Investing Activities
Property and equipment additions	(60)	(49)
Payments for acquisitions, net of cash acquired	(111)	(203)
Change in restricted cash	1	—
Other, net	(1)	(1)
Net cash used in investing activities	(171)	(253)
Financing Activities
Repayments of term loan facility	(14)	(14)
Repurchases of First and a Half Lien Notes	—	(397)
Proceeds from issuance of Senior Notes	—	450
Net change in securitization obligations	67	29
Debt transaction costs	(1)	(41)
Proceeds from exercise of stock options	3	2
Other, net	(23)	(14)
Net cash provided by financing activities	32	15
Effect of changes in exchange rates on cash and cash equivalents	(2)	(1)
Net increase in cash and cash equivalents	254	32
Cash and cash equivalents, beginning of period	313	236
Cash and cash equivalents, end of period	$567	$268
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4 for both periods presented)	$165	$197
Income tax payments, net	10	7

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. ("Realogy Holdings", "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC ("Realogy Intermediate") and Realogy Group LLC ("Realogy Group") and its consolidated subsidiaries. Realogy through its subsidiaries is a global provider of residential real estate services. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations, comprehensive income and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of September 30, 2015 and the results of operations and comprehensive income for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2014 included in the Annual Report on Form 10-K for the year ended December 31, 2014.
The Condensed Consolidated Financial Statements as of September 30, 2015 and for the three and nine month periods ended September 30, 2015 and 2014 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 5, 2015, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.
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
The following table summarizes fair value measurements by level at September 30, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$59	$—	$59
Deferred compensation plan assets (included in other non-current assets)	2	—	—	2
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
The following table summarizes the carrying amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2015		December 31, 2014
Debt	Carrying Amount	Estimated Fair Value (a)	Carrying Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	1,858	1,854	1,871	1,834
7.625% First Lien Notes	593	622	593	633
9.00% First and a Half Lien Notes	196	207	196	215
3.375% Senior Notes	500	498	500	500
4.50% Senior Notes	450	447	450	449
5.25% Senior Notes	300	305	300	291
Securitization obligations	335	335	269	269
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

Investment in PHH Home Loans
The Company owns 49.9% of PHH Home Loans, which was created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. In connection with the joint venture, the Company recorded equity earnings related to its investment in PHH Home Loans of $3 million and $11 million for the three and nine months ended September 30, 2015, respectively, and equity earnings related to its investment in PHH Home Loans of $4 million and $5 million for the three and nine months ended September 30, 2014, respectively. The Company received $5 million in cash dividends from PHH Home Loans during the nine months ended September 30, 2015 compared to no cash dividends during the same period in 2014. The Company's investment in PHH Home Loans is $60 million at September 30, 2015 and $54 million at December 31, 2014.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was an expense of $74 million and $71 million for the three months ended September 30, 2015 and September 30, 2014, respectively, and $116 million and $88 million for the nine months ended September 30, 2015 and September 30, 2014, respectively.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $31 million. As of December 31, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $27 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has five interest rate swaps with an aggregate notional value of $1,025 million to offset the variability in cash flows resulting from the term loan facility. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018 and the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018. In the third quarter of 2013, the Company entered into three additional interest rate swaps, each with a notional value of $200 million, which commenced in August 2015 and expire in August 2020. The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swap contracts	Other non-current liabilities	$59	$40
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2015	2014	2015	2014
Interest rate swap contracts	Interest expense	$16	$(3)	$27	$19
Foreign exchange contracts	Operating expense	—	(2)	(1)	(2)

Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $9 million and $10 million at September 30, 2015 and December 31, 2014, respectively, and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the nine months ended September 30, 2015 and September 30, 2014 included $13 million and $6 million, respectively, in capital lease additions, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Defined Benefit Pension Plan
The net periodic pension cost for the three months ended September 30, 2015 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $2 million mostly offset by a benefit of $2 million for the expected return on assets. The net periodic pension benefit for the three months ended September 30, 2014 was less than $1 million and was comprised of a benefit of $2 million for the expected return on assets mostly offset by interest cost and amortization of actuarial loss of $2 million.
The net periodic pension cost for the nine months ended September 30, 2015 was less than $1 million and was comprised of interest cost and amortization of actuarial loss of $6 million mostly offset by a benefit of $6 million for the expected return on assets. The net periodic pension benefit for the nine months ended September 30, 2014 was less than $1 million and was comprised of a benefit of $6 million for the expected return on assets mostly offset by interest cost and amortization of actuarial loss of $6 million.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued ASU 2015-03, Interest - Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Currently, debt issuance costs are recognized as deferred charges and recorded as other assets. The amendments in this ASU will be effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted. Upon adoption, the Company must apply the new guidance retrospectively to all prior periods presented in the financial statements. The Company had debt issuance costs of $45 million and $55 million as of September 30, 2015 and December 31, 2014, respectively, included in other assets. The Company plans to early adopt this ASU for the year ended December 31, 2015 and will apply its provisions retrospectively. Adoption of the ASU will result in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets. The debt issuance costs related to our revolving credit facilities, including securitization obligations, of $4 million and $5 million as of September 30, 2015 and December 31, 2014, respectively, will remain classified as a deferred asset within other assets as is permitted by the ASU.
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
2015 Acquisitions
During the nine months ended September 30, 2015, the Company acquired seven real estate brokerage related operations through its wholly owned subsidiary, NRT, including a large franchisee of the Real Estate Franchise segment, for aggregate cash consideration of $80 million and established $10 million of liabilities related to contingent consideration and other acquisition related liabilities. These acquisitions resulted in goodwill of $79 million, pendings and listings of $7 million, other intangibles of $1 million, other assets of $6 million and other liabilities of $3 million.
During the nine months ended September 30, 2015, the Company acquired two title and settlement operations through its wholly owned subsidiary, TRG, for cash consideration of $33 million and established $37 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $47 million, trademarks of $9 million, pendings and listings of $7 million, other intangibles of $5 million, title plant shares of $1 million and other assets of $1 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2014	$3,315	$905	$641	$402	$5,263
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2014	2,292	747	360	78	3,477
Goodwill acquired	—	79	—	47	126
Balance at September 30, 2015	$2,292	$826	$360	$125	$3,603

Intangible assets are as follows:

	As of September 30, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$574	$1,445	$2,019	$524	$1,495
Unamortizable—Trademarks (b)	$745		$745	$736		$736
Other Intangibles
Amortizable—License agreements (c)	$45	$8	$37	$45	$7	$38
Amortizable—Customer relationships (d)	530	277	253	530	256	274
Unamortizable—Title plant shares (e)	11		11	10		10
Amortizable—Pendings and listings (f)	8	8	—	2	2	—
Amortizable—Other (g)	31	10	21	25	6	19
Total Other Intangibles	$625	$303	$322	$612	$271	$341
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

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Franchise agreements	$17	$17	$50	$50
License agreements	—	—	1	1
Customer relationships	7	9	21	28
Pendings and listings	8	3	14	6
Other	1	—	4	1
Total	$33	$29	$90	$86
Based on the Company’s amortizable intangible assets as of September 30, 2015, the Company expects related amortization expense for the remainder of 2015, the four succeeding years and thereafter to be approximately $26 million, $99 million, $95 million, $94 million, $93 million and $1,349 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2015	December 31, 2014
Accrued payroll and related employee costs	$125	$120
Accrued volume incentives	32	32
Accrued commissions	41	21
Deferred income	66	73
Accrued interest	39	44
Contingent consideration for acquisitions	26	10
Other	131	111
	$460	$411
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2015	December 31, 2014
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$—
Term Loan B Facility	1,858	1,871
7.625% First Lien Notes	593	593
9.00% First and a Half Lien Notes	196	196
3.375% Senior Notes	500	500
4.50% Senior Notes	450	450
5.25% Senior Notes	300	300
Total Short & Long-Term Debt	$3,897	$3,910
Securitization Obligations:
Apple Ridge Funding LLC	$325	$255
Cartus Financing Limited	10	14
Total Securitization Obligations	$335	$269
Indebtedness Table
As of September 30, 2015, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	March 2018	$475	$—	$475
Term Loan B Facility	(3)	March 2020	1,872	1,858	—
First Lien Notes (1)	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300	—
Securitization obligations: (4)
Apple Ridge Funding LLC (5)		June 2016	375	325	50
Cartus Financing Limited (6)		August 2016	38	10	28
Total (7)			$4,799	$4,232	$553
_______________

(1)
See Note 11, "Subsequent Events" for a description of the October 2015 amendment of the Senior Secured Revolving Credit Facility and entry into a new Senior Secured Term Loan A Facility. The net proceeds of the Term Loan A Facility together with revolver borrowings were used to discharge the First Lien Notes in October 2015. As of November 3, 2015, after giving effect to the amendment of the facility, the Company had no outstanding borrowings on the Revolving Credit Facility, leaving $815 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2015 were based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,872 million Term Loan B, less a discount of $14 million. There is 1% per annum amortization of principal. The interest rate with respect to the Term Loan B Facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)
In June 2015, Realogy Group amended the existing Apple Ridge Funding LLC securitization program utilized by Cartus. The capacity under the facility was temporarily increased from $325 million to $375 million from June 2015 until October 2015, at which time the capacity was reduced to $325 million.

(6)	Consists of a £20 million revolving loan facility and a £5 million working capital facility.

(7)
Not included in this table, the Company had $135 million of outstanding letters of credit at September 30, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $82 million was under the unsecured letter of credit facility with a rate of 2.98%.

Maturities Table
As of September 30, 2015, the combined aggregate amount of maturities for long-term borrowings, excluding securitizations, for the remainder of 2015 and each of the next four years is as follows:

Year	Amount
Remaining 2015	$5
2016	519
2017	19
2018	19
2019	469
Senior Secured Credit Facility
The senior secured credit agreement, as amended and in effect as of September 30, 2015 (the "Amended and Restated Credit Agreement") provides for:

(a)
a Term Loan B Facility initially issued in the aggregate principal amount of $1,905 million with a maturity date of March 5, 2020. The Term Loan B Facility has quarterly amortization payments totaling 1% per annum of the $1,905 million of Term Loan B principal. The interest rate with respect to the Term Loan B Facility is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%); and

(b)
a $475 million Revolving Credit Facility with a maturity date of March 5, 2018, which includes (i) a $250 million letter of credit subfacility and (ii) a swingline loan subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.75% or ABR plus 1.75%.

The Amended and Restated Credit Agreement provides for a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. The capacity of the synthetic letter of credit facility is reduced by 1% per annum. As of September 30, 2015, the capacity under the synthetic letter of credit facility was $54 million and the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00, and pursuant to the October 2015 amendment discussed in Note 11, "Subsequent Events," the leverage ratio is tested quarterly, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding, and letters of credit issued, under the revolver at the testing date. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations. At September 30, 2015, Realogy Group’s senior secured leverage ratio was 2.36 to 1.00.
See Note 11, "Subsequent Events" for a description of the October 2015 amendment to the Amended and Restated Credit Agreement, pursuant to which the borrowing capacity under the Revolving Credit Facility was increased to $815 million. See Note 11, "Subsequent Events" for a description of the October 2015 Term Loan A Agreement, pursuant to which Realogy Group borrowed $435 million under a new Term Loan A Facility.
First Lien Notes
The First Lien Notes are senior secured obligations of Realogy Group and bore interest at a rate of 7.625% per annum. On October 23, 2015, Realogy Group issued a notice of redemption for all $593 million outstanding aggregate principal amount of the First Lien Notes and discharged its obligations under the related indenture. In connection with the redemption of the First Lien Notes and related discharge of the indenture, Realogy Group deposited a total of $638 million with the trustee, which included the applicable redemption premium and accrued and unpaid interest on the First Lien Notes.  The payment of the redemption price was funded with the net proceeds from the new Term Loan A Facility described above and revolver borrowings.
First and a Half Lien Notes
The First and a Half Lien Notes are senior secured obligations of Realogy Group and mature in January 2020. The First and a Half Lien Notes bear interest at a rate of 9.00% per annum and interest is payable semiannually on January 15 and July 15 of each year. The First and a Half Lien Notes are guaranteed on a senior secured basis by Realogy Intermediate and each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. The First and a Half Lien Notes are also guaranteed by Realogy Holdings, on an unsecured senior subordinated basis. The First and a Half Lien Notes are secured by the same collateral as the Company’s existing secured obligations under its Senior Secured Credit Facility and the new Term Loan A Facility. The priority of the collateral liens securing the First and a Half Lien Notes is junior to the collateral liens securing the Company’s first lien obligations under its Senior Secured Credit Facility and Term Loan A Facility.
See Note 11, "Subsequent Events" for a discussion of the Company's issuance of a notice of redemption to use cash on hand and revolver borrowings to repay the First and a Half Lien Notes on November 30, 2015.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. In August 2015, the Company increased the capacity of the facility by $7 million from $81 million as of December 31, 2014 to $88 million. $27 million of capacity of the unsecured letter of credit facility expires in June 2017, $54 million of capacity expires in August 2017 and the remaining $7 million of capacity expires in September 2018. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of September 30, 2015, $82 million of the Facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2015, Realogy Group extended the program until June 2016 and temporarily increased the capacity under the facility from $325 million to $375 million from June 2015 until October 2015, at which time the capacity was reduced to $325 million. At September 30, 2015, Realogy Group has $325 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2016. There are $10 million of outstanding borrowings on the facilities at September 30, 2015. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes and the First and a Half Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $338 million and $286 million of underlying relocation receivables and other related relocation assets at September 30, 2015 and December 31, 2014, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million and $4 million for the three and nine months ended September 30, 2015, respectively and $1 million and $4 million for the three and nine months ended September 30, 2014, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.0% and 2.4% for the nine months ended September 30, 2015 and 2014, respectively.
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
The total number of shares authorized for issuance under the plans is 9.6 million shares. As of September 30, 2015, the total number of shares available for future grants under the plans was 1.4 million shares.
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
A summary of restricted stock, restricted stock unit and performance share unit activities for the nine months ended September 30, 2015 is presented below (number of shares in millions):

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value	Performance Share Units (b)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	0.09	$27.14	0.74	$45.83	0.37	$46.63
Granted	—	—	0.62	46.52	0.43	44.69
Vested (a)	—	—	(0.30)	45.83	—	—
Forfeited	—	—	(0.02)	46.24	—	—
Unvested at September 30, 2015	0.09	$27.14	1.04	$46.21	0.80	$45.59
______________

(a)	The total fair value of restricted stock units which vested during the nine months ended September 30, 2015 was $14 million.

(b)	The PSU amounts in the table are shown at the target amount of the award.

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

2015 Options
Weighted average grant date fair value	$17.66
Weighted average expected volatility	36.1%
Weighted average expected term (years)	6.25
Weighted average risk-free interest rate	1.6%
Weighted average dividend yield	—
A summary of stock option unit activity for the nine months ended September 30, 2015 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	3.22	$30.02
Granted	0.18	46.45
Exercised (a) (b)	(0.16)	21.31
Forfeited/Expired	(0.03)	34.33
Outstanding at September 30, 2015 (c)	3.21	$31.31
______________

(a)	The intrinsic value of options exercised during the nine months ended September 30, 2015 was $4 million.

(b)	Cash received from options exercised during the nine months ended September 30, 2015 was $3 million.

(c)	Options outstanding at September 30, 2015 have an intrinsic value of $34 million and have a weighted average remaining contractual life of 6.9 years.
Stock-Based Compensation Expense
As of September 30, 2015, based on current performance achievement expectations, there was $53 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of 1.2 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $14 million and $40 million for the three and nine months ended September 30, 2015, respectively, and $11 million and $32 million for the three and nine months ended September 30, 2014, respectively.

7.	TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES
Transfer of Cendant Corporate Liabilities and Issuance of Guarantees to Cendant and Affiliates
Realogy Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Realogy), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Realogy Group has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which Realogy Group assumed and is generally responsible for 62.5%. Upon separation from Cendant, the liabilities assumed by Realogy Group were comprised of certain Cendant corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, Realogy Group would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such excess or deficiency will be reflected in the results of operations in future periods.
The due to former parent balance was $32 million and $51 million at September 30, 2015 and December 31, 2014, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2015	2014	2015	2014
Net income attributable to Realogy Holdings shareholders	$110	$100	$175	$122
Basic weighted average shares	146.6	146.0	146.5	145.9
Stock options, restricted stock, restricted stock units and performance share units (a)	1.5	1.0	1.5	1.1
Weighted average diluted shares	148.1	147.0	148.0	147.0
Earnings Per Share:
Basic	$0.75	$0.68	$1.19	$0.84
Diluted	$0.74	$0.68	$1.18	$0.83
_______________

(a)
The three and nine months ended September 30, 2015, excludes 3.6 million and 3.7 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, respectively, that are anti-dilutive to the diluted earnings per share computation. The three and nine months ended September 30, 2014, excludes 3.7 million and 3.6 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, respectively, that are anti-dilutive to the diluted earnings per share computation.

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

•
that residential real estate sales associates engaged by NRT—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against NRT for breach of contract, wage and hour classification claims, wrongful discharge and unemployment and workers' compensation and obtain benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees;

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

Real Estate Business Litigation
Bararsani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company ("CBRBC") alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees.  The Company believes that CBRBC has properly classified the sales associates as independent contractors, would have significant defenses to the claims asserted in this action and continues to operate in a manner consistent with applicable law, and longstanding, widespread industry practice for many decades. To avoid further litigation expense, we entered into a settlement on May 5, 2015. The settlement requires court approval and was accrued for as of June 30, 2015. In entering into this settlement, CBRBC made no admission of wrongdoing or liability, and is not obligated to change its business structures. The court granted preliminary approval of the settlement in August 2015.
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, wage and hour classification claims and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at September 30, 2015 and December 31, 2014. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $354 million at September 30, 2015 and $251 million at December 31, 2014. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real Estate Franchise Services	$214	$199	$578	$539
Company Owned Real Estate Brokerage Services	1,267	1,175	3,352	3,107
Relocation Services	124	125	317	318
Title and Settlement Services	147	111	362	300
Corporate and Other (c)	(84)	(79)	(228)	(214)
Total Company	$1,668	$1,531	$4,381	$4,050

_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $84 million and $228 million for the three and nine months ended September 30, 2015, respectively, and $79 million and $214 million for the three and nine months ended September 30, 2014, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $16 million and $39 million for the three and nine months ended September 30, 2015, respectively, and $13 million and $32 million for the three and nine months ended September 30, 2014, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Real Estate Franchise Services	$152	$136	$384	$352
Company Owned Real Estate Brokerage Services	96	93	177	164
Relocation Services	47	47	83	80
Title and Settlement Services	20	15	37	27
Corporate and Other (c)	(6)	(18)	(49)	(76)
Total Company	$309	$273	$632	$547
Less:
Depreciation and amortization	$55	$48	$153	$140
Interest expense, net	70	54	188	197
Income tax expense	74	71	116	88
Net income attributable to Realogy Holdings and Realogy Group	$110	$100	$175	$122
_______________

(a)
Includes a net benefit of $14 million of former parent legacy items for the three months ended September 30, 2015 compared to a net benefit of $2 million of former parent legacy items and the reversal of prior year restructuring of $1 million for the three months ended September 30, 2014.

(b)
Includes a net benefit of $15 million of former parent legacy items for the nine months ended September 30, 2015 compared to $27 million related to the loss on early extinguishment of debt, partially offset by a net benefit of $1 million of former parent legacy items and the reversal of prior year restructuring of $1 million for the nine months ended September 30, 2014.

(c)	Includes the elimination of transactions between segments.

11.	SUBSEQUENT EVENTS
October 2015 Amendment of the Senior Secured Revolving Credit Facility, Entry into a new Senior Secured Term Loan A Facility and the Redemption of First Lien Notes and First and a Half Lien Notes
In October 2015, Realogy Group amended its Revolving Credit Facility and entered into a new Term Loan A Agreement. The amendment to its Revolving Credit Facility increased the capacity from $475 million to $815 million and extended its maturity date from March 2018 to October 2020. The interest rates with respect to the new Revolving Credit Facility under the Term Loan A Facility are based on, at the Company's option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to adjustment based on the then current senior secured leverage ratio. The new Term Loan A Facility was issued in the amount of $435 million with a maturity date of October 2020. The Term Loan A Facility provides for quarterly amortization payments, commencing March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the new Term Loan A Facility are based on, at the Company's option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to adjustment based on the then current senior secured leverage ratio. The amendment to the senior secured Revolving Credit Facility and the senior secured Term Loan A Facility require the Company to maintain a maximum senior secured leverage ratio of 4.75 to 1.00, tested on a quarterly basis, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding, and letters of credit issued, under the revolver at the testing date.
The Company used the net proceeds from the Term Loan A Facility and revolver borrowings to redeem all of the outstanding $593 million of First Lien Notes and pay related premiums and accrued interest of $45 million. On October 30, 2015, the Company issued a notice of redemption to redeem all of the outstanding $196 million of First and a Half Lien Notes and pay related premiums and accrued interest of $17 million on November 30, 2015 with cash on hand and revolver borrowings.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2015, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 257,300 independent sales associates operating under our franchise and proprietary brands in the U.S. and 109 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 47,300 independent sales associates. In August 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. During 2015, we introduced ZipRealty's comprehensive, turnkey integrated ZAPTM technology platform to certain of our franchisees, ahead of a broader rollout of these tools, which we believe will increase the value proposition to our franchisees, their independent sales associates and their customers.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran Group®, Sotheby’s International Realty®, Citi Habitats and ZipRealty® brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

RECENT DEVELOPMENTS
October 2015 Amendment of the Senior Secured Revolving Credit Facility, Entry into a new Senior Secured Term Loan A Facility and the Redemption of First Lien Notes and First and a Half Lien Notes
In October 2015, Realogy Group amended its Revolving Credit Facility and entered into a new Term Loan A Agreement. The amendment to its Revolving Credit Facility increased the capacity from $475 million to $815 million and extended its maturity date from March 2018 to October 2020. The interest rates with respect to the new Revolving Credit Facility under the Term Loan A Facility are based on, at the Company's option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to adjustment based on the then current senior secured leverage ratio. The new Term Loan A Facility was issued in the amount of $435 million with a maturity date of October 2020. The Term Loan A Facility provides for quarterly amortization payments, commencing March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the new Term Loan A Facility are based on, at the Company's option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to adjustment based on the then current senior secured leverage ratio.

The amendment to the senior secured Revolving Credit Facility and senior secured Term Loan A Facility require the Company to maintain a maximum senior secured leverage ratio of 4.75 to 1.00, tested on a quarterly basis, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding, and letters of credit issued, under the revolver at the testing date.
The Company used the net proceeds from the Term Loan A Facility and revolver borrowings to redeem all of the outstanding $593 million of First Lien Notes and pay related premiums and accrued interest of $45 million. On October 30, 2015, the Company issued a notice of redemption to redeem all of the outstanding $196 million of First and a Half Lien Notes and pay related premiums and accrued interest of $17 million on November 30, 2015 with cash on hand and revolver borrowings.
Acquisition of Independence Title
In July 2015, the Company completed its acquisition of Independence Title, which is headquartered in Austin and expands the Company's market presence throughout Texas.
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
During 2014, homesale transaction volume growth slowed to 1% compared to 2013 according to NAR. The homesale transaction volume gain in 2014 was primarily driven by increasing average home prices, while the number of homesale transactions in 2014 declined year-over-year.
During the first nine months of 2015, according to NAR, homesale transaction volume increased 12% due to both an increase in homesale transactions and homesale price which was partially due to constrained inventory levels.
During the first nine months of 2015, we experienced an increase in homesale transaction volume of 9% primarily due to strong demand at the low to mid end of the housing market and more muted growth at the high-end, which particularly impacted NRT. NRT benefited from an increase in volume in 2014 in certain high-priced markets such as New York City and San Francisco. In 2015 we have seen a moderation of these markets as they return to a more normalized trend and NRT experiences a shift in the mix of homesale transactions from these high-priced markets to low and mid-priced markets in the geographic footprint served by NRT. In addition, NRT continues to experience inventory constraints in several markets which have led to a more modest level of organic growth.
According to NAR, the first-time homebuyers represented about 30% of all existing homesale transactions on average in the third quarter of 2015, which is up one percentage point from the 29% reported for the third quarter of 2014. The level of first-time homebuyers appears to be trending in a positive direction, but according to NAR is still below the historical norm of 33% for the period from August 2009 (when NAR began compiling this information) through December 2014.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.2 million homes at the end of September 2015. The September 2015 inventory represents a national average supply of 4.8 months at the current homesales pace which is below the 6.4 month 25-year average.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 158 for August 2015, 166 for 2014 and 177 for 2013. The housing affordability index, which has declined in 2015 as housing prices have increased, is still significantly higher than the average of 117 for the period from 1970 through 2005.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.1% for 2011 through 2014. While the average mortgage rate increased during 2014 to an annual average of 4.2%, the average mortgage rate for the nine months ended September 30, 2015 was 3.8%. In addition, consumers continue to have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
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
Mortgage refinancing activity declined significantly in 2014 compared to levels experienced in 2013 and 2012. According to Fannie Mae, in 2012 refinancing originations totaled $1,540 billion and decreased to $1,123 billion in 2013. In 2014, refinancing originations significantly declined further to $508 billion resulting in a 55% decline from 2013 levels. The reduction in refinancing activity in 2014 adversely impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue and profitability at our title and settlement services operations. According to Fannie Mae, during the first nine months of 2015, refinancing originations totaled $632 billion resulting in an increase of 62% from the first nine months of 2014 due to lower mortgage rates. These lower rates positively impacted our share of earnings from our PHH Home Loans venture, as well as refinancing related revenue at our title and settlement services operations in the first nine months of 2015.
Existing Homesales
According to NAR, existing homesale transactions for 2014 decreased to 4.9 million homes, down 3% compared to 2013. For the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 compared to the same periods in 2014, NAR homesale transactions increased 7%, 8% and 8%, respectively, and attained a seasonally adjusted annualized level of 5.4 million units in the third quarter of 2015. During the same periods, RFG and NRT homesale transactions on a combined basis increased 4%, 7% and 6%, respectively.
As a result of the acquisition of Coldwell Banker United in the second quarter of 2015, the Coldwell Banker United homesale transactions shifted from RFG to NRT. Closed homesale sides, including Coldwell Banker United, would have resulted in an increase in homesale transactions for RFG of 7% and 6% for the second and third quarter of 2015, respectively, compared to 2014. The 13% and 12% increase in homesale transactions for NRT for the quarters ended June 30, 2015 and September 30, 2015, respectively, both included 9 percentage points due to the inclusion of transactions from acquisitions with an individual purchase price of over $20 million (ZipRealty brokerage operations and Coldwell Banker United acquisitions). In addition, there are inventory constraints in several of NRT's higher priced markets which are causing homesale transactions in those markets to decline or be flat versus last year.
The quarterly and annual year-over-year trends in homesale transactions are as follows:

			2015 vs. 2014
	Full Year 2014 vs. 2013		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2015 vs. 2014
Number of Existing Homesales
Industry
NAR	(3)%	(a)	7%	(a)	8%	(a)	8%	(a)	7%	(b)	7%	(b)
Fannie Mae (c)	(3)%		6%		8%		7%		7%		7%
Realogy
Real Estate Franchise Services	(2)%		4%		5%	(d)	4%	(d)
Company Owned Real Estate Brokerage Services	(3)%		6%		13%	(e)	12%	(e)
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

(d)
As a result of the acquisition of Coldwell Banker United, the Coldwell Banker United drivers shifted from RFG to NRT. Closed homesale sides, including the drivers of Coldwell Banker United, would have resulted in an increase in homesale transactions for RFG of 7% and 6% for the second and third quarter of 2015, respectively, compared to 2014.

(e)
Closed homesale sides for NRT, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 4% and 3% for the second and third quarter of 2015, respectively, compared to 2014.

As of their most recent releases, NAR and Fannie Mae are both forecasting an increase of 3% in existing homesale transactions for 2016 compared to 2015. NAR believes that the improvement in the number of homesale transactions in 2015 will be due to a strengthening economy and solid job gains.
Existing Homesale Price
In 2014, the percentage change in the average price of homes brokered by RFG and NRT increased 7% and 6%, respectively, compared to 2013. For the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 compared to the same periods in 2014, NAR existing homesale average price increased 4%, 5% and 3%, respectively, while RFG and NRT average homesale price on a combined basis increased 5%, 3% and 2%, respectively. The decrease in average sales price for NRT for the second and third quarter of 2015 was due to (i) the impact of including transactions from acquisitions with purchase prices in excess of $20 million completed during or after the third quarter of 2014, which have a substantially lower average homesales prices than NRT's core operations and (ii) a modest shift in mix in transactions from high-priced markets to low and mid-priced markets in the geographic footprint served by NRT. Excluding the impact of (i) above, NRT's average homesale price would have remained flat year-over-year in the second and third quarters of 2015 compared to those same periods in 2014. The quarterly and annual year-over-year trends in the price of homes are as follows:

			2015 vs. 2014
	Full Year 2014 vs. 2013		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2015 vs. 2014
Price of Existing Homes
Industry
NAR	4%	(a)	4%	(a)	5%	(a)	3%	(a)	4%	(b)	6%	(b)
Fannie Mae (c)	6%		6%		8%		5%		4%		5%
Realogy
Real Estate Franchise Services	7%		6%		5%	(d)	5%	(d)
Company Owned Real Estate Brokerage Services	6%		3%		(4%)	(e)	(4%)	(e)

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

(d)	The acquisition of Coldwell Banker United did not have a significant impact on the average homesale price for RFG.

(e)
Average homesale price for NRT, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have remained flat for both the second and third quarters of 2015 compared to 2014.

As of their most recent releases, NAR and Fannie Mae are both forecasting a 4% increase in median existing homesale price in 2016 compared to 2015.
Legislative and Regulatory Matters
In November 2013, the Consumer Financial Protection Bureau ("CFPB") issued a final rule, which became effective for new loan applications beginning October 3, 2015. The new rule integrates certain mortgage disclosure forms and outlines new requirements related to the closing of certain real estate transactions.  The new rule mandates use of a new Closing Disclosure and requires that the Closing Disclosure be delivered three business days before closing on the loan.  Implementing the rule required changes to multiple technology platforms within TRG as well as training for all TRG personnel involved in the closing process. The adoption may result in delayed homesale transaction closings that impact us or other industry participants.
RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to certain types of providers in connection with the closing of real estate transactions involving federally-backed mortgages.  RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between brokers and agents and market-based fees for the provision of actual goods or services.  In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met.  We rely on these provisions and comply with the new Closing Disclosure requirements in conducting our business activities and believe our arrangements comply with RESPA.
With the passage of Dodd-Frank in 2010, primary responsibility for enforcement of RESPA has shifted to the CFPB.  The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than the prior regulatory authority (the Department of Housing and Urban Development) and has significantly increased the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements.  While we anticipate making certain changes to our RESPA-related business practices, we do not expect these changes to have a material impact on our operations.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent attributes of homeownership vs. renting and the influence of local housing dynamics of supply vs. demand. At this time, these factors are generally trending favorably. Factors that may negatively affect a sustained housing recovery include:

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
* * *
While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because they use survey data and estimates in their historical reports and forecasting models, which are subject to sampling error, whereas we use data based on actual reported results.  In addition to the differences in calculation methodologies, there are geographical differences and concentrations in the markets in which we operate versus the national market. For instance, comparability is impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period-over-period changes and their use of median price for their forecasts compared to our average price. Additionally, NAR historical data is subject to periodic review and revision and these revisions have been, and could be in the future, material.  NAR and Fannie Mae generally update their forecasts on a monthly basis and a subsequent forecast may change materially from a forecast that was previously issued. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period could materially differ.
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
From 2007 through December 2013, the average homesale broker commission rate remained fairly stable; however, in 2014 we experienced a modest decline in the average broker commission rate. Although in 2015, the average broker commission rate has been stable at 2014 levels, we expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. This is particularly relevant in periods when there is constrained housing inventory. A continuing housing recovery should result in an increase in our revenues, although such increases could be offset by modestly declining brokerage commissions.
In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  In addition, these tiered volume incentives only impact the incremental revenues recorded and the calculation of the net effective royalty rate.  From 2009 to 2013, the net effective royalty rate declined due to several factors including a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees that generally were not sizable enough to earn significant rebates, and in 2012 and 2013 an increase in overall homesale transaction volume. In 2014, the net effective royalty rate remained at the 2013 level and in the first nine months of 2015 the net effective royalty rate remained relatively flat compared to the first nine months of 2014.
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
Our Company Owned Real Estate Brokerage Services segment has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Real Estate Franchise Services segment has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Company Owned Real Estate Brokerage Services segment and our Real Estate Franchise Services segment based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by our Company Owned Real Estate Brokerage Services segment. Such share of commissions earned by sales associates varies by region and commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker. While competition has and will continue to put pressure on the commission splits necessary to attract and maintain relationships with highly productive sales associates, the lead generation and other initiatives implemented by our Company Owned Brokerage Services segment have enabled commission splits in the aggregate to remain relatively flat.
Within our Relocation Services segment, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In our Title and Settlement Services segment, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of our Title and Settlement Services segment; however, the financial results are not significantly impacted by a change in homesale price. In addition, although the average mortgage rate declined in the first nine months of 2015 compared to the first nine months of 2014 and refinancing transactions increased as a result, we believe that an increase in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
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
The following table presents our drivers for the three and nine months ended September 30, 2015 and 2014. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2015	2014	% Change	2015	2014	% Change
Real Estate Franchise Services (a) (b)
Closed homesale sides	318,873	306,338	4%	838,305	803,760	4%
Average homesale price	$267,296	$255,780	5%	$262,959	$249,782	5%
Average homesale broker commission rate	2.52%	2.51%	1 bps	2.52%	2.52%	—
Net effective royalty rate	4.47%	4.49%	(2) bps	4.49%	4.48%	1 bps
Royalty per side	$312	$301	4%	$309	$294	5%
Company Owned Real Estate Brokerage Services
Closed homesale sides (c)	99,789	89,472	12%	259,411	233,960	11%
Average homesale price (d)	$479,874	$498,650	(4%)	$490,463	$501,324	(2%)
Average homesale broker commission rate	2.48%	2.46%	2 bps	2.46%	2.47%	(1) bps
Gross commission income per side	$12,524	$12,985	(4%)	$12,756	$13,130	(3%)
Relocation Services
Initiations	42,303	44,019	(4%)	131,999	133,223	(1%)
Referrals	30,010	29,259	3%	77,065	73,101	5%
Title and Settlement Services
Purchase title and closing units (e)	41,245	32,355	27%	98,484	86,234	14%
Refinance title and closing units (f)	9,989	6,520	53%	29,300	20,129	46%
Average fee per closing unit	$1,932	$1,803	7%	$1,839	$1,783	3%
_______________

(a)	Includes all franchisees except for our Company Owned Real Estate Brokerage Services segment.

(b)
In April 2015, the Company Owned Real Estate Brokerage Services segment acquired a large franchisee of the Real Estate Franchise Services segment. As a result of the acquisition, the drivers of the acquired entity shifted from the Real Estate Franchise Services segment to the Company Owned Real Estate Brokerage Services segment. Closed homesale sides for the Real Estate Franchise Services segment, excluding the impact of the acquisition, would have increased 6% for both the three and nine months ended September 30, 2015 compared to 2014. The acquisition did not have a significant impact on the change in average homesale price for the Real Estate Franchise Services segment.

(c)
Closed homesale sides for the Company Owned Real Estate Brokerage Services segment, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 3% for both the three and nine months ended September 30, 2015 compared to 2014.

(d)
Average homesale price for the Company Owned Real Estate Brokerage Services segment, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have remained flat and increased 1% for the three and nine months ended September 30, 2015, respectively, compared to 2014.

(e)	The amounts presented for the three and nine months ended September 30, 2015 include 7,320 purchase units as a result of the acquisition of Independence Title on July 1, 2015.

(f)	The amounts presented for the three and nine months ended September 30, 2015 include 1,847 refinance units as a result of the acquisition of Independence Title on July 1, 2015.
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
Three Months Ended September 30, 2015 vs. Three Months Ended September 30, 2014
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2015	2014	Change
Net revenues	$1,668	$1,531	$137
Total expenses (1)	1,486	1,364	122
Income before income taxes, equity in earnings and noncontrolling interests	182	167	15
Income tax expense	74	71	3
Equity in earnings of unconsolidated entities	(4)	(6)	2
Net income	112	102	10
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net income attributable to Realogy Holdings and Realogy Group	$110	$100	$10
_______________

(1)
Total expenses for the three months ended September 30, 2015 includes a net benefit of $14 million of former parent legacy items. Total expenses for the three months ended September 30, 2014 includes a net benefit of $2 million of former parent legacy items and the reversal of prior year restructuring of $1 million.

Net revenues increased $137 million (9%) for the three months ended September 30, 2015 compared with the three months ended September 30, 2014, principally due to increases in revenue at the Company Owned Real Estate Brokerage Services and Real Estate Franchise Services segments primarily driven by an increase in homesale transaction volume as well as an increase in revenue at the Title and Settlement Services segment due to an increase in resale and refinance volume.
Total expenses increased $122 million (9%) primarily due to:

•	a $60 million increase in commission and other sales associate-related costs due to the increase in homesale transaction volume at our Company Owned Real Estate Brokerage Services segment;

•	a $47 million increase in operating and general and administrative expenses primarily driven by:

◦	a $17 million increase in employee-related costs of which $10 million represents the change in incentive accruals due to the achievement of higher incentive levels in the current year;

◦
$15 million of additional employee-related costs associated with acquisitions at the Title and Settlement Services and Company Owned Real Estate Brokerage Services segments completed during and after the third quarter of 2014; and

◦	a $21 million increase in variable operating costs at the Title and Settlement Service segment as a result of increases in volume;
partially offset by a $6 million reduction of operating expenses primarily at the Real Estate Franchise Services and Relocation Services segments.

•
a $16 million increase in interest expense for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $16 million in the third quarter of 2015 compared to gains of $3 million in the same period of 2014, partially offset by the impact of lower interest expense as a result of a reduction in total outstanding indebtedness and weighted average interest rate; and

•	a $4 million increase in marketing expenses primarily due to higher advertising spending at the Company Owned Real Estate Brokerage Services segment;
partially offset by,

•
a $12 million increase in the net benefit of former parent legacy items for the three months ended September 30, 2015 compared to the three months ended September 30, 2014 as a result of a tax liability adjustment of $14 million during the three months ended September 30, 2015 compared to $2 million in the same period of 2014.

Equity in earnings of unconsolidated entities declined by $2 million primarily due to a decrease in earnings from PHH Home Loans.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $74 million for the three months ended September 30, 2015 compared to $71 million for the three months ended September 30, 2014. Our effective tax rate was 40% for the three months ended September 30, 2015 and 41% for the three months ended September 30, 2014.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended September 30, 2015 and 2014:

	Revenues (a)			EBITDA (b)			EBITDA Margin
	2015	2014	% Change	2015	2014	% Change	2015	2014	Change
Real Estate Franchise Services	$214	$199	8%	$152	$136	12%	71%	68%	3
Company Owned Real Estate Brokerage Services	1,267	1,175	8	96	93	3	8	8	—
Relocation Services	124	125	(1)	47	47	—	38	38	—
Title and Settlement Services	147	111	32	20	15	33	14	14	—
Corporate and Other	(84)	(79)	*	(6)	(18)	*
Total Company	$1,668	$1,531	9%	$309	$273	13%	19%	18%	1
Less: Depreciation and amortization				55	48
Interest expense, net				70	54
Income tax expense				74	71
Net income attributable to Realogy Holdings and Realogy Group				$110	$100
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $84 million and $79 million during the three months ended September 30, 2015 and 2014, respectively.

(b)
EBITDA for the three months ended September 30, 2015 includes a net benefit of $14 million of former parent legacy items. EBITDA for the three months ended September 30, 2014 includes a net benefit of $2 million of former parent legacy items and the reversal of prior year restructuring of $1 million.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues increased 1 percentage point to 19% from 18% primarily due to an improvement in the operating results of the Real Estate Franchise Services segment and a $12 million increase in the net benefit of former parent legacy items for the three months ended September 30, 2015 compared to the three months ended September 30, 2014.
On a segment basis, the Real Estate Franchise Services segment margin increased 3 percentage points to 71% from 68% due to an increase in franchisee royalty revenue driven by an increase in homesale transactions and higher price. The Company Owned Real Estate Brokerage Services segment margin remained flat at 8% due to an increase in the average homesale broker commission rate offset by lower gross commission income per side as a result of recent acquisitions which diluted average sales price. The Relocation Services segment margin remained flat at 38%. The Title and Settlement Services segment margin remained flat at 14%.
Corporate and Other EBITDA for the three months ended September 30, 2015 improved $12 million to negative $6 million primarily due to a $12 million increase in the net benefit of former parent legacy items as a result of a tax liability adjustment during the three months ended September 30, 2015 compared to the same period in 2014 and the absence in 2015 of $6 million of transaction and integration costs incurred for the ZipRealty acquisition, partially offset by a $4 million increase in employee related costs of which $3 million is due to greater performance incentive accruals in 2015.
Real Estate Franchise Services
Revenues increased $15 million to $214 million and EBITDA increased $16 million to $152 million for the three months ended September 30, 2015 compared with the same period in 2014.
The increase in revenue was primarily driven by a $6 million increase in third-party domestic franchisee royalty revenue due to a 5% increase in the average homesale price and a 4% increase in the number of homesale transactions, as well as a $5 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment. Marketing revenue and expense both increased $1 million primarily due to the timing of advertising spending in the third quarter of 2015 compared with the same period in 2014.
The intercompany royalties received from our Company Owned Real Estate Brokerage Services segment of $81 million and $76 million during the third quarter of 2015 and 2014, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $16 million increase in EBITDA was principally due to the $15 million increase in revenues discussed above and a $3 million decrease in expenses related to the timing of conferences and franchisee events, partially offset by a $2 million increase in employee-related costs, which include higher incentive performance accruals and staffing costs related to the full quarter impact of ZipRealty which was acquired on August 14, 2014 and the rollout of the ZAPTM platform to our franchisees.
Company Owned Real Estate Brokerage Services
Revenues increased $92 million to $1,267 million and EBITDA improved $3 million to $96 million for the three months ended September 30, 2015 compared with the same period in 2014.
Revenue increased $40 million primarily due to an increase in commission income earned on homesale transactions and $52 million due to the acquisition of ZipRealty and Coldwell Banker United. The revenue increase was driven by a 12% increase in the number of homesale transactions partially offset by a 4% decrease in the average price of homes. The 12% increase in homesale transactions was due to two factors: (i) 3% from higher activity in most of the geographic regions we serve and (ii) 9% from the acquisition of ZipRealty and Coldwell Banker United. The 4% decrease in the average price of homes was a result of these recent acquisitions which operate in markets with lower average sales prices. The average sales price, excluding these acquisitions, would have remained flat year-over-year in the third quarter of 2015 compared to the third quarter of 2014 as a result of robust volume in the high-end markets in 2014 compared to 2015.
EBITDA increased $3 million primarily due to the increase in revenue discussed above, partially offset by:

•	a $60 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•
a $14 million increase in employee-related costs, of which $6 million was attributable to acquisitions completed during and after the third quarter of 2014 and $4 million for incremental incentive compensation accruals;

•	a $5 million increase in royalties paid to our Real Estate Franchise Services segment;

•	a $4 million increase in marketing expenses, of which $3 million relates to acquisitions completed during and after the third quarter of 2014;

•	a $4 million increase in occupancy costs related to acquisitions completed during and after the third quarter of 2014; and

•	a $1 million decrease in equity earnings related to our investment in PHH Home Loans.

Relocation Services
Revenues decreased $1 million to $124 million and EBITDA remained flat at $47 million for the three months ended September 30, 2015 compared with the same quarter in 2014.
Revenues decreased $1 million as a result of a $1 million decrease in at-risk revenue and a $1 million decrease in other relocation revenue offset by a $1 million increase in referral revenue primarily due to higher average fees and volume.
EBITDA remained flat at $47 million as a result of the decrease in revenues discussed above offset by a $1 million net positive impact from foreign currency exchange rates in the third quarter of 2015 compared to the third quarter of 2014.
Title and Settlement Services
Revenues increased $36 million to $147 million and EBITDA increased $5 million to $20 million for the three months ended September 30, 2015 compared with the same quarter in 2014.
The increase in revenues was driven by a $10 million increase in underwriter revenue and a $3 million increase in refinancing revenue as a result of the 53% increase in refinance title and closing units. Resale title and closing units increased 27%, primarily due to a 22% increase related to acquisitions, resulting in $22 million of additional revenue in 2015 compared to the same period in 2014.
EBITDA increased $5 million as a result of the increase in revenues discussed above, partially offset by a $21 million increase in variable operating costs as a result of the increase in volume discussed above and an increase of $12 million in employee-related costs, primarily related to acquisitions.
Nine Months Ended September 30, 2015 vs. Nine Months Ended September 30, 2014
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2015	2014	Change
Net revenues	$4,381	$4,050	$331
Total expenses (1)	4,100	3,844	256
Income before income taxes, equity in earnings and noncontrolling interests	281	206	75
Income tax expense	116	88	28
Equity in earnings of unconsolidated entities	(13)	(7)	(6)
Net income	178	125	53
Less: Net income attributable to noncontrolling interests	(3)	(3)	—
Net income attributable to Realogy Holdings and Realogy Group	$175	$122	$53
_______________

(1)
Total expenses for the nine months ended September 30, 2015 includes a net benefit of $15 million of former parent legacy items. Total expenses for the nine months ended September 30, 2014 includes $27 million related to the loss on the early extinguishment of debt, partially offset by a net benefit $1 million of former parent legacy items and the reversal of prior year restructuring of $1 million.

Net revenues increased $331 million (8%) for the nine months ended September 30, 2015 compared with the nine months ended September 30, 2014, principally due to increases in revenues at the Company Owned Real Estate Brokerage Services and Real Estate Franchise Services segments primarily driven by an increase in homesale transaction volume as well as an increase in revenue at the Title and Settlement Service segment due to an increase in resale and refinance volume.
Total expenses increased $256 million (7%) primarily due to:

•	a $163 million increase in commission and other sales associate-related costs due to the increase in homesale transaction volume at our Company Owned Real Estate Brokerage Services segment;

•	a $114 million increase in operating and general and administrative expenses primarily driven by:

◦	a $54 million increase in employee-related costs of which $36 million represents the change in incentive accruals due to the achievement of higher incentive levels in the current year;

◦	$26 million of additional employee-related costs associated with acquisitions completed during and after the third quarter of 2014; and

◦	a $37 million increase in variable operating costs at the Title and Settlement Service segment as a result of increases in volume; and

•	a $16 million increase in marketing expenses due to higher advertising spending at the Company Owned Real Estate Brokerage Services and Real Estate Franchise Services segments;
partially offset by,

•	a $27 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions during the first half of 2014;

•
a $14 million increase in the net benefit of former parent legacy items for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 as a result of a tax liability adjustment of $15 million during the nine months ended September 30, 2015 compared to $1 million in the same period of 2014; and

•
a $9 million decrease in interest expense for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014 primarily due to the impact of lower interest expense as a result of a reduction in total outstanding indebtedness and weighted average interest rate, partially offset by the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $27 million in 2015 compared to losses of $19 million in the same period of 2014.

Equity in earnings of unconsolidated entities improved $6 million due to an increase in earnings from PHH Home Loans.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $116 million for the nine months ended September 30, 2015 compared to $88 million for the nine months ended September 30, 2014. Our effective tax rate was 39% for the nine months ended September 30, 2015 and 41% for the nine months ended September 30, 2014.
Following is a more detailed discussion of the results of each of our reportable segments during the nine months ended September 30, 2015 and 2014:

	Revenues (a)			EBITDA (b)			EBITDA Margin
	2015	2014	% Change	2015	2014	% Change	2015	2014	Change
Real Estate Franchise Services	$578	$539	7%	$384	$352	9%	66%	65%	1
Company Owned Real Estate Brokerage Services	3,352	3,107	8	177	164	8	5	5	—
Relocation Services	317	318	—	83	80	4	26	25	1
Title and Settlement Services	362	300	21	37	27	37	10	9	1
Corporate and Other	(228)	(214)	*	(49)	(76)	*
Total Company	$4,381	$4,050	8%	$632	$547	16%	14%	14%	—
Less: Depreciation and amortization				153	140
Interest expense, net				188	197
Income tax expense				116	88
Net income attributable to Realogy Holdings and Realogy Group				$175	$122
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $228 million and $214 million during the nine months ended September 30, 2015 and 2014, respectively.

(b)
EBITDA for the nine months ended September 30, 2015 includes a net benefit of $15 million of former parent legacy items. EBITDA for the nine months ended September 30, 2014 includes $27 million related to the loss on early extinguishment of debt, partially offset by a net benefit of $1 million of former parent legacy items and the reversal of prior year restructuring of $1 million.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 14% due to a $27 million decrease in the loss on the early extinguishment of debt related to refinancing and repayment transactions in the first half of 2014, a $14 million increase in the net benefit of former parent legacy items as a result of a tax liability adjustment and a $6 million increase in equity earnings related to our investment in PHH Home

Loans, partially offset by lower gross commission income per side as a result of recent acquisitions at the Company Owned Real Estate Brokerage Services segment.
On a segment basis, the Real Estate Franchise Services segment margin increased 1 percentage point to 66% from 65% due to an increase in franchisee royalty revenue driven by an increase in homesale transactions and higher price. The Company Owned Real Estate Brokerage Services segment margin remained flat at 5% due to an increase in equity earnings related to our investment in PHH Home Loans offset by lower gross commission income per side as a result of recent acquisitions which diluted average sales price. The Relocation Services segment margin increased 1 percentage point to 26% from 25% primarily due to higher referral volume and the net positive impact from foreign currency exchange rates. The Title and Settlement Services segment margin increased 1 percentage point to 10% from 9% primarily due to the positive margin impact related to an increase in resale and refinance volume.
Corporate and Other EBITDA for the nine months ended September 30, 2015 improved $27 million to negative $49 million primarily due to the absence in 2015 of a $27 million loss on the early extinguishment of debt related to refinancing and repayment transactions that occurred during the first half of 2014, a $14 million increase in the net benefit of former parent legacy items as a result of a tax liability adjustment during the nine months ended September 30, 2015 compared to the same period in 2014 and the absence in 2015 of $6 million of transaction and integration costs incurred for the ZipRealty acquisition, partially offset by a $12 million increase in employee-related costs of which $8 million is due to greater performance incentive accruals in 2015.
Real Estate Franchise Services
Revenues increased $39 million to $578 million and EBITDA increased $32 million to $384 million for the nine months ended September 30, 2015 compared with the same period in 2014.
The increase in revenue was primarily driven by a $21 million increase in third-party domestic franchisee royalty revenue due to a 5% increase in the average homesale price and a 4% increase in the number of homesale transactions, as well as a $14 million increase in royalties received from our Company Owned Real Estate Brokerage Services segment. The increases in revenue were partially offset by a $4 million decrease in international revenues. Marketing revenue and expense both increased $4 million primarily due to the timing of advertising spending during the first nine months of 2015 compared with the same period in 2014.
The intercompany royalties received from our Company Owned Real Estate Brokerage Services segment of $218 million and $204 million during the nine months ended September 30, 2015 and 2014, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to the Real Estate Franchise Services segment.
The $32 million increase in EBITDA was principally due to the $39 million increase in revenues discussed above and a $3 million decrease in expenses related to the timing of conferences and franchisee events, partially offset by an $8 million increase in employee-related costs, which include higher incentive performance accruals and staffing costs related to the impact of ZipRealty which was acquired on August 14, 2014 and the rollout of the ZAPTM platform to our franchisees.
Company Owned Real Estate Brokerage Services
Revenues increased $245 million to $3,352 million and EBITDA improved $13 million to $177 million for the nine months ended September 30, 2015 compared with the same period in 2014.
Revenue increased $121 million primarily due to an increase in commission income earned on homesale transactions and $124 million due to the acquisition of ZipRealty and Coldwell Banker United. The revenue increase was driven by an 11% increase in the number of homesale transactions partially offset by a 2% decrease in the average price of homes. The 11% increase in homesale transactions was due to two factors: (i) 3% from higher activity in most of the geographic regions we serve and (ii) 8% from the acquisition of ZipRealty and Coldwell Banker United. The 2% decrease in the average price of homes was diluted as a result of these recently acquired brokerages which operate in markets with lower average sales prices. The average sales price, excluding these acquisitions, would have increased 1% for the nine months ended September 30, 2015 compared with the same period in 2014 as a result of robust volume in the high-end markets in 2014 compared to 2015.

EBITDA increased $13 million primarily due to the increase in revenue discussed above and a $6 million increase in equity earnings related to our investment in PHH Home Loans, partially offset by:

•	a $163 million increase in commission expenses paid to independent real estate sales associates as a result of the increase in revenues;

•
a $42 million increase in employee-related costs, of which $17 million was attributable to acquisitions completed during and after the third quarter of 2014 and $15 million for incremental incentive compensation accruals;

•	a $14 million increase in royalties paid to our Real Estate Franchise Services segment;

•	a $9 million increase in occupancy costs, of which $8 million relates to acquisitions completed during and after the third quarter of 2014; and

•	an $11 million increase in marketing expenses, of which $7 million relates to acquisitions completed during and after the third quarter of 2014.
Relocation Services
Revenues decreased $1 million to $317 million and EBITDA increased $3 million to $83 million for the nine months ended September 30, 2015 compared with the same period in 2014.
Revenues decreased $1 million as a result of a $3 million decrease in international revenue primarily due to the impact of foreign exchange rates, a $2 million decrease in at-risk revenue due to lower transaction volume and a $2 million decrease in other relocation revenue, partially offset by a $6 million increase in referral revenue primarily due to higher volume and average fees.
EBITDA increased $3 million which was driven by an $8 million net positive impact from foreign currency exchange rates, partially offset by a $6 million increase in other employee related costs.
Title and Settlement Services
Revenues increased $62 million to $362 million and EBITDA increased $10 million to $37 million for the nine months ended September 30, 2015 compared with the same period in 2014.
The increase in revenues was driven by a $23 million increase in underwriter revenue and a $9 million increase in refinancing revenue as a result of the 46% increase in refinance title and closing units. Resale title and closing units increased 14%, primarily due to a 9% increase related to acquisitions, resulting in $30 million of additional revenue in 2015 compared to the same period in 2014.
EBITDA increased $10 million as a result of the $62 million increase in revenues discussed above, partially offset by an increase of $37 million in variable operating costs as a result of the increase in volume discussed above and an increase of $17 million in employee-related costs, primarily related to acquisitions.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2015	December 31, 2014	Change
Total assets	$8,029	$7,538	$491
Total liabilities	5,636	5,355	281
Total equity	2,393	2,183	210
For the nine months ended September 30, 2015, total assets increased $491 million primarily due to a $254 million increase in cash, a $126 million increase in goodwill from acquisitions at our Company Owned Brokerage Services and Title and Settlement Services segments, a $54 million increase in relocation receivables due to the timing of a large group move as well as seasonal increases at the Relocation Services segment, a $55 million increase in trade receivables driven by seasonal increases in volume and a $28 million increase in deferred tax assets, partially offset by a $69 million decrease in franchise agreements and other intangible assets due to amortization.
Total liabilities increased $281 million due to a $66 million increase in securitization obligations due to the timing of a large group move as well as seasonal increases at the Relocation Services segment, a $129 million increase in deferred tax liabilities, a $19 million increase in accounts payable and a $49 million increase in accrued expenses and other current liabilities of which $16 million relates to an increase in contingent consideration as a result of acquisitions.
Total equity increased $210 million primarily due to net income of $175 million for the nine months ended September 30, 2015 and $38 million of additional paid in capital related to stock-based compensation.
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
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013, 2014 and for the first nine months of 2015. We expect to continue to generate positive cash flows for the remainder of 2015. We intend to use future cash flow primarily to further reduce indebtedness. We may from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
Cash Flows
At September 30, 2015, we had $567 million of cash and cash equivalents, an increase of $254 million compared to the balance of $313 million at December 31, 2014. The following table summarizes our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine Months Ended September 30,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$395	$271	$124
Investing activities	(171)	(253)	82
Financing activities	32	15	17
Effects of change in exchange rates on cash and cash equivalents	(2)	(1)	(1)
Net change in cash and cash equivalents	$254	$32	$222
For the nine months ended September 30, 2015, $124 million of incremental cash was provided by operating activities compared to the same period in 2014. The change was principally due to $58 million of additional cash provided by operating results, $56 million less cash used for accounts payable, accrued expenses and other liabilities primarily due to higher incentive accruals in 2015 and $29 million more cash provided due to a net decrease in relocation and trade receivables, partially offset by $23 million less cash due to an increase in other assets.
For the nine months ended September 30, 2015, we used $82 million of less cash for investing activities compared to the same period in 2014. The change was primarily due to $92 million of less cash used for acquisition related payments, partially offset by $11 million more cash used for property and equipment additions in the first nine months of 2015 compared to the same period in 2014.
For the nine months ended September 30, 2015, $32 million of cash was provided by financing activities compared to $15 million of cash provided during the same period in 2014. During the nine months ended September 30, 2015, the Company had $67 million of net securitization obligation borrowings, partially offset by $14 million of repayments of the Term Loan B Facility and $23 million of other financing related payments including payments related to interest rate swaps and contingent consideration. In comparison during the nine months ended September 30, 2014, $15 million of net cash was provided by financing activities as a result of the proceeds from the issuance of $450 million of 4.50% Senior Notes and a $29 million increase in net securitization obligations borrowings, partially offset by the repurchase of $397 million of First and a Half Lien Notes, $41 million of debt issuance costs for the 4.50% Senior Notes, $14 million of repayments of the Term Loan B Facility and $14 million of other financing related payments.

Financial Obligations
Indebtedness Table
As of September 30, 2015, the total capacity, outstanding borrowings and available capacity under the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Total Capacity	Outstanding Borrowings	Available Capacity
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	March 2018	$475	$—	$475
Term Loan B Facility	(3)	March 2020	1,872	1,858	—
First Lien Notes (1)	7.625%	January 2020	593	593	—
First and a Half Lien Notes	9.00%	January 2020	196	196	—
Senior Notes	3.375%	May 2016	500	500	—
Senior Notes	4.50%	April 2019	450	450	—
Senior Notes	5.25%	December 2021	300	300	—
Securitization obligations: (4)
Apple Ridge Funding LLC (5)		June 2016	375	325	50
Cartus Financing Limited (6)		August 2016	38	10	28
Total (7)			$4,799	$4,232	$553
_______________

(1)
See below for a description of the October 2015 amendment of the Senior Secured Revolving Credit Facility and the entry into a new Senior Secured Term Loan A Facility. The net proceeds of the Term Loan A Facility together with revolver borrowings were used to discharge the First Lien Notes in October 2015. As of November 3, 2015, after giving effect to the amendment of the Facility, the Company had no outstanding borrowings on the Revolving Credit Facility, leaving $815 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2015 were based on, at Realogy Group’s option, (a) adjusted LIBOR plus 2.75% or (b) JPMorgan Chase Bank, N.A.'s prime rate ("ABR") plus 1.75%.

(3)
Consists of a $1,872 million Term Loan B, less a discount of $14 million. There is 1% per annum amortization of principal. The interest rate with respect to the Term Loan B Facility is based on, at Realogy Group’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(5)
In June 2015, Realogy Group amended the existing Apple Ridge Funding LLC securitization program utilized by Cartus. The capacity under the facility was temporarily increased from $325 million to $375 million from June 2015 until October 2015, at which time the capacity was reduced to $325 million.

(6)	Consists of a £20 million revolving loan facility and a £5 million working capital facility.

(7)
Not included in this table, the Company had $135 million of outstanding letters of credit at September 30, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $82 million was under the Unsecured Letter of Credit Facility with a rate of 2.98%.

October 2015 Amendment of the Senior Secured Revolving Credit Facility, Entry into a new Senior Secured Term Loan A Facility and the Redemption of First Lien Notes and First and a Half Lien Notes
In October 2015, Realogy Group amended its Revolving Credit Facility and entered into a new Term Loan A Agreement. The amendment to its Revolving Credit Facility increased the capacity from $475 million to $815 million and extended its maturity date from March 2018 to October 2020. The interest rates with respect to the new Revolving Credit Facility under the Term Loan A Facility are based on, at the Company's option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to adjustment based on the then current senior secured leverage ratio. The new Term Loan A Facility was issued in the amount of $435 million with a maturity date of October 2020. The Term Loan A Facility provides for quarterly amortization payments, commencing March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the new Term Loan A Facility are based on, at the Company's option, adjusted LIBOR plus 2.25% or ABR plus 1.25%, in each case subject to adjustment based on the then current senior secured leverage ratio. The amendment to the senior secured Revolving Credit Facility and the senior secured Term Loan A Facility require the Company to maintain a maximum senior secured leverage ratio of 4.75 to 1.00, tested on a quarterly basis, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding, and letters of credit issued, under the revolver at the testing date.

The Company used the net proceeds from the Term Loan A Facility and revolver borrowings to redeem all of the outstanding $593 million of First Lien Notes and pay related premiums and accrued interest of $45 million. On October 30, 2015, the Company issued a notice of redemption to redeem all of the outstanding $196 million of First and a Half Lien Notes and pay related premiums and accrued interest of $17 million on November 30, 2015 with cash on hand and revolver borrowings.
Pro forma Indebtedness Table
The following table sets forth the Company's cash and cash equivalents balance and outstanding borrowings under the Company's borrowing arrangements on a pro forma basis giving effect to the transactions described above:

	As of September 30, 2015
	Actual	As Adjusted
Cash and cash equivalents (1)	$567	$357

Senior Secured Credit Facility:
Revolving Credit Facility (2)	$—	$215
Term Loan A Facility	—	435
Term Loan B Facility	1,858	1,858
First Lien Notes	593	—
First and a Half Lien Notes	196	—
Senior Notes	500	500
Senior Notes	450	450
Senior Notes	300	300
Securitization obligations:
Apple Ridge Funding LLC	325	325
Cartus Financing Limited	10	10
Total Debt	$4,232	$4,093
_______________

(1)
As adjusted cash and cash equivalents reflects net proceeds of $426 million from the Term Loan A Facility, $215 million of borrowings on its Revolving Credit Facility and $210 million of cash on hand to redeem all of the outstanding $593 million of First Lien Notes and all of the outstanding $196 million First and a Half Lien Notes plus related premiums and accrued interest of $62 million.

(2)	As adjusted revolver borrowings reflect $215 million of outstanding borrowings on the Revolving Credit Facility, leaving $600 million of available capacity.
See Note 5, "Short and long-term debt", in the condensed consolidated financial statements for additional information on the Company's indebtedness.
Covenants under the Senior Secured Credit Facility and Indentures
The Senior Secured Credit Facility and the indentures governing the First Lien Notes, First and a Half Lien Notes and the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:

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
The senior secured leverage ratio, not to exceed 4.75 to 1.00, is tested quarterly. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted EBITDA. Total senior secured net debt does not include the First and a Half Lien Notes, other indebtedness secured by a lien that is pari passu or junior in priority to the First and a Half Lien Notes, unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations.
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
A reconciliation of net income attributable to Realogy Group to EBITDA and Adjusted EBITDA for the twelve months ended September 30, 2015 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2014	September 30, 2014	December 31, 2014	September 30, 2015	September 30, 2015
Net income attributable to Realogy Group (a)	$143	$122	$21	$175	$196
Income tax (benefit) expense	87	88	(1)	116	115
Income before income taxes	230	210	20	291	311
Interest expense, net	267	197	70	188	258
Depreciation and amortization	190	140	50	153	203
EBITDA (b)	687	547	140	632	772
Covenant calculation adjustments:
Former parent legacy costs (benefit), net (c)					(24)
Loss on the early extinguishment of debt					20
Pro forma effect of business optimization initiatives (d)					15
Non-cash charges (e)					38
Pro forma effect of acquisitions and new franchisees (f)					15
Incremental securitization interest costs (g)					5
Adjusted EBITDA					$841
Total senior secured net debt (h)					$1,983
Senior secured leverage ratio					2.36	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $21 million for the fourth quarter of 2014, (ii) a loss of $32 million for the first quarter of 2015, (iii) income of $97 million for the second quarter of 2015 and (iv) income of $110 million for the third quarter of 2015.

(b)
EBITDA consists of: (i) $140 million for the fourth quarter of 2014, (ii) $58 million for the first quarter of 2015, (iii) $265 million for the second quarter of 2015 and (iv) $309 million for the third quarter of 2015.

(c)	Consists of a net benefit of $24 million for former parent legacy items.

(d)
Represents the twelve-month pro forma effect of business optimization initiatives including $9 million of transaction and integration costs incurred for the ZipRealty acquisition, $5 million related to business cost cutting initiatives and $1 million related to other items.

(e)	Represents the elimination of non-cash expenses, including $49 million of stock-based compensation expense less $11 million for the change in the allowance for doubtful accounts and notes reserves.

(f)
Represents the estimated impact of acquisitions and new franchisees as if they had been acquired or signed on October 1, 2014. Franchisee sales activity is comprised of new franchise agreements as well as growth acquired by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2014.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2015.

(h)
Represents total borrowings under the Senior Secured Credit Facility and borrowings secured by a first priority lien on our assets of $2,465 million plus $24 million of capital lease obligations less $506 million of readily available cash as of September 30, 2015. Pursuant to the terms of our Senior Secured Credit Facility, total senior secured net debt does not include the First and a Half Lien

Notes, other indebtedness secured by a lien on our assets that is pari passu or junior in priority to the First and a Half Lien Notes, our securitization obligations or unsecured indebtedness, including the Unsecured Notes.
Set forth in the table below is a reconciliation of net income attributable to Realogy Group to Adjusted EBITDA for the three-month periods ended September 30, 2015 and 2014:

	Three Months Ended
	September 30, 2015	September 30, 2014
Net income attributable to Realogy	$110	$100
Income tax expense	74	71
Income before income taxes	184	171
Interest expense, net	70	54
Depreciation and amortization	55	48
EBITDA	309	273
Restructuring costs (reversals) and former parent legacy benefit, net	(14)	(3)
Pro forma effect of business optimization initiatives	1	4
Non-cash charges	10	10
Pro forma effect of acquisitions and new franchisees	1	2
Incremental securitization interest costs	1	1
Adjusted EBITDA	$308	$287
Contractual Obligations
Our future contractual obligations as of September 30, 2015 have not changed materially from the amounts reported in our 2014 Form 10-K.
See "Financial Obligations" for a description of the October 2015 amendment of the Revolving Credit Facility, entry into a new Senior Secured Term Loan A Facility and the redemption of First Lien Notes and First and a Half Lien Notes.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured credit facilities. At September 30, 2015, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our revolving and term loan facilities under the Senior Secured Credit Agreement. Given that our borrowings under the Senior Secured Credit Agreement are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2015, we had variable interest rate long-term debt from our outstanding term loan of $1,872 million excluding $335 million of securitization obligations.  The weighted average interest rate on the outstanding term loan at September 30, 2015 was 3.75%. The interest rate with respect to the term loan is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). At September 30, 2015 the one-month LIBOR rate was 0.19%; therefore we have estimated that a 0.25% increase in LIBOR would have no impact on our annual interest expense due to the 0.75% LIBOR floor.
We have entered into five interest rate swaps to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. The first swap, with a notional value of $225 million, commenced in July 2012 and expires in February 2018, the second swap, with a notional value of $200 million, commenced in January 2013 and expires in February 2018, and the remaining three swaps each have a notional value of $200 million, commenced in August 2015 and expire in August 2020. The five swaps with an aggregate notional value of $1,025 million help to protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.24% to 2.89%. The Company has recognized a liability of $59 million for the fair value of the interest rate swaps at September 30, 2015.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $9 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Bararsani v. Coldwell Banker Residential Brokerage Company. On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company ("CBRBC") alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees.  The Company believes that CBRBC has properly classified the sales associates as independent contractors, would have significant defenses to the claims asserted in this action and continues to operate in a manner consistent with applicable law, and longstanding, widespread industry practice for many decades. To avoid further litigation expense, we entered into a settlement on May 5, 2015. The settlement requires court approval and was accrued for as of June 30, 2015. In entering into this settlement, CBRBC made no admission of wrongdoing or liability, and is not obligated to change its business structures. The court granted preliminary approval of the settlement in August 2015.
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
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur. In addition, class action lawsuits or regulatory proceedings challenging practices that have broad impact can be costly to defend and, depending on the class size and claims, could be costly to settle. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, the Company may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales agents as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry.  There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and we and our franchisees could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations. There also are changing employment-related regulatory interpretations at both the federal and state levels that could create risks around historic practices and that could require changes in business practices—both for us and our franchisees.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 5, 2015
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 5, 2015
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

10.1*
Amended and Restated Amendment No. 2 to the Strategic Relationship Agreement, dated October 21, 2015 by and among Realogy Services Group, LLC, Realogy Services Venture Partner LLC, PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC.

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