Form 10-K
period 2015-12-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2016-02-24
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Realogy Holdings Corp. held by non-affiliates as of the close of business on June 30, 2015 was $6.8 billion. There were 146,752,841 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of February 19, 2016.
Realogy Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Realogy Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the Annual Meeting of Stockholders to be held May 4, 2016 are incorporated by reference into Part III of this report.
~~_______________________________________________________________________________________________________________________________________________________________________________~~

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this Annual Report and our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans" and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that the following important factors could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

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

◦
the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system, disruptions in a major geoeconomic region, or equity or commodity markets and high levels of unemployment in the U.S. and abroad, which may impact all or a portion of the housing markets in which we and our franchisees operate;

◦	increasing mortgage rates and/or constraints on the availability of mortgage financing;

◦
legislative, tax or regulatory changes (including changes in regulatory interpretations or enforcement practices) that would adversely impact the residential real estate market, including changes relating to the Real Estate Settlement Procedures Act ("RESPA") and potential reforms of Fannie Mae and Freddie Mac, and potential tax code reform;

◦
continued or lengthier delays in homesale transaction closings that impact us or other industry participants resulting from the Consumer Financial Protection Bureau's rule relating to integrated mortgage disclosure forms, which became effective for new loan applications beginning October 3, 2015;

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

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees at current net effective royalty rates, or to realize royalty revenue growth from them;

•
our inability to renew existing franchise agreements at current net effective royalty rates, or to maintain or enhance our value proposition to franchisees, including but not limited to our ability to successfully develop, license and scale our ZAPSM technology to our franchisees;

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

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by their independent sales associates or employees or third parties with which our franchisees have business relationships;

•
competition, whether through traditional competitors or competitors with alternative business models, as well as competition for our franchisees and competition for our company owned brokerage business to attract and retain independent sales associates and managers;

•	loss or attrition among our senior executives or other key employees;

•	we may be unable to achieve or maintain cost savings and other benefits from our restructuring activities;

•	our restructuring activities could have an adverse impact on our operations;

•
our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes in laws and regulations or stricter interpretations of regulatory requirements, including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales associates to employee status; and (2) RESPA or state consumer protection or similar laws;

•
any adverse resolution of litigation, governmental or regulatory proceedings or arbitration awards as well as any adverse impact of decisions to voluntarily modify business arrangements or enter into settlement agreements to avoid the risk of protracted and costly litigation or other proceedings;

•	the general impact of emerging technologies on our business;

•
our inability to obtain new technologies and systems, to replace or introduce new technologies and systems as quickly as our competitors and in a cost-effective manner or to achieve the benefits anticipated from new technologies or systems;

•
the failure or significant disruption of our operations from various causes related to our critical information technologies and systems including cybersecurity threats to our data and customer, franchisee and independent sales associate data as well as reputational or financial risks associated with a loss of any such data;

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

•	risks relating to our ability to refinance our indebtedness or incur additional indebtedness;

•	changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits or the loss of one or more significant Affinity clients;

•	an increase in the claims rate of our title underwriter and an increase in mortgage rates could adversely impact the revenue of our title and settlement services segment;

•
our inability to securitize certain assets of our relocation business, which would require us to find an alternative source of liquidity that may not be available, or if available, may not be on favorable terms;

•	risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation ("PHH");

•
any remaining resolutions or outcomes with respect to contingent liabilities of our former parent, Cendant Corporation ("Cendant"), under the Separation and Distribution Agreement and the Tax Sharing Agreement (described elsewhere in this Report and incorporated by reference as exhibits to this Report), including any adverse impact on our future cash flows; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under "Item 1A.—Risk Factors" and "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report, may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.

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
TRADEMARKS AND SERVICE MARKS
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report include the CENTURY 21®, COLDWELL BANKER®, ERA®, CORCORAN®, COLDWELL BANKER COMMERCIAL®, SOTHEBY’S INTERNATIONAL REALTY®, BETTER HOMES AND GARDENS® and ZIPREALTY® marks, which are registered in the United States and/or registered or pending registration in other jurisdictions, as appropriate to the needs of our relevant business. Each trademark, trade name or service mark of any other company appearing in this Annual Report is owned by such company.
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report includes data, forecasts and information obtained from independent trade associations, industry publications and surveys and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. As noted in this Annual Report, the National Association of Realtors ("NAR"), the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac") were the primary sources for third-party industry data and forecasts. While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because:

•	they use survey data and estimates in their historical reports and forecasting models, which are subject to sampling error, whereas we use data based on actual reported results;

•
there are geographical differences and concentrations in the markets in which we operate versus the national market. For example, many of our company owned brokerage offices are geographically located where average homesale prices are generally higher than the national average and therefore NAR survey data will not correlate with NRT's results;

•
comparability is also impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period-over-period changes and their use of median price for their forecasts compared to our average price;

•	NAR historical data is subject to periodic review and revision and these revisions have been and could be material in the future; and

•	NAR and Fannie Mae generally update their forecasts on a monthly basis and a subsequent forecast may change materially from a forecast that was previously issued.
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
Realogy Holdings is not a party to the Senior Secured Credit Facility and Term Loan A Facility and certain references in this report to our consolidated indebtedness exclude Realogy Holdings with respect to indebtedness under the Senior Secured Credit Facility and Term Loan A Facility. In addition, while Realogy Holdings is a guarantor of Realogy Group's obligations under its unsecured notes, Realogy Holdings is not subject to the restrictive covenants in the indentures governing such indebtedness.
As used in this report, the terms "3.375% Senior Notes," "4.50% Senior Notes" and "5.25% Senior Notes" refer to our 3.375% Senior Notes due 2016, our 4.50% Senior Notes due 2019 and our 5.25% Senior Notes due 2021, respectively, and referred to collectively with the term "Unsecured Notes".
The terms "9.00% First and a Half Lien Notes" and "7.625% First Lien Notes" refer to our 9.00% Senior Secured Notes due 2020 and our 7.625% Senior Secured Notes due 2020, respectively, which were all redeemed in 2015.
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
We estimate that our U.S. market penetration of existing homesale transaction volume was approximately 26.8% for 2015 versus 27.2% in 2014 and 26.2% in 2013.  We measure market penetration by the ratio of (a) existing homesale transaction volume (sides times average sales price) in which we and our franchisees participate—on either the buy or sell side of the transaction but not both—to (b) the total existing homesale transaction volume based on NAR’s historical survey data and then excluding for-sale-by-owner transactions and non-brokerage transactions.
We estimate that our U.S. market share of all existing homesale transaction volume was approximately 16.3% in 2015 versus 16.7% in 2014 and 16.1% in 2013.  We measure our market share by the ratio of (a) the existing homesale transaction volume in which we and our franchisees participate to (b) NAR's existing homesale transaction volume—calculated by doubling the number of existing homesale transactions reported by NAR to account for both the buy and sell sides of a transaction multiplied by average sales price.
Our revenue is derived on a fee-for-service basis, and given our breadth of complementary service offerings, we are able to generate fees from multiple aspects of a residential real estate transaction. Our operating platform is supported by our portfolio of industry leading franchise brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate and we also own and operate Corcoran®, Citi HabitatsSM and ZipRealty® brands. Our multiple brands and operations allow us to derive revenue from many different segments of the residential real estate market, in many different geographies and at varying price points.
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

Real Estate Franchise Services. We are the largest franchisor of residential real estate brokerages in the world through our portfolio of well-known brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate. At December 31, 2015, our real estate franchise systems (inclusive of our company owned brokerage operations) had approximately 13,600 offices worldwide in 110 countries and territories. This included approximately 6,000 brokerage offices in the U.S. and approximately 256,800 independent sales associates worldwide, including approximately 181,500 independent sales associates operating under our franchise and proprietary brands in the U.S. The average tenure among U.S. franchisees is approximately 21 years as of December 31, 2015. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology, training and education to facilitate our franchisees in growing their business and increasing their revenue and profitability. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our 99% retention rate as of December 31, 2015. Our retention rate represents the annual franchisee gross commission income as of December 31 of the previous year generated by our franchisees that remain in our franchise systems one year later, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. In August 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. During 2015, we installed ZipRealty's comprehensive, integrated ZAPSM technology platform with approximately 390 of our approximately 2,700 franchisees and, consistent with our previously disclosed plan, anticipate rolling this product out to a broader franchisee base over the next two years. We believe the ZAP technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers.
Company Owned Real Estate Brokerage Services. We own and operate the largest residential real estate brokerage business in the U.S. under the Coldwell Banker®, Corcoran®, Sotheby's International Realty®, ZipRealty® and Citi HabitatsSM brand names. We offer full-service residential brokerage services through approximately 790 company owned brokerage offices with approximately 47,000 independent sales associates in more than 50 of the 100 largest metropolitan areas of the U.S. NRT, as the broker for a home buyer or seller, derives revenues primarily from gross commission income received at the closing of real estate transactions. NRT also has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans LLC ("PHH Home Loans"), our home mortgage venture with PHH. Our home mortgage joint venture with PHH is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless the relocation client expresses another arrangement or exclusivity is waived by PHH). To complement its residential brokerage services, NRT offers home ownership services that include comprehensive single-family residential property management in many of the nation's largest rental markets.
Relocation Services. We are a leading global provider of outsourced employee relocation services. We are the largest provider of such services in the U.S. and also operate in key international relocation destinations. We offer a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for the employee and employer. Our relocation services business serves corporations, including 58% of the Fortune 50 companies. We also service affinity organizations such as insurance companies and credit unions that provide our services to their members. In 2015, we assisted in approximately 168,000 corporate and affinity relocations in nearly 150 countries for approximately 1,000 active clients. As of December 31, 2015, our top 25 relocation clients had an average tenure of approximately 20 years with us.
Title and Settlement Services. We assist with the closing of real estate transactions by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses, as well as a targeted channel of large financial institution clients, including PHH. In 2015, TRG was involved in the closing of approximately 169,000 transactions of which approximately 59,000 related to NRT. In addition to our own title and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution and relocation clients on a national basis. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.
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
Industry Trends
Industry definition.  We primarily operate in the U.S. residential real estate industry, which is approximately a $1.6 trillion industry based on 2015 transaction volume (i.e. average homesale price times number of new and existing homesale transactions) and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent the most attractive segment of the residential real estate industry for the following reasons:

•
the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 5.8 million homesales in the U.S. in 2015, NAR estimates that approximately 5.3 million were existing homesales, representing approximately 91% of the overall sales as measured in units;

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

•
while substantially all homebuyers start their search for a home using the internet, according to NAR, 87% of homes were sold using an agent or broker in 2015 compared to 79% in 2001. We believe that the enhanced service and value offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term.

Cyclical nature of industry.  The U.S. residential real estate industry is cyclical, but has historically shown strong growth over time. Based on information published by NAR, existing homesale units increased at a compound annual growth rate, or CAGR, of 2.0% from 1972 through 2015, with 27 annual increases, versus 16 annual decreases. During that same period, median existing homesale prices increased at a CAGR of 4.9% (not adjusted for inflation) from 1972 through 2015, a period that included four economic recessions. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) grew at a CAGR of 7.0% from 1972 through 2015.

Commencing in the second half of 2005 and continuing through 2011, the U.S. residential real estate industry was in a significant and lengthy downturn. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale units declined by 40% and the median existing homesale price declined by 24%.
Beginning in 2012, the U.S. residential real estate industry began its recovery. According to NAR, in the first two years of the current housing recovery—2012 and 2013—homesale transaction volume (average homesale price multiplied by homesale transactions) improved 15% and 19%, respectively, and the industry experienced significant refinancing activity. We believe that the improvement in 2012 and 2013 was driven by high affordability of home ownership and demand that built up during an extended period of economic uncertainty, as well as historically low mortgage rates and lower home inventory levels leading to increases in homesale prices.
During 2014, homesale transaction volume growth slowed to 1% compared to 2013 according to NAR, with an increase in average home prices offsetting the year-over-year decline in homesale transactions. During 2015, homesale transaction volume increased 11% compared to 2014 according to NAR. The homesale transaction volume gain in 2015 was driven by an increase in the number of homesale transactions and increasing average home prices. In summary, based upon data published by NAR from 2011 to 2015, the number of annual U.S. existing homesale units and the median existing homesale price improved by 23% and 33%, respectively.
As of their most recent releases, Fannie Mae and NAR are forecasting a 3% and 2% increase in existing homesale transactions in 2016 compared to 2015, respectively. With respect to homesale prices, Fannie Mae and NAR are forecasting a 5% and 4% increase in median existing homesale prices for 2016 compared to 2015, respectively. For 2017, Fannie Mae and NAR are forecasting a 2% and 4% increase in homesale transactions compared to 2016, respectively. With respect to homesale prices, Fannie Mae and NAR are both forecasting a 4% increase in median existing homesale prices in 2017 compared to 2016.
Favorable long-term demographics.  We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the U.S. economy, positive demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based factors. We believe that the residential real estate market will benefit over the long term from expected positive fundamentals, including the following factors:

•
based on U.S. Census data and NAR, from 1991 through 2015, the average number of existing homesale transactions as a percentage of U.S. households was approximately 4.4%, compared to an average of approximately 3.9% from 2007 through 2015. During the same period, the number of U.S. households grew from 94 million in 1991 to 125 million in 2015. We believe that as the U.S. economy stabilizes, the number of existing homesale transactions as a percentage of U.S. households will progress to the 4.4% mean level and the number of annual existing homesale transactions will increase; and

•
according to the 2015 State of the Nation's Housing Report compiled by the Harvard Joint Center for Housing Studies, household growth is projected to return to its longer-run average of just under 1.2 million annually in 2015 through 2025. The sheer size of the millennial generation, which is already larger than the baby boom generation at the same stage of life, will drive most of this growth.

Participation in Multiple Aspects of the Residential Real Estate Market
We participate in services associated with many aspects of the residential real estate market. Our four complementary businesses and mortgage joint venture work together, allowing us to generate revenue at various points in a residential real estate transaction, including the purchase or sale of homes, corporate relocation and affinity services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sale associates and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and affinity clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees and affinity members using Cartus® relocation services and we offer customers (purchasers and sellers) of both our owned and franchised brokerage businesses convenient title and settlement services. These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans. All four of our businesses and our mortgage joint venture can derive revenue from the same real estate transaction.

Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry. Our real estate franchise brands are listed in the following chart, which includes information as of December 31, 2015 for both our franchised and company owned offices:

Franchise Brands (1)
Worldwide Offices (2)	6,900	3,000	2,350	835	300	160
Worldwide Brokers and Sales Associates (2)	101,400	84,800	36,800	18,800	10,200	2,100
U.S. Annual Sides	411,731	730,128	120,919	100,297	62,738	N/A
# of Countries with Owned or Franchised Operations	78	45	34	63	2	44

Characteristics	World's largest residential real estate sales organization Identified by consumers as the most recognized name in real estate Significant international office footprint	Longest running national real estate brand in the U.S. (since 1906) Known for innovative consumer services, marketing and technology	Driving value through innovation and collaboration Highest percentage of international offices among international brands	Synonymous with luxury Strong ties to auction house established in 1744 Rapid international growth	Growing real estate brand launched in July 2008 Unique relationship with a leading media company, including largest lifestyle magazine in the U.S.	A commercial real estate franchise organization Serves a wide range of clients from corporations to small businesses to individual clients and investors
_______________

(1)	Does not include Corcoran®, ZipRealty® and Citi HabitatsSM.

(2)	Includes an aggregate of 7,600 offices and 75,250 related brokers and sales associates of franchisees of master franchisors, based upon information reported to us by the master franchisors.
Real Estate Franchise Services
Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain and expand existing franchises and most importantly, provide branding and support to our franchisees. At December 31, 2015, our real estate franchise systems had approximately 13,600 offices worldwide in 110 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 6,000 brokerage offices in the U.S.
We derive substantially all of our real estate franchising revenues from royalties received under long-term franchise agreements with our domestic franchisees (typically ten years in duration) and NRT. These royalties are based on a percentage of the franchisees' sales commission earned from closed homesale sides (either the "buy" side or the "sell" side of a real estate transaction), which we refer to as gross commission income. Our franchisees pay us royalties, net of volume incentives achieved (other than NRT), for the right to operate under one of our trademarks and to utilize the benefits of the franchise systems. We provide our franchisees with certain systems and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates, and support our franchisees with servicing programs, technology, education and market information, as well as branding-related marketing which is funded through contributions by our franchisees and us (including NRT). We operate and maintain an Internet-based reporting system for our domestic franchisees which generally allows them to electronically transmit listing information and other relevant reporting data to our websites. We also own and operate websites for each of our brands for the benefit of our franchisees.
The 2014 acquisition of ZipRealty reflects the Company's ongoing commitment to enhancing the value proposition we provide to our franchisees, including technology-enabled solutions. During 2015, we installed ZipRealty's comprehensive, integrated ZAPSM technology platform with approximately 390 of our approximately 2,700 franchisees, ahead of a broader rollout of these tools. We believe the ZAP platform will increase the value proposition to our franchisees, their independent sales associates and their customers by:

•	aiding in generating additional homesale transactions for our franchisees and their independent sales associates;

•	connecting those associates to a predictive customer relationship management (CRM) tool; and

•	informing them with valuable client insight to help those associates increase their productivity.
ZipRealty has developed the ZAPSM platform from a real estate brokerage perspective to enhance the real estate transaction experience for customers, independent sales associates and our franchisees.
RFG's domestic annual net royalty revenues from franchisees other than our company owned brokerages can be represented by multiplying (1) that year's total number of closed homesale sides in which those franchisees participated by (2) the average sale price of those homesales by (3) the average brokerage commission rate charged by these franchisees by (4) RFG's net effective royalty rate. The net effective royalty rate represents the average percentage of our franchisees' commission revenues paid to us as a royalty, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. The domestic royalty revenue from NRT is also calculated by multiplying homesale sides by average sale price by average brokerage commission rate by 6% royalty rate. NRT does not get volume incentives. In addition to domestic royalty revenue, RFG earns royalty revenue from international affiliates, marketing fees, upfront international fees and preferred alliance program and other revenue. The following chart illustrates the key drivers for revenue earned by RFG:
We believe one of our strengths is the strong relationships that we have with our franchisees as evidenced by the retention rate of 99% as of December 31, 2015. Our retention rate represents the annual franchisee gross commission income as of December 31 of the previous year generated by our franchisees that remain in our franchise systems on an annual basis, measured against the annual gross commission income of all franchisees as of December 31 of the previous year. On average, our domestic franchisees' tenure with our brands was approximately 21 years as of December 31, 2015. During 2015, none of our franchisees (other than NRT) generated more than 1% of our real estate franchise business revenues.
The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are very limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee for the franchisee's principal office plus, upon the receipt of any commission income, a royalty fee in most cases equal to 6% of their commission income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The volume incentive is calculated for each franchisee as a progressive percentage of each franchisee's annual gross revenue subject to royalty payments for each calendar year. Under the current form of the franchise agreements, the volume incentive varies for each franchise system, and generally ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table on an annual basis, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program.

Each franchise system requires all franchisees and company owned offices to make monthly contributions to marketing funds maintained by each brand. These contributions are used for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations and/or other marketing-related activities, such as lead generation, all to promote and further the recognition of each brand and its independent franchisees. In addition to the contributions from franchisees and company owned offices, the Real Estate Franchise Services group is generally required to make contributions to one of the marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.
Under certain circumstances, we extend conversion notes (development advance notes were issued prior to 2009) to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees' existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of independent sales associates and offices operated by independent brokerages. Many franchisees use the proceeds from the conversion notes to change stationery, signage and marketing materials, upgrade technology and websites, or to assist in acquiring companies or recruiting agents. The notes are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain revenue performance based thresholds, the notes are forgiven ratably over the term of the franchise agreement. If the revenue performance thresholds are not met, franchisees are required to repay all or a portion of the outstanding notes.
In addition to offices owned and operated by our franchisees, we, through NRT, own and operate approximately 750 offices under the Coldwell Banker®, Coldwell Banker Commercial® and Sotheby's International Realty® brand names. NRT pays intercompany royalty fees and marketing fees to our Real Estate Franchise Services Segment in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. NRT is not eligible for any volume incentives.
In the U.S., we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators.  Elsewhere, for all brands other than Sotheby's International Realty, we generally employ a master franchise model, whereby we contract with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. In the case of Sotheby's International Realty, a direct franchising model is generally utilized. Under both the direct and the master franchise model, we typically enter into long-term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties.  Under the master franchise model, the ongoing royalties we receive are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts. Under the direct franchise model, a royalty fee is paid to us on transactions conducted by our franchisees in the applicable country or region.
We also offer third-party service providers an opportunity to market their products to our franchisees and their independent sales associates and customers through our preferred alliance program. To participate in this program, service providers generally agree to provide preferred pricing to our franchisees and/or their customers or independent sales associates and to pay us some combination of an initial licensing or access fee, subsequent marketing fees and/or commissions based upon our franchisees' or independent sales associates' usage of the preferred alliance vendors.
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
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith. The license agreement between Realogy and Meredith is for a 50-year term, with a renewal option for another 50 years at our option. We paid an annual minimum licensing fee of $4 million in 2015.

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
Company Owned Real Estate Brokerage Services
Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 50 of the 100 largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under the Coldwell Banker® and Sotheby's International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise, such as Corcoran®, ZipRealty® and Citi HabitatsSM. As of December 31, 2015, we had approximately 790 company owned brokerage offices, approximately 5,100 employees and approximately 47,000 independent sales associates working with these company owned offices.
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2015, our average homesale broker commission rate was 2.46% which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. NRT, as a franchisee of RFG, pays a royalty fee of 6% per transaction to RFG from the commission earned on a real estate transaction. The following chart illustrates the key drivers for revenue earned by NRT:
In addition, as a full-service real estate brokerage company, we promote the complementary services of our relocation and title and settlement services businesses, as well as PHH Home Loans. We believe we provide integrated services that enhance the customer experience.
When we assist the seller in a real estate transaction, independent sales associates generally provide the seller with a full-service marketing program, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on websites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, independent sales associates generally help the buyer in locating specific properties that meet the buyer's personal and financial specifications, show properties to the buyer, assist the buyer in negotiating (where permissible) and preparing for closing the transaction.
At December 31, 2015, we operated approximately 90% of our offices under the Coldwell Banker® brand name, 5% of our offices under the Sotheby's International Realty® brand name and 5% of our offices under the Corcoran®, Citi HabitatsSM and ZipRealty® brand names combined. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our Sotheby's International Realty® offices in several regions throughout the U.S, and Corcoran® offices in New York City, the Hamptons (New York), and Palm Beach, Florida.
We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to attract, retain and effectively coordinate with independent sales associates who can successfully engage and promote transactions from new and existing clients.
We have a dedicated group of professionals whose function is to identify, evaluate and complete acquisitions. We are continuously evaluating acquisitions that will allow us to enter into new markets and to profitably expand our existing markets through "tuck-in" acquisitions. Following the completion of an acquisition, we tend to consolidate the newly acquired operations with our existing operations. By consolidating operations, we reduce or eliminate duplicative costs, such as advertising, rent and administrative support. By utilizing our existing infrastructure to coordinate with a broader network of independent sales associates and revenue base, we can enhance the profitability of our operations. We also seek to enhance the profitability of newly acquired operations by strategies that increase the productivity of the newly affiliated independent sales associates. We offer these independent sales associates supplemental tools and marketing information that are often unavailable at smaller firms, such as access to sophisticated information technology and ongoing technical support, increased brand advertising and brand marketing support, relocation referrals, and a wide offering of brokerage-related services.
Our real estate brokerage business has a contract with Cartus under which the brokerage business provides brokerage services to relocating employees of the clients of Cartus. When receiving a referral from Cartus, our brokerage business seeks to assist the relocating employee in completing a homesale or home purchase. Upon completion of a homesale or home purchase, our brokerage business receives a commission on the purchase or sale of the property and is obligated to pay Cartus a portion of such commission as a referral fee. We believe that these fees are comparable to the fees charged by other relocation companies.
PHH Home Loans, our home mortgage venture with PHH, a publicly traded company, has a 50-year term, subject to earlier termination. We own 49.9% of the home mortgage venture and PHH owns the remaining 50.1%. PHH Home Loans is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless the relocation client expresses another arrangement or exclusivity is waived by PHH). Either party has the right to terminate the joint venture upon the occurrence of certain events, such as a material breach or the insolvency of the other party.  In addition, we may terminate the joint venture upon a change of control of PHH involving certain entities enumerated by us (and which may be updated by us once every two years) or any competitor of ours.  Upon any termination of the joint venture by us as a result of any of the events described in this paragraph, we may require that PHH purchase our interest or sell its interest to a buyer designated by us.
In addition, we may terminate the joint venture at our election by providing two years' prior notice to PHH at any time and PHH may terminate the venture at its election effective January 31, 2030, by notice delivered no earlier than three years, but not later than two years, before such date.  If we exercise our two-year termination right, we may require that PHH purchase our interest or sell its interest to a buyer designated by us.  The purchase price of the joint venture interest being sold by Realogy or PHH, as the case may be, will be the fair value of such interest determined through a valuation process and in the case of Realogy putting its shares to PHH, taking into account the automatic termination of all other agreements.
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
Relocation Services
Through our subsidiary, Cartus, we are a leading global provider of outsourced employee relocation services. We primarily offer corporate clients employee relocation services, such as:

•	homesale assistance, including:

◦	the valuation, inspection, purchasing and selling of a transferee's home;

◦	the issuance of home equity advances to transferees permitting them to purchase a new home before selling their current home (these advances are generally guaranteed by the client);

◦	certain home management services;

◦	assistance in locating a new home; and

◦	closing on the sale of the old home, generally at the instruction of the client;

•	expense processing, relocation policy counseling, relocation-related accounting, including international assignment compensation services, and other consulting services;

•
arranging household goods moving services, approximately 60,000 domestic and international shipments in 2015, and providing support for all aspects of moving a transferee's household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

•	coordinating visa and immigration support, intercultural and language training, and expatriation/repatriation counseling and destination services; and

•	group move management services providing coordination for moves involving a large number of transferees to or from a specific regional area over a short period of time.
The wide range of our services allows our Cartus clients to outsource their entire relocation programs to us.

In 2015, we assisted in approximately 168,000 corporate and affinity relocations in nearly 150 countries for approximately 1,000 active clients, including 58% of the Fortune 50 companies as well as affinity organizations. Cartus has operations in the U.S. and internationally in the United Kingdom, Canada, Hong Kong, Singapore, China, India, Brazil, Germany, France, Switzerland and the Netherlands.
Substantially all homesale service transactions for clients are classified as "no risk." Under "no risk" business, the client is responsible for reimbursement of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the resale of the transferee's home. Clients are responsible for reimbursement of all other direct costs associated with the relocation including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally, we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced money. This limits our exposure on "no risk" homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to these "no risk" homesale services.
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
About 12% of our relocation revenue in 2015 was derived from our affinity services, which provides real estate services, including home buying and selling assistance, as well as mortgage assistance to organizations such as insurance companies and credit unions that have established members who are buying or selling a home. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. These member benefits and services help the organizations attract new members and retain current members.
We also manage the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Cartus requires experienced brokers and independent sales associates and obtains background checks on all members of the network. Member brokers of the Cartus Broker Network receive referrals from our relocation services, affinity business and each other in exchange for a referral fee. The Cartus Broker Network closed approximately 88,000 real estate transactions in 2015 related to relocation, affinity, and broker-to-broker activity.
The following chart illustrates the key drivers for revenue generated by Cartus:

Title and Settlement Services
Our title and settlement services business, TRG, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We are licensed as a title agent in 42 states and Washington, D.C., and have physical locations in 24 states and Washington, D.C. We issue title insurance policies on behalf of large national underwriters as well as through our Dallas-based subsidiary, Title Resources Guaranty Company ("Title Resources"). Title Resources is a title insurance underwriter licensed in 28 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2015, we had approximately 411 offices, approximately 222 of which are co-located within one of our company owned brokerage offices.
Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search and examination function is performed by the agent. The title agent and underwriter split the premium. The amount of such premium "split" is determined by agreement between the agency and underwriter, or is promulgated by state law. We derive revenue through fees charged in real estate transactions for rendering the services described above, fees charged for escrow and closing services, and a percentage of the title premium on each title insurance policy sold. We have entered into underwriting agreements with various underwriters, which state the conditions under which we may issue a title insurance policy on their behalf. For policies issued through our agency operations, assuming no negligence on our part, we are not typically liable for losses under those policies; rather the title insurer is typically liable for such losses.
Our company owned brokerage operations are the principal source of our title and settlement services business for homesale transactions. Other sources of our title and settlement services homesale business include our real estate franchise business, Cartus and unaffiliated brokerage operations. For refinance transactions, we generate title and escrow revenues from PHH and other financial institutions throughout the mortgage lending industry. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices. The capture rate of our title and settlement services business from company owned brokerage operations was approximately 41% in 2015.
We coordinate a national network of escrow and closing agents (some of whom are our employees, while others are attorneys in private practice and independent title companies) to provide full-service title and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers and independent real estate sales associates. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.
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

Competition
Real Estate Franchise Business. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. Our largest national competitors in this industry include, but are not limited to, three large franchisors: Keller Williams Realty, Inc.; HSF Affiliates LLC—a joint venture controlled by HomeServices of America that operates Berkshire Hathaway HomeServices, Prudential Real Estate and Real Living Real Estate; and RE/MAX International, Inc. In addition, a real estate broker may choose to affiliate with a regional chain or choose not to affiliate with a franchisor and remain unaffiliated. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value and quality of the brand, tools and services, the nature of those services offered to franchisees including the availability of financing, the fees the franchisees must pay and by the state of the housing industry.
The ability of our real estate brokerage franchisees to compete with other real estate brokerages is important to our prospects for growth. Their ability to compete may be affected by the quality of independent sales associates, the location of offices, the services provided to independent sales associates, the number of competing offices in the vicinity, affiliation with a recognized brand name, community reputation, technology and other factors. A franchisee's success may also be affected by national, regional and local economic conditions.
Real Estate Brokerage Business. The real estate brokerage industry is highly competitive, particularly in the metropolitan areas in which our owned brokerage businesses operate. In addition, the industry has relatively low barriers to entry for new participants. Companies compete for sales and marketing business primarily on the basis of services offered, reputation, personal contacts and brokerage commissions. We compete with other national independent real estate organizations, including HomeServices of America (generally doing business as Berkshire Hathaway) in certain of our markets, franchisees of our brands and of other national real estate franchisors such as Keller Williams Realty, Inc. and RE/MAX International, Inc., franchisees of local and regional real estate franchisors, regional independent real estate organizations such as Weichert Realtors and Long & Foster Real Estate, discount and limited service brokerages, smaller niche companies competing in local areas and companies employing technologies intended to disrupt the traditional brokerage model.
We compete to attract and retain successful independent sales associates and their teams based upon various factors including recognized brand name, the value and breadth of the services offered by the brokerage, compensatory arrangements, the location of brokerage offices and marketing tools
Relocation Business. Competition in our relocation business is based on capabilities, price and quality. We compete primarily with global and regional outsourced relocation services providers. The larger outsourced relocation services providers that we compete with include Brookfield Global Relocation Services, SIRVA, Inc. and Weichert Relocation Resources, Inc. As the relocation business continues to become more global in nature with greater emphasis on relocation of employees throughout the world, we expect to face greater competition from firms that provide global services.
Title and Settlement Business. The title and settlement business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. We compete with other title insurers, title agents and vendor management companies. The title and settlement business competes with a large, fragmented group of smaller underwriters and agencies. In addition, we compete with the various brands of national competitors including Fidelity National Title Insurance Company, First American Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Company.
Marketing
Real Estate Franchise Operations. Each of our franchise brands operates a marketing fund that is funded by our franchisees and us. The primary focus of each marketing fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet advertising. Our Internet presence, for the most part, features our entire listing inventory on our brand websites in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free-standing brand intranet sites to assist independent sales associates in becoming the best marketer of their listings. In addition to the Sotheby's International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21 Fine Homes & Estates®, Coldwell Banker Previews International® and ERA® International Collection.

According to NAR, among buyers who used the Internet during their home search, 87% of buyers found photos and 84% found detailed information about properties for sale very useful. Advertising is primarily used by the brands to drive consumers to their respective websites. Significant focus is placed on developing websites for each brand to create value to the real estate consumer. Each brand website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the real estate listing. Additionally, each brand website serves as a national distribution point for independent sales associates to market themselves to consumers to enhance the customer experience. We also place significant emphasis on distributing our real estate listings with third-party websites to expand a homebuyer's access to such listings, at times enhancing the presentation of the listings on third-party websites to make the listings more attractive to consumers. Consumers seeking more detailed information about a particular listing on a third-party website are able to click through to a brand website or a company owned brokerage website or telephone the franchisee or company owned brokerage directly.
In order to improve our response times to buyers and sellers seeking real estate services, we developed LeadRouter™, our proprietary patented lead management system. We believe LeadRouter provides a competitive advantage by improving the speed at which a brokerage can begin working with a customer. The system converts text to voice and transfers the lead to our agents within a matter of seconds, providing our agents with the ability to quickly respond to the needs of a potential home buyer or seller. Additionally, LeadRouter provides the broker with an accountability tool to manage their associates and evaluate productivity.
During 2015, we installed ZipRealty's comprehensive, integrated ZAPSM technology platform with approximately 390 of our approximately 2,700 franchisees and, consistent with our previously disclosed plan, anticipate rolling this product out to a broader franchisee base over the next two years. We believe the ZAP technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers. In 2015, LeadRouter was integrated into ZAP to enhance our value proposition for all brokers on the platform.
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
Much of our marketing efforts are geared toward showcasing the inventory of our real estate listings and the affiliated independent sales associates who are the selling agents of these listings. In addition to prominently placing the listing property and related selling agent information on numerous real estate websites, we promote the selling agents and their properties on social media sites and offer tools and systems intended to enhance the home buying and home selling experiences of our customers. We also offer the independent sales associates broad-based advertising, mailings and other campaigns to generate leads, interest and recognition.
The Internet has become the primary advertising channel in our industry and we have sought to become a leader among full-service residential real estate brokerage firms in the use and application of marketing technology. We place our property listings on hundreds of real estate websites and we operate a variety of our own websites.
NRT also utilizes both proprietary and third-party technology to offer independent sales associates tools that may enhance their productivity and increase their understanding of their local markets and the impact of their marketing efforts. Some of these tools include the HomeBase Transaction Management and InTouch CRM systems, as well as MarketQuest and e-Marketing reporting tools.
Education and Marketing Updates
Each real estate brand provides continuing education and marketing-related materials to its franchisees to assist them in ongoing business operations. Each brand's engagement program contains different materials and delivery methods. The marketing materials include a detailed description of the services offered by our franchise systems (which will be available to the independent sales associate). Live instructors at conventions and orientation seminars deliver some engagement modules while other modules can be viewed by brokers anywhere in the world through virtual classrooms over the Internet. Most of the programs and materials are then made available in electronic form to franchisees over the respective system's private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.
For our company owned brokerage operations, we focus on attracting and retaining sales associates through a number of programs in order to drive revenue growth.
Employees
At December 31, 2015, we had approximately 11,400 employees, including approximately 880 employees outside of the U.S. None of our employees are represented by a union. We believe that our employee relations are good.
Government Regulation
Franchise Regulation. In the U.S., the sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Arkansas, California, Connecticut, Delaware, Hawaii, Illinois, Indiana, Iowa, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Virginia, Washington and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination and some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. When the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. In some states, case law requires a franchisor to renew a franchise agreement unless a franchisee has given cause for non-renewal. Failure to comply with these laws could result in civil liability to the affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. Internationally, many countries have similar laws affecting franchising.
Real Estate Regulation. RESPA and state real estate brokerage laws restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent restrict preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses. In addition, with respect to our company owned real estate brokerage, relocation and title and settlement services businesses, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between brokers and agents and market-based fees for the provision of actual goods or services.  In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met.  We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA.  RESPA compliance, however, has become a greater challenge in recent years for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of changes in the regulatory environment.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), administration of RESPA has been moved from the Department of Housing and Urban Development ("HUD") to the Consumer Financial Protection Bureau (the "CFPB"). The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than HUD and has significantly increased the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify or terminate long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements.  While we have made, and anticipate making, changes to our RESPA-related business practices, we do not expect these changes to have a material impact on our operations. Beyond the CFPB enforcement practices, the new practices have triggered private RESPA litigation, including an action recently filed against us, our joint venture and PHH that is described under "Item 3.—Legal Proceedings."

Beginning on October 3, 2015, CFPB's rule, known as TILA-RESPA Integrated Disclosure ("TRID"), became effective for new loan applications. TRID integrates certain mortgage disclosure forms and outlines new requirements related to the closing of certain real estate transactions, including mandating the use of a new closing disclosure to be delivered three business days before closing of the loan.  The new regulations have caused closing delays throughout the industry, including at Realogy for both its company owned and franchised operations. NAR Economists’ Outlook report published on December 22, 2015 stated that the time from contract to close for U.S. homesales rose to an average of 40.5 days in November of 2015 from 35.9 in November of 2014, a 12.8% increase (4.6 days).
Our company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and limitations on the conduct of real estate brokers and sales associates, including those relating to the licensing of brokers and sales associates, fiduciary and agency duties, administration of trust funds, collection of commissions, restrictions on information sharing with affiliates, fair housing standards and advertising and consumer disclosures. Under state law, our company owned real estate brokers have certain duties to supervise and are responsible for the conduct of their brokerage businesses. Although real estate sales associates historically have been classified as independent contractors, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations, may impact industry practices and our company owned brokerage operations. Real estate licensing laws generally permit brokers to engage sales associates as independent contractors but require that the broker supervise their activities.
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
Dodd-Frank Act. Dodd-Frank endows the CFPB with rulemaking, examination and enforcement authority involving consumer financial products and services, including mortgage finance.  The CFPB has issued a myriad of proposed and final rules which could materially and adversely affect the mortgage and housing industries.  Dodd-Frank establishes new standards and practices for mortgage originators, including determining a prospective borrower's ability to repay its mortgage and restricting the fees that mortgage originators may collect.

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
Risks Related to Our Business
The residential real estate market is cyclical and we are negatively impacted by downturns in this market.
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
Any of the following could halt or limit a recovery in the housing market and have a material adverse effect on our business by causing a lack of sustained growth or a decline in the number of homesales and/or prices which in turn, could adversely affect our revenues and profitability:

•	high levels of unemployment and the continued slow recovery of wages;

•	a period of slow economic growth or recessionary conditions;

•	weak credit markets;

•	a low level of consumer confidence in the economy and/or the residential real estate market due to macroeconomic events domestically or internationally;

•	instability of financial institutions;

•
legislative or regulatory changes (including changes in regulatory interpretations or regulatory practices) that would adversely impact the residential real estate market as well as federal and/or state income tax changes and other tax reform affecting real estate and/or real estate transactions;

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

•	a decrease in the affordability of homes including the impact of rising mortgage rates, home price appreciation and wage stagnation and/or wage increases that do not keep pace with inflation;

•	decreasing home ownership rates, declining demand for real estate and changing social attitudes toward home ownership; and/or

•	natural disasters, such as hurricanes, earthquakes and other events that disrupt local or regional real estate markets.
A continuing housing recovery should result in an increase in our revenues but could put downward pressure on brokerage commissions or increase competition due to new entrants or expansion by existing competitors, which could negatively impact the rate of our revenue growth. In addition, in a growing housing market, sales associates, under certain circumstances, may achieve a higher proportion of the commissions earned on a homesale transaction, which could adversely affect the operating margins of our company owned residential brokerages. Similarly, our revenue growth could be negatively affected if the net effective royalty rate for our real estate franchise segment receives from our franchisees falls. In general, most of our third-party franchisees are entitled to volume incentives.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.
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
A host of factors beyond our control could cause fluctuations in these conditions, including the political environment, disruptions in a major geoeconomic region, or equity or commodity markets and acts or threats of war or terrorism which could have a material adverse effect on our financial condition and our results of operations.
Tightened mortgage underwriting standards could continue to reduce homebuyers' ability to access the credit markets on reasonable terms.
During the past several years, many lenders have significantly tightened their underwriting standards and many alternative mortgage products have become less available in the marketplace. Underwriting standards could be further tightened as a result of changes in regulations, including regulations enacted to increase guarantee fees of federally insured mortgages and/or to reduce the maximum loan limits on mortgage guarantees by Fannie Mae and Freddie Mac. More stringent mortgage underwriting standards could adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes, which would adversely affect our operating results.
Monetary policies of the federal government and its agencies may have a material impact on our operations.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board, which regulates the supply of money and credit in the U.S. The Federal Reserve Board's policies impact the real estate market through their effect on interest rates as well as the cost of our interest-bearing liabilities.
We could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home, and potential home buyers choose to rent rather than pay higher mortgage rates. An increase in mortgage rates would also be expected to reduce the number of homesale refinancing transactions, which could materially adversely impact our earnings from the PHH Home Loans joint venture as well as the revenue stream of our title and settlement services segment. Changes in the Federal Reserve Board's policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.
Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could adversely affect our revenues and profitability.
Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT realizes 60% of its revenues in the higher end markets it serves in California, Florida and the New York metropolitan area. For the year ended December 31, 2015, NRT realized approximately 27% of its revenues from California, 23% from the New York metropolitan area and 10% from Florida. A downturn in residential real estate demand or economic conditions that is concentrated in these regions could result in a decline in NRT's total gross commission income and profitability disproportionate to the downturn experienced throughout the U.S. and could have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have a disproportionate adverse effect on our title and settlement services business as well. A downturn in residential real estate demand or economic conditions in these states could result in a decline in our overall revenues and have a material adverse effect on us.

NRT has a significant concentration of transactions at the higher end of the U.S. real estate market. A shift in NRT's mix of property transactions from the high range to lower and middle range homes would adversely affect the average price of NRT's closed homesales. Such a shift, absent an increase in transactions, would have an adverse effect on our operating results. In addition, NRT continues to face heightened competition because of its prominent position in the higher end housing markets.
Our financial results are affected by the operating results of our franchisees.
Our real estate franchise services segment receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of our real estate franchise services segment are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions are not sustained or do not continue to improve, our franchisees' financial results may worsen and our royalty revenues may decline. In addition, we may have to increase our bad debt and note reserves. We may also have to terminate franchisees due to non-payment.
Gross closed commission income of our new franchisees may never materialize and accordingly we may not receive any material royalty revenues from new franchisees. Further, if franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease, and profitability from franchisees may be lower than in the past due to reduced net royalty rates, non-standard incentives and higher expenses from licensing fees.
Most of our franchisees are entitled to volume incentives calculated for each franchisee as a progressive percentage of each franchisee's annual gross revenue subject to royalty payments for each calendar year. To the extent the royalties from our larger franchisees increase as a percentage of our total real estate franchise segment's revenues, our operating margin for RFG could be adversely impacted.
Our franchisees and their independent sales associates could take actions that could harm our business.
Our franchisees are independent business operators and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards, or may not affiliate with effective independent sales associates or employees. If our franchisees or their independent sales associates were to provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations. Improper actions involving our franchisees, including regarding their relationships with independent sales associates, clients and employees, may also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.
Additionally, franchisees and their independent sales associates may engage or be accused of engaging in unlawful or tortious acts, such as violating the anti-discrimination requirements of the Fair Housing Act. Such acts or the accusation of such acts could harm our brands' image, reputation and goodwill.
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
We may not be able to successfully develop, license and scale our ZAPSM technology to our franchisees, which could adversely affect our ability to retain existing franchisees and recruit new franchisees.
In August 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers.  During 2015, we installed ZipRealty's comprehensive, integrated ZAPSM technology platform that includes a CRM system, to certain of our franchisees, ahead of a broader rollout of these tools.  We may incur unforeseen expenses in the development of a scalable ZAP platform and may encounter delays in the broader roll out of this product to our franchisees. In addition, we may be unable to attract and retain employees involved in developing the technology due to the low levels of unemployment in the areas around the ZipRealty offices. There also can be no assurance that even if the ZAP platform becomes scalable that our franchisees will have a demand for the ZAP platform or related products. Further, franchisees that seek a CRM tool may license products from third parties, and franchisees that have existing CRM systems may not switch to the ZAP platform.  In addition, the local Multiple Listing Services ("MLS") may not provide us with access to their property listings, thereby reducing the number of local property listings on our website. Our inability to successfully license the ZAP platform to a significant portion of our franchisee base could adversely affect our ability to retain existing franchisees or recruit new franchisees.
Actions by the independent sales associates engaged by our company owned brokerages could materially and adversely affect our reputation and subject us to liability.
Our company owned brokerage operations rely on the performance of independent sales associates. If the independent sales associates were to provide lower quality services to our customers, our image and reputation could be materially adversely affected.  In addition, we could also be subject to litigation and regulatory claims arising out of their performance of brokerage services, which if adversely determined, could materially and adversely affect us.
Clients of our relocation business may terminate their contracts with us at any time.
Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client terminates its contract, we will only be compensated for services performed up to the time of termination and reimbursed for expenses incurred up to the time of termination. If a significant number of our relocation clients terminate their contracts with us or we lose one or more significant Affinity clients, our results of operations would be materially adversely affected. Our business could also be materially adversely affected if there is a material reduction in the volume of business we receive from these customers.
We are reliant on third-party vendors to perform services on our behalf.
Aspects of our business, such as our relocation segment, are performed on our behalf by third-party vendors.  In many instances these suppliers are in direct contact with our customers in order to deliver services on our behalf.  If our third-party suppliers were to provide diminished services to our customers or face cybersecurity breaches of their information technology systems, our image and reputation could be materially adversely affected.  In addition, we could also be subject to litigation and regulatory claims arising out of the performance of our third-party suppliers based on theories of vicarious liability, negligence or failure to comply with laws and regulations including the Foreign Corrupt Practices Act.
We may be unable to achieve or maintain cost savings and other benefits from our restructuring activities.
We continue to engage in business optimization initiatives that focus on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. Expected restructuring costs of approximately $37 million are currently anticipated to be incurred through the end of 2016.  Cost savings related to the restructuring initiatives are estimated to be approximately $40 million on an annual run rate basis and are anticipated to offset some or all of our inflation-related annual cost increases. We may not be able to achieve these improvements in the efficiency and effectiveness of our operations. We also may incur greater costs than currently anticipated to achieve these savings and we may not be able to maintain these cost savings and other benefits in the future.
We may not realize anticipated benefits from acquisitions.
Integrating acquired companies involves complex operational and personnel related challenges, including:

•	the possible defection of a significant number of employees and independent sales associates;

•	the disruption of our respective ongoing businesses;

•	possible inconsistencies in policies and procedures, as well as business and IT controls;

•	the failure to maintain important business relationships and contracts;

•	unanticipated costs of terminating or relocating facilities and operations;

•	unanticipated expenses related to the integration;

•	increased amortization of intangibles; and

•	potential unknown liabilities associated with acquired businesses.

A prolonged diversion of management's attention and any delays or difficulties encountered in connection with the integration of any business acquisition could prevent us from realizing the anticipated cost savings and revenue growth from our acquisitions.
We may not have the ability to complete future acquisitions.
At varying times, we have pursued an active acquisition strategy as a means of strengthening and expanding our businesses and have sought to integrate acquisitions into our operations to achieve economies of scale. The success of our future acquisition strategy will continue to depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and for target companies to find our acquisition proposals more favorable than those made by companies with which we compete.
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
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages and penalties.  Adverse outcomes may harm our business and financial condition.  Such litigation and other proceedings may include, but are not limited to:

•
actions relating to claims alleging violations of RESPA (see Strader litigation described under "Item 3.—Legal Proceedings") or state consumer fraud statutes, intellectual property, commercial arrangements, franchising arrangements, negligence and fiduciary duty claims arising from franchising arrangements or company owned brokerage operations;

•	employment law claims, including claims challenging the classification of sales associates as independent contractors as well as wage and hour and joint employer claims;

•	cybersecurity incidents and data breach claims;

•	actions against our title company for defalcations on closing payments or alleging it knew or should have known others were committing mortgage fraud;

•	brokerage disputes like the failure to disclose hidden defects in the property as well as other brokerage claims associated with listing information and property history;

•	vicarious or joint liability based upon the conduct of individuals or entities traditionally outside of our control, including franchisees and independent sales associates;

•	antitrust and anti-competition claims;

•	general fraud claims; and

•	compliance with wage and hour regulations.
In addition, class action lawsuits can often be particularly vexatious litigation given the breadth of claims, the large potential damages claimed and the significant costs of defense.  The risks of litigation become magnified and the costs of settlement increase in class actions in which the courts grant partial or full certification of a large class.  In the case of intellectual property litigation and proceedings, adverse outcomes could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of business processes or technology that is subject to third-party patents or other third-party intellectual property rights.  In addition, we may be required to enter into licensing agreements (if available on acceptable terms or at all) and pay royalties.  Insurance coverage may be unavailable for certain types of claims and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, and such insurance may not be sufficient to cover the losses we incur.

Adverse decisions in litigation against companies unrelated to us could impact our business practices and those of our franchisees in a manner that adversely impacts our financial condition and results of operations.
Litigation, claims and regulatory proceedings against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, the Company may be impacted by litigation and other claims against companies in other industries.  Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales associates as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry.  There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. To the extent plaintiffs are successful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations.
Our relationship with our employees is subject to an array of different employment, tax reporting and regulatory obligations and any significant failure to comply with these obligations could materially and adversely affect our business.
These obligations relate to federal and state tax codes, federal and state wage and hour laws, state unemployment, workers’ compensation and disability tax laws, right to organize and anti-discrimination and workplace safety laws.  Each state has unique wage and hour laws, which have been the subject of increasing litigation nationwide.  In addition, federal agencies and each state have its own rules and tests for classification of independent contractors as well as to determine whether employees meet exemptions from minimum wages and overtime laws.  These tests consider many factors that also vary from state to state.  The tests have evolved based on state case law decisions, regulations and legislative changes, and frequently involve factual analysis. In addition, states have laws and regulations concerning the licensing of real estate agents. While these laws and regulations may have separate provisions related to the classification of sales associates as independent contractors, there can be no assurance that courts will follow the tests in these real estate specific laws and regulations when they differ from those in labor statutes and regulations. When companies are found to have misclassified workers as independent contractors instead of employees, courts can impose significant penalties and damages.
The legal relationship between residential real estate brokers and licensed sales associates throughout the industry historically has been that of independent contractor.  Although we believe our classification practices are proper and consistent with the legal framework for such classification, our company owned brokerage operations could face substantial litigation or disputes in direct claims or regulatory procedures, including the risk of court or regulatory determinations that certain groups of real estate agents should be reclassified as employees and entitled to unpaid minimum wage, overtime, benefits, expense reimbursement and other employment obligations.  Significant reclassification determinations in the absence of available exemptions from minimum wage or overtime laws, including damages and penalties for prior periods, could be disruptive to our business, constrain our operations in certain jurisdictions and have a material adverse effect on the operational and financial performance of the Company.  In addition, real estate agent reclassification could have a material adverse effect on the operational and financial performance of our franchisees and our competitors.
We are reliant upon information technology to operate our business and maintain our competitiveness.
Our business, including our ability to attract employees and independent sales associates, increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (mobile and otherwise) utilized for communications, marketing, productivity tools, lead generation, records of transactions, business records (employment, accounting, tax, etc.), procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third-party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third-party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third-party service providers. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our customers. Additionally, we increasingly rely on third-party data storage providers, including cloud storage solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. While we and our third-party service providers have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, vulnerability assessments and maintenance of backup and protective systems), and conduct diligence on the security measures employed by key third-party service providers, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information) and the disruption of business operations. Our corporate errors and omissions and cybersecurity breach insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
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
The earnings and dividends we receive from our joint venture PHH Home Loans may be materially adversely affected by developments in the mortgage industry as well as operational or liquidity risks to the joint venture or PHH.
Our joint venture may continue to be materially adversely impacted by changes affecting the mortgage industry, including but not limited to regulatory changes, increases in mortgage interest rates and decreases in operating margins. Earnings and dividends from PHH Home Loans also could be materially adversely affected by the impact and outcome of litigation and investigations affecting the joint venture or PHH as well as operational or liquidity risks to the joint venture or PHH.
In the event of a termination of our joint venture PHH Home Loans, we may not be able to find an alternative partner, which could negatively impact our business.
We may terminate the joint venture at our election by providing two years' prior notice to PHH at any time and PHH may terminate the venture at its election effective January 31, 2030, by notice delivered no earlier than three years, but not later than two years, before such date.  Either party also has the right to terminate the joint venture upon the occurrence of certain events, such as a material breach, or the insolvency of the other party.  In addition, we may terminate the joint venture upon a change of control of PHH involving certain entities that we have enumerated (and which may be updated by us once every two years) or any competitor of ours.  Upon any termination of the joint venture by us as a result of any of the events described in this paragraph, we may require that PHH purchase our interest or sell its interest to a buyer designated by us.
If the joint venture is terminated, we may not be able to replace PHH with a new joint venture partner on terms comparable to us as those contained in the existing agreements governing the joint venture and, even if successful in finding a replacement partner, may incur expenses or a loss of earnings during any such transition.  In addition, we might be unsuccessful in engaging in the loan origination business without a partner.  In the event of a termination of the joint venture, our earnings derived from the business that had been conducted by the joint venture could be materially adversely affected.

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
In addition, we rely on the collection and use of personally identifiable information from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or the law. The occurrence of a significant claim in excess of our insurance coverage in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personally identifiable information, our customers, such as our Cartus corporate or affinity clients, franchisees, independent sales associates and lender channel clients, could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personally identifiable information. In addition, concern among potential home buyers or sellers about our privacy practices could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personally identifiable information.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses. These escrow and trust deposits totaled $308 million at December 31, 2015.
Title insurance regulations limit the ability of our insurance underwriter to pay cash dividends to us.
Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policy holders. Generally, these regulations limit the total amount of dividends and distributions to a certain percentage of the insurance subsidiary's surplus, or 100% of statutory operating income for the previous calendar year. These restrictions could limit our ability to receive dividends from our insurance underwriter, and utilize the cash to fund on-going operations.

We may be unable to continue to securitize certain of our relocation assets, which may adversely impact our liquidity.
At December 31, 2015, $247 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of our relocation services business under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. The securitization markets have experienced, and may again experience, significant disruptions which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
In addition, the Apple Ridge securitization facility contains terms which if triggered may result in a termination or limitation of new or existing funding under the facility and/or may result in a requirement that all collections on the assets be used to pay down the amounts outstanding under such facility. The triggering events include but are not limited to: (1) those tied to the age and quality of the underlying assets; (2) a change of control; (3) a breach of our senior secured leverage ratio covenant under our Senior Secured Credit Facility if uncured; and (4) the acceleration of indebtedness under our Senior Secured Credit Facility, unsecured notes or other material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility. If securitization financing is not available to us for any reason, we could be required to borrow under the Revolving Credit Facility, which would adversely impact our liquidity, or we may be required to find additional sources of funding which may be on less favorable terms or may not be available at all.
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

•
We face the risk that currently unaffiliated brokers may not enter into franchise agreements with us because they believe they can compete effectively in the market without the need to license a brand of a franchisor and receive services offered by a franchisor. Additionally, unaffiliated brokers may decide not to enter into a franchise relationship with us as they may believe that their business will be more attractive to a prospective purchaser without the existence of a franchise relationship.

•
Regional and local franchisors as well as franchisors offering different franchise models or services provide additional competitive pressure in certain areas. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees or increase the amount of non-standard incentives we issue to be competitive with fees charged by competitors, which may accelerate if market conditions deteriorate.

•
Our ability to succeed as a franchisor is largely dependent on the efforts and abilities of our franchisees to attract and retain independent sales associates, which is subject to numerous factors, including the sales commissions they receive and their perception of brand value. If our franchisees fail to attract and retain successful independent sales associates or they fail to replace departing successful independent sales associates with similarly productive independent sales associates, our franchisees' gross commission income may decrease, resulting in a reduction in royalty fees paid to us.

•
Listing aggregators and other web-based real estate service providers may also begin to compete for part of our franchisor service revenue through referral or other fees and could disintermediate our relationships with our franchisees and our franchisees' relationships with their independent sales associates and buyers and sellers of homes.

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

•
In addition, the real estate brokerage industry has minimal barriers to entry for new participants, including participants pursuing non-traditional methods of marketing real estate, such as Internet-based brokerage or brokers who discount their commissions. Discount brokers have had varying degrees of success and, while they were negatively impacted by the prolonged downturn in the residential housing market, they may adjust their model and increase their market presence in the future. Listing aggregators and other web-based real estate service providers may also begin to compete for our company owned brokerage business by establishing relationships with independent sales associates and/or buyers and sellers of homes.

•
Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.46% for the year ended December 31, 2015. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues.

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
Our company owned real estate brokerage business, our relocation business, our mortgage origination joint venture, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with the Real Estate Settlement Procedures Act ("RESPA"). RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to settlement service providers in connection with the closing of real estate transactions involving federally-backed mortgages.  RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between brokers and agents, fees splits between brokers, and market-based fees for the provision of actual goods or services.  In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met.  We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA.  RESPA, however, has become a greater challenge in recent years for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of changes in the regulatory environment. With the passage of Dodd-Frank in 2010, primary responsibility for enforcement of RESPA has shifted to the CFPB.  The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than the prior regulatory authority (the Department of Housing and Urban Development) and has become significantly more active in the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify or terminate long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements.  While we have made, and anticipate making, changes to our RESPA-related business practices, we do not expect these changes to have a material impact on our operations. RESPA also has been invoked by plaintiffs in private litigation for various purposes, including an action recently filed against us, our joint venture and PHH that is described under "Item 3.—Legal Proceedings."
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
In all of our business units there is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations could increase responsibilities and duties to customers and franchisees and other parties, the adoption of which could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business. In addition, any adverse changes in regulatory interpretations, rules and laws that would place additional limitations or restrictions on affiliated transactions could have the effect of limiting or restricting collaboration among our business units. We cannot assure you that future changes in legislation, regulations or interpretations will not adversely affect our business operations.
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
Numerous pieces of legislation seeking various types of changes for government sponsored entities or GSEs have been introduced in Congress to reform the U.S. housing finance market including, among other things, changes designed to reduce government support for housing finance and the winding down of Freddie Mac and Fannie Mae over a period of years. Legislation, if enacted, or additional regulation which curtails Freddie Mac and/or Fannie Mae's activities and/or results in the wind down of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry, any of which could have a material adverse effect on the housing market in general and our operations in particular.
Changes in accounting standards, subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on results of operations.
Generally accepted accounting principles in the United States and related accounting pronouncements, implementation guidance and interpretations with regard to a wide range of matters, such as revenue recognition, lease accounting, stock-based compensation, asset impairments, valuation reserves, income taxes and fair value accounting, are highly complex and involve many subjective assumptions, estimates and judgments made by management. Changes in these rules or their interpretations or changes in underlying assumptions, estimates or judgments made by management could significantly change our reported results.
Our international operations are subject to risks not generally experienced by our U.S. operations.
Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international franchisees and master franchisees. For the year ended December 31, 2015, revenues from these operations represented approximately 2% of our total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;

•	exposure to local economic conditions and local laws and regulations, including those relating to our employees;

•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	onerous employment laws;

•	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;

•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

•	difficulties in complying with franchise disclosure and registration requirements in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operations;

•	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;

•	changes in foreign taxation structures;

•	compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act or similar laws of other countries; and

•	data protection and privacy laws.
We may incur substantial and unexpected liabilities arising out of our pension plan.
We have a defined benefit pension plan for which participation was frozen as of July 1, 1997; however, the plan is subject to minimum funding requirements. Although the Company to date has met its minimum funding requirements, the pension plan represents a liability on our balance sheet and will continue to require cash contributions from us, which may increase beyond our expectations in future years based on changing market conditions. In addition, changes in interest rates, mortality rates, health care costs, early retirement rates, investment returns and the market value of plan assets can affect the funded status of our pension plan and cause volatility in the future funding requirements of the plan.
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
Although we have resolved various Cendant contingent and other corporate liabilities and have established reserves for most of the remaining unresolved claims of which we have knowledge, adverse outcomes from the unresolved Cendant liabilities for which Realogy Group has assumed partial liability under the Separation and Distribution Agreement could be material with respect to our earnings or cash flows in any given reporting period.
Risks Related to Our Indebtedness
Our significant indebtedness and interest obligations could prevent us from meeting our obligations under our debt instruments and could adversely affect our ability to fund our operations, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities.
We are significantly encumbered by our debt obligations. As of December 31, 2015, our total debt, excluding our securitization obligations, was $3,702 million (without giving effect to outstanding letters of credit). Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations. While we have utilized a substantial portion of our free cash flow to reduce our outstanding indebtedness over the past three years, there can be no assurance that we will be able to continue to generate free cash flow from operations in order to reduce our indebtedness in the future.
Our leverage could have important consequences, including the following:

•
it causes a substantial portion of our cash flows from operations to be dedicated to the payment of interest and required amortization on our indebtedness and not be available for other purposes, including our operations, capital expenditures, share repurchases, dividends and future business opportunities or principal repayment;

•	it could cause us to be unable to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility and Term Loan A Facility;

•
it could cause us to be unable to meet our debt service requirements under our Senior Secured Credit Facility, the Term Loan A Facility or the indentures governing the Unsecured Notes or meet our other financial obligations;

•
it may limit our ability to incur additional borrowings under our existing facilities or securitizations, to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes, or to refinance our indebtedness;

•
it exposes us to the risk of increased interest rates because a portion of our borrowings, including borrowings under our Senior Secured Credit Facility and Term Loan A Facility, are at variable rates of interest;

•	it may limit our ability to adjust to changing market conditions and place us at a competitive disadvantage compared to our competitors that have less debt;

•	it may cause a downgrade of our debt and long-term corporate ratings;

•	it may limit our ability to repurchase shares;

•	it may limit our ability to attract acquisition candidates or to complete future acquisitions;

•
it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business, or may cause us to be unable to carry out capital spending that is important to our growth; and

•	it may limit our ability to attract and retain key personnel.
An event of default under our Senior Secured Credit Facility, the Term Loan A Facility or the indentures governing our other material indebtedness would adversely affect our operations and our ability to satisfy obligations under our indebtedness.
The Senior Secured Credit Facility and Term Loan A Facility contain restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing four quarter Adjusted EBITDA. If we are unable to comply with the senior secured leverage ratio covenant or other restrictive covenants and we fail to remedy or avoid a default as permitted under the Senior Secured Credit Facility and Term Loan A Facility, there would be an "event of default" under the Senior Secured Credit Facility and Term Loan A Facility.
Other events of default include, without limitation, nonpayment of principal or interest, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. Upon the occurrence of any event of default under the Senior Secured Credit Facility and Term Loan A Facility, the lenders:

•	will not be required to lend any additional amounts to us;

•	could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be immediately due and payable;

•	could require us to apply all of our available cash to repay these borrowings; or

•
could prevent us from making payments on the Unsecured Notes, any of which could result in an event of default under the indentures governing the Unsecured Notes or our Apple Ridge Funding LLC securitization program.

If we were unable to repay the amounts outstanding under our Senior Secured Credit Facility and Term Loan A Facility, the lenders and holders of such debt under our Senior Secured Credit Facility and Term Loan A Facility could proceed against the collateral granted to secure the Senior Secured Credit Facility and Term Loan A Facility. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under our Senior Secured Credit Facility or Term Loan A Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Secured Credit Facility and Term Loan A Facility and our other indebtedness or borrow sufficient funds to refinance such indebtedness. In the future, we may need to seek new financing or explore the possibility of amending the terms of our Senior Secured Credit Facility and Term Loan A Facility, and we may not be able to do so on commercially reasonable terms or terms that are acceptable to us, if at all.
In addition, if an event of default is continuing under our Senior Secured Credit Facility, Term Loan A Facility, the indentures governing the Unsecured Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and amortization of, our Apple Ridge Funding LLC securitization program.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
At December 31, 2015, $2,502 million of our borrowings under our Senior Secured Credit Facility and Term Loan A Facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase from their current historically low rates, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2015.
Restrictive covenants under our Senior Secured Credit Facility, Term Loan A Facility, Unsecured Letter of Credit Facility and indentures may limit the manner in which we operate.
Our Senior Secured Credit Facility, Term Loan A Facility, Unsecured Letter of Credit Facility and the indentures governing the Unsecured Notes contain, and any future indebtedness we may incur may contain, various negative covenants that restrict our ability to, among other things:

•	incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock;

▪	pay dividends or make distributions to our stockholders;

▪	repurchase or redeem capital stock;

▪	make investments or acquisitions;

▪	incur restrictions on the ability of certain of our subsidiaries to pay dividends or to make other payments to us;

▪	enter into transactions with affiliates;

▪	create liens;

▪	merge or consolidate with other companies or transfer all or substantially all of our assets;

▪	transfer or sell assets, including capital stock of subsidiaries; and

▪	prepay, redeem or repurchase certain indebtedness.
As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities, repurchase shares of our common stock or finance future operations or capital needs.

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

•	our operating and financial performance and prospects;

•	housing and mortgage finance markets;

•	the incurrence of additional indebtedness or other adverse changes relating to our debt;

•	our quarterly or annual earnings or those of other companies in our industry;

•	future announcements concerning our business or our competitors' businesses;

•	the public's reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by sell-side securities analysts who track our common stock or ratings changes or commentary by rating agencies on our debt;

•	the timing and amount of share repurchases, if any;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions or restructurings;

•	actual or potential changes in laws, regulations and regulatory interpretations;

•	changes in demographics relating to housing such as household formation;

•	changing consumer attitudes concerning home ownership;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival and departure of key personnel;

•	adverse resolution of new or pending litigation, arbitration or regulatory proceedings against us; and

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
If any of the foregoing occurs, it could cause our stock price to fall and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
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
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change of control would be beneficial to our existing stockholders. In addition, provisions of our amended and restated certificate of incorporation and amended and restated bylaws may make it more difficult for, or prevent a third party from, acquiring control of us without the approval of our Board of Directors. Among other things, these provisions:

•	do not permit cumulative voting in the election of directors, which would otherwise allow less than a majority of stockholders to elect director candidates;

•	delegate the sole power to a majority of the Board of Directors to fix the number of directors;

•	provide the power to our Board of Directors to fill any vacancy on our Board of Directors, whether such vacancy occurs as a result of an increase in the number of directors or otherwise;

•	authorize the issuance of "blank check" preferred stock without any need for action by stockholders;

•	eliminate the ability of stockholders to call special meetings of stockholders;

•	prohibit stockholders from acting by written consent; and

•	establish advance notice requirements for nominations for election to our Board of Directors or for proposing matters that can be acted on by stockholders at stockholder meetings.
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
Our business could be negatively impacted as a result of actions by activist stockholders or others.
Stockholder activism at public companies has been rising and we may be subject to actions or requests—either formal or informal—from activist stockholders or others. Responding to such actions could be costly and time-consuming, may not align with our business strategies and could divert the attention of our Board of Directors and senior management from the pursuit of our business strategies. Perceived uncertainties as to our future direction as a result of stockholder activism may lead to the perception of a change in the direction of the business or other instability and may make it more difficult to attract and retain qualified personnel, independent sales associates and business partners and may affect our relationships with vendors, customers and other third parties. In addition, actions of activist stockholders may cause significant fluctuations of our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Item 2.    Properties.
Corporate headquarters. Our corporate headquarters is located at 175 Park Avenue in Madison, New Jersey with a lease term expiring in December 2029 and consists of approximately 270,000 square feet of space.
Real estate franchise services. Our real estate franchise business conducts its main operations at our leased office at 175 Park Avenue in Madison, New Jersey.
Company owned real estate brokerage services. As of December 31, 2015, our company owned real estate brokerage segment leased approximately 4.9 million square feet of domestic office space under approximately 1,015 leases. Its corporate headquarters and one regional headquarters facility are located in leased offices at 175 Park Avenue, Madison, New Jersey. As of December 31, 2015, NRT leased 7 facilities serving as regional headquarters, 37 facilities serving as local administration, training facilities or storage, and approximately 790 brokerage sales offices under 971 leases. These offices are generally located in shopping centers and small office parks, typically with lease terms of one to five years. Included in the 4.9 million square feet is approximately 105,000 square feet of vacant and/or subleased space, principally relating to brokerage sales office consolidations.
Relocation services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in November 2030. There are leased offices in the U.S., located in Lisle, Illinois; Irving, Texas; Omaha, Nebraska; Folsom, California; St. Louis Park, Minnesota; and Bellevue, Washington. International offices include leased facilities in the United Kingdom, Hong Kong, Singapore, China, Brazil, Germany, France, Switzerland, Canada and the Netherlands.
Title and settlement services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in December 2021.  As of December 31, 2015, this business also has leased regional and branch offices in 24 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3.    Legal Proceedings.
Legal—Real Estate Business
Bararsani v. Coldwell Banker Residential Brokerage Company.  On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company ("CBRBC") alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees.  The Company believes that CBRBC has properly classified the sales associates as independent contractors, would have significant defenses to the claims asserted in this action and continues to operate in a manner consistent with applicable law, and longstanding, widespread industry practice for many decades. To avoid further litigation expense, we entered into a settlement on May 5, 2015. The settlement requires court approval and was accrued for as of June 30, 2015. In entering into this settlement, CBRBC made no admission of wrongdoing or liability, and is not obligated to change its business structures. The court granted final approval of the settlement in January 2016.
Strader and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by two California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements that are prohibited by RESPA.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only to do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. In seeking a dismissal of the case, the defendants assert that the plaintiffs are not entitled to "equitable tolling" or suspension of the statute of limitations because they have failed to prove that (1) they pursued their rights diligently and (2) an extraordinary circumstance outside of their control caused their delay in bringing the action.
The case raises significant and various previously unlitigated claims.  As with all class action litigation, the case is inherently complex and subject to many uncertainties.  We believe that we and the joint venture have complied with RESPA, the regulations promulgated thereunder and existing regulatory guidance. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies.  Given the early stage of this case and the novel claims and issues presented, we cannot estimate a range of reasonably potential losses for this litigation.  The Company will vigorously defend this action.
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, brokerage disputes like the failure to disclose hidden defects in the property such as mold, other brokerage claims associated with listing information and property history, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, wage and hour classification claims and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. Similarly, the Company may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales associates as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry.  There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations. There also are changing employment-related regulatory interpretations at both the federal and state levels that could create risks around historic practices and that could require changes in business practices, both for us and our franchisees.
Item 4.    Mine Safety Disclosures.
None.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLGY". As of February 19, 2016, the number of stockholders of record was 25. The following table sets forth the quarterly high and low sales prices per share of RLGY common stock as reported by the NYSE, for the years ended December 31, 2014 and 2015:

2014	High	Low
First Quarter	$51.35	$43.05
Second Quarter	$45.04	$34.77
Third Quarter	$41.86	$35.99
Fourth Quarter	$46.94	$32.91

2015	High	Low
First Quarter	$49.32	$42.23
Second Quarter	$49.69	$44.80
Third Quarter	$49.75	$36.97
Fourth Quarter	$43.51	$35.96
Dividend Policy
We do not currently anticipate paying dividends on our common stock. Any declaration and payment of future dividends to holders of our common stock will be at the discretion of our Board of Directors and will depend on many factors, including our financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that our Board of Directors deems relevant. See "Item 1A.—Risk Factors—Risks Related to an Investment in Our Common Stock—We have no plans to pay regular dividends on our common stock, so stockholders may not receive funds without selling their common stock." Because Realogy Holdings is a holding company and has no direct operations, we will only be able to pay dividends from our available cash on hand and any funds we receive from our subsidiaries. The terms of our indebtedness restrict our subsidiaries from paying dividends to us. Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policyholders. Under Delaware law, dividends may be payable only out of surplus, which is our net assets minus our liabilities and our capital or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As a result, we may not pay dividends according to our policy or at all if, among other things, we do not have sufficient cash to pay the intended dividends, if our financial performance does not achieve expected results or the terms of our indebtedness prohibit it.
Share Repurchase Program
On February 24, 2016 the Company announced that its Board of Directors authorized a share repurchase program of up to $275 million of the company’s common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no time limit and may be suspended or discontinued at any time. The Company had approximately 146.7 million shares of common stock outstanding as of December 31, 2015.

Stock Performance Graph
The stock performance graph set forth below is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Securities and Exchange Commission.
The following graph compares Realogy's cumulative total shareholder return with the cumulative total return of the S&P 500 index and the S&P Home Builders Select Industry Index or XHB Index. We have included the XHB Index because it provides a diversified group of holdings representing home building, building products, home furnishings and home appliances, which we believe correlate with the housing industry as a whole.  A portion of our 2015 long-term incentive compensation awards are also tied to the relative performance of our total stockholder return to that index over the three-year period ending December 31, 2017. The cumulative total shareholder return for the index as well as the XHB Index includes the reinvestment of dividends. Last year, we included a Company constructed peer group of real estate and franchise companies and have retained that peer group in the chart below for comparability. The graph assumes that the value of the investment in the Company's common shares, the index and the peer group was $100 on October 11, 2012 and updates the value through December 31, 2015.

Cumulative Total Return
	October 11, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Realogy Holdings Corp.	$100.00	$122.69	$144.65	$130.09	$107.22
SPDR S&P Homebuilders ETF (XHB) index	$100.00	$107.42	$117.51	$130.94	$142.13
S&P 500	$100.00	$100.07	$132.48	$150.62	$152.70
Other real estate related and franchise companies (a)	$100.00	$103.53	$140.87	$181.09	$182.55
_______________

(a)
Other real estate related and franchise companies include H&R Block, G&K Services, Cintas, CBRE Group, Jones Lang LaSalle, HFF, Marriott, Intercontinental Hotels Group, Weight Watchers, Dunkin' Brands Group, Domino's Pizza, Rollins and Choice Hotels.

Item 6.    Selected Financial Data.
The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the years ended December 31, 2015, 2014, and 2013 and the consolidated balance sheet data as of December 31, 2015 and 2014 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the year ended December 31, 2012 and 2011 and the consolidated balance sheet data as of December 31, 2013, 2012 and 2011 have been derived from our consolidated financial statements not included elsewhere herein, which have been recast for the change in method of accounting for the presentation of debt issuance costs and the balance sheet classification of deferred taxes due to the adoptions of ASU - Simplifying the Presentation of Debt Issuance Costs and ASU - Balance Sheet Classification of Deferred Taxes in 2015.
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

	As of or for the Year Ended December 31,
	2015	2014	2013	2012	2011
	(In millions, except per share data and operating statistics)
Statement of Operations Data:
Net revenue	$5,706	$5,328	$5,289	$4,672	$4,093
Total expenses	5,424	5,103	5,114	5,235	4,526
Income (loss) before income taxes, equity in earnings and noncontrolling interests	282	225	175	(563)	(433)
Income tax expense (benefit) (a)	110	87	(242)	39	32
Equity in earnings of unconsolidated entities	(16)	(9)	(26)	(62)	(26)
Net income (loss)	188	147	443	(540)	(439)
Less: Net income attributable to noncontrolling interests	(4)	(4)	(5)	(3)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$184	$143	$438	$(543)	$(441)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share	$1.26	$0.98	$3.01	$(14.41)	$(55.01)
Diluted earnings (loss) per share	$1.24	$0.97	$2.99	$(14.41)	$(55.01)
Weighted average common and common equivalent shares used in:
Basic	146.5	146.0	145.4	37.7	8.0
Diluted	148.1	147.2	146.6	37.7	8.0
Balance Sheet Data:
Cash and cash equivalents	$415	$313	$236	$376	$143
Securitization assets (b)	281	286	268	299	357
Total assets (c)	7,531	7,304	7,092	7,350	7,229
Securitization obligations	247	269	252	261	327
Long-term debt, including short-term portion (c)	3,702	3,855	3,857	4,325	7,096
Equity (deficit)	2,422	2,183	2,013	1,519	(1,499)

	For the Year Ended December 31,
	2015	2014	2013	2012	2011
Operating Statistics:
Real Estate Franchise Services (d) (e)
Closed homesale sides (f)	1,101,333	1,065,339	1,083,424	988,624	909,610
Average homesale price (g)	$263,894	$250,214	$233,011	$213,575	$198,268
Average homesale brokerage commission rate (h)	2.51%	2.52%	2.54%	2.54%	2.55%
Net effective royalty rate (i)	4.48%	4.49%	4.49%	4.63%	4.84%
Royalty per side (j)	$309	$296	$276	$262	$256
Company Owned Real Estate Brokerage Services (e) (k)
Closed homesale sides (f)	336,744	308,332	316,640	289,409	254,522
Average homesale price (g)	$489,673	$500,589	$471,144	$444,638	$426,402
Average homesale brokerage commission rate (h)	2.46%	2.47%	2.50%	2.49%	2.50%
Gross commission income per side (l)	$12,730	$13,072	$12,459	$11,826	$11,461
Relocation Services
Initiations (m)	167,749	171,210	165,705	158,162	153,269
Referrals (n)	99,531	96,755	91,373	79,327	72,169
Title and Settlement Services
Purchasing title and closing units (o)	130,541	113,074	115,572	105,156	93,245
Refinance title and closing units (p)	38,544	27,529	76,196	89,220	62,850
Average fee per closing unit (q)	$1,861	$1,780	$1,504	$1,362	$1,409
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

(c)
Total assets and Long-term debt for 2014 and prior periods are restated to reflect the retrospective adoption of Accounting Standards Updates "Simplifying the Presentation of Debt Issuance Costs" and "Balance Sheet Classification of Deferred Taxes" issued by the Financial Accounting Standards Board in 2015. See Note 2, "Summary of Significant Accounting Policies" in the consolidated financial statements for additional information on the early adoption of these standards.

(d)	These amounts include only those relating to third-party franchisees and do not include amounts relating to the Company Owned Real Estate Brokerage Services segment.

(e)
In April 2015, the Company Owned Real Estate Brokerage Services segment acquired Coldwell Banker United, a large franchisee of the Real Estate Franchise Services segment. As a result of the acquisition, the drivers of the acquired entity shifted from the Real Estate Franchise Services segment to the Company Owned Real Estate Brokerage Services segment. Closed homesale sides for the Company Owned Real Estate Brokerage segment included 16,746 sides related to the acquisition of Coldwell Banker United in 2015.

(f)	A closed homesale side represents either the "buy" side or the "sell" side of a homesale transaction.

(g)	Represents the average selling price of closed homesale transactions.

(h)	Represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction.

(i)
Represents the average percentage of our franchisees’ commission revenue (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard incentives granted to some franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 21, 18, 16, 16 and 16 basis points for the years ended December 31, 2015, 2014, 2013, 2012 and 2011 respectively.

(j)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.

(k)
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

(l)
Represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing and property management transactions.

(m)	Represents the total number of transferees and affinity members served by the relocation services business.

(n)	Represents the number of referrals from which we earned revenue from real estate brokers.

(o)
Represents the number of title and closing units processed as a result of home purchases. The amount presented for the year ended December 31, 2015 includes 13,304 purchase units as a result of the acquisition of Independence Title on July 1, 2015.

(p)
Represents the number of title and closing units processed as a result of homeowners refinancing their home loans. The amount presented for the year ended December 31, 2015 includes 3,403 refinance units as a result of the acquisition of Independence Title on July 1, 2015.

(q)	Represents the average fee we earn on purchase title and refinancing title units.
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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2015, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 256,800 independent sales associates operating under our franchise and proprietary brands in the U.S. and 109 other countries and territories around the world. We franchise our real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. We provide a license to use the brand names and provide certain systems, programs and tools that are designed to help our franchisees serve their customers and attract new or retain existing independent sales associates. Such systems and tools include national and local marketing programs, listing and agent affiliation tools as well as technology, education and purchasing discounts through our preferred vendor programs. Franchise revenue principally consists of royalty and marketing fees from our franchisees. In addition to royalties received from our independently owned franchisees, our Company Owned Real Estate Brokerage Services segment pays royalties to RFG. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon closing of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. In the U.S. and generally in Canada, we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators. In other parts of the world, we employ either a master franchise model, whereby we contract with a qualified, experienced third party to build a franchise enterprise in such third party's country or region or a direct franchising model in the case of Sotheby's International Realty. Under the master franchise model, we typically enter into long-term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties. In August 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. During 2015, we rolled out ZipRealty's comprehensive, integrated ZAPSM technology platform to approximately 390 of our approximately 2,700 franchisees and, consistent with our previously disclosed plan, anticipate rolling this product out to a broader franchisee base over the next two years. We believe the ZAP technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, Citi HabitatsSM and ZipRealty® brand names with approximately 47,000 independent sales associates. As an owner-operator of real estate brokerages, we assist home buyers and sellers in listing, marketing, selling and finding homes. We earn commissions for these services recorded upon the closing of a real estate transaction (i.e., purchase or sale of a home), which we refer to as gross commission income. We then pay commissions to independent real estate agents that are recognized concurrently with the associated revenues. NRT also has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans, our home mortgage venture with PHH. PHH Home Loans is the exclusive recommended provider of mortgages for our real estate brokerage and relocation service customers (unless exclusivity is waived by PHH). To complement its residential brokerage services, NRT offers home ownership services that include comprehensive single-family residential property management in many of the nation's largest rental markets.

•
Relocation Services (known as Cartus®)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the client), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services. We provide these relocation services to corporate clients for the transfer of their employees. In addition, we provide home buying and selling assistance to members of affinity clients. We earn revenues from fees charged to clients for the performance and/or facilitation of these services and recognize such revenue as services are provided. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the client. For all homesale transactions, the value paid to the transferee is either based on the value per the underlying third-party buyer contract with the transferee, which results in no gain or loss, or the appraised value as determined by independent appraisers. We earn referral commission's revenue from real estate brokers and other third-party service providers. We recognize such fees from real estate brokers at the time the underlying property closes. For services where we pay a third-party provider on behalf of our clients, we generally earn a referral commission, which is recognized at the time of completion of services. In addition, we generally earn interest income on the funds we advance on behalf of the transferring employee, typically based on prime rate or London Interbank Offer Rate ("LIBOR") and recorded within other revenue (as is the corresponding interest expense on the securitization borrowings) in the Consolidated Statement of Operations.

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

RECENT DEVELOPMENTS
On February 24, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $275 million of the company’s common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no time limit and may be suspended or discontinued at any time. The Company had approximately 146.7 million shares of common stock outstanding as of December 31, 2015.
During the fourth quarter of 2015, the Company implemented a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement and organizational design. Total expected restructuring costs of approximately $37 million are currently anticipated to be incurred through the end of 2016.  Cost savings related to the restructuring initiatives are estimated to be approximately $40 million on an annual run rate basis and are anticipated to offset some or all of our inflation-related annual cost increases.
In October 2015, Realogy Group amended its Revolving Credit Facility and entered into a new Term Loan A Agreement. The amendment to its Revolving Credit Facility increased the borrowing capacity from $475 million to $815 million and extended its maturity date from March 2018 to October 2020. The Term Loan A Facility was issued in the amount of $435 million with a maturity date of October 2020. The Company used the net proceeds from the Term Loan A Facility and revolver borrowings to redeem all of the outstanding $593 million of First Lien Notes and pay related premiums and accrued interest of $45 million. Additionally, on November 30, 2015, with cash on hand and revolver borrowings, the Company redeemed all of the outstanding $196 million of First and a Half Lien Notes and paid related premiums and accrued interest of $17 million.
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
During 2014, homesale transaction volume growth slowed to 1% compared to 2013 according to NAR. The homesale transaction volume gain in 2014 was primarily driven by increasing average home prices, while the number of homesale transactions in 2014 declined year-over-year due to higher mortgage rates and affordability concerns.
During 2015, we experienced an increase in homesale transaction volume of 8% primarily due to higher volume at the $100,000 to $500,000 price range of the housing market while volume growth at the high-end was somewhat muted, which negatively impacted NRT. In 2014, NRT benefited from an increase in volume in certain high-priced markets such as New York City and San Francisco. In 2015, we saw a moderation of these markets in resale units as they returned to a more normalized trend and NRT experienced a shift in the mix of homesale transactions from these high-priced markets to low and mid-priced markets in the geographic footprint served by NRT. In addition, NRT continued to experience inventory constraints in several markets which led to a more modest level of organic growth.
Beginning on October 3, 2015, CFPB's rule, known as TILA-RESPA Integrated Disclosure ("TRID"), became effective for new loan applications. TRID integrates certain mortgage disclosure forms and outlines new requirements related to the closing of certain real estate transactions, including mandating the use of a new closing disclosure to be delivered three business days before closing of the loan.  The new regulations have caused closing delays throughout the industry, including at Realogy for both its company-owned and franchised operations. The National Association of Realtors NAR Economists’ Outlook report published on December 22, 2015 reported that the time from contract-to-close for U.S. homesales rose to an average of 40.5 days in November of 2015 from 35.9 in November of 2014, a 12.8% increase (4.6 days).
According to NAR, the inventory of existing homes for sale in the U.S. was 1.8 million and 1.9 million homes at the end of December 2015 and December 2014, respectively. The December 2015 inventory represents a national average supply of 3.9 months at the current homesales pace which is below the 6.3 month 25-year average.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 164 for 2015, 166 for 2014 and 177 for 2013. The housing affordability index, which has declined since 2013, remains significantly higher than the average of 117 for the period from 1970 through 2005.

Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 6.5% for 2000 to 2005, 5.7% for 2006 to 2010 and 4.1% for 2011 through 2014. While the average mortgage rate increased during 2014 to an annual average of 4.2%, the average mortgage rate for 2015 was 3.9%. In addition, consumers also have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
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
Mortgage refinancing activity declined significantly in 2014 compared to levels experienced in 2013 and 2012. According to Fannie Mae, in 2012, refinancing originations totaled $1,540 billion and decreased to $1,123 billion in 2013. In 2014, refinancing originations significantly declined further to $518 billion resulting in a 54% decline from 2013 levels. The reduction in refinancing activity in 2014 adversely impacted our share of earnings from our PHH Home Loans venture as well as refinancing related revenue and profitability at TRG. According to Fannie Mae, in 2015, refinancing originations totaled $795 billion resulting in a 53% increase from 2014 due to lower mortgage rates. These lower rates positively impacted our share of earnings from our PHH Home Loans venture, as well as refinancing related revenue at TRG in 2015.
RESPA has become a greater challenge in recent years for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of changes in the regulatory environment. With the passage of Dodd-Frank in 2010, primary responsibility for enforcement of RESPA has shifted to the CFPB.  The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than the prior regulatory authority (the Department of Housing and Urban Development) and has significantly increased the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify or terminate long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements.  While we have made, and anticipate making, changes to our RESPA-related business practices, we do not expect these changes to have a material impact on our operations. Beyond the CFPB enforcement practices, the new practices have triggered private RESPA litigation, including an action recently filed against us, our joint venture and PHH that is described under "Item 3.—Legal Proceedings."
Existing Homesales
According to NAR, existing homesale transactions for 2015 increased to 5.3 million homes or up 6% compared to 2014. For the year ended December 31, 2015, RFG and NRT homesale transactions increased 3% and 9%, respectively.
As a result of the acquisition of Coldwell Banker United in the second quarter of 2015, the Coldwell Banker United homesale transactions shifted from RFG to NRT. Closed homesale sides, including Coldwell Banker United, would have resulted in an increase in homesale transactions for RFG of 5% for the year ended December 31, 2015 compared to 2014. The 9% increase in homesale transactions for NRT for the year ended December 31, 2015 reflects 7 percentage points due to the inclusion of transactions from acquisitions with an individual purchase price of over $20 million (ZipRealty brokerage operations and Coldwell Banker United acquisitions). In addition, there were inventory constraints in several of NRT's higher priced markets which caused homesale transactions in those markets to decline or be flat versus last year.
We believe that the fourth quarter homesale transaction sides throughout the industry as well as for both RFG and NRT were impacted by transaction closing delays due to the implementation of TRID in early October, which began to delay transaction closings from mid-November through the end of the year. We further believe that most if not all of these delayed transactions will close in 2016, and that the TRID implementation is a timing issue, rather than a change to homebuyer activity, although the time needed to close a transaction may not revert to pre-TRID levels in 2016.

The annual and quarterly year-over-year trends in homesale transactions are as follows:

Number of Existing Homesales	2013 vs. 2012	2014 vs. 2013	2015 vs. 2014
Industry
NAR (a)	9%	(3)%	6%
Fannie Mae (b)	9%	(3)%	6%
Realogy
RFG	10%	(2)%	3%	(c)
NRT	9%	(3)%	9%	(d)

	2015 vs. 2014
Number of Existing Homesales	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Industry
NAR (a)	7%	8%		8%		2%
Fannie Mae (b)	6%	8%		8%		2%
Realogy
RFG	4%	5%	(c)	4%	(c)	1%	(c)
NRT	6%	13%	(d)	12%	(d)	4%	(d)
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

(c)
As a result of the acquisition of Coldwell Banker United, the Coldwell Banker United drivers shifted from RFG to NRT. Closed homesale sides for RFG, including the drivers of Coldwell Banker United, would have increased 5% for the year ended December 31, 2015 compared to 2014 and would have increased 7%, 6% and 2% for the second, third and fourth quarter of 2015, respectively, compared to 2014.

(d)
Closed homesale sides for NRT, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 2% for the year ended December 31, 2015 compared to 2014 and would have increased 4%, increased 3% and decreased 2% for the second, third and fourth quarter of 2015, respectively, compared to 2014.

As of their most recent releases, NAR is forecasting existing homesales to increase 2% in 2016 compared to 2015 while Fannie Mae is forecasting an increase in existing homesale transactions of 3% for 2016 compared to 2015. In addition, NAR and Fannie Mae are forecasting an increase of 4% and 2% in existing homesale transactions for 2017 compared to 2016, respectively.
Existing Homesale Price
In 2015, the percentage change in the average price of homes brokered by RFG and NRT increased 5% and decreased 2%, respectively, compared to 2014. For the year ended December 31, 2015 compared to 2014, NAR existing homesale average price increased 4%, while RFG and NRT average homesale price on a combined basis increased 3%. The decrease in average sales price for NRT for 2015 was due to (i) the impact of larger acquisitions (those with an individual purchase price in excess of $20 million) completed during or after the third quarter of 2014, which have substantially lower average homesales prices than NRT's core operations and (ii) a modest shift in mix in transactions from high-priced markets to low and mid-priced markets in the geographic footprint served by NRT. Excluding the impact of (i) above, NRT's average homesale price would have increased 1% year-over-year in 2015 compared to 2014.
The annual and quarterly year-over-year trends in the price of homes are as follows:

Price of Existing Homes	2013 vs. 2012	2014 vs. 2013	2015 vs. 2014
Industry
NAR (a)	9%	4%	4%
Fannie Mae (b)	11%	6%	6%
Realogy
RFG	9%	7%	5%	(c)
NRT	6%	6%	(2)%	(d)

	2015 vs. 2014
Price of Existing Homes	First Quarter	Second Quarter		Third Quarter		Fourth Quarter
Industry
NAR (a)	4%	5%		3%		4%
Fannie Mae (b)	6%	8%		5%		6%
Realogy
RFG	6%	5%	(c)	5%	(c)	6%	(c)
NRT	3%	(4)%	(d)	(4%)	(d)	(2)%	(d)
_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

(c)	The acquisition of Coldwell Banker United by NRT did not have a significant impact on the average homesale price for RFG.

(d)
Average homesale price for NRT, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 1% for the year ended December 31, 2015 compared to 2014, would have remained flat for both the second and third quarters of 2015 compared to 2014 and would have increased 1% for the fourth quarter of 2015 compared to 2014.

As of their most recent releases, NAR is forecasting a 4% increase in the 2016 median existing homesale price compared to 2015 while Fannie Mae is forecasting a 5% increase in the 2016 median existing homesale price compared to 2015. For 2017, NAR and Fannie Mae are both forecasting an increase of 4% in median existing homesale price compared to 2016.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, these factors are generally trending favorably. Factors that may negatively affect a sustained housing recovery include:

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

Many of the trends impacting our businesses that derive revenue from homesales also impact Cartus, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of Cartus are global corporate spending on relocation services, which has not returned to levels that existed prior to the most recent recession, as well as employment relocation trends. Cartus is subject to a competitive pricing environment and lower average revenue per relocation as a result of a shift in the mix of services and number of services being delivered per move. These factors have and may continue to put pressure on the growth and profitability of this segment.
* * *

While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because:

•	they use survey data and estimates in their historical reports and forecasting models, which are subject to sampling error, whereas we use data based on actual reported results;

•
there are geographical differences and concentrations in the markets in which we operate versus the national market. For example, many of our company owned brokerage offices are geographically located where average homesale prices are generally higher than the national average and therefore NAR survey data will not correlate with NRT's results;

•
comparability is also impaired due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period-over-period changes and their use of median price for their forecasts compared to our average price;

•	NAR historical data is subject to periodic review and revision and these revisions have been and could be material in the future; and

•	NAR and Fannie Mae generally update their forecasts on a monthly basis and a subsequent forecast may change materially from a forecast that was previously issued.
While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period could materially differ.
KEY DRIVERS OF OUR BUSINESSES
Within RFG and NRT, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction and (iv) net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues payable to RFG, net of volume incentives achieved.
From 2007 through December 2013, the average homesale broker commission rate remained fairly stable; however, in 2014 and 2015 we experienced a modest decline in the average broker commission rate. We expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. This is particularly relevant in periods when there is constrained housing inventory. A continuing housing recovery should result in an increase in our revenues, although such increases could be offset by modestly declining brokerage commissions.
In general, most of our third-party franchisees are entitled to volume incentives which are calculated for each franchisee as a progressive percentage of each franchisee's annual gross revenues.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market. From 2009 to 2013, the net effective royalty rate declined due to several factors including a consolidation of distressed franchisees into viable affiliates and company owned operations, the termination of certain franchisees that generally were not sizable enough to earn significant rebates and, in 2012 and 2013, an increase in overall homesale transactions. In 2014, the net effective royalty rate remained at the 2013 level and in 2015 the net effective royalty rate decreased modestly compared to 2014. We expect that over the long term the net effective royalty rate will modestly decline as a result of increases in homesale transaction volume.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and, in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 21, 18 and 16 basis points for the years ended December 31, 2015, 2014 and 2013, respectively.
NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while RFG has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between NRT and RFG based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by NRT. Such share of commissions earned by sales associates varies by region and commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker. While competition has and will continue to put pressure on the commission splits necessary to attract and maintain relationships with highly productive sales associates, the lead generation and other initiatives implemented by NRT have enabled commission splits in the aggregate to remain relatively flat.
Within Cartus, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In TRG, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of TRG; however, the financial results are not significantly impacted by a change in homesale price. In addition, although the average mortgage rate declined in 2015 compared to 2014 and refinancing transactions increased as a result, we believe that an increase in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
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
The following table presents our drivers for the years ended December 31, 2015, 2014 and 2013. See "Results of Operations" below for a discussion regarding the effect of these drivers on our business for the periods presented.

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2015	2014		2014	2013
RFG (a) (b)
Closed homesale sides	1,101,333	1,065,339	3%	1,065,339	1,083,424	(2%)
Average homesale price	$263,894	$250,214	5%	$250,214	$233,011	7%
Average homesale broker commission rate	2.51%	2.52%	(1) bps	2.52%	2.54%	(2) bps
Net effective royalty rate	4.48%	4.49%	(1) bps	4.49%	4.49%	—
Royalty per side	$309	$296	4%	$296	$276	7%
NRT
Closed homesale sides (c)	336,744	308,332	9%	308,332	316,640	(3%)
Average homesale price (d)	$489,673	$500,589	(2%)	$500,589	$471,144	6%
Average homesale broker commission rate	2.46%	2.47%	(1) bps	2.47%	2.50%	(3) bps
Gross commission income per side	$12,730	$13,072	(3%)	$13,072	$12,459	5%
Cartus
Initiations	167,749	171,210	(2%)	171,210	165,705	3%
Referrals	99,531	96,755	3%	96,755	91,373	6%
TRG
Purchase title and closing units (e)	130,541	113,074	15%	113,074	115,572	(2%)
Refinance title and closing units (f)	38,544	27,529	40%	27,529	76,196	(64%)
Average fee per closing unit	$1,861	$1,780	5%	$1,780	$1,504	18%
_______________

(a)	Includes all franchisees except for NRT.

(b)
In April 2015, NRT acquired Coldwell Banker United, a large franchisee of RFG. As a result of the acquisition, the drivers of Coldwell Banker United shifted from RFG to NRT. Closed homesale sides for RFG, excluding the impact of the acquisition, would have increased 5% for the year ended December 31, 2015 compared to 2014. The acquisition did not have a significant impact on the change in average homesale price for RFG.

(c)
Closed homesale sides for NRT, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 2% for the year ended December 31, 2015 compared to 2014.

(d)
Average homesale price for NRT, excluding the impact of larger acquisitions with an individual purchase price greater than $20 million, would have increased 1% for the year ended December 31, 2015 compared to 2014.

(e)	The amount presented for the year ended December 31, 2015 includes 13,304 purchase units as a result of the acquisition of Independence Title on July 1, 2015.

(f)	The amount presented for the year ended December 31, 2015 includes 3,403 refinance units as a result of the acquisition of Independence Title on July 1, 2015.
RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and EBITDA. EBITDA is defined as net income (loss) before depreciation and amortization, interest (income) expense, net (other than Cartus' interest on securitization assets and securitization obligations) and income taxes, each of which is presented on our Consolidated Statements of Operations. Our presentation of EBITDA may not be comparable to similarly titled measures used by other companies.
Year Ended December 31, 2015 vs. Year Ended December 31, 2014
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2015	2014	Change
Net revenues	$5,706	$5,328	$378
Total expenses (1)	5,424	5,103	321
Income before income taxes, equity in earnings and noncontrolling interests	282	225	57
Income tax expense (benefit)	110	87	23
Equity in earnings of unconsolidated entities	(16)	(9)	(7)
Net income	188	147	41
Less: Net income attributable to noncontrolling interests	(4)	(4)	—
Net income attributable to Realogy Holdings and Realogy Group	$184	$143	$41
_______________

(1)
Total expenses for the year ended December 31, 2015 includes $48 million related to the loss on the early extinguishment of debt and $10 million of restructuring costs, partially offset by a net benefit of $15 million for former parent legacy items. Total expenses for the year ended December 31, 2014 includes $47 million related to the loss on the early extinguishment of debt and $10 million of transaction and integration costs related to the ZipRealty acquisition, partially offset by a net benefit of $10 million for former parent legacy items and the reversal of prior year restructuring reserves of $1 million.

Net revenues increased $378 million (7%) for the year ended December 31, 2015 compared with the year ended December 31, 2014, principally due to increases in revenue at NRT and RFG primarily driven by an increase in homesale transaction volume, as well as an increase in revenue at TRG driven by an increase in resale and refinance volume.
Total expenses increased $321 million primarily due to:

•	a $176 million increase in commission and other sales associate-related costs due to the increase in homesale transaction volume at NRT and its related revenue increase of $266 million;

•	a $152 million increase in operating and general and administrative expenses driven by:

◦
a $63 million increase in employee-related costs of which $52 million represents the change in incentive accruals due to the achievement of higher incentive levels, merit increases and increased stock-based compensation expense as a result of the estimated achievement of certain performance goals;

◦	$38 million of additional employee-related costs associated with acquisitions completed during and after the third quarter of 2014; and

◦	a $50 million increase in variable operating costs at TRG as a result of acquisitions completed in 2015 and increases in volume;

partially offset by,

◦	the absence in 2015 of $10 million of transaction and integration costs related to the ZipRealty acquisition;

•	a $12 million increase in marketing expenses due to higher advertising spending primarily related to acquisitions at NRT; and

•
an $11 million increase in restructuring charges due to $10 million of restructuring costs related to the business optimization initiative in 2015 compared to a $1 million reversal of prior year restructuring reserves in 2014;

partially offset by,

•
a $36 million decrease in interest expense for the year ended December 31, 2015 compared to the year ended December 31, 2014 primarily due to a reduction in total outstanding indebtedness and a lower weighted average interest rate, as well as the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $20 million in 2015 compared to losses of $32 million in the same period of 2014.

Equity in earnings of unconsolidated entities improved $7 million primarily due to an increase in earnings from PHH Home Loans.
During the fourth quarter of 2015, the Company implemented a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement and organizational design. Total expected restructuring costs of approximately $37 million are currently anticipated to be incurred through the end of 2016.  We incurred $10 million of restructuring charges during 2015 which consisted of personnel-related costs, facility-related costs and other restructuring-related costs. Cost savings related to the restructuring initiatives are estimated to be approximately $40 million on an annual run rate basis and are anticipated to offset some or all of our inflation-related annual cost increases. See Note 11, "Restructuring Costs", in the consolidated financial statements for additional information.
The provision for income taxes was $110 million for the year ended December 31, 2015 compared to $87 million for the year ended December 31, 2014. Our effective tax rate was 37% for both years ended December 31, 2015 and December 31, 2014. The effective tax rate was positively impacted in 2015, primarily by a reduction in our deferred tax liabilities, driven by changes to state tax legislation and was positively impacted in 2014, primarily by a reduction to the valuation allowance.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2015 and 2014:

	Revenues (a)		% Change	EBITDA (b)		% Change	Margin
	2015	2014		2015	2014		2015	2014	Change
RFG	$755	$716	5%	$495	$463	7%	66%	65%	1
NRT	4,344	4,078	7	199	193	3	5	5	—
Cartus	415	419	(1)	105	102	3	25	24	1
TRG	487	398	22	48	36	33	10	9	1
Corporate and Other	(295)	(283)	*	(121)	(107)	*
Total Company	$5,706	$5,328	7%	$726	$687	6%	13%	13%	—
Less: Depreciation and amortization				201	190
Interest expense, net				231	267
Income tax expense				110	87
Net income attributable to Realogy Holdings and Realogy Group				$184	$143
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $295 million and $283 million during the year ended December 31, 2015 and 2014, respectively.

(b)
EBITDA for the year ended December 31, 2015 includes $48 million related to the loss on early extinguishment of debt and $10 million of restructuring costs, partially offset by a net benefit of $15 million for former parent legacy items. EBITDA for the year ended December 31, 2014 includes $47 million related to the loss on early extinguishment of debt and $10 million of transaction and integration costs related to the ZipRealty acquisition, partially offset by a net benefit of $10 million for former parent legacy items and the reversal of prior year restructuring reserves of $1 million.
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 13%.
On a segment basis, RFG's margin increased 1 percentage point to 66% from 65% due to an increase in franchisee royalty revenue driven by an increase in homesale transactions and higher price. NRT's margin remained flat at 5%. Cartus' margin increased 1 percentage point to 25% from 24% primarily due to the net positive impact from foreign currency exchange rates, partially offset by higher employee costs. TRG's margin increased 1 percentage point to 10% from 9% due to an increase in resale and refinance volume.
Corporate and Other EBITDA for the year ended December 31, 2015 decreased by $14 million to negative $121 million (which includes $48 million related to the loss on early extinguishment of debt in 2015 compared to $47 million in 2014). The decrease in Corporate and Other EBITDA was primarily due to:

•	a $16 million increase in employee-related costs of which $8 million relates to greater performance incentive accruals in 2015 compared to 2014, as well as an increase in ZipRealty employee costs;

•
a $6 million increase in costs related to the settlement of a legal matter, certain transaction costs related to acquisitions and professional fees during the year ended December 31, 2015 compared to 2014; and

•	a $4 million increase in restructuring costs related to the Company's business optimization plan which was implemented during the fourth quarter of 2015;
partially offset by,

•	a $5 million increase in the net benefit of former parent legacy items as a result of a tax liability adjustment during the year ended December 31, 2015 compared to the same period in 2014; and

•	the absence in 2015 of $10 million of transaction and integration costs incurred for the ZipRealty acquisition.
Real Estate Franchise Services (RFG)
Revenues increased $39 million to $755 million and EBITDA increased $32 million to $495 million for the year ended December 31, 2015 compared with the same period in 2014.
The increase in revenue was primarily driven by a $23 million increase in third-party domestic franchisee royalty revenue due to a 5% increase in the average homesale price and a 3% increase in the number of homesale transactions, as well as a $15 million increase in royalties received from NRT and a $9 million increase in other revenue primarily related to other marketing-related activities. The increases in revenue were partially offset by a $4 million decrease in international revenues. Brand marketing revenue and expense both decreased $3 million primarily due to the timing of advertising spending during the year ended December 31, 2015 compared with the same period in 2014.
The intercompany royalties received from NRT of $284 million and $269 million during the years ended December 31, 2015 and 2014, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $32 million increase in EBITDA was principally due to the $39 million increase in revenues and $3 million decrease in brand marketing expense discussed above, partially offset by an $11 million increase in employee-related costs, which include higher incentive performance accruals and staffing costs related to the rollout of the ZAPSM platform to our franchisees.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $266 million to $4,344 million and EBITDA improved $6 million to $199 million for the year ended December 31, 2015 compared with the same period in 2014.
Revenue increased $67 million primarily due to an increase in commission income earned on homesale transactions and $199 million due to acquisitions completed during and after the third quarter of 2014. The revenue increase was driven by a 9% increase in the number of homesale transactions partially offset by a 2% decrease in the average price of homes. The 9% increase in homesale transactions was due to two factors: (i) 7% from the acquisition of ZipRealty and Coldwell Banker United and (ii) 2% from higher activity in most of the geographic regions we serve. The 2% decrease in the average price of homes was diluted as a result of these recently acquired brokerage operations which operate in markets with lower average sales prices. The average sales price, excluding these acquisitions, would have increased 1% for the year ended December 31, 2015 compared with the same period in 2014 as a result of robust volume in the high-end markets in 2014 compared to 2015.
NRT was impacted in the fourth quarter of 2015 by transaction closing delays due to TILA-RESPA Integrated Disclosure ("TRID") requirements that were effective in early October. We believe that the requirements resulted in delaying the closing of certain housing transactions and moved approximately $45 million of revenue and $9 million of EBITDA out of the fourth quarter of 2015 and into 2016.
EBITDA increased $6 million primarily due to the increase in revenue discussed above and a $6 million increase in equity earnings related to our investment in PHH Home Loans, partially offset by:

•
a $176 million increase in commission expenses paid to independent real estate sales associates from $2,755 million in 2014 to $2,931 million, as a result of the increase in revenues in 2015. The increase includes $132 million attributable to acquisitions completed during and after the third quarter of 2014;

•
a $47 million increase in employee-related costs, of which $23 million was attributable to acquisitions completed during and after the third quarter of 2014 and $12 million for incremental incentive compensation accruals;

•	a $15 million increase from $269 million in 2014 to $284 million in 2015 in royalties paid to RFG, of which $12 million relates to acquisitions completed during and after the third quarter of 2014;

•	a $13 million increase in occupancy costs, of which $11 million relates to acquisitions completed during and after the third quarter of 2014;

•	a $12 million increase in marketing expenses, of which $8 million relates to acquisitions completed during and after the third quarter of 2014; and

•	a $5 million increase in restructuring costs related to the Company's business optimization plan which was implemented during the fourth quarter of 2015.
Relocation Services (Cartus)
Revenues decreased $4 million to $415 million and EBITDA increased $3 million to $105 million for the year ended December 31, 2015 compared with the same period in 2014.
Revenues decreased $4 million as a result of a $4 million decrease in international revenue primarily due to the impact of foreign exchange rates, a $3 million decrease in at-risk revenue due to lower transaction volume and a $1 million decrease in other relocation revenue, partially offset by a $4 million increase in referral revenue primarily due to higher volume and average fees.
EBITDA increased $3 million which was driven by a $10 million net positive impact from foreign currency exchange rates and a decrease in certain other expenses, partially offset by the decrease in revenues discussed above and a $5 million increase in employee-related costs excluding the impact of foreign currency exchange rates.
Title and Settlement Services (TRG)
Revenues increased $89 million to $487 million and EBITDA increased $12 million to $48 million for the year ended December 31, 2015 compared with the same period in 2014.
The increase in revenues was driven by a $45 million increase in resale title and closing revenue as a result of a 15% increase in resale title and closing units, a $34 million increase in underwriter revenue and a $9 million increase in refinancing revenue due to a 40% increase in refinance title and closing units. Acquisitions completed in 2015 contributed $36 million to the revenue increases discussed above and accounted for 11% of the increase in resale title and closing units and 12% of the increase in refinance and closing units.
EBITDA increased $12 million as a result of the $89 million increase in revenues discussed above, partially offset by an increase of $50 million in variable operating costs due to the increase in volume discussed above and an increase of $27 million in employee-related costs, primarily related to acquisitions.

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

Net revenues increased $39 million (1%) for the year ended December 31, 2014 compared with the year ended December 31, 2013, principally due to an increase in revenues for NRT and RFG primarily driven by an increase in homesale price, partially offset by lower refinancing transactions at TRG.
Total expenses decreased $11 million primarily due to:

•	a $55 million decrease in operating and general and administrative expenses driven by:

◦	a $50 million decrease in variable operating costs at TRG as a result of a decrease in refinancing and refinance-related underwriter transactions; and

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
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2014 and 2013:

	Revenues (a)		% Change	EBITDA (b)		% Change	Margin
	2014	2013		2014	2013		2014	2013	Change
RFG	$716	$690	4%	$463	$448	3%	65%	65%	—
NRT	4,078	3,990	2	193	206	(6)	5	5	—
Cartus	419	419	—	102	104	(2)	24	25	(1)
TRG	398	467	(15)	36	50	(28)	9	11	(2)
Corporate and Other	(283)	(277)	*	(107)	(155)	*
Total Company	$5,328	$5,289	1%	$687	$653	5%	13%	12%	1
Less: Depreciation and amortization				190	176
Interest expense, net				267	281
Income tax expense (benefit)				87	(242)
Net income attributable to Realogy Holdings and Realogy Group				$143	$438
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $283 million and $277 million during the year ended December 31, 2014 and 2013, respectively.

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
On a segment basis, RFG's margin remained flat at 65%. NRT's margin remained flat at 5% due to lower PHH Home Loans earnings of $16 million as a result of the significant decrease in refinancing transaction volume and higher operating expenses primarily driven by recently completed brokerage acquisitions, offset by an increase in gross commission income per transaction. Cartus' margin decreased 1 percentage point to 24% from 25%. TRG's margin decreased 2 percentage points to 9% from 11% due to a significant decrease in refinancing transactions as well as a decrease in refinance-related underwriter revenue.
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

Real Estate Franchise Services (RFG)
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
The increase in revenue was also attributable to a $4 million increase in royalties received from NRT to RFG. These intercompany royalties of $269 million and $265 million during the year ended 2014 and 2013, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $15 million increase in EBITDA was principally due to the $17 million increase in domestic royalty revenues discussed above, partially offset by an increase of $2 million in licensing fees primarily related to higher revenues for the Sotheby's brand and the $2 million increase in net marketing expense discussed above.
Company Owned Real Estate Brokerage Services (NRT)
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

•	a $16 million decrease in equity earnings related to our investment in PHH Home Loans as a result of a significant decrease in refinancing transaction volume;

•	a $4 million increase in royalties paid to RFG; and

•	a $5 million increase in marketing expenses primarily due to $3 million of online marketing costs incurred by ZipRealty and other advertising initiatives;
partially offset by,

•	the $88 million increase in revenues discussed above; and

•
a $7 million decrease in employee-related costs primarily related to a $21 million decrease in annual bonus and a $5 million decrease in Phantom Value Plan charges, partially offset by a $19 million increase in other employee-related expenses.

Relocation Services (Cartus)
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
Title and Settlement Services (TRG)
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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2015	December 31, 2014	Change
Total assets	$7,531	$7,304	$227
Total liabilities	5,109	5,121	(12)
Total equity	2,422	2,183	239
For the year ended December 31, 2015, total assets increased $227 million primarily due to a $102 million increase in cash, a $141 million increase in goodwill from acquisitions at NRT and TRG, a $33 million increase in other non-current assets due to an increase in payments made for franchise renewals and sales incentives and a $25 million increase in trade receivables driven by increases in volume, partially offset by a $92 million net decrease in franchise agreements and other intangible assets due to amortization.
Total liabilities decreased $12 million primarily due to a $153 million decrease in corporate debt as a result of the redemption of all of the outstanding $593 million of First Lien Notes and $196 million of First and a Half Lien Notes, partially offset by the issuance of the new Term Loan A Facility in the amount of $435 million and $200 million of borrowings under the Revolving Credit Facility. These decreases were partially offset by a $96 million increase in deferred tax liabilities and a $37 million increase in accrued expenses and other current liabilities, of which $17 million related to an increase in contingent consideration as a result of acquisitions and $20 million was attributable to an increase in accrued payroll and related employee costs primarily due to higher incentive accruals in 2015.
Total equity increased $239 million primarily due to net income of $184 million for the year ended December 31, 2015 and $56 million of additional paid in capital primarily related to stock-based compensation.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013, 2014 and 2015. After giving effect to the debt refinancing transactions completed during 2013, 2014 and 2015 and debt repurchases from cash generated from operations, our outstanding indebtedness, excluding securitizations, has been reduced by approximately $623 million since the beginning of 2013. Based upon our current debt projections for 2016, we expect our cash interest run rate to be reduced to approximately $170 million.

We intend to use future cash flow primarily to reduce indebtedness, fund acquisitions and acquire stock under our share repurchase program. On February 24, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $275 million of the company’s common stock. We may also from time to time seek to repurchase our outstanding notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
Cash Flows
Year ended December 31, 2015 vs. Year ended December 31, 2014
At December 31, 2015, we had $415 million of cash and cash equivalents, an increase of $102 million compared to the balance of $313 million at December 31, 2014. The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$544	$423	$121
Investing activities	(209)	(298)	89
Financing activities	(231)	(46)	(185)
Effects of change in exchange rates on cash and cash equivalents	(2)	(2)	—
Net change in cash and cash equivalents	$102	$77	$25
For the year ended December 31, 2015, $121 million of incremental cash was provided by operating activities compared to the same period in 2014. The change was principally due to $42 million of additional cash provided by operating results, $81 million less cash used for accounts payable, accrued expenses and other liabilities primarily due to higher incentive accruals in 2015 and $15 million more cash provided due to a net decrease in relocation and trade receivables, partially offset by $20 million of cash used due to an increase in other assets.
For the year ended December 31, 2015, we used $89 million less cash for investing activities compared to the same period in 2014. The change was primarily due to $88 million less cash used for acquisition related payments in 2015 compared to 2014.
For the year ended December 31, 2015, $231 million of cash was used in financing activities compared to $46 million of cash used during the same period in 2014. For the year ended December 31, 2015, $231 million of cash was used for:

•	the redemption of all of the outstanding $593 million of First Lien Notes and $196 million of First and a Half Lien Notes;

•	$32 million of other financing payments related to interest rate swaps, contingent consideration and capital leases;

•	quarterly amortization payments of the Term Loan B Facility totaling $19 million; and

•	payment of $10 million of debt transaction costs related to the Revolving Credit Facility amendment and issuance of the new Term Loan A Facility;
partially offset by,

•	$435 million of proceeds from the issuance of the Term Loan A Facility; and

•	$200 million of incremental borrowings under the Revolving Credit Facility.
For the year ended December 31, 2014, $46 million of cash was used for the repurchase of $729 million of First and a Half Lien Notes, $44 million of debt transaction costs primarily related to the issuance of the 4.50% Senior Notes, including a portion of premiums, and the 5.25% Senior Notes, $19 million of repayments of the Term Loan B Facility and $27 million of other financing related payments, partially offset by net cash provided by financing activities as a result of $750 million proceeds from issuances of the 4.50% Senior Notes and 5.25% Senior Notes and a $17 million increase in net securitization obligations borrowings.
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
For the year ended December 31, 2014, $69 million less cash was provided by operating activities compared to the same period in 2013. The change was principally due to $84 million less cash provided due to a net increase in relocation and trade receivables, $39 million more cash used for accounts payable, accrued expenses and other liabilities primarily due to the payment of the 2013 bonus in the first quarter of 2014, whereas substantially all of the 2012 bonus was paid in December 2012, and $37 million less cash dividends received from unconsolidated entities in 2014 compared to 2013. These changes were partially offset by $77 million of incremental cash provided by operating results in 2014 compared to 2013 and $16 million of less cash utilized for taxes paid related to net share settlements of stock-based compensation in 2014 compared to 2013.
For the year ended December 31, 2014, we used $196 million more cash for investing activities compared to the same period in 2013. The change was primarily due to $183 million more cash used for acquisition related payments and $9 million more cash used for property and equipment additions in 2014 compared to 2013.
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
For the year ended December 31, 2013, $530 million of cash was used for the redemption of Realogy Group's 11.50% Senior Notes, 12.00% Senior Notes, 12.375% Senior Subordinated Notes and 13.375% Senior Subordinated Notes of $821 million, the repurchase of $100 million of the 9.00% First and a Half Lien Notes, a net repayment of revolver borrowings of $110 million, payment of $28 million of debt transaction costs, quarterly amortization payments on the term loan facility of

$15 million, and $31 million of other financing related payments. This was partially offset by $500 million of net proceeds from the issuance of 3.375% Senior Notes and $79 million of additional net proceeds from the extension of the term loan facility.
Financial Obligations
In October 2015, Realogy Group amended its Revolving Credit Facility and entered into a new Term Loan A Agreement. The amendment to its Revolving Credit Facility increased the borrowing capacity from $475 million to $815 million and extended its maturity date from March 2018 to October 2020. The Term Loan A Facility was issued in the amount of $435 million with a maturity date of October 2020. The Company used the net proceeds from the Term Loan A Facility and revolver borrowings to redeem all of the outstanding $593 million of First Lien Notes and pay related premiums and accrued interest of $45 million. Additionally, on November 30, 2015, with cash on hand and revolver borrowings, the Company redeemed all of the outstanding $196 million of First and a Half Lien Notes and paid related premiums and accrued interest of $17 million.
As of December 31, 2015, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal	Unamortized Discount and Debt Issuance Costs	Net
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$200	*	$200
Term Loan B Facility	(3)	March 2020	1,867	28	1,839
Term Loan A Facility	(4)	October 2020	435	2	433
Senior Notes	3.375%	May 2016	500	1	499
Senior Notes	4.50%	April 2019	450	16	434
Senior Notes	5.25%	December 2021	300	3	297
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2016	238	*	238
Cartus Financing Limited (7)		August 2016	9	*	9
Total (8)			$3,999	$50	$3,949
_______________

*	The debt issuance costs related to our Revolving Credit Facility and Securitization Obligations remain classified as a deferred asset within other assets.

(1)
As of December 31, 2015, the Company had $815 million of borrowing capacity under its Revolving Credit Facility leaving $615 million of available capacity. On February 19, 2016, the Company had $200 million outstanding borrowings on the Revolving Credit Facility and no outstanding letters of credit on such facility, leaving $615 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Term Loan A Facility at December 31, 2015 were based on, at the Company’s option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the September 30, 2015 senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00%.

(3)
The Term Loan B Facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A Facility provides for quarterly amortization payments, commencing March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the new Term Loan A Facility are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the September 30, 2015 senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00%.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of December 31, 2015, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $87 million of available capacity.

(7)
Consists of a £20 million revolving loan facility and a £5 million working capital facility. As of December 31, 2015, the Company had $38 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $29 million of available capacity.

(8)
Not included in this table, the Company had $134 million of outstanding letters of credit at December 31, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $81 million was under the unsecured letter of credit facility with a rate of 2.98%.

See Note 8, "Short and Long-Term Debt", in the consolidated financial statements for additional information on the Company's indebtedness.
Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures
The Senior Secured Credit Facility, Term Loan A Facility, the Unsecured Letter of Credit Facility and the indentures governing the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:

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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the Senior Secured Credit Facility and Term Loan A Facility require us to maintain a senior secured leverage ratio.
The senior secured leverage ratio, not to exceed 4.75 to 1.00, is tested quarterly. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted EBITDA. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations.
See Note 8, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility" in the consolidated financial statements for additional information.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as EBITDA and Adjusted EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes. Adjusted EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the Senior Secured Credit Facility and the Term Loan A Facility. Adjusted EBITDA calculated for a twelve-month period corresponds to the definition of "EBITDA," calculated on a "pro forma basis," used in the Senior Secured Credit Facility and the Term Loan A Facility to calculate the senior secured leverage ratio. Adjusted EBITDA includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period.
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
A reconciliation of net income attributable to Realogy Group to EBITDA and Adjusted EBITDA for the year ended December 31, 2015 is set forth in the following table:

For the Year Ended December 31, 2015
Net income attributable to Realogy Group	$184
Income tax expense	110
Income before income taxes	294
Interest expense, net	231
Depreciation and amortization	201
EBITDA	726
Covenant calculation adjustments:
Restructuring costs and former parent legacy benefit, net (a)	(5)
Loss on the early extinguishment of debt	48
Pro forma effect of business optimization initiatives (b)	14
Non-cash charges (c)	46
Pro forma effect of acquisitions and new franchisees (d)	12
Incremental securitization interest costs (e)	4
Adjusted EBITDA	$845
Total senior secured net debt (f)	$2,180
Senior secured leverage ratio	2.58x
_______________

(a)	Consists of $10 million of restructuring costs offset by a net benefit of $15 million of former parent legacy items.

(b)	Represents the twelve-month pro forma effect of business optimization initiatives.

(c)	Represents the elimination of non-cash expenses, including $57 million of stock-based compensation expense less $11 million for the change in the allowance for doubtful accounts and notes reserves.

(d)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on January 1, 2015. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2015.

(e)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2015.

(f)
Represents total borrowings under the Senior Secured Credit Facility and borrowings secured by a first priority lien on our assets of $2,502 million plus $26 million of capital lease obligations less $348 million of readily available cash as of December 31, 2015. Pursuant to the terms of our Senior Secured Credit Facility and Term Loan A Facility, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2015:

	2016	2017	2018	2019	2020	Thereafter	Total
Revolving Credit Facility (a)	$—	$—	$—	$—	$200	$—	$200
Term Loan B Facility (b)	19	19	19	19	1,791	—	1,867
Term Loan A Facility (c)	22	22	33	44	314	—	435
3.375% Senior Notes	500	—	—	—	—	—	500
4.50% Senior Notes	—	—	—	450	—	—	450
5.25% Senior Notes	—	—	—	—	—	300	300
Interest payments on long-term debt (d)	161	143	135	115	48	16	618
Securitized obligations (e)	247	—	—	—	—	—	247
Operating leases (f)	151	125	93	72	53	179	673
Capital leases (including imputed interest)	12	9	5	1	—	1	28
Purchase commitments (g)	49	18	9	6	6	235	323
Total (h)(i)(j)	$1,161	$336	$294	$707	$2,412	$731	$5,641
_______________

(a)
The Company's $815 million Revolving Credit Facility expires in October 2020; however outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s Term Loan B Facility has quarterly amortization payments totaling 1% per annum of the $1,905 million original principal amount of the Term Loan B Facility issued under the First Amendment with the balance payable in March 2020.

(c)
The Company’s Term Loan A Facility has quarterly amortization payments, commencing March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the $435 million original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively, with the balance payable in October 2020.

(d)
Interest payments are based on applicable interest rates in effect at December 31, 2015 and include the impact of derivative instruments designed to fix the interest rate of a portion of the Company's variable rate debt.

(e)
The Apple Ridge securitization facility expires in June 2016 and the Cartus Financing Limited agreements expire in August 2016. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

(f)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.

(g)
Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. Purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee is $4 million in 2015 and will generally remain the same thereafter.

(h)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At December 31, 2015, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(i)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $40 million and unrecognized tax benefits of $78 million as the Company is not able to estimate the year in which these liabilities could be paid.

(j)
The contractual obligations table does not include non-standard incentives offered to some franchisees which are paid at certain points during the franchise agreement period provided the franchisee maintains a certain level of annual gross commission income and the franchisee is in compliance with the terms of the franchise agreement at the time of payment. If current annual gross commission income levels are maintained by our franchisees, we would pay a total of $8 million over the next two years.

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
Allowance for doubtful accounts
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which future payment is unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is generally recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $20 million and $27 million at December 31, 2015 and 2014, respectively.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,618 million and $756 million, respectively, at December 31, 2015 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated using a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
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
Based upon the impairment analysis performed in the fourth quarter of 2015, there was no impairment of goodwill or other indefinite-lived intangible assets for 2015. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair values. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill or other indefinite-lived intangible assets would have been recognized under this evaluation.
Common stock valuation
On occasion, we grant stock-based awards to certain senior management, employees and directors. These awards are measured based on the fair value on the grant date. The fair value of restricted stock, restricted stock units and performance share units without a market condition is equal to the closing sale price of the Company's common stock on the date of grant. The fair value of options is estimated on the date of grant using the Black-Scholes option-pricing model and the fair value of performance share units with market conditions is estimated on the date of grant using the Monte Carlo Simulation method. Expense for stock-based awards is recognized over the service period based on the vesting requirements, or when requisite performance metrics or milestones are achieved. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term and risk-free rate.

Our expected volatility is based on the average volatility rates of the Company and similar actively traded companies since we only have trading history as a public company since October 2012. The expected term is calculated based on the simplified method and is estimated to be 6.25 years for time vesting stock options. The risk-free rate is derived from the U.S. Treasury yield curve in effect at the time of the grant using the estimated grant holding period. If factors change and we employ different assumptions, the fair value of future awards and resulting stock-based compensation expense may differ significantly from what we have estimated historically.
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
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU")—Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the amendment, debt issuance costs were recognized as deferred charges and recorded as other assets. The amendments in this ASU are effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted.
The Company elected to early adopt this ASU in the fourth quarter of 2015. The election requires retrospective application to all prior periods presented in the financial statements and represents a change in accounting principle. Adoption of the ASU resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets. As a result of the adoption, the December 31, 2014 indebtedness table has been restated as follows:

	December 31, 2014
	Previously Reported Balance	Effect of Accounting Principle Adoption	Adjusted Balance
Senior Secured Credit Facility:
Term Loan B Facility	$1,871	$18	$1,853
7.625% First Lien Notes	593	7	586
9.00% First and a Half Lien Notes	196	2	194
3.375% Senior Notes	500	3	497
4.50% Senior Notes	450	21	429
5.25% Senior Notes	300	4	296
Total Short-Term & Long-Term Debt	$3,910	$55	$3,855

The debt issuance costs related to our revolving credit facilities, including securitization obligations, remain classified as an asset within other assets.
In November 2015, the FASB issued ASU—Balance Sheet Classification of Deferred Taxes, requiring an entity to present deferred tax assets and deferred tax liabilities as non-current in its classified balance sheet. The ASU simplifies current guidance, which requires an entity to separately present deferred tax assets and deferred tax liabilities as current and non-current in its classified balance sheet. Entities are permitted to apply the amendments either prospectively or retrospectively. The ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.
The Company elected to early adopt this ASU in the fourth quarter of 2015 and applied its provisions retrospectively to all prior periods presented in the financial statements. The election represents a change in accounting principle.
As a result of the early adoption of these two ASUs, the December 31, 2014 Consolidated Balance Sheet is restated as follows:

	December 31, 2014
		Effect of Accounting Principle Adoption
	Previously Reported Balance	Simplifying the Presentation of Debt Issuance Costs	Balance Sheet Classification of Deferred Taxes	Adjusted Balance
ASSETS
Current assets:
Deferred income taxes	$180	$—	$(180)	$—
Total current assets	1,026	—	(180)	846
Other non-current assets	230	(55)	1	176
Total assets	7,538	(55)	(179)	7,304

LIABILITIES AND EQUITY
Long-term debt	$3,891	$(55)	$—	$3,836
Deferred income taxes	350	—	(179)	171
Total liabilities	5,355	(55)	(179)	5,121
Total liabilities and equity	7,538	(55)	(179)	7,304
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In May 2014, the FASB and IASB issued a converged standard on revenue recognition that will have an effect on most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard, as initially released, would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption would not be permitted. In July 2015, the FASB deferred the effective date of the new revenue standard by one year resulting in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017 and allowing entities to adopt one year earlier if they so elect. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard in the first quarter of 2018 but has not yet determined the method by which the standard will be adopted. The Company is currently evaluating the impact of the standard on its consolidated financial statements but does not expect the new standard to have a material impact on the financial results of the Company as the majority of our revenue is recognized at the completion of a homesale transaction and will not be impacted by this new revenue recognition guidance.

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At December 31, 2015, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B Facility under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2015, we had variable interest rate long-term debt from our outstanding term loans and revolver of $2,502 million, which excludes $247 million of securitization obligations.  The weighted average interest rate on the outstanding term loans and revolver at December 31, 2015 was 3.48%. The interest rate with respect to the Term Loan B Facility is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). The interest rate with respect to the Term Loan A Facility and Revolving Credit Facility is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the December 31, 2015 senior secured leverage ratio, the LIBOR margin was 2.25%. At December 31, 2015 the one-month LIBOR rate was 0.43%; therefore we have estimated that a 0.25% increase in LIBOR would have a $2 million impact on our annual interest expense.
We have entered into interest rate swaps with a notional value of $1,475 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings. Our interest rate swaps are as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$225	July 2012	February 2018
$200	January 2013	February 2018
$600	August 2015	August 2020
$450	November 2017	November 2022
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of $47 million and $40 million at December 31, 2015 and 2014, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $13 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Management assessed the effectiveness of Realogy Holdings' internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Holdings maintained effective internal control over financial reporting as of December 31, 2015.
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
Management assessed the effectiveness of Realogy Group’s internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Group maintained effective internal control over financial reporting as of December 31, 2015.
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
Item 9B.    Other Information.
Severance Agreements with the Named Executive Officers Who Report to the CEO
On February 23, 2016, Realogy Holdings Corp. (the “Company”) entered into severance agreements with Messrs. Hull, Casey, Perriello and Zipf (each, a “Severance Agreement”). The Severance Agreements replaced and superseded the executives' employment agreements that were scheduled to expire in April 2016. While the terms of the employment agreement and the new severance agreement are substantially similar there are certain modifications to reflect current executive compensation best practices.
The Severance Agreements provide for severance protections upon certain terminations of employment not related to a change in control, in addition to protections for certain terminations in connection with a change in control as was similarly provided in the employment agreements. The material terms and conditions of the Severance Agreements are summarized below.
Term. Each Severance Agreement will commence on February 23, 2016 and expire on February 23, 2019. If a change in control of the Company (as defined in the Severance Agreement) occurs during the term, the term will expire twenty-four (24) months following the date of the change in control (or February 23, 2019, if later).
Annual Compensation. The following chart provides each executive’s annual base salary and annual target cash incentive percentage. Each executive may also be eligible for long-term incentive compensation awards as determined by the Compensation Committee of the Board of Directors in its sole discretion.

Name	Annual Base Salary	Annual Target Cash Incentive Percentage of Eligible Earnings
Anthony E. Hull	$675,000	100%
Donald J. Casey	$450,000	100%
Alexander E. Perriello, III	$600,000	100%
Bruce Zipf	$625,000	100%
Non-Change-in-Control Severance. If the executive experiences a “qualifying termination” (as described below) not in connection with a change in control of the Company, the Company will provide the executive with the following severance payments and benefits, subject to the executive’s continued compliance with his restrictive covenants and the execution and non-revocation of a release of claims:

•	an amount equal to one times (or with respect to Mr. Hull, two times) the sum of the executive’s annual base salary and annual bonus, payable in twenty-four equal monthly installments;

•
the continuation of medical and dental benefits on terms no less favorable to the executive than those terms in effect immediately prior to the termination of employment for a period of up to eighteen months; and

•	outplacement services for a period of up to twelve months, the value of such services not to exceed $50,000.
Change in Control Severance. If the executive experiences a qualifying termination within 24 months following a change in control of the Company, the Company will provide the executive with the following severance payments and benefits, subject to the executive’s continued compliance with his restrictive covenants and the execution and non-revocation of a release of claims:

•	an amount equal to two times the sum of the executive’s annual base salary and annual bonus, payable in lump sum;

•
the continuation of medical and dental benefits on terms no less favorable to the executive than those terms in effect immediately prior to the termination of employment for a period of up to eighteen months; and

•	outplacement services for a period of up to twelve months, the value of such services not to exceed $50,000.
Pro-Rata Bonus. Upon a qualifying termination, the executives will also receive a pro-rata bonus in respect of the fiscal year in which the executive’s termination of employment occurs, determined based on the Company’s actual performance and payable at such time such bonuses are payable to other employees of the Company.
Qualifying Termination. A “qualifying termination” means the executive’s employment is terminated by the Company without cause or the executive resigns with good reason, in either case, during the term of the agreement.

Section 280G. The Severance Agreement provides that if payments and benefits provided to the executive would constitute an “excess parachute payment” for purposes of Section 280G of the tax code, the executive will either have his payments and benefits reduced to the highest amount that could be paid without triggering Section 280G or receive the after-tax amount of his payment and benefits, whichever results in the greater after-tax benefit, taking into account the excise tax imposed under Section 4999 of the tax code and any applicable federal, state and local taxes.
Restrictive Covenants and Clawback. Under the Severance Agreement, the executive is subject to a non-compete period of two years and a non-solicitation period of three years following the executive’s termination of employment for any reason. The Company’s Clawback Policy applies in the event the executive breaches his restrictive covenants under the Severance Agreement.
The foregoing description of the material terms of the Severance Agreements do not purport to be a complete description and is qualified in its entirety by reference to the Severance Agreements, which are filed as exhibits to this Annual Report.
Director Not Standing for Re-Election
On February 23, 2016, Brett White notified Realogy Holdings Corp. of his decision not to stand for re-election to the Board of Directors (the "Board") when his current term expires at the Realogy Holdings Corp. 2016 Annual Meeting of Stockholders. Mr. White will continue to serve as a member of the Board until the 2016 Annual Meeting of Stockholders.  Mr. White’s decision is based solely on his time commitments as Chairman and Chief Executive Officer of Cushman Wakefield (formerly DTZ Holdings plc).  These commitments increased significantly last September with DTZ Holding plc's acquisition of Cushman & Wakefield and his appointment as Chairman and Chief Executive Officer of the combined company, having previously served as Executive Chairman of DTZ Holdings plc.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Identification of Directors
The information required by this item is included in the Proxy Statement under the caption "Election of Directors" and is incorporated by reference to this report.
Identification of Executive Officers
The following provides information regarding individuals who served as executive officers of Realogy Group and Realogy Holdings at December 31, 2015. The age of each individual indicated below is as of February 19, 2016.
Richard A. Smith, age 62, has served as our President and Chief Executive Officer since November 13, 2007, as Chairman of the Board since March 2012, and as a director since our separation from Cendant in July 2006. Prior to November 13, 2007, he served as our Vice Chairman of the Board of Directors and President. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996. Under the terms of his employment agreement, Mr. Smith serves as a member of the Board of Directors of Realogy during his employment term. His current term of employment ends on April 9, 2017.
Anthony E. Hull, 57, has served as our Executive Vice President, Chief Financial Officer and Treasurer since our separation from Cendant in July 2006. From December 14, 2007 to February 3, 2008, Mr. Hull performed the functions of our Chief Accounting Officer. Mr. Hull was Executive Vice President, Finance of Cendant from October 2003 until our separation from Cendant in July 2006. From January 1996 to September 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, a diversified entertainment company. From 1990 to 1994, Mr. Hull worked in various capacities for Paramount Communications, a diversified entertainment and publishing company. From 1984 to 1990, Mr. Hull worked in investment banking at Morgan Stanley.
Marilyn J. Wasser, 60, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services, ultimately serving as Executive Vice President, Associate General Counsel and Corporate Secretary of AT&T Wireless Services from September 2002 to February 2005 and immediately prior thereto, from 1995 until 2002, as EVP Law, Corporate Secretary and Chief Compliance Officer of AT&T.
Sunita Holzer, 54, has served as our Executive Vice President and Chief Human Resources Officer ("CHRO") since March 2015. Prior to Realogy, Ms. Holzer served as Executive Vice President and CHRO for Computer Sciences Corporation from 2012 to 2014, where she had oversight of global human resources for 80,000 employees across 60 countries. Ms. Holzer also was Executive Vice President and CHRO at Chubb Insurance from 2003 to 2012. Prior to her tenure at Chubb Insurance, Ms. Holzer held executive HR roles at GE Capital, American Express and American International Group.
Kevin J. Kelleher, 62, has served as the President and Chief Executive Officer of Cartus (formerly known as Cendant Mobility Services Corporation) since 1997.  From 1993 to 1997, he served as Senior Vice President and General Manager of Cendant Mobility’s destination services unit.
Alexander E. Perriello, III, 68, has served as the President and Chief Executive Officer of Realogy Franchise Group (formerly known as Cendant Real Estate Franchise Group) since April 2004. From 1997 through 2004, he served as President and Chief Executive Officer of Coldwell Banker Real Estate Corporation.
Bruce Zipf, 59, has served as the President and Chief Executive Officer of NRT LLC since March 2005 and as President and Chief Operating Officer from February 2004 to March 2005. From January 2003 to February 2004, Mr. Zipf served as Executive Vice President and Chief Administrative Officer of NRT and from 1998 through December 2002 he served as NRT’s Senior Vice President for most of NRT’s Eastern Operations. From 1996 to 1998, Mr. Zipf served as President and Chief Operating Officer for Coldwell Banker Residential Brokerage—New York.

Donald J. Casey, 54, has served as the President and Chief Executive Officer of TRG (formerly known as Cendant Settlement Services Group) since April 2002. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
Timothy B. Gustavson, 47, has served as our Senior Vice President, Chief Accounting Officer and Controller since March 2015. From 2008 until March 2015, Mr. Gustavson served as Realogy’s Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined Realogy in 2006 as Vice President of External Reporting and prior to Realogy, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
Stephen Fraser, 53, has served as our Senior Vice President and Chief Information Officer since April 2014. From June 2013 to March 2014, Mr. Fraser was Global Head of IT Service and Information Management for IKEA, where he was responsible for leading IT service delivery and all global applications, supporting 147,000 employees in 42 countries. From April 2005 to December 2012, Mr. Fraser was Vice President, Head of Group (corporate) IT at A.P. Moller-Maersk Group responsible for the company's corporate IT strategic direction and governance, information risk management, information security and Group-wide cost efficiency initiatives for a company with 108,000 employees, working in 130 countries. From March 1998 to March 2005, Mr. Fraser was Global Vice President, IT for Canadian Pacific Ltd. (C.P. Ships Subsidiary).
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans as of December 31, 2015
The information required by this item relating to securities authorized for issuance under equity compensation plans is included in the Proxy Statement under the caption "Proposal to Approve the Amended and Restated 2012 Long-Term Incentive Plan" and is incorporated by reference to this report. See Note 12, "Stock-Based Compensation", in the consolidated financial statements for additional information on the 2007 Stock Incentive Plan and the 2012 Long-Term Incentive Plan.
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
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on February 24, 2016.
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

Name	Title	Date

/s/ RICHARD A. SMITH	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2016
Richard A. Smith

/s/ ANTHONY E. HULL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2016
Anthony E. Hull

/s/ TIMOTHY B. GUSTAVSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2016
Timothy B. Gustavson

/s/ RAUL ALVAREZ	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Raul Alvarez

/s/ MARC E. BECKER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Marc E. Becker

/s/ JESSICA M. BIBLIOWICZ	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Jessica M. Bibliowicz

/s/ FIONA P. DIAS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Fiona P. Dias

/s/ V. ANN HAILEY	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
V. Ann Hailey

/s/ DUNCAN L. NIEDERAUER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Duncan L. Niederauer

/s/ SHERRY M. SMITH	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Sherry M. Smith

/s/ BRETT WHITE	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Brett White

/s/ MICHAEL J. WILLIAMS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2016
Michael J. Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Realogy Holdings Corp. and its subsidiaries ("the Company") at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the presentation of debt issuance costs and the balance sheet classification of deferred taxes in 2015 and retrospectively for prior years due to the adoptions of ASU - Simplifying the Presentation of Debt Issuance Costs and ASU - Balance Sheet Classification of Deferred Taxes.
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
February 24, 2016

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, equity and cash flows present fairly, in all material respects, the financial position of Realogy Group LLC and its subsidiaries ("the Company") at December 31, 2015 and December 31, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
As discussed in Note 2 to the financial statements, the Company has changed its method of accounting for the presentation of debt issuance costs and the balance sheet classification of deferred taxes in 2015 and retrospectively for prior years due to the adoptions of ASU - Simplifying the Presentation of Debt Issuance Costs and ASU - Balance Sheet Classification of Deferred Taxes.
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
February 24, 2016

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2015	2014	2013
Revenues
Gross commission income	$4,288	$4,028	$3,946
Service revenue	882	802	867
Franchise fees	353	333	322
Other	183	165	154
Net revenues	5,706	5,328	5,289
Expenses
Commission and other agent-related costs	2,931	2,755	2,691
Operating	1,458	1,350	1,371
Marketing	226	214	199
General and administrative	337	293	327
Former parent legacy benefit, net	(15)	(10)	(4)
Restructuring costs, net	10	(1)	4
Depreciation and amortization	201	190	176
Interest expense, net	231	267	281
Loss on the early extinguishment of debt	48	47	68
Other (income)/expense, net	(3)	(2)	1
Total expenses	5,424	5,103	5,114
Income before income taxes, equity in earnings and noncontrolling interests	282	225	175
Income tax expense (benefit)	110	87	(242)
Equity in earnings of unconsolidated entities	(16)	(9)	(26)
Net income	188	147	443
Less: Net income attributable to noncontrolling interests	(4)	(4)	(5)
Net income attributable to Realogy Holdings and Realogy Group	$184	$143	$438

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$1.26	$0.98	$3.01
Diluted earnings per share	$1.24	$0.97	$2.99
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	146.5	146.0	145.4
Diluted	148.1	147.2	146.6

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2015	2014	2013
Net income	$188	$147	$443
Currency translation adjustment	(4)	(4)	—
Defined Benefit Plans:
Actuarial gain (loss) for the plans	1	(24)	19
Less: amortization of actuarial loss to periodic pension cost	(2)	(1)	(2)
Defined benefit plans	3	(23)	21
Other comprehensive income (loss), before tax	(1)	(27)	21
Income tax expense (benefit) related to items of other comprehensive income (loss) amounts	—	(11)	9
Other comprehensive income (loss), net of tax	(1)	(16)	12
Comprehensive income	187	131	455
Less: comprehensive income attributable to noncontrolling interests	(4)	(4)	(5)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$183	$127	$450

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$415	$313
Trade receivables (net of allowance for doubtful accounts of $20 and $27)	141	116
Relocation receivables	279	297
Other current assets	126	120
Total current assets	961	846
Property and equipment, net	254	233
Goodwill	3,618	3,477
Trademarks	745	736
Franchise agreements, net	1,428	1,495
Other intangibles, net	316	341
Other non-current assets	209	176
Total assets	$7,531	$7,304

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$139	$128
Securitization obligations	247	269
Due to former parent	31	51
Current portion of long-term debt	740	19
Accrued expenses and other current liabilities	448	411
Total current liabilities	1,605	878
Long-term debt	2,962	3,836
Deferred income taxes	267	171
Other non-current liabilities	275	236
Total liabilities	5,109	5,121
Commitments and contingencies (Notes 13 and 14)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2015 and December 31, 2014	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized 146,746,537 shares outstanding at December 31, 2015 and 146,382,923 shares outstanding at December 31, 2014	1	1
Additional paid-in capital	5,733	5,677
Accumulated deficit	(3,280)	(3,464)
Accumulated other comprehensive loss	(36)	(35)
Total stockholders' equity	2,418	2,179
Noncontrolling interests	4	4
Total equity	2,422	2,183
Total liabilities and equity	$7,531	$7,304

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2015	2014	2013
Operating Activities
Net income	$188	$147	$443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	201	190	176
Deferred income taxes	96	77	(249)
Amortization of deferred financing costs and discount	18	17	12
Non-cash portion of the loss on the early extinguishment of debt	9	24	14
Equity in earnings of unconsolidated entities	(16)	(9)	(26)
Stock-based compensation	57	42	61
Mark-to-market adjustments on derivatives	18	29	(4)
Other adjustments to net income	(4)	(1)	5
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(27)	4	—
Relocation receivables	17	(29)	55
Other assets	(25)	(5)	5
Accounts payable, accrued expenses and other liabilities	28	(53)	(14)
Due to former parent	(20)	(11)	(4)
Dividends received from unconsolidated entities	13	5	42
Taxes paid related to net share settlement for stock-based compensation	(6)	(6)	(22)
Other, net	(3)	2	(2)
Net cash provided by operating activities	544	423	492
Investing Activities
Property and equipment additions	(84)	(71)	(62)
Payments for acquisitions, net of cash acquired	(127)	(215)	(32)
Change in restricted cash	2	4	(5)
Other, net	—	(16)	(3)
Net cash used in investing activities	(209)	(298)	(102)
Financing Activities
Net change in revolving credit facilities	200	—	(110)
Proceeds from issuance of Term Loan A Facility	435	—	—
Proceeds from amended Term Loan B Facility	—	—	79
Repayments of Term Loan B Facility	(19)	(19)	(15)
Redemption of First Lien Notes	(593)	—	—
Repurchases of First and a Half Lien Notes	(196)	(729)	(100)
Proceeds from issuance of Senior Notes	—	750	500
Redemption of Senior Notes and Senior Subordinated Notes	—	—	(821)
Net change in securitization obligations	(21)	17	(9)
Debt transaction costs	(10)	(44)	(28)
Proceeds from exercise of stock options	5	6	5
Other, net	(32)	(27)	(31)
Net cash used in financing activities	(231)	(46)	(530)
Effect of changes in exchange rates on cash and cash equivalents	(2)	(2)	—
Net increase (decrease) in cash and cash equivalents	102	77	(140)
Cash and cash equivalents, beginning of period	313	236	376
Cash and cash equivalents, end of period	$415	$313	$236

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $6, $6 and $7, respectively)	$244	$249	$312
Income tax payments, net	17	10	16

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Realogy Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at January 1, 2013	145.3	$1	$5,591	$(4,045)	$(31)	$3	$1,519
Net income	—	—	—	438	—	5	443
Other comprehensive income	—	—	—	—	12	—	12
Exercise of stock options	0.2	—	5	—	—	—	5
Stock-based compensation	—	—	19	—	—	—	19
Issuance of shares under the Phantom Value Plan	0.9	—	42	—	—	—	42
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(22)	—	—	—	(22)
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2013	146.1	$1	$5,635	$(3,607)	$(19)	$3	$2,013
Net income	—	—	—	143	—	4	147
Other comprehensive income	—	—	—	—	(16)	—	(16)
Exercise of stock options	0.3	—	6	—	—	—	6
Stock-based compensation	—	—	42	—	—	—	42
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	(6)	—	—	—	(6)
Dividends	—	—	—	—	—	(4)	(4)
Capital contributions from noncontrolling interests	—	—	—	—	—	1	1
Balance at December 31, 2014	146.4	$1	$5,677	$(3,464)	$(35)	$4	$2,183
Net income	—	—	—	184	—	4	188
Other comprehensive income	—	—	—	—	(1)	—	(1)
Exercise of stock options	0.2	—	5	—	—	—	5
Stock-based compensation	—	—	57	—	—	—	57
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	(6)	—	—	—	(6)
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2015	146.7	$1	$5,733	$(3,280)	$(36)	$4	$2,422

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. ("Realogy Holdings", "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC ("Realogy Intermediate") and Realogy Group LLC ("Realogy Group") and its consolidated subsidiaries. Realogy, through its subsidiaries, is a global provider of residential real estate services. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations, comprehensive income and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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
Business Description
The Company reports its operations in the following four business segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2015, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 256,800 independent sales associates operating under our franchise and proprietary brands in the U.S. and 109 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 47,000 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, Citi HabitatsSM and ZipRealty® brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

REVENUE RECOGNITION
Real Estate Franchise Services
The Company franchises its real estate brokerage franchise systems to real estate brokerage businesses that are independently owned and operated. The Company provides operational and administrative services and systems to franchisees, which include marketing programs, systems and tools that are designed to help the Company's franchisees serve their customers and attract new or retain existing independent sales associates, training and volume purchasing discounts through the Company’s preferred alliance program. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Non-standard incentives are recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes initial franchise fees and initial area development fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed. The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees.
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
CONSOLIDATION
The Company consolidates any VIE for which it is the primary beneficiary with a controlling financial interest. Also, the Company consolidates an entity not deemed a VIE if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling interest (financial or operating), the investments in such entities are accounted for using the equity or cost method, as appropriate. The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee. The Company uses the cost method for all other investments.
CASH AND CASH EQUIVALENTS
The Company considers highly liquid investments with remaining maturities not exceeding three months at the date of purchase to be cash equivalents.
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $8 million and $10 million at December 31, 2015 and 2014, respectively and are primarily included within other current assets on the Company’s Consolidated Balance Sheets.
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
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $194 million, $188 million and $174 million for the years ended December 31, 2015, 2014 and 2013, respectively.
DEBT ISSUANCE COSTS
Debt issuance costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are capitalized and amortized on a straight-line basis over the term of the loan and are included as a component of interest expense. In the fourth quarter of 2015, the Company early adopted Accounting Standards Update— Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The change in presentation is reflected retroactively.
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

In the fourth quarter of 2015, the Company early adopted Accounting Standards Update—Balance Sheet Classification of Deferred Taxes, requiring that deferred tax assets and deferred tax liabilities be presented as non-current in a classified balance sheet. This standard simplifies current guidance, which requires that deferred tax assets and deferred tax liabilities be separately presented as current and non-current in a classified balance sheet. The change in presentation is reflected retroactively.
DERIVATIVE INSTRUMENTS
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has interest rate swaps with an aggregate notional value of $1,475 million to offset the variability in cash flows resulting from the term loan facilities as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$225	July 2012	February 2018
$200	January 2013	February 2018
$600	August 2015	August 2020
$450	November 2017	November 2022
The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
INVESTMENTS
At December 31, 2015 and 2014, the Company had various equity method investments aggregating $65 million and $61 million, respectively, which are recorded within other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% interest in PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $58 million at December 31, 2015.
In connection with the joint venture, the Company recorded equity earnings related to its investment in PHH Home Loans of $14 million, $8 million and $24 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company received cash dividends from PHH Home Loans of $10 million, $3 million and $40 million during the years ended December 31, 2015, 2014 and 2013, respectively. The following presents the summarized financial information for PHH Home Loans:

	December 31,
	2015	2014
Balance sheet data:
Total assets	$491	$480
Total liabilities	379	375
Total members’ equity	112	105
	Year Ended December 31,
	2015	2014	2013
Statement of operations data:
Total revenues	$233	$200	$282
Total expenses	205	185	235
Net income	28	15	47

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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, generally from 1 to 5 years, when such software is substantially ready for use. The net carrying value of software developed or obtained for internal use was $79 million and $85 million at December 31, 2015 and 2014, respectively.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying value of our goodwill and other indefinite-lived intangible assets was $3,618 million and $756 million, respectively, at December 31, 2015 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
We determine the fair value of our reporting units utilizing our best estimate of future revenues, operating expenses, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties. Although we believe our assumptions are reasonable, actual results may vary significantly. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty we perform sensitivity analysis on key estimates and assumptions.
Based upon the impairment analysis performed in the fourth quarter of 2015, 2014 and 2013, there was no impairment of goodwill or other indefinite-lived intangible assets for these years. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2015, 2014 or 2013.
The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2015, 2014 or 2013.
SUPPLEMENTAL CASH FLOW INFORMATION
Significant non-cash transactions in 2015 included $17 million in capital lease additions, which resulted in non-cash accruals to fixed assets and other long-term liabilities. Significant non-cash transactions in 2014 included $8 million in capital lease additions, which resulted in non-cash accruals to fixed assets and other long-term liabilities. Significant non-cash transactions in 2013 included non-cash issuances of common stock of $22 million pursuant to the Phantom Value Plan, net of shares withheld for taxes. In addition, during 2013, the Company recorded $6 million in tenant improvements related to the new corporate headquarters and $14 million in capital lease additions, both of which resulted in non-cash accruals to fixed assets and other long-term liabilities.

STOCK-BASED COMPENSATION
The Company grants stock-based awards to certain senior management, employees and directors including non-qualified stock options, restricted stock, restricted stock units and performance share units.
The fair value of non-qualified stock options is estimated using the Black-Scholes option pricing model on the grant date and is recognized as expense over the service period based on the vesting requirements. The fair value of restricted stock, restricted stock units and performance share units without a market condition is measured based on the closing price of the Company's common stock on the grant date and is recognized as expense over the service period of the award, or when requisite performance metrics or milestones are probable of being achieved. The fair value of awards with a market condition are estimated using the Monte Carlo simulation method and expense is recognized on a straight-line basis over the requisite service period of the award. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility, expected term, risk-free rate and estimated forfeiture rates.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In April 2015, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update ("ASU")—Simplifying the Presentation of Debt Issuance Costs, requiring that debt issuance costs related to a debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. Prior to the amendment, debt issuance costs were recognized as deferred charges and recorded as other assets. The amendments in this ASU are effective for the Company’s fiscal year beginning January 1, 2016 and subsequent interim periods, with earlier adoption permitted.
The Company elected to early adopt this ASU in the fourth quarter of 2015. The election requires retrospective application to all prior periods presented in the financial statements and represents a change in accounting principle. Adoption of the ASU resulted in the reclassification of debt issuance costs from deferred financing costs in other assets to a reduction in the carrying amount of the related debt liability within the Company’s consolidated balance sheets. As a result of the adoption, the December 31, 2014 indebtedness table has been restated as follows:

	December 31, 2014
	Previously Reported Balance	Effect of Accounting Principle Adoption	Adjusted Balance
Senior Secured Credit Facility:
Term Loan B Facility	$1,871	$18	$1,853
7.625% First Lien Notes	593	7	586
9.00% First and a Half Lien Notes	196	2	194
3.375% Senior Notes	500	3	497
4.50% Senior Notes	450	21	429
5.25% Senior Notes	300	4	296
Total Short Term & Long Term Debt	$3,910	$55	$3,855
The debt issuance costs related to our revolving credit facilities, including securitization obligations, remain classified as an asset within other assets.
In November 2015, the FASB issued ASU—Balance Sheet Classification of Deferred Taxes, requiring an entity to present deferred tax assets and deferred tax liabilities as non-current in its classified balance sheet. The ASU simplifies current guidance, which requires an entity to separately present deferred tax assets and deferred tax liabilities as current and non-current in its classified balance sheet. Entities are permitted to apply the amendments either prospectively or retrospectively. The ASU is effective for annual and interim periods beginning after December 15, 2016, with early adoption permitted.
The Company elected to early adopt this ASU in the fourth quarter of 2015 and applied its provisions retrospectively to all prior periods presented in the financial statements. The election represents a change in accounting principle.

As a result of the early adoption of these two ASUs, the December 31, 2014 Consolidated Balance Sheet is restated as follows:

	December 31, 2014
		Effect of Accounting Principle Adoption
	Previously Reported Balance	Simplifying the Presentation of Debt Issuance Costs	Balance Sheet Classification of Deferred Taxes	Adjusted Balance
ASSETS
Current assets:
Deferred income taxes	$180	$—	$(180)	$—
Total current assets	1,026	—	(180)	846
Other non-current assets	230	(55)	1	176
Total assets	7,538	(55)	(179)	7,304

LIABILITIES AND EQUITY
Long-term debt	$3,891	$(55)	$—	$3,836
Deferred income taxes	350	—	(179)	171
Total liabilities	5,355	(55)	(179)	5,121
Total liabilities and equity	7,538	(55)	(179)	7,304
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In May 2014, the FASB and IASB issued a converged standard on revenue recognition that will have an effect on most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard, as initially released, would be effective for fiscal years, and interim periods within those years, beginning after December 15, 2016 and early adoption would not be permitted. In July 2015, the FASB deferred the effective date of the new revenue standard by one year resulting in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017 and allowing entities to adopt one year earlier if they so elect. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard in the first quarter of 2018 but has not yet determined the method by which the standard will be adopted. The Company is currently evaluating the impact of the standard on its consolidated financial statements but does not expect the new standard to have a material impact on the financial results of the Company as the majority of our revenue is recognized at the completion of a homesale transaction and will not be impacted by this new revenue recognition guidance.

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

2015 ACQUISITIONS
During the year ended December 31, 2015, the Company acquired thirteen real estate brokerage related operations through its wholly owned subsidiary, NRT, including a large franchisee of the Real Estate Franchise segment, for aggregate cash consideration of $96 million and established $13 million of liabilities related to contingent consideration and other acquisition related liabilities. These acquisitions resulted in goodwill of $94 million, pendings and listings of $10 million, other intangibles of $1 million, other assets of $7 million and other liabilities of $3 million.
During the year ended December 31, 2015, the Company acquired three title and settlement operations through its wholly owned subsidiary, TRG, for cash consideration of $34 million and established $37 million of liabilities related to contingent consideration that is expected to be earned over the next four years. These acquisitions resulted in goodwill of $47 million, trademarks of $9 million, pendings and listings of $8 million, other intangibles of $5 million, title plant shares of $1 million and other assets of $1 million.
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
During the year ended December 31, 2014, in addition to the ZipRealty acquisition discussed above, NRT acquired sixteen real estate brokerage and property management operations for cash consideration of $44 million and established $19 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $45 million, trademarks of $4 million, pendings and listings of $4 million, other intangibles of $8 million, other assets of $3 million and other liabilities of $1 million.
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

4.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Goodwill balance at January 1, 2013	$2,241	$630	$360	$73	$3,304
Goodwill acquired	—	31	—	—	31
Balance at December 31, 2013	2,241	661	360	73	3,335
Goodwill acquired	51	86	—	5	142
Balance at December 31, 2014	2,292	747	360	78	3,477
Goodwill acquired	—	94	—	47	141
Balance at December 31, 2015	$2,292	$841	$360	$125	$3,618
Goodwill and accumulated impairment summary
Gross goodwill	$3,315	$999	$641	$449	$5,404
Accumulated impairment losses (a)	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2015	$2,292	$841	$360	$125	$3,618
_______________

(a)
During the fourth quarter of 2008, the Company recorded an impairment charge of $1,557 million, which reduced intangible assets by $278 million and reduced goodwill by $1,279 million. During the fourth quarter of 2007, the Company recorded an impairment charge of $637 million, which reduced intangible assets by $130 million and reduced goodwill by $507 million.

During the fourth quarter of 2015, 2014 and 2013, the Company performed its annual impairment analysis of goodwill and unamortized intangible assets. These analyses resulted in no impairment charges.
Intangible assets are as follows:

	As of December 31, 2015			As of December 31, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$591	$1,428	$2,019	$524	$1,495
Unamortizable—Trademarks (b)	$745		$745	$736		$736
Other Intangibles
Amortizable—License agreements (c)	$45	$8	$37	$45	$7	$38
Amortizable—Customer relationships (d)	530	284	246	530	256	274
Unamortizable—Title plant shares (e)	11		11	10		10
Amortizable—Pendings and listings (f)	3	1	2	2	2	—
Amortizable—Other (g)	31	11	20	25	6	19
Total Other Intangibles	$620	$304	$316	$612	$271	$341
_______________

(a)	Generally amortized over a period of 30 years.

(b)
Primarily relates to the Century 21®, Coldwell Banker®, ERA®, Corcoran®, Coldwell Banker Commercial® and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.

(c)	Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).

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

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.

Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2015	2014	2013
Franchise agreements	$67	$67	$67
License agreements	1	1	1
Customer relationships	28	37	37
Pendings and listings	16	8	3
Other	5	3	1
Total	$117	$116	$109
Based on the Company’s amortizable intangible assets as of December 31, 2015, the Company expects related amortization expense to be approximately $102 million, $95 million, $94 million, $93 million, $91 million and $1,258 million in 2016, 2017, 2018, 2019, 2020 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $8 million, $9 million, and $12 million for the years ended December 31, 2015, 2014 and 2013, respectively. In addition, franchise fee revenue is net of annual volume incentives provided to real estate franchisees of $51 million, $50 million and $48 million for the years ended December 31, 2015, 2014 and 2013, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of the franchisees commission income earned and paid to the Company during the calendar year. Each brand has several different annual incentive schedules currently in effect.
The Company’s wholly owned real estate brokerage services segment, NRT, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. NRT paid royalties to the Real Estate Franchise Services segment of $284 million, $269 million and $265 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Marketing fees are generally paid by the Company’s real estate franchisees and are generally calculated based on a specified percentage of gross closed commissions earned on the sale of real estate, and may be subject to certain minimum and maximum payments. Such fees are recorded within other revenues on the accompanying Consolidated Statements of Operations. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.
The number of franchised and company owned outlets in operation are as follows:

	(Unaudited) As of December 31,
	2015	2014	2013
Franchised:
Century 21®	6,897	6,902	7,109
ERA®	2,355	2,304	2,314
Coldwell Banker®	2,258	2,396	2,489
Coldwell Banker Commercial®	163	167	195
Sotheby’s International Realty®	794	717	666
Better Homes and Gardens® Real Estate	304	283	259
	12,771	12,769	13,032
Company Owned:
ERA®	—	—	11
Coldwell Banker®	708	651	631
Sotheby’s International Realty®	41	39	32
Corcoran®/Other	38	37	32
	787	727	706

The number of franchised and company owned outlets (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2015	2014	2013
Franchised:
Beginning balance	12,769	13,032	12,880
Additions	445	311	478
Terminations	(443)	(574)	(326)
Ending balance	12,771	12,769	13,032
Company Owned:
Beginning balance	727	706	712
Additions	74	38	15
Closures	(14)	(17)	(21)
Ending balance	787	727	706
 As of December 31, 2015, there were an insignificant number of franchise agreements that were executed for which offices are not yet operating. Additionally, as of December 31, 2015, there were an insignificant number of franchise agreements pending termination.
In connection with ongoing fees the Company receives from its franchisees pursuant to the franchise agreements, the Company is required to provide certain services, such as training and marketing. In order to assist franchisees in converting to one of the Company’s brands, expand their operations or as an incentive to renew their franchise agreement, the Company may at its discretion, provide non-standard incentives, primarily in the form of conversion notes (prior to 2009, the Company issued development advance notes). Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts over the life of the franchise agreement. Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $115 million, net of $1 million of reserves, and $97 million, net of $1 million of reserves, at December 31, 2015 and 2014, respectively. These notes are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a charge in the statement of operations related to the forgiveness and impairment of these notes of $17 million, $15 million and $11 million for the years ended December 31, 2015, 2014 and 2013, respectively.

6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2015	2014
Furniture, fixtures and equipment	$242	$224
Capitalized software	310	288
Building and leasehold improvements	213	183
Land	3	3
Gross property and equipment	768	698
Less: accumulated depreciation	(514)	(465)
Property and equipment, net	$254	$233
The Company recorded depreciation expense related to property and equipment of $84 million, $74 million and $67 million for the years ended December 31, 2015, 2014 and 2013, respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2015	2014
Accrued payroll and related employee costs	$140	$120
Accrued volume incentives	34	32
Accrued commissions	29	21
Restructuring accruals	9	3
Deferred income	73	73
Accrued interest	13	44
Contingent consideration for acquisitions	27	10
Other	123	108
Accrued expenses and other current liabilities	$448	$411

8.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2015	2014
Senior Secured Credit Facility:
Revolving Credit Facility	$200	$—
Term Loan B Facility	1,839	1,853
Term Loan A Facility	433	—
7.625% First Lien Notes	—	586
9.00% First and a Half Lien Notes	—	194
3.375% Senior Notes	499	497
4.50% Senior Notes	434	429
5.25% Senior Notes	297	296
Total Short-Term & Long-Term Debt	$3,702	$3,855
Securitization Obligations:
Apple Ridge Funding LLC	$238	$255
Cartus Financing Limited	9	14
Total Securitization Obligations	$247	$269
Indebtedness Table
As of December 31, 2015, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal	Unamortized Discount and Debt Issuance Costs	Net
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$200	*	$200
Term Loan B Facility	(3)	March 2020	1,867	28	1,839
Term Loan A Facility	(4)	October 2020	435	2	433
Senior Notes	3.375%	May 2016	500	1	499
Senior Notes	4.50%	April 2019	450	16	434
Senior Notes	5.25%	December 2021	300	3	297
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2016	238	*	238
Cartus Financing Limited (7)		August 2016	9	*	9
Total (8)			$3,999	$50	$3,949

_______________

*	The debt issuance costs related to our Revolving Credit Facility and Securitization Obligations remain classified as a deferred asset within other assets.

(1)
As of December 31, 2015, the Company had $815 million of borrowing capacity under its Revolving Credit Facility leaving $615 million of available capacity. On February 19, 2016, the Company had $200 million outstanding borrowings on the Revolving Credit Facility and no outstanding letters of credit on such facility, leaving $615 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Term Loan A Facility at December 31, 2015 were based on, at the Company’s option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the September 30, 2015 senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00%.

(3)
The Term Loan B Facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A Facility provides for quarterly amortization payments, commencing March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the new Term Loan A Facility are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the September 30, 2015 senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00%.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of December 31, 2015, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $87 million of available capacity.

(7)
Consists of a £20 million revolving loan facility and a £5 million working capital facility. As of December 31, 2015, the Company had $38 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $29 million of available capacity.

(8)
Not included in this table, the Company had $134 million of outstanding letters of credit at December 31, 2015, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $81 million was under the unsecured letter of credit facility with a rate of 2.98%.

Maturities Table
As of December 31, 2015, the combined aggregate amount of maturities for long-term borrowings, excluding revolver borrowings and securitization obligations, for each of the next five years is as follows:

Year	Amount
2016	$541
2017	41
2018	52
2019	513
2020	2,105
Senior Secured Credit Facility
On October 23, 2015, Realogy Group entered into a second amendment to the senior secured credit agreement (the “Amended and Restated Credit Agreement”). The second amendment provides for a five-year, $815 million revolving credit facility that replaces the $475 million revolving credit facility under the senior secured credit agreement and includes a $125 million letter of credit sub-facility. The Term Loan B facility and the synthetic letter of credit facility under the Amended and Restated Credit Agreement were not affected by the second amendment.
The Amended and Restated Credit Agreement provides for:

(a)
a Term Loan B Facility initially issued in the aggregate principal amount of $1,905 million with a maturity date of March 5, 2020. The Term Loan B Facility has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to the Term Loan B Facility is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%); and

(b)
an $815 million Revolving Credit Facility with a maturity date of October 23, 2020, which includes (i) a $125 million letter of credit subfacility and (ii) a swingline loan subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00	2.00%	1.00%
The Amended and Restated Credit Agreement also provides for a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. The capacity of the synthetic letter of credit facility is reduced by 1% per annum. As of December 31, 2015, the capacity under the synthetic letter of credit facility was $54 million and the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00, and pursuant to the second amendment discussed above, the leverage ratio is tested quarterly, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At December 31, 2015, Realogy Group’s senior secured leverage ratio was 2.58 to 1.00.
Term Loan A Facility
On October 23, 2015, Realogy Group entered into the Term Loan A senior secured credit agreement. The Term Loan A Agreement provides for a five-year, $435 million aggregate principal facility issued at par with a maturity date of October 23, 2020 (the “Term Loan A Facility”) and has terms substantially similar to the Amended and Restated Credit Agreement. The Term Loan A Facility provides for quarterly amortization payments, commencing March 31, 2016, totaling the amount per annum equal to the following percentages of the original principal amount of the Term Loan A Facility: 5%, 5%, 7.5%, 10.0% and 12.5% for amortizations payable in 2016, 2017, 2018, 2019 and 2020, with the balance payable upon the final maturity date. The interest rates with respect to term loans under the Term Loan A Facility are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00	2.00%	1.00%
Consistent with the Amended and Restated Credit Agreement, the Term Loan A Facility permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and the company, without the consent of the existing lenders under the Term Loan A Facility, plus an unlimited amount if the

Company's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Term Loan A Facility also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
First Lien Notes
The First Lien Notes were senior secured obligations of Realogy Group and bore interest at a rate of 7.625% per annum. On October 23, 2015, Realogy Group issued a notice of redemption for all $593 million outstanding aggregate principal amount of the First Lien Notes and discharged its obligations under the related indenture. In connection with the redemption of the First Lien Notes and related discharge of the indenture, Realogy Group deposited a total of $638 million with the trustee, which included the applicable redemption premium and accrued and unpaid interest on the First Lien Notes.  The payment of the redemption price was funded with the net proceeds from the new Term Loan A Facility described above and revolver borrowings.
First and a Half Lien Notes
The First and a Half Lien Notes were senior secured obligations of Realogy Group and bore interest at a rate of 9.00% per annum. On November 30, 2015, the Company redeemed the $196 million aggregate principal amount of outstanding 9.00% Senior Secured Notes due 2020 at a redemption price of 105.490%. In connection with the redemption of the 9.00% Senior Secured Notes, Realogy Group paid total consideration of approximately $213 million, which included the applicable redemption premium and accrued and unpaid interest. Immediately following such redemption, Realogy Group cancelled the 9.00% Senior Secured Notes and discharged the 9.00% Senior Secured Notes Indenture in accordance with its terms. The 9.00% Senior Secured Notes were redeemed using cash on hand and borrowings under Realogy Group's revolving credit facility.
Unsecured Notes
The 3.375% Senior Notes, 4.50% Senior Notes and 5.25% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on May 1, 2016, April 15, 2019 and December 1, 2021, respectively. Interest on the Unsecured Notes is payable each year semiannually on May 1 and November 1 for the 3.375% Senior Notes, April 15 and October 15 for the 4.50% Senior Notes and June 1 and December 1 for the 5.25% Senior Notes. The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities, and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. In August 2015, the Company increased the capacity of the facility by $7 million from $81 million as of December 31, 2014 to $88 million. $81 million of capacity expires in June 2017 and the remaining $7 million of capacity expires in September 2018. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of December 31, 2015, $81 million of the Facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2015, Realogy Group extended the program until June 2016 and temporarily increased the capacity under the facility from $325 million to $375 million from June 2015 until October 2015, at which time the capacity was reduced to $325 million. At December 31, 2015, Realogy Group has $238 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2016. There are $9 million of outstanding borrowings on the facilities at December 31, 2015. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes and the First and a Half Lien Notes.

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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $281 million and $286 million of underlying relocation receivables and other related relocation assets at December 31, 2015 and 2014, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $6 million for both years ended December 31, 2015 and December 31, 2014. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.1% and 2.3% for the year ended December 31, 2015 and 2014, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Deferred Financing Costs
As a result of refinancing transactions, note repurchases and note redemptions, the Company recorded a loss on the early extinguishment of debt of $48 million during the year ended December 31, 2015.
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

9.	EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
The Company’s defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. The net periodic pension cost for 2015 was less than $1 million and is comprised of interest cost of approximately $6 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $8 million for the expected return on assets. The net periodic pension benefit for 2014 was $1 million and is comprised of interest cost of approximately $6 million and the amortization of the actuarial net loss of $1 million offset by a benefit of $8 million for the expected return on assets.
At December 31, 2015 and 2014, the accumulated benefit obligation of this plan was $149 million and $164 million, respectively, and the fair value of the plan assets were $106 million and $114 million, respectively, resulting in an unfunded accumulated benefit obligation of $43 million and $50 million, respectively, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets.

Estimated future benefit payments as of December 31, 2015 are as follows:

Year	Amount
2016	$9
2017	9
2018	9
2019	10
2020	10
2021 through 2025	49
The minimum funding required during 2016 is estimated to be $3 million.
The following table presents the fair values of plan assets by category as of December 31, 2015:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity securities	—	74	—	74
Fixed income securities	—	30	—	30
Total	$2	$104	$—	$106
The following table presents the fair values of plan assets by category as of December 31, 2014:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity securities	—	71	—	71
Fixed income securities	—	42	—	42
Total	$1	$113	$—	$114
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2015 and 2014, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $7 million and $8 million, respectively.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain of its eligible employees an opportunity to accumulate funds for retirement and has a Company match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $14 million, $12 million and $10 million for the years ended December 31, 2015, 2014 and 2013, respectively.

10.	INCOME TAXES
The components of pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Domestic	$290	$230	$192
Foreign	8	4	9
Pretax income	$298	$234	$201
The components of income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$8	$5	$4
State	3	1	—
Foreign	3	4	3
Total current	14	10	7
Deferred:
Federal	91	76	(241)
State	4	1	(8)
Foreign	1	—	—
Total deferred	96	77	(249)
Income tax expense (benefit)	$110	$87	$(242)
A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 35% to the actual expense (benefit) was as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefits	2	5	2
Permanent differences	1	2	(1)
Net change in valuation allowance	1	(3)	(157)
Other	(2)	(2)	1
	37%	37%	(120%)
The Company’s combined federal, state and foreign effective income tax rate for 2013 is not meaningful since our net definite lived deferred tax assets were fully offset by a valuation allowance until 2013 when we substantially reversed the valuation allowance on our domestic deferred tax assets.

  Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, as of December 31, are as follows:

	2015	2014
Deferred income tax assets:
Net operating loss carryforwards	$654	$810
Tax credit carryforwards	28	17
Accrued liabilities	123	103
Minimum pension obligation	23	24
Provision for doubtful accounts	18	22
Liability for unrecognized tax benefits	6	8
Interest rate swaps	11	6
Other	1	—
Total deferred tax assets	864	990
Less: valuation allowance	(11)	(10)
Total deferred income tax assets after valuation allowance	853	980
Deferred income tax liabilities:
Depreciation and amortization	1,105	1,122
Change in tax return accounting methods	9	18
Prepaid expenses	2	2
Undistributed foreign earnings	2	6
Basis difference in investment in joint ventures	1	2
Total deferred tax liabilities	1,119	1,150
Net deferred income tax liabilities	$(266)	$(170)
Deferred tax assets and deferred tax liabilities are netted by tax jurisdiction. The Net deferred income tax liability of $266 million as of December 31, 2015 is included in the accompanying Consolidated Balance Sheets with $267 million in deferred income taxes (non-current liabilities) and $1 million in other non-current assets. The Net deferred income tax liability of $170 million as of December 31, 2014 is included in the accompanying Consolidated Balance Sheets with $171 million in deferred income taxes (non-current liabilities) and $1 million in other non-current assets.
As of December 31, 2015, the Company had gross federal and state net operating loss carryforwards of $1,650 million which is net of losses limited due to the October 2012 ownership change, losses related to excess tax benefits of share-based payments and unrecognized tax benefits. The federal net operating loss carryforwards expire between 2020 and 2033 and the state net operating loss carryforwards expire between 2016 and 2033.
The Company accounts for its deferred tax assets and liabilities related to excess tax benefits of share-based payments, based on the with-and-without method. Since October 2012, the Company generated $11 million of excess tax deductions related to share-based compensation which are not reflected in our NOL deferred tax assets. Equity will be increased by $4 million if and when such deferred tax assets are ultimately realized.
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
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2015, the Company’s gross liability for unrecognized tax benefits was $78 million, of which $34 million would affect the Company’s effective tax rate, if recognized.

The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  Tax returns for the 2006 through 2015 tax years remain subject to examination by federal and certain state tax authorities.  In significant foreign jurisdictions, tax returns for the 2008 through 2015 tax years generally remain subject to examination by their respective tax authorities.  The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recorded a reduction of interest expense of $1 million for the year ended December 31, 2015, no change to interest expense for the year ended December 31, 2014 and a reduction of interest expense of $2 million for the year ended December 31, 2013.
The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2013	$111
Gross increases—tax positions in prior periods	7
Gross increases—tax positions in current period	3
Settlements	(3)
Reduction due to lapse of statute of limitations	(5)
Unrecognized tax benefits—December 31, 2013	113
Gross increases—tax positions in prior periods	1
Gross decreases—tax positions in prior periods	(8)
Gross increases—tax positions in current period	3
Settlements	(1)
Reduction due to lapse of statute of limitations	(2)
Unrecognized tax benefits—December 31, 2014	106
Gross decreases—tax positions in prior periods	(4)
Gross increases—tax positions in current period	1
Settlements	(23)
Reduction due to lapse of statute of limitations	(2)
Unrecognized tax benefits—December 31, 2015	$78
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
The restructuring charge for the year ended December 31, 2015 was $10 million. The components of the restructuring charges for the years ended December 31, 2015, 2014 and 2013 were as follows:

	Years Ended December 31,
	2015	2014	2013
Personnel-related costs (1)	$3	$—	$—
Facility-related costs (2)	3	(1)	3
Accelerated depreciation related to asset disposals	—	—	1
Other restructuring costs (3)	4	—	—
Total restructuring charges	$10	$(1)	$4
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

(2)
Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, lease payments that will continue to be incurred under the contract for its remaining term without economic benefit to the Company and other facility and employee relocation related costs.

(3)	Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities.
2015-2016 Business Optimization Initiative
During the fourth quarter of 2015, the Company implemented a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement and organizational design. Activities undertaken in connection with the restructuring plan are expected to be substantially completed by the end of 2016.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the 2015-2016 Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Accelerated depreciation related to asset disposals	Other restructuring costs	Total
Balance at October 1, 2015	$—	$—	$—	$—	$—
Restructuring charges	3	3	—	4	10
Costs paid or otherwise settled	—	—	—	(1)	(1)
Balance at December 31, 2015	$3	$3	$—	$3	$9
The following is a reconciliation of the total amounts expected to be incurred from the 2015-2016 Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred in 2015	Total amount remaining to be incurred
Personnel-related costs	$17	$3	$14
Facility-related costs	13	3	10
Accelerated depreciation related to asset disposals	1	—	1
Other restructuring costs	6	4	2
Total	$37	$10	$27

The following is a reconciliation of the total amounts expected to be incurred from the 2015-2016 Business Optimization Initiative by reportable segment:

	Total amount expected to be incurred	Amount incurred in 2015	Total amount remaining to be incurred
Real Estate Franchise Services	$2	$—	$2
Company Owned Real Estate Brokerage Services	20	5	15
Relocation Services	8	1	7
Title and Settlement Services	1	—	1
Corporate and Other	6	4	2
Total	$37	$10	$27
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
The Company has stock-based compensation plans available under which incentive equity awards such as non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units and performance share units ("PSUs") may be issued to employees, consultants or directors of Realogy.
Time vested options granted under the plans generally vest ratably over a four-year period and have a ten-year contractual term. Restricted stock, restricted stock units and performance share units granted under the plans generally vest over a three-year period. In February 2014, the Company adopted a retirement provision for equity grants which provides for continued vesting of awards once an employee has attained the age of 65 years, or 55 years of age or older plus at least ten years of tenure with the Company provided they have been employed or provided services to the Company for one year following the date of grant or start of the performance period.
Awards granted in 2014 included a mix of PSUs, restricted stock unit awards and options. The 2014 PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2016. The 2014 PSUs contain two performance metrics: (1) improvement in the Company's net debt leverage ratio measured as of December 31, 2016, defined as the ratio of the Company's net debt at December 31, 2016 to Adjusted EBITDA (as defined under the senior secured credit facility) for the year ending December 31, 2016, and (2) improvement in the Company's operating margin defined as Adjusted EBITDA divided by net revenues, each for the year ending December 31, 2016. The number of shares that may be issued under the PSU is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 200% of the target award). The shares earned will be distributed in early 2017.
Consistent with the 2014 long-term incentive equity awards, the 2015 awards include a mix of PSUs, restricted stock units (performance restricted stock units for the CEO and direct reports) and options. The 2015 PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2017. There are two PSU awards: one is based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the SPDR S&P Homebuilders Index ("XHB") (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The number of shares that may be issued under the PSU is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award). The shares earned will be distributed in early 2018.
The restricted stock units vest over three years, with 33.33% vesting on each anniversary of the grant date. Time-vesting of the 2015 performance restricted stock units for the CEO and direct reports is conditioned upon achievement of a minimum EBITDA performance goal for 2015.

The stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant.
The total number of shares authorized for issuance under the plans is 9.6 million shares. As of December 31, 2015, the total number of shares available for future grants under the plans was 1.4 million shares.
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
A summary of restricted stock and restricted stock unit activity for the year ended December 31, 2015 is presented below (number of shares in millions):

	Restricted Stock	Weighted Average Grant Date Fair Value	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	0.09	$27.14	0.74	$45.83
Granted	—	—	0.63	46.40
Vested (a)	(0.09)	27.14	(0.31)	45.13
Forfeited	—	—	(0.04)	46.31
Unvested at December 31, 2015	—	$—	1.02	$46.36
_______________

(a)	The total fair value of restricted stock and restricted stock units which vested during the year ended December 31, 2015 was $2 million and $14 million, respectively.
A summary of performance share unit activity for the year ended December 31, 2015 is presented below (number of shares in millions):

	Performance Share Units (a)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2015	0.37	$46.63
Granted	0.52	43.69
Vested (b)	(0.03)	43.72
Unvested at December 31, 2015	0.86	$44.97
_______________

(a)	The PSU amounts in the table are shown at the target amount of the award.

(b)	The total fair value of PSUs which vested during the year ended December 31, 2015 was approximately $1 million.

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

	2015 Options	2014 Options	2013 Options
Weighted average grant date fair value	$17.66	$18.35	$19.78
Weighted average expected volatility	36.1%	41.5%	43.6%
Weighted average expected term (years)	6.25	6.25	6.25
Weighted average risk-free interest rate	1.6%	1.4%	1.7%
Weighted average dividend yield	—	—	—
A summary of stock option unit activity for the year ended December 31, 2015 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2015	3.22	$30.02
Granted	0.18	46.45
Exercised (a) (b)	(0.21)	22.09
Forfeited/Expired	(0.04)	32.48
Outstanding at December 31, 2015 (c)	3.15	$31.42
_______________

(a)	The intrinsic value of options exercised during the year ended December 31, 2015 was $5 million.

(b)	Cash received from options exercised during the year ended December 31, 2015 was $5 million.

(c)	Options outstanding at December 31, 2015 had an intrinsic value of $31 million and have a weighted average remaining contractual life of 6.6 years.
The following table summarizes information regarding exercisable stock options as of December 31, 2015:

Range of Exercise Prices	Options Vested (a)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.00 to $50.00	1.98	$24.93	$24.7
$50.00 and above	0.09	$140.86	—
_______________

(a)	Exercisable stock options as of December 31, 2015 have a weighted average remaining contractual life of 7.4 years.
Stock-Based Compensation Expense
As of December 31, 2015, based on current performance achievement expectations, there was $40 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.2 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $57 million, $41 million and $19 million for the years ended December 31, 2015, 2014 and 2013, respectively.
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
The due to former parent balance was $31 million and $51 million at December 31, 2015 and 2014, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

•	concerning claims for alleged RESPA or state real estate law violations including, but not limited to, claims challenging the validity of sales associates indemnification and administrative fees;

•
concerning claims generally against the company owned brokerage operations for negligence, misrepresentation or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services as well as other brokerage claims associated with listing information and property history; and

•
     concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent or concerning other title defects or settlement errors.

Real Estate Business Litigation
Bararsani v. Coldwell Banker Residential Brokerage Company.  On November 15, 2012, plaintiff Ali Bararsani filed a putative class action complaint in Los Angeles Superior Court, California, against Coldwell Banker Residential Brokerage Company ("CBRBC") alleging that CBRBC had misclassified current and former affiliated sales associates as independent contractors when they were actually employees.  The Company believes that CBRBC has properly classified the sales associates as independent contractors, would have significant defenses to the claims asserted in this action and continues to operate in a manner consistent with applicable law and longstanding, widespread industry practice for many decades. To avoid further litigation expense, we entered into a settlement on May 5, 2015. The settlement requires court approval and was accrued for as of June 30, 2015. In entering into this settlement, CBRBC made no admission of wrongdoing or liability, and is not obligated to change its business structures. The court granted final approval of the settlement in January 2016.
Strader and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by two California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements that are prohibited by RESPA.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only to do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. In seeking a dismissal of the case, the defendants assert that the plaintiffs are not entitled to "equitable tolling" or suspension of the statute of limitations because they have failed to prove that (1) they pursued their rights diligently and (2) an extraordinary circumstance outside of their control caused their delay in bringing the action.
The case raises significant and various previously unlitigated claims.  As with all class action litigation, the case is inherently complex and subject to many uncertainties.  We believe that we and the joint venture have complied with RESPA, the regulations promulgated thereunder and existing regulatory guidance. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies.  Given the early stage of this case and the novel claims and issues presented, we cannot estimate a range of reasonably potential losses for this litigation.  The Company will vigorously defend this action.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at December 31, 2015 and 2014. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $308 million and $251 million at December 31, 2015 and 2014, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2015 are as follows:

Year	Amount
2016	$151
2017	125
2018	93
2019	72
2020	53
Thereafter	179
$673
Capital lease obligations were $26 million, net of $2 million of imputed interest, at December 31, 2015 and $19 million, net of $1 million of imputed interest, at December 31, 2014.
The Company incurred rent expense of $179 million, $166 million and $165 million for the years ended December 31, 2015, 2014 and 2013, respectively.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2015 are approximately $58 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Corporation for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum licensing fee began in 2009 at $0.5 million and increased to $4 million in 2014, where it will generally remain through 2058.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2015 are as follows:

Year	Amount
2016	$49
2017	18
2018	9
2019	6
2020	6
Thereafter	235
$323
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
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. The maximum potential amount of future payments that the Company would be required to make under such guarantees is approximately $13 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
Insurance and Self-Insurance
At December 31, 2015 and 2014, the Consolidated Balance Sheets include approximately $31 million and $27 million, respectively, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit and storage within the Relocation Services segment, and (iii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. The Company’s subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Group and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.
The Company issues title insurance policies which provide coverage for real property mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, assuming no negligence on our part, the Company is not liable for losses under those policies but rather the title insurer is typically liable for such losses. The title underwriter which the Company acquired in January 2006 typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, the Company typically obtains a reinsurance policy from a national underwriter to reinsure the excess amount.
Fraud, defalcation and misconduct by employees are also risks inherent in the business. The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The Company maintains Fidelity insurance covering the loss or theft of funds of up to $30 million per occurrence, subject to a deductible of $750 thousand per occurrence.
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $19 million and $21 million at December 31, 2015 and 2014, respectively.

15.	EQUITY
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2013	$2	$(33)		$(31)
Other comprehensive income before reclassifications	—	19		19
Amounts reclassified from accumulated other comprehensive income	—	2	(3)	2
Income tax expense	—	(9)		(9)
Current period change	—	12		12
Balance at December 31, 2013	2	(21)		(19)
Other comprehensive loss before reclassifications	(4)	(24)		(28)
Amounts reclassified from accumulated other comprehensive income	—	1	(3)	1
Income tax benefit	2	9		11
Current period change	(2)	(14)		(16)
Balance at December 31, 2014	—	(35)		(35)
Other comprehensive income (loss) before reclassifications	(4)	1		(3)
Amounts reclassified from accumulated other comprehensive income	—	2	(3)	2
Income tax (expense) benefit	1	(1)		—
Current period change	(3)	2		(1)
Balance at December 31, 2015	$(3)	$(33)		$(36)
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

(2)	As of December 31, 2015, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.

(3)
These reclassifications include the amortization of actuarial loss to periodic pension cost of $2 million, $1 million and $2 million for the years ended December 31, 2015, 2014 and 2013, respectively. These amounts were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.

Dividend Policy
The Company does not currently anticipate paying dividends on common stock. Any declaration and payment of future dividends to holders of the Company's common stock will be at the discretion of the Board of Directors and will depend on many factors, including the Company's financial condition, earnings, cash flows, capital requirements, level of indebtedness, statutory and contractual restrictions applicable to the payment of dividends and other considerations that the Board of Directors deems relevant. Because Realogy Holdings is a holding company and has no direct operations, it will only be able to pay dividends from available cash on hand and any funds it receives from its subsidiaries. The terms of the Company's indebtedness restrict its subsidiaries from paying dividends to Realogy Holdings. The title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to the Company, principally to protect policyholders. Under Delaware law, dividends may be payable only out of surplus, which is net assets minus liabilities and capital or, if there is no surplus, out of net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As a result, the Company may not pay dividends according to its policy or at all if, among other things, the Company does not have sufficient cash to pay the intended dividends, if the Company's financial performance does not achieve expected results or the terms of our indebtedness prohibit it.
Realogy Group Statements of Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013
Total equity for Realogy Group equals that of Realogy Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy Group for each of the three years ended December 31, 2015, December 31, 2014 and December 31, 2013.

	Realogy Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2013	—	$—	$5,592	$(4,045)	$(31)	$3	$1,519
Net income	—	—	—	438	—	5	443
Other comprehensive income	—	—	—	—	12	—	12
Contributions from Realogy Holdings	—	—	5	—	—	—	5
Stock-based compensation	—	—	39	—	—	—	39
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2013	—	$—	$5,636	$(3,607)	$(19)	$3	$2,013
Net income	—	—	—	143	—	4	147
Other comprehensive income	—	—	—	—	(16)	—	(16)
Contributions from Realogy Holdings	—	—	6	—	—	—	6
Stock-based compensation	—	—	36	—	—	—	36
Dividends	—	—	—	—	—	(4)	(4)
Capital contributions from noncontrolling interests	—	—	—	—	—	1	1
Balance at December 31, 2014	—	$—	$5,678	$(3,464)	$(35)	$4	$2,183
Net income	—	—	—	184	—	4	188
Other comprehensive income	—	—	—	—	(1)	—	(1)
Contributions from Realogy Holdings	—	—	5	—	—	—	5
Stock-based compensation	—	—	51	—	—	—	51
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2015	—	$—	$5,734	$(3,280)	$(36)	$4	$2,422
16.     EARNINGS PER SHARE
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
The following table sets forth the computation of basic and diluted earnings per share:

	Year Ended December 31,
(in millions, except shares and per share data)	2015	2014	2013
Net income attributable to Realogy Holdings shareholders	$184	$143	$438
Basic weighted average shares	146.5	146.0	145.4
Stock options, restricted stock, restricted stock units and performance share units (a)	1.6	1.2	1.2
Weighted average diluted shares	148.1	147.2	146.6

Earnings Per Share:
Basic	$1.26	$0.98	$3.01
Diluted	$1.24	$0.97	$2.99

_______________

(a)
Excludes 3.5 million, 3.3 million and 2.8 million shares of common stock issuable for incentive equity awards for the years ended December 31, 2015, 2014 and 2013, respectively, which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.

17.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK	MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through senior secured debt. At December 31, 2015, the Company's primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on variable rate borrowings under the revolving and term loan facilities under the Senior Secured Credit Agreement and Term Loan A Facility. Given that borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. At December 31, 2015, the Company had variable interest rate long-term debt, which was based on LIBOR from the outstanding term loans and revolver of $2,502 million, excluding $247 million of securitization obligations.
The Company has interest rate swaps with an aggregate notional value of $1,475 million to manage a portion of the Company's exposure to changes in interest rate associated with variable rate borrowings. The fixed interest rates on the swaps range from 2.07% to 2.89%. Although we have entered into these interest rate swaps, involving the exchange of floating for fixed rate interest payments, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2015. In addition, the fair value of the interest rate swaps is also subject to movements in LIBOR and will fluctuate in future periods.  The Company has recognized a liability of $47 million for the fair value of the interest rate swaps at December 31, 2015.  Therefore, an increase in the LIBOR yield curve could increase the fair value of the interest rate swaps and decrease interest expense.
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
As of December 31, 2015, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
The Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2015, NRT generated approximately 27% of its revenues from California, 23% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2014, NRT generated approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2013, NRT generated approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida.
Derivative Instruments
The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has elected not to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31,

2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $33 million. As of December 31, 2014, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $27 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. The Company has interest rate swaps with an aggregate notional value of $1,475 million to offset the variability in cash flows resulting from the term loan facilities as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$225	July 2012	February 2018
$200	January 2013	February 2018
$600	August 2015	August 2020
$450	November 2017	November 2022
The swaps help to protect our outstanding variable rate borrowings from future interest rate volatility. The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2015	December 31, 2014
Interest rate swap contracts	Other non-current liabilities	$47	$40
The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Year Ended December 31,
		2015	2014	2013
Interest rate swap contracts	Interest expense	$20	$32	$(4)
Foreign exchange contracts	Operating expense	(2)	(3)	—
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
The availability of observable inputs can vary from asset to asset and is affected by a wide variety of factors including, for example, the type of asset, whether the asset is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level III. In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, for disclosure purposes, the level in the fair value hierarchy within which the fair value measurement in its entirety falls is determined based on the lowest level input that is significant to the fair value measurement in its entirety.
The fair value of financial instruments is generally determined by reference to quoted market values. In cases where quoted market prices are not available, fair value is based on estimates using present value or other valuation techniques, as appropriate. The fair value of interest rate swaps is determined based upon a discounted cash flow approach.

The following table summarizes fair value measurements by level at December 31, 2015 for assets/liabilities measured at fair value on a recurring basis:

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
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2015		December 31, 2014
	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$200	$200	$—	$—
Term Loan B Facility	1,867	1,849	1,887	1,834
Term Loan A Facility	435	426	—	—
7.625% First Lien Notes	—	—	593	633
9.00% First and a Half Lien Notes	—	—	196	215
3.375% Senior Notes	500	500	500	500
4.50% Senior Notes	450	464	450	449
5.25% Senior Notes	300	308	300	291
Securitization obligations	247	247	269	269
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

18.	SEGMENT INFORMATION
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

	Revenues (a) (b)
	Year Ended December 31,
	2015	2014	2013
Real Estate Franchise Services	$755	$716	$690
Company Owned Real Estate Brokerage Services	4,344	4,078	3,990
Relocation Services	415	419	419
Title and Settlement Services	487	398	467
Corporate and Other (c)	(295)	(283)	(277)
Total Company	$5,706	$5,328	$5,289

_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $295 million for the year ended December 31, 2015, $283 million for the year ended December 31, 2014 and $277 million for the year ended December 31, 2013. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $49 million for the year ended December 31, 2015, $42 million for the year ended December 31, 2014 and $43 million for the year ended December 31, 2013. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA (a)
	Year Ended December 31,
	2015	2014	2013
Real Estate Franchise Services	$495	$463	$448
Company Owned Real Estate Brokerage Services	199	193	206
Relocation Services	105	102	104
Title and Settlement Services	48	36	50
Corporate and Other (b)	(121)	(107)	(155)
Total Company	$726	$687	$653
______________

(a)
Includes $48 million related to the loss on the early extinguishment of debt and restructuring charges of $10 million, partially offset by a net benefit of $15 million of former parent legacy items for the year ended December 31, 2015. Includes $47 million related to the loss on the early extinguishment of debt, $10 million of transaction and integration costs related to the ZipRealty acquisition and $2 million related to the Phantom Value Plan, partially offset by a net benefit of $10 million of former parent legacy items and the reversal of a prior year restructuring reserve of $1 million for the year ended December 31, 2014. Includes $68 million loss on the early extinguishment of debt, $47 million related to the Phantom Value Plan and $4 million of restructuring costs, partially offset by a net benefit of $4 million of former parent legacy items for the year ended December 31, 2013.

(b)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to Net income attributable to Realogy Holdings and Realogy Group:

	Year Ended December 31,
	2015	2014	2013
EBITDA	$726	$687	$653
Less: Depreciation and amortization	201	190	176
Interest expense, net	231	267	281
Income tax (benefit) expense	110	87	(242)
Net income attributable to Realogy Holdings and Realogy Group	$184	$143	$438
Depreciation and Amortization

	Year Ended December 31,
	2015	2014	2013
Real Estate Franchise Services	$77	$75	$75
Company Owned Real Estate Brokerage Services	46	42	35
Relocation Services	33	43	44
Title and Settlement Services	25	15	11
Corporate and Other	20	15	11
Total Company	$201	$190	$176

Segment Assets

	As of December 31
	2015	2014
Real Estate Franchise Services	$4,534	$4,574
Company Owned Real Estate Brokerage Services	1,140	1,002
Relocation Services	1,126	1,155
Title and Settlement Services	382	308
Corporate and Other	349	265
Total Company	$7,531	$7,304
Capital Expenditures

	Year Ended December 31,
	2015	2014	2013
Real Estate Franchise Services	$8	$10	$6
Company Owned Real Estate Brokerage Services	41	33	29
Relocation Services	14	9	6
Title and Settlement Services	8	8	11
Corporate and Other	13	11	10
Total Company	$84	$71	$62
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2015
Net revenues	$5,579	$127	$5,706
Total assets	7,450	81	7,531
Net property and equipment	252	2	254
On or for the year ended December 31, 2014
Net revenues	$5,201	$127	$5,328
Total assets	7,219	85	7,304
Net property and equipment	232	1	233
On or for the year ended December 31, 2013
Net revenues	$5,167	$122	$5,289
Total assets	6,998	94	7,092
Net property and equipment	204	1	205

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for 2015 and 2014.

	2015
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$151	$213	$214	$177
Company Owned Real Estate Brokerage Services	796	1,289	1,267	992
Relocation Services	85	108	124	98
Title and Settlement Services	87	128	147	125
Other (a)	(57)	(87)	(84)	(67)
	$1,062	$1,651	$1,668	$1,325
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$67	$127	$133	$92
Company Owned Real Estate Brokerage Services	(28)	75	82	8
Relocation Services	(1)	22	39	16
Title and Settlement Services	(7)	16	9	5
Other	(89)	(83)	(81)	(120)
	$(58)	$157	$182	$1
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(32)	$97	$110	$9
Income (loss) per share attributable to Realogy Holdings (c):
Basic income (loss) per share	$(0.22)	$0.66	$0.75	$0.06
Diluted income (loss) per share	$(0.22)	$0.66	$0.74	$0.06
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	a loss on the early extinguishment of debt of $48 million in the fourth quarter;

•	former parent legacy benefit of $1 million and $14 million in the second and third quarters, respectively; and

•	restructuring charges of $10 million in the fourth quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS (see Note 16 "Earnings Per Share" for further information).

	2014
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$144	$196	$199	$177
Company Owned Real Estate Brokerage Services	750	1,182	1,175	971
Relocation Services	86	107	125	101
Title and Settlement Services	81	108	111	98
Other (a)	(54)	(81)	(79)	(69)
	$1,007	$1,512	$1,531	$1,278
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$61	$117	$118	$91
Company Owned Real Estate Brokerage Services	(28)	78	77	15
Relocation Services	(3)	16	37	13
Title and Settlement Services	(8)	14	11	6
Other	(99)	(109)	(76)	(106)
	$(77)	$116	$167	$19
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(46)	$68	$100	$21
Income (loss) per share attributable to Realogy Holdings (c):
Basic income (loss) per share	$(0.32)	$0.47	$0.68	$0.14
Diluted income (loss) per share	$(0.32)	$0.46	$0.68	$0.14
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	a loss on the early extinguishment of debt of $10 million in the first quarter, $17 million in the second quarter and $20 million in the fourth quarter;

•	former parent legacy cost (benefit) of $1 million, $(2) million and $(9) million in the first, third and fourth quarters, respectively; and

•	reversal of prior year restructuring reserve of $1 million in the third quarter.

(c)
Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS.

20.	SUBSEQUENT EVENTS
On February 24, 2016, the Company announced that its Board of Directors authorized a share repurchase program of up to $275 million of the company’s common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no time limit and may be suspended or discontinued at any time. The Company had approximately 146.7 million shares of common stock outstanding as of December 31, 2015.

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

3.2
Third Amended and Restated Bylaws of Realogy Holdings Corp., as amended by the Board of Directors, effective November 4, 2014 (Incorporated by reference to Exhibit 3.1 to the Registrants' Current Report on Form 8-K filed on November 10, 2014).

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

4.3
Supplemental Indenture No. 2 dated as of August 15, 2014 to the 3.375% Senior Note Indenture (Incorporated by reference to Exhibit 4.8 to Registrants' Form 10-Q for the three months ended September 30, 2014).

4.4
Supplemental Indenture No. 3 dated as of November 10, 2014 to the 3.375% Senior Note Indenture (Incorporated by reference to Exhibit 4.18 to Registrants' Form 10-K for the year ended December 31, 2014).

4.5	Supplemental Indenture No. 4 dated as of January 2, 2015 to the 3.375% Senior Note Indenture (Incorporated by reference to Exhibit 4.19 to Registrants' Form 10-K for the year ended December 31, 2014).

4.6*	Supplemental Indenture No. 5 dated as of October 15, 2015 to the 3.375% Senior Note Indenture.

4.7*	Supplemental Indenture No. 6 dated as of February 9, 2016 to the 3.375% Senior Note Indenture.

4.8	Form of 3.375% Senior Notes due 2016 (included in the 3.375% Senior Note Indenture filed as Exhibit 4.1 to the Registrants' Form 10-Q for the three months ended March 31, 2013).

Exhibit	Description

4.9
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

4.10
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

4.12
Supplemental Indenture No. 3 dated as of November 10, 2014 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.24 to Registrants' Form 10-K for the year ended December 31, 2014).

4.13	Supplemental Indenture No. 4 dated as of January 2, 2015 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.25 to Registrants' Form 10-K for the year ended December 31, 2014).

4.14*	Supplemental Indenture No. 5 dated as of October 15, 2015 to the 4.500% Senior Note Indenture.

4.15*	Supplemental Indenture No. 6 dated as of February 9, 2016 to the 4.500% Senior Note Indenture.

4.16	Form of 4.500% Senior Notes due 2019 (included in the 4.500% Senior Note Indenture filed as Exhibit 4.1 filed to the Registrants' Form 10-Q for the three months ended March 31, 2014).

4.17
Indenture, dated as of November 21, 2014, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.250% Senior Notes due 2021 (the "5.250% Senior Note Indenture") (Incorporated by reference to Exhibit 4.27 to Registrants' Form 10-K for the year ended December 31, 2014).

4.18	Supplemental Indenture No. 1 dated as of January 2, 2015 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 4.28 to Registrants' Form 10-K for the year ended December 31, 2014).

4.19*	Supplemental Indenture No. 2 dated as of October 15, 2015 to the 5.250% Senior Note Indenture.

4.20*	Supplemental Indenture No. 3 dated as of February 9, 2016 to the 5.250% Senior Note Indenture.

4.21
Form of 5.250% Senior Notes due 2021 (included in the 5.250% Senior Note Indenture (included in the 4.250% Senior Note Indenture filed as Exhibit 4.27 to Registrants' Form 10-K for the year ended December 31, 2014).

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

Exhibit	Description

10.5
Second Amendment, dated as of October 23, 2015, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.6
Amended and Restated Guaranty and Collateral Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the subsidiary loan parties thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent(Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on March 8, 2013).

10.7
Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.8
Term Loan A Guaranty and Collateral Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the subsidiary loan parties thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.9
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

10.10
Joinder No. 1 dated as of October 23, 2015 to the First Lien Priority Intercreditor Agreement dated as of February 2, 2012, with JPMorgan Chase Bank, N.A. and the other parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.11**
Employment Agreement, dated as of April 10, 2007, between Realogy Corporation and Richard A. Smith (Incorporated by reference to Exhibit 10.19 to Realogy Corporation’s Form 10-K for the year ended December 31, 2010).

10.12**
Amendment to Employment Agreement dated September 10, 2012, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed September 14, 2012).

10.13**
Amendment to Employment Agreement dated November 1, 2013, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended September 30, 2013).

10.14**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Anthony E. Hull (Incorporated by reference to Exhibit 10.20 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.15**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Anthony E. Hull (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.16* ** Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Anthony E. Hull.

10.17**
Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.21 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

Exhibit	Description

10.18**
Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Alexander E. Perriello (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended March 31, 2011).

10.19* **	Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Alexander E. Perriello.

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

10.22* **	Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Bruce G. Zipf.

10.23* **	Employment Agreement, dated as of April 10, 2007, between Realogy Group LLC (f/k/a Realogy Corporation) and Donald J. Casey.
10.24* **    Amendment to Employment Agreement dated April 29, 2011, between Realogy Group LLC (f/k/a Realogy Corporation) and Donald J. Casey.
10.25* ** Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Donald J. Casey.

10.26**	Realogy Holdings Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.27**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time and performance vesting options (Incorporated by reference to Exhibit 10.14 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Registration Statement on Form S-4 (File No. 333-148153)).

10.28**
Form of Restricted Stock Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Purchaser party thereto (Incorporated by reference to Exhibit 10.8 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.29**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time-vesting options (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.30**	Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.31**
Amendment No. 1 dated November 4, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.26 to Registrants' Form 10-K for the year ended December 31, 2014).

10.32**
Amendment No. 2 dated December 11, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 4.27 to Registrants' Form 10-K for the year ended December 31, 2014).

10.33**	Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.34**
Amendment No. 1 dated November 4, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 4.29 to Registrants' Form 10-K for the year ended December 31, 2014).

10.35**
Amendment No. 2 dated December 11, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan(Incorporated by reference to Exhibit 4.30 to Registrants' Form 10-K for the year ended December 31, 2014).

Exhibit	Description

10.36+
Amended and Restated Limited Liability Company Operating Agreement of PHH Home Loans, LLC dated as of January 31, 2005, by and between PHH Broker Partner Corporation and Cendant Real Estate Services Venture Partner, Inc. (Incorporated by reference to Exhibit 10.26 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2009).

10.37
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

10.39++
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

10.40
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

10.41
Amended and Restated Amendment No. 2 to the Strategic Relationship Agreement, dated May 2005 by and among Cendant Real Estate Services Group, LLC, Cendant Real Estate Services Venture Partner, Inc., PHH Corporation, PHH Mortgage Corporation, PHH Broker Partner Corporation and PHH Home Loans, LLC (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended September 30, 2015).

10.42
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

10.43
Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.44
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

10.45
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

10.46
Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.47
Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Group LLC's (f/k/a Realogy Corporation's) Quarterly Report on Form 10-Q for the three months ended June 30, 2009).

10.48
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

10.49
Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).

10.50
First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.51
Guaranty dated November 23, 2011, by Realogy Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).

10.52
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

10.53
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

10.54
Amendment dated November 10, 2014 to the Note Purchase Agreement dated as of December 14, 2011, by and among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the managing agents, committed purchasers and conduit purchasers named therein, and Crédit Agricole Corporate and Investment Bank, as administrative agent (Incorporated by reference to Exhibit 10.49 to Registrants' Form 10-K for the year ended December 31, 2014).

10.55
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

10.56
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

Exhibit	Description

10.57
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

10.58**
Form of Option Agreement for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.51 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.59**
Restricted Stock Award for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.52 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.60**	Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.4 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.61**	Amendment No. 1 to Realogy 2011-2012 Multi-Year Retention Plan (Incorporated by reference to Exhibit 10.69 to Registrants' Form 10-K for the year ended December 31, 2011).

10.62**
Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan (Incorporated by reference to Exhibit 10.70 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2010).

10.63**	Amendment No. 1 to Realogy Group LLC (f/k/a Realogy Corporation) Phantom Value Plan (Incorporated by reference to Exhibit 10.71 to Registrants' Form 10-K for the year ended December 31, 2011).

10.64**	Amendment No. 2 dated April 9, 2013 to Realogy Group LLC Phantom Value Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.65
Agreement dated July 15, 2010, between Realogy Group LLC (f/k/a Realogy Corporation) and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Current Report on Form 8-K filed on July 20, 2010).

10.66**	Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Realogy Holdings Corp.'s Registration Statement on Form S-8 filed on October 12, 2012).

10.67**	Form of Stock Option Agreement under 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2013).

10.68**	Form of Restricted Stock Agreement under 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.83 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.69**
Form of Employee Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.63 to Registrants' Form 10-K for the year ended December 31, 2013).

10.70**
Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three months ended June 30, 2013).

10.71**
Form of NEO 2014 Performance Share Unit Notice of Grant and Performance Share Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.65 to Registrants' Form 10-K for the year ended December 31, 2013).

10.72**
Updated Form of NEO Performance Share Unit Notice of Grant and Performance Share Unit Agreement under Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.68 to Registrants' Form 10-K for the year ended December 31, 2014).

Exhibit	Description

10.73**
Form of NEO Performance Restricted Stock Unit Notice of Grant and Performance Restricted Stock Unit Agreement under 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.69 to Registrants' Form 10-K for the year ended December 31, 2014).

10.74	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

10.75**	2013 Short-Term Realogy Executive Incentive Plan Design (Incorporated by reference to Exhibit 10.65 to Registrants' Form 10-K for the year ended December 31, 2012).

21.1*	Subsidiaries of Realogy Holdings Corp. and Realogy Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this Form 10-K).

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

**	Compensatory plan or arrangement.

^	Furnished electronically with this report.

+
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.9 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009 filed on August 11, 2009. The Exhibit was also filed as Exhibit 10.38 to Realogy Holdings Corp. (f/k/a Domus Holdings Corp.) Registration Statement on Form S-1 filed on April 1, 2011, as amended on May 31, 2011. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

++
Confidential treatment has been granted for certain portions of this Exhibit, which was filed as Exhibit 10.10 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended June 30, 2009, filed on August 11, 2009. The Exhibit was also filed as Exhibit 10.41 to Realogy Holdings Corp. (f/k/a Domus Holdings Corp.) Registration Statement on Form S-1 filed on April 1, 2011, as amended on May 31, 2011. The redacted portions of this Exhibit have been filed separately with the Securities and Exchange Commission.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2015, 2014 AND 2013
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2015	$27	$6	$—	$(13)	$20
Year ended December 31, 2014	36	4	—	(13)	27
Year ended December 31, 2013	50	1	—	(15)	36

Reserve for development advance notes, short term (b)
Year ended December 31, 2015	$—	$—	$—	$—	$—
Year ended December 31, 2014	1	—	—	(1)	—
Year ended December 31, 2013	1	—	—	—	1

Reserve for development advance notes, long term
Year ended December 31, 2015	$1	$—	$—	$(1)	$—
Year ended December 31, 2014	1	—	—	—	1
Year ended December 31, 2013	3	(2)	—	—	1

Deferred tax asset valuation allowance
Year ended December 31, 2015	$10	$1	$—	$—	$11
Year ended December 31, 2014	16	—	—	(6)	10
Year ended December 31, 2013	357	—	—	(341)	16
_______________

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.

(b)	Short-term development advance notes and related reserves are included in Trade Receivables in the Consolidated Balance Sheets.