Form 10-Q
period 2016-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2016-05-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 146,016,964 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of May 3, 2016.
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

◦
legislative, tax or regulatory changes (including changes in regulatory interpretations or enforcement practices)that would adversely impact the residential real estate market, including changes relating to the Real Estate Settlement Procedures Act ("RESPA") and potential reforms of Fannie Mae and Freddie Mac, and potential tax code reform;

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

•	the lack of revenue growth or declining profitability of our franchisees, including the impact of lower average broker commission rates;

•	disputes or issues with entities that license us their tradenames for use in our business that could impede our franchising of those brands;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by their independent sales associates or employees or third parties with which our franchisees have business relationships;

•
competition whether through traditional competitors or competitors with alternative business models, including impacts from changing consumer attitudes towards full-service offerings by traditional brokerages;

•
competition for productive agents and manager talent — both at our franchisees and our company owned brokerage business — impacting the ability to attract and retain independent sales associates, either individually or as members of a team;

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

•
any remaining resolutions or outcomes with respect to contingent liabilities of our former parent, Cendant Corporation ("Cendant"), under the Separation and Distribution Agreement and the Tax Sharing Agreement (each as described in our Annual Report on Form 10-K for the year ended December 31, 2015), including any adverse impact on our future cash flows; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under the headings "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in our Annual Report on Form 10-K for the year ended December 31, 2015 (the "2015 Form 10-K"), filed with the Securities and Exchange Commission ("SEC"), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
Except for our ongoing obligations to disclose material information under the federal securities laws, we undertake no obligation to release publicly any revisions to any forward-looking statements, to report events or to report the occurrence of unanticipated events unless we are required to do so by law. For any forward-looking statement contained in this Report, our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2016 and March 31, 2015 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2016 and March 31, 2015. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements which included a paragraph that described the change in the manner of accounting for the presentation of debt issuance costs and the balance sheet classification of deferred taxes in 2015 and retrospectively for prior years. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 5, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive loss for the three-month periods ended March 31, 2016 and March 31, 2015 and the condensed consolidated statements of cash flows for the three-month periods ended March 31, 2016 and March 31, 2015. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), equity (deficit), and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements which included a paragraph that described the change in the manner of accounting for the presentation of debt issuance costs and the balance sheet classification of deferred taxes in 2015 and retrospectively for prior years. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 5, 2016

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues
Gross commission income	$826	$781
Service revenue	190	171
Franchise fees	69	67
Other	49	43
Net revenues	1,134	1,062
Expenses
Commission and other agent-related costs	558	530
Operating	367	342
Marketing	58	56
General and administrative	86	78
Former parent legacy costs, net	1	—
Restructuring costs	9	—
Depreciation and amortization	48	46
Interest expense, net	73	68
Total expenses	1,200	1,120
Loss before income taxes, equity in earnings and noncontrolling interests	(66)	(58)
Income tax benefit	(24)	(24)
Equity in earnings of unconsolidated entities	—	(2)
Net loss	(42)	(32)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(42)	$(32)

Loss per share attributable to Realogy Holdings:
Basic loss per share	$(0.29)	$(0.22)
Diluted loss per share	$(0.29)	$(0.22)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	146.5	146.3
Diluted	146.5	146.3

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Net loss	$(42)	$(32)
Currency translation adjustment	—	(2)
Other comprehensive loss, before tax	—	(2)
Income tax expense related to items of other comprehensive income amounts	—	—
Other comprehensive loss, net of tax	—	(2)
Comprehensive loss	(42)	(34)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(42)	$(34)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$283	$415
Trade receivables (net of allowance for doubtful accounts of $18 and $20)	139	141
Relocation receivables	288	279
Other current assets	134	126
Total current assets	844	961
Property and equipment, net	251	254
Goodwill	3,629	3,618
Trademarks	745	745
Franchise agreements, net	1,411	1,428
Other intangibles, net	307	316
Other non-current assets	213	209
Total assets	$7,400	$7,531
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128	$139
Securitization obligations	220	247
Due to former parent	32	31
Current portion of long-term debt	541	740
Accrued expenses and other current liabilities	385	448
Total current liabilities	1,306	1,605
Long-term debt	3,203	2,962
Deferred income taxes	239	267
Other non-current liabilities	299	275
Total liabilities	5,047	5,109
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2016 and December 31, 2015	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized 145,992,724 shares outstanding at March 31, 2016 and 146,746,537 shares outstanding at December 31, 2015	1	1
Additional paid-in capital	5,707	5,733
Accumulated deficit	(3,322)	(3,280)
Accumulated other comprehensive loss	(36)	(36)
Total stockholders' equity	2,350	2,418
Noncontrolling interests	3	4
Total equity	2,353	2,422
Total liabilities and equity	$7,400	$7,531

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2016	2015
Operating Activities
Net loss	$(42)	$(32)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	46
Deferred income taxes	(27)	(28)
Amortization of deferred financing costs and discount	4	4
Equity in earnings of unconsolidated entities	—	(2)
Stock-based compensation	12	11
Mark-to-market adjustments on derivatives	31	13
Other adjustments to net loss	(1)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	3	(12)
Relocation receivables	(9)	(33)
Other assets	(10)	(4)
Accounts payable, accrued expenses and other liabilities	(71)	(40)
Due to former parent	1	(5)
Dividends received from unconsolidated entities	—	1
Taxes paid related to net share settlement for stock-based compensation	(4)	(3)
Other, net	(3)	1
Net cash used in operating activities	(68)	(84)
Investing Activities
Property and equipment additions	(22)	(19)
Payments for acquisitions, net of cash acquired	(13)	—
Change in restricted cash	2	2
Other, net	(1)	1
Net cash used in investing activities	(34)	(16)
Financing Activities
Net change in revolving credit facilities	(200)	—
Proceeds from issuance of Senior Notes	250	—
Repayments of term loan facilities	(10)	(5)
Net change in securitization obligations	(27)	(18)
Debt issuance costs	(2)	—
Repurchase of common stock	(33)	—
Proceeds from exercise of stock options	—	1
Other, net	(8)	(6)
Net cash used in financing activities	(30)	(28)
Effect of changes in exchange rates on cash and cash equivalents	—	(1)
Net decrease in cash and cash equivalents	(132)	(129)
Cash and cash equivalents, beginning of period	415	313
Cash and cash equivalents, end of period	$283	$184
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $1 for both periods presented)	$28	$57
Income tax payments, net	2	1

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)

1.	BASIS OF PRESENTATION
Realogy Holdings Corp. ("Realogy Holdings", "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC ("Realogy Intermediate") and Realogy Group LLC ("Realogy Group") and its consolidated subsidiaries. Realogy through its subsidiaries is a global provider of residential real estate services. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations, comprehensive loss and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of March 31, 2016 and the results of operations and comprehensive loss for the three months ended March 31, 2016 and 2015 and cash flows for the three months ended March 31, 2016 and 2015. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2015 included in the Annual Report on Form 10-K for the year ended December 31, 2015.
Fair Value Measurements
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
The Company measures financial instruments at fair value on a recurring basis and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level 1, 2 or 3 assets or liabilities during the quarter ended March 31, 2016.
The following table summarizes fair value measurements by level at March 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$73	$—	$73
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	56	56
The following table summarizes fair value measurements by level at December 31, 2015 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$47	$—	$47
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	59	59
Contingent consideration for acquisitions - The fair value of the Company’s contingent consideration for acquisitions is measured using a probability weighted-average discount rate to estimate future cash flows based upon the likelihood of achieving future operating results for individual acquisitions.  These assumptions are deemed to be unobservable inputs and as such the Company’s contingent consideration is classified within Level 3 of the valuation hierarchy. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis.
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2015	$59
Additions: contingent consideration related to acquisitions during the period	—
Reductions: payments of contingent consideration (reflected in the financing section of the Statement of Cash Flows)	(3)
Changes in fair value (reflected in the Statement of Operations)	—
Fair value of contingent consideration at March 31, 2016	$56

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2016		December 31, 2015
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$—	$200	$200
Term Loan B Facility	1,863	1,863	1,867	1,849
Term Loan A Facility	430	413	435	426
3.375% Senior Notes	500	500	500	500
4.50% Senior Notes	450	464	450	464
5.25% Senior Notes	550	567	300	308
Securitization obligations	220	220	247	247
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans
The Company owns 49.9% of PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage.
In connection with the joint venture, the Company recorded no equity earnings related to its investment in PHH Home Loans for the three months ended March 31, 2016 and recorded $2 million equity earnings for the three months ended March 31, 2015. The Company received no cash dividends from PHH Home Loans during both the three months ended March 31, 2016 and 2015. The Company's investment in PHH Home Loans is $58 million at March 31, 2016 and December 31, 2015.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was a $24 million benefit for both the three months ended March 31, 2016 and the three months ended March 31, 2015.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2016, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $20 million. As of December 31, 2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $33 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swap contracts	Other non-current liabilities	$73	$47
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended March 31,
		2016	2015
Interest rate swap contracts	Interest expense	$31	$14
Foreign exchange contracts	Operating expense	—	(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $6 million and $8 million at March 31, 2016 and December 31, 2015, respectively, and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the three months ended March 31, 2016 and 2015 included $4 million and $2 million, respectively, in capital lease additions, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Stock Repurchases
The Company may repurchase shares of its common stock under authorizations made from its Board of Directors. Shares repurchased are retired and not displayed separately as treasury stock on the consolidated financial statements. The par value of the shares repurchased and retired is deducted from common stock and the excess of the purchase price over par value is first charged against any available additional paid-in capital with the balance charged to retained earnings. Direct costs incurred to repurchase the shares are included in the total cost of the shares.
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. During the first quarter of 2016, the Company repurchased and retired 1 million shares of common stock for $33 million at a weighted average market price of $33.45 per share.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In March 2016, the FASB issued an ASU on "Improvements to Employee Share-Based Payment Accounting" which amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The guidance also requires presentation of excess tax benefits as an operating activity on the statement of cash flows rather than as a financing activity, and can be applied retrospectively or prospectively. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. The ASU also allows entities to elect as an accounting policy either to continue to estimate forfeitures on share-based payment awards using a modified retrospective approach. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In February 2016, the FASB issued its new standard on leases which requires virtually all leases to be recognized on the balance sheet. Lessees will recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for annual periods beginning after December 15, 2018 (i.e., calendar periods beginning on January 1, 2019). Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In May 2014, the FASB issued a standard on revenue recognition that will impact most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. In July 2015, the FASB deferred the effective date of the new revenue standard by one year resulting in the new revenue standard being effective for fiscal years and interim periods beginning after December 15, 2017 and allowing entities to adopt one year earlier if they so elect. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard in the first quarter of 2018 but has not yet determined the method by which the standard will be adopted. The Company does not expect the new standard to have a material impact on the financial results of the Company as the majority of our revenue is recognized at the completion of a homesale transaction and will not be impacted by this new revenue recognition guidance. The Company is currently evaluating the impact of the standard on other revenue streams.

2.	ACQUISITIONS
2016 Acquisitions
During the three months ended March 31, 2016, the Company acquired two real estate brokerage related operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $13 million. These acquisitions resulted in goodwill of $11 million, pendings and listings of $1 million and other assets of $1 million.
None of the 2016 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
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
During the year ended December 31, 2015, the Company acquired three title and settlement operations through its wholly owned subsidiary, TRG, for cash consideration of $34 million and established $37 million of liabilities related to contingent consideration that is expected to be earned over the next few years. These acquisitions resulted in goodwill of $47 million, trademarks of $9 million, pendings and listings of $8 million, other intangibles of $5 million, title plant shares of $1 million and other assets of $1 million.
None of the 2015 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2015	$3,315	$999	$641	$449	$5,404
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2015	2,292	841	360	125	3,618
Goodwill acquired	—	11	—	—	11
Balance at March 31, 2016	$2,292	$852	$360	$125	$3,629
Intangible assets are as follows:

	As of March 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$608	$1,411	$2,019	$591	$1,428
Indefinite life—Trademarks (b)	$745		$745	$745		$745
Other Intangibles
Amortizable—License agreements (c)	$45	$8	$37	$45	$8	$37
Amortizable—Customer relationships (d)	530	291	239	530	284	246
Indefinite life—Title plant shares (e)	11		11	11		11
Amortizable—Pendings and listings (f)	3	1	2	3	1	2
Amortizable—Other (g)	31	13	18	31	11	20
Total Other Intangibles	$620	$313	$307	$620	$304	$316
_______________
(a)    Generally amortized over a period of 30 years.

(b)
Primarily relates to the Century 21, Coldwell Banker®, ERA®, Corcoran®, Coldwell Banker Commercial® and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.

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

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.

Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2016	2015
Franchise agreements	$17	$17
License agreements	—	1
Customer relationships	7	7
Other	2	1
Total	$26	$26
Based on the Company’s amortizable intangible assets as of March 31, 2016, the Company expects related amortization expense for the remainder of 2016, the four succeeding years and thereafter to be approximately $77 million, $95 million, $94 million, $93 million, $91 million and $1,257 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2016	December 31, 2015
Accrued payroll and related employee costs	$70	$140
Accrued volume incentives	26	34
Accrued commissions	32	29
Restructuring accruals	9	9
Deferred income	75	73
Accrued interest	30	13
Contingent consideration for acquisitions	26	27
Other	117	123
Total accrued expenses and other current liabilities	$385	$448
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2016	December 31, 2015
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$200
Term Loan B Facility	1,837	1,839
Term Loan A Facility	428	433
3.375% Senior Notes	500	499
4.50% Senior Notes	435	434
5.25% Senior Notes	544	297
Total Short-Term & Long-Term Debt	$3,744	$3,702
Securitization Obligations:
Apple Ridge Funding LLC	$209	$238
Cartus Financing Limited	11	9
Total Securitization Obligations	$220	$247

Indebtedness Table
As of March 31, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$—	$ *	$—
Term Loan B Facility	(3)	March 2020	1,863	26	1,837
Term Loan A Facility	(4)	October 2020	430	2	428
Senior Notes	3.375%	May 2016	500	—	500
Senior Notes	4.50%	April 2019	450	15	435
Senior Notes	5.25%	December 2021	550	6	544
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2016	209	*	209
Cartus Financing Limited (7)		August 2016	11	*	11
Total (8)			$4,013	$49	$3,964
_______________

*	The debt issuance costs related to our Revolving Credit Facility and Securitization Obligations are classified as a deferred asset within other assets.

(1)
As of March 31, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility leaving $815 million of available capacity. On May 3, 2016, the Company had $400 million outstanding borrowings on the Revolving Credit Facility and no outstanding letters of credit on such facility, leaving $415 million of available capacity. The increase in outstanding borrowings compared to March 31, 2016 was a result of the repayment of the 3.375% Senior Notes at maturity on May 2, 2016.

(2)
Interest rates with respect to revolving loans under the Term Loan A Facility at March 31, 2016 were based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the December 31, 2015 senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25%.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A Facility provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the new Term Loan A Facility are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the December 31, 2015 senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25%.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of March 31, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $116 million of available capacity.

(7)
Consists of a £20 million revolving loan facility and a £5 million working capital facility. As of March 31, 2016, the Company had $36 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $25 million of available capacity.

(8)
Not included in this table, the Company had $133 million of outstanding letters of credit at March 31, 2016, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $80 million was under the unsecured letter of credit facility with a rate of 2.98%.

Maturities Table
As of March 31, 2016, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2016 and each of the next four years is as follows:

Year	Amount
Remaining 2016	$531
2017	41
2018	52
2019	513
2020	2,106
The remaining 2016 portion of long term debt consists of $500 million of 3.375% Senior Notes due in May 2016 and remaining 2016 quarterly amortization payments totaling $17 million and $14 million for the Term Loan A and Term Loan B facilities, respectively. The current portion of long term debt of $541 million shown on the balance sheet consists of $500 million of 3.375% Senior Notes due in May 2016 and four quarters of amortization payments totaling $22 million and $19 million for the Term Loan A and Term Loan B facilities, respectively.
Senior Secured Credit Facility
In October 2015, Realogy Group entered into a second amendment to the senior secured credit agreement (the “Amended and Restated Credit Agreement”). The second amendment provides for a five-year, $815 million revolving credit facility that replaces the $475 million revolving credit facility under the senior secured credit agreement and includes a $125 million letter of credit sub-facility. The Term Loan B facility and the synthetic letter of credit facility under the Amended and Restated Credit Agreement were not affected by the second amendment.
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
The Amended and Restated Credit Agreement also provides for a synthetic letter of credit facility which matures on October 10, 2016. The synthetic letter of credit facility may be utilized for general corporate purposes, including the support of Realogy Group’s obligations with respect to Cendant contingent and other liabilities assumed under the Separation and Distribution Agreement. The capacity of the synthetic letter of credit facility is reduced by 1% per annum. As of March 31, 2016, the capacity under the synthetic letter of credit facility was $54 million and the facility was being utilized for a $53 million letter of credit with Cendant for potential contingent obligations.
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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00, and pursuant to the second amendment discussed above, the leverage ratio is tested quarterly, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. In this report, the Company refers to the term "Adjusted EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month adjusted EBITDA. Total senior secured net debt does not include the unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At March 31, 2016, Realogy Group’s senior secured leverage ratio was 2.43 to 1.00.
Term Loan A Facility
In October 2015, Realogy Group entered into the Term Loan A senior secured credit agreement. The Term Loan A Agreement provides for a five-year, $435 million aggregate principal facility issued at par with a maturity date of October 23, 2020 (the “Term Loan A Facility”) and has terms substantially similar to the Amended and Restated Credit Agreement. The Term Loan A Facility provides for quarterly amortization payments, commencing March 31, 2016, totaling the amount per annum equal to the following percentages of the original principal amount of the Term Loan A Facility: 5%, 5%, 7.5%, 10.0% and 12.5% for amortizations payable in 2016, 2017, 2018, 2019 and 2020, with the balance payable upon the final maturity date. The interest rates with respect to term loans under the Term Loan A Facility are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
In March 2016, the Company issued 5.25% Senior Notes due 2021 with an aggregate principal amount of $250 million (the "Additional 5.25% Senior Notes") under the same indenture as the $300 million aggregate principal amount of Realogy Group’s 5.25% Senior Notes due 2021 issued on November 21, 2014 (the "Existing 5.25% Senior Notes"). The Additional 5.25% Senior Notes mature on December 1, 2021 and interest on the notes is due on June 1 and December 1 of each year with the first interest payment date of June 1, 2016. The Additional 5.25% Senior Notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Existing 5.25% Senior Notes.
The Company used the net proceeds from the offering of the Additional 5.25% Senior Notes of approximately $248 million to reduce outstanding borrowings under its revolving credit facility and for working capital purposes.
In May 2016, the Company used $400 million of revolver borrowings and a portion of the cash on hand to retire the $500 million of 3.375% Senior Notes at maturity.

The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. The capacity of the facility is $88 million, with $81 million of capacity expiring in June 2017 and the remaining $7 million of capacity expiring in September 2018. The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of March 31, 2016, $80 million of the Facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. The program expires in June 2016 and has a capacity of $325 million. At March 31, 2016, Realogy Group has $209 million of outstanding borrowings under the facility. In March 2016 Realogy Group gave notice of intent to renew and is currently engaged in the renewal process.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2016. There are $11 million of outstanding borrowings on the facilities at March 31, 2016. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $290 million and $281 million of underlying relocation receivables and other related relocation assets at March 31, 2016 and December 31, 2015, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million for both the three months ended March 31, 2016 and 2015. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 2.2% for the three months ended March 31, 2016 and 2015, respectively.

6.	RESTRUCTURING COSTS
The restructuring charge for the three months ended March 31, 2016 was $9 million. The components of the restructuring charges for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31,
	2016	2015
Personnel-related costs (1)	$2	$—
Facility-related costs (2)	2	—
Other restructuring costs (3)	5	—
Total restructuring charges	$9	$—
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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
2015-2016 Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement and organizational design. Activities undertaken in connection with the restructuring plan are expected to be substantially completed by the end of 2016.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the 2015-2016 Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Other restructuring costs	Total
Balance at December 31, 2015	$3	$3	$3	$9
Restructuring charges	2	2	5	9
Costs paid or otherwise settled	(3)	(1)	(5)	(9)
Balance at March 31, 2016	$2	$4	$3	$9
The following is a reconciliation of the total amounts expected to be incurred from the 2015-2016 Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$20	$5	$15
Facility-related costs	14	5	9
Accelerated depreciation related to asset disposals	1	—	1
Other restructuring costs	9	9	—
Total	$44	$19	$25

The following is a reconciliation of the total amounts expected to be incurred from the 2015-2016 Business Optimization Initiative by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$4	$—	$4
Company Owned Real Estate Brokerage Services	22	7	15
Relocation Services	6	3	3
Title and Settlement Services	1	—	1
Corporate and Other	11	9	2
Total	$44	$19	$25

7.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans under which incentive equity awards such as non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units ("RSUs"), performance restricted stock units and performance share units ("PSUs") may be issued to employees, consultants and directors of Realogy.
Consistent with the 2015 long-term incentive equity awards, the 2016 awards include a mix of PSUs, RSUs (performance restricted stock units for the CEO and direct reports) and options.
The 2016 PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2018. There are two PSU awards: one is based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the SPDR S&P Homebuilders Index ("XHB") (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The number of shares that may be issued under the PSU is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award). The shares earned will be distributed in early 2019.
The RSUs vest over three years, with 33.33% vesting on each anniversary of the grant date. Time-vesting of the 2016 performance RSUs for the CEO and direct reports is subject to achievement of a minimum EBITDA performance goal for 2016.
The stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant.
The options, RSUs and the PSUs based upon RTSR included in the 2016 long-term incentive plan were granted in February 2016. The performance RSUs and the PSUs based upon achievement of cumulative free cash flow aggregating 0.4 million shares subject to those awards at target were also awarded in February 2016, but the grant was subject to approval of the Amended and Restated Long-Term Incentive Plan at the 2016 Annual Meeting of Stockholders held on May 4, 2016 (the "Amended and Restated 2012 LTIP"). The stockholders approved the Amended and Restated 2012 LTIP at the May 4, 2016 Annual Meeting and we will accordingly treat May 4, 2016 as the grant date for these awards and expense those awards from that date over the balance of the vesting or performance period.
The fair value of RSUs and PSUs without a market condition is equal to the closing sale price of the Company's common stock on the date of grant. The fair value of the RTSR PSU award was estimated on the date of grant using the Monte Carlo Simulation method utilizing the following assumptions. Expected volatility was based on historical volatilities of the Company and select comparable companies.

2016 RTSR PSU
Grant date fair value	$28.15
Expected volatility	28.1%
Volatility of XHB	19.4%
Correlation coefficient	0.58
Risk-free interest rate	0.9%
Dividend yield	—

A summary of RSU activity for the three months ended March 31, 2016 is presented below (number of shares in millions):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	1.02	$46.36
Granted	0.77	32.65
Vested (a)	(0.33)	46.84
Forfeited	—	—
Unvested at March 31, 2016	1.46	$39.04
______________

(a)	The total fair value of RSUs which vested during the three months ended March 31, 2016 was $15 million.
A summary of PSU activity for the three months ended March 31, 2016 is presented below (number of shares in millions):

	Performance Share Units (a)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	0.86	$44.97
Granted	0.21	28.15
Vested (b)	(0.03)	46.47
Forfeited	—	—
Unvested at March 31, 2016	1.04	$41.51
______________

(a)	The PSU amounts in the table are shown at the target amount of the award.

(b)	The total fair value of PSUs which vested during the three months ended March 31, 2016 was $1 million.
The fair value of the options was estimated on the date of grant using the Black-Scholes option-pricing model. Expected volatility was based on historical volatilities of the Company and select comparable companies. The expected term of the options granted represents the period of time that options are expected to be outstanding and is based on the simplified method. The risk-free interest rate was based on the U.S. Treasury yield curve in effect at the time of the grant, which corresponds to the expected term of the options.

2016 Options
Grant date fair value	$10.97
Expected volatility	31.7%
Expected term (years)	6.25
Risk-free interest rate	1.3%
Dividend yield	—
A summary of stock option unit activity for the three months ended March 31, 2016 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3.15	$31.42
Granted	0.30	32.63
Exercised	(0.01)	20.77
Forfeited/Expired	(0.01)	32.28
Outstanding at March 31, 2016 (a)	3.43	$31.55

______________

(a)	Options outstanding at March 31, 2016 have an intrinsic value of $31 million and have a weighted average remaining contractual life of 6.7 years.
Stock-Based Compensation Expense
As of March 31, 2016, based on current performance achievement expectations, there was $59 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.3 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $12 million and $11 million for the three months ended March 31, 2016 and 2015, respectively.

8.	TRANSACTIONS WITH FORMER PARENT AND SUBSIDIARIES
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
The due to former parent balance was $32 million and $31 million at March 31, 2016 and December 31, 2015, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
The Company was in a net loss position for the three months ended March 31, 2016 and 2015, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2016 and 2015, the number of shares of common stock issuable for incentive equity awards, with performance awards based on the achievement of 100% of target amounts, was 6.0 million and 5.4 million, respectively.
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. During the first quarter of 2016, the Company repurchased and retired 1 million shares of common stock for $33 million at a weighted average market price of $33.45 per share. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

10.	COMMITMENTS AND CONTINGENCIES
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

Real Estate Business Litigation
Strader and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by two California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements that are prohibited by RESPA.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. On April 5, 2016, the court granted defendants' motion to dismiss with leave for the plaintiffs to amend their complaint. On April 21, 2016, the plaintiffs filed a second amended complaint. We expect to file a motion to dismiss the second amended complaint in the near future.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at March 31, 2016 and December 31, 2015. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $491 million at March 31, 2016 and $308 million at December 31, 2015. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended March 31,
	2016	2015
Real Estate Franchise Services	$157	$151
Company Owned Real Estate Brokerage Services	841	796
Relocation Services	83	85
Title and Settlement Services	111	87
Corporate and Other (c)	(58)	(57)
Total Company	$1,134	$1,062
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $58 million and $57 million for the three months ended March 31, 2016 and 2015, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $8 million for both the three months ended March 31, 2016 and 2015. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended March 31,
	2016 (a)	2015
Real Estate Franchise Services	$92	$86
Company Owned Real Estate Brokerage Services	(21)	(16)
Relocation Services	5	7
Title and Settlement Services	—	(3)
Corporate and Other (b)	(21)	(16)
Total Company	$55	$58
Less:
Depreciation and amortization	$48	$46
Interest expense, net	73	68
Income tax benefit	(24)	(24)
Net loss attributable to Realogy Holdings and Realogy Group	$(42)	$(32)

_______________

(a)
Includes $9 million of restructuring charges as follows: $2 million in the Company Owned Real Estate Brokerage Services segment, $2 million in the Relocation Services segment and $5 million in Corporate and Other, and a net cost of $1 million of former parent legacy items included in Corporate and Other for the three months ended March 31, 2016.

(b)	Includes the elimination of transactions between segments.

12.	SUBSEQUENT EVENTS
In May 2016, the Company used $400 million of revolver borrowings and a portion of the cash on hand to retire the $500 million of 3.375% Senior Notes at maturity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2015 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Forward-Looking Statements" in this report and "Forward-Looking Statements" and "Risk Factors" in our 2015 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2016, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 257,200 independent sales associates operating under our franchise and proprietary brands in the U.S. and 109 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 46,800 independent sales associates. In August 2014, we acquired ZipRealty, an innovative residential real estate brokerage and developer of proprietary technology platforms for real estate brokerages, independent sales associates and customers. Through the first quarter of 2016, we have rolled out ZipRealty's comprehensive, integrated ZAPSM technology platform to approximately 700 of our approximately 2,700 franchisees, and, consistent with our previously disclosed plan, anticipate rolling this product out to a broader franchisee base over the next two years. We believe the ZAP technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers.

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

RECENT DEVELOPMENTS
Share Repurchase Plan
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. During the first quarter of 2016, the Company repurchased and retired 1 million shares of common stock for $33 million at a weighted average market price of $33.45 per share.
2015-2016 Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins.

The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement and organizational design. Total expected restructuring costs of approximately $44 million are currently anticipated to be incurred through the end of 2016.  Cost savings related to the restructuring initiatives are estimated to be approximately $40 million on an annual run rate basis and are anticipated to offset some or all of our inflation-related annual cost increases. We expect that $25 million of those savings will be realized in 2016.
Issuance of Additional 5.25% Senior Notes and Repayment of 3.375% Senior Notes
In March 2016, the Company issued 5.25% Senior Notes of $250 million (the "Additional 5.25% Senior Notes") under the same indenture as the $300 million of Realogy Group’s 5.25% Senior Notes due 2021 issued on November 21, 2014 (the "Existing 5.25% Senior Notes"). The Additional 5.25% Senior Notes mature on December 1, 2021 and interest on the notes is due on June 1 and December 1 of each year with the first interest payment date of June 1, 2016.
The Company used the net proceeds from the offering of the Additional 5.25% Senior Notes of approximately $248 million to reduce outstanding borrowings under its revolving credit facility and for working capital purposes. In May 2016, the Company used $400 million of revolver borrowings and a portion of the cash on hand to retire the $500 million of 3.375% Senior Notes at maturity.
CURRENT INDUSTRY TRENDS
During the first quarter of 2016, according to NAR, homesale transaction volume increased 10% due to an increase in homesale transactions, as well as homesale price growth. RFG and NRT homesale transactions volume on a combined basis increased 6% in the first quarter of 2016. At NRT specifically, we have seen the continuation of 2015 trends including a slowing of activity at the high end of the market, inventory constraints at the mid and lower portions of the market and competitive forces that have impacted our market position in certain geographies. The general trend for NRT in the first quarter was a decline in both sides and price at the high end of the market. At NRT, sales volume at the $2.5 million and over price points decreased from 22% of total volume in the first quarter of 2015 to 19% in 2016. RFG also experienced pressure at the high end. Its volume of homes sold over $2.5 million, which is representative of a nationwide view, decreased from 8% of its total volume in the first quarter of 2015 to 7% in 2016.
Beginning on October 3, 2015, CFPB's new three-day advance closing disclosure rule, known as TILA-RESPA Integrated Disclosure ("TRID"), became effective for new loan applications and is a significant change for the industry. The new regulations have caused closing delays throughout the industry, including at Realogy for both its company-owned and franchised operations. The National Association of Realtors NAR Economists’ Outlook report published on April 15, 2016 reported that the time from contract-to-close for U.S. homesales was 3.3 days higher in March 2016 compared to March 2015. We remain cautious about the seasonal impacts that may occur with increased volume in loan and homesale closings as we head into the traditionally busiest months of the year in the second and third quarter.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.0 million homes at the end of March 2016. The March 2016 inventory represents a national average supply of 4.5 months at the current homesales pace which is below the 6.3 month 25-year average.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 175 for February 2016 and 164 for 2015. The housing affordability index remains significantly higher than the average of 117 for the period from 1970 through 2005.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 3.9% for 2015 and the rate at March 31, 2016 was 3.7%. In addition, consumers continue to have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
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
According to Fannie Mae, in 2015, refinancing originations totaled $795 billion which represented a 53% increase from 2014 due to lower mortgage rates. These lower rates positively impacted our share of earnings from our PHH Home Loans venture, as well as refinancing related revenue at TRG in 2015. During the first quarter of 2016, according to Fannie Mae, refinancing originations totaled $167 billion which represented a decrease of 27% from the first quarter of 2015. In the first quarter of 2016 compared to the first quarter of 2015, the Company experienced a $2 million decline in earnings from our PHH Home Loans venture, as well as a 14% decrease in refinance title and closing units at TRG, excluding the impact of acquisitions.
RESPA has become a greater challenge in recent years for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of changes in the regulatory environment. With the passage of Dodd-Frank in 2010, primary responsibility for enforcement of RESPA has shifted to the CFPB.  The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than the prior regulatory authority (the Department of Housing and Urban Development) and has significantly increased the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify or terminate long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements.  While we have made, and may make, other changes to our RESPA-related business practices, we do not expect these changes to have a material impact on our operations.
Existing Homesales
According to NAR, existing homesale transactions for 2015 increased to 5.3 million homes, or up 6% compared to 2014. In the first quarter of 2016, NAR existing homesale transactions increased 6% compared to the same period in 2015. For the three months ended March 31, 2016, RFG and NRT homesale transactions on a combined basis increased 4%.
As a result of the acquisition of Coldwell Banker United, a large franchisee of RFG, in the second quarter of 2015, the Coldwell Banker United homesale transactions shifted from RFG to NRT. Closed homesale sides, including Coldwell Banker United, would have resulted in an increase in homesale transactions for RFG of 5% for the year ended December 31, 2015 compared to 2014 and an increase in homesale transactions for RFG of 4% for the first quarter of 2016 compared to 2015. The 9% increase in homesale transactions for NRT for the year ended December 31, 2015 compared to 2014 reflects 7 percentage points due to the inclusion of transactions from the ZipRealty brokerage operations acquired in August 2014 and Coldwell Banker United. The 7% increase in homesale transactions for NRT for the quarter ended March 31, 2016 compared to the first quarter of 2015 reflects 6 percentage points due to the inclusion of transactions from the acquisition of Coldwell Banker United. In addition, there were inventory constraints in several of NRT's markets which caused muted homesale transactions in those markets.
The annual and quarterly year-over-year trends in homesale transactions are as follows:

			2016 vs. 2015
	Full Year 2015 vs. 2014		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2016 vs. 2015
Number of Existing Homesales
Industry
NAR	6%	(a)	6%	(a)	2%	(b)	—%	(b)	5%	(b)	2%	(b)
Fannie Mae (c)	6%		4%		2%		—%		5%		2%
Realogy
RFG and NRT Combined	5%		4%
RFG	3%	(d)	3%	(d)
NRT	9%	(d)	7%	(d)
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

(d)
In April 2015, NRT acquired Coldwell Banker United, a large franchisee of RFG, and as a result the drivers of Coldwell Banker United shifted from RFG to NRT. In addition, NRT homesale sides include transactions from the acquisition of ZipRealty in August 2014. The year-over-year change in homesale sides, excluding the impact of these acquisitions, would have been as follows:

	Full Year 2015 vs. 2014	First Quarter 2016 vs. 2015
RFG	5%	4%
NRT	2%	1%
As of their most recent releases, NAR and Fannie Mae are both forecasting an increase of 3% in existing homesale transactions for 2017 compared to 2016, respectively.
Existing Homesale Price
In 2015, NAR existing homesale average price increased 4% compared to the same period in 2014, while average homesale price increased 3% on a combined basis for RFG and NRT. The percentage change in the average price of homes brokered by NRT decreased 2% compared to 2014. Excluding the impact from the ZipRealty brokerage operations acquired in August 2014 and Coldwell Banker United, which have substantially lower average homesales prices than NRT's core operations, NRT's average homesale price would have increased 1% year-over-year in 2015 compared to 2014.
In the first quarter of 2016, NAR existing homesale average price increased 4% compared to the same period in 2015. For the three months ended March 31, 2016 compared to the same period in 2015, average homesale price increased 2% on a combined basis for RFG and NRT. The combined average sale price increase was due to a modest shift in homesale transaction activity from higher-price homes to lower-and mid-priced homes across RFG and NRT. Homes at the low to mid-price points are also experiencing continued constrained inventory levels. In addition, the decrease in average sales price for NRT for the first quarter of 2016 was exacerbated by the impact of including the acquisition of Coldwell Banker United, which has substantially lower average homesales prices than NRT's core operations. The percentage change in the average price of homes brokered by NRT decreased 2% in the first quarter of 2016 compared to 2015. Excluding the impact of the acquisition of Coldwell Banker United, NRT's average homesale price would have increased 1% year-over-year in the first quarter of 2016 compared to the same period in 2015.
The annual and quarterly year-over-year trends in the price of homes are as follows:

			2016 vs. 2015
	Full Year 2015 vs. 2014		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2016 vs. 2015
Price of Existing Homes
Industry
NAR (a)	4%	(a)	4%	(a)	4%	(b)	4%	(b)	4%	(b)	4%	(b)
Fannie Mae (c)	6%		5%		4%		4%		5%		5%
Realogy
RFG and NRT Combined	3%		2%
RFG	5%	(d)	3%	(d)
NRT	(2)%	(d)	(2%)	(d)

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
(d)In April 2015, NRT acquired Coldwell Banker United, a large franchisee of RFG, and as a result the drivers of Coldwell Banker United shifted from RFG to NRT. In addition, NRT homesale price includes transactions from the acquisition of ZipRealty in August 2014. The acquisition of Coldwell Banker United did not have a significant impact on the average homesale price for RFG. The year-over-year change in average homesale price for NRT, excluding the impact of these acquisitions, would have been as follows:

	Full Year 2015 vs. 2014	First Quarter 2016 vs. 2015
NRT	1%	1%

As of their most recent releases, NAR and Fannie Mae are forecasting a 3% and 4% increase in the 2017 median existing homesale price compared to 2016, respectively.
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

Many of the trends impacting our businesses that derive revenue from homesales also impact Cartus, which is a global provider of outsourced employee relocation services. In addition to general residential housing trends, key drivers of Cartus are global corporate spending on relocation services, which has not returned to levels that existed prior to the most recent recession and changes in employment relocation trends. Cartus is subject to a competitive pricing environment and lower average revenue per relocation as a result of a shift in the mix of services and number of services being delivered per move. These factors have, and may continue to, put pressure on the growth and profitability of this segment.
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

•	NAR historical data is subject to periodic review and revision and these revisions have been, and could be material in the future; and

•	NAR and Fannie Mae generally update their forecasts on a monthly basis and a subsequent forecast may change materially from a forecast that was previously issued.
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
From 2007 through December 2013, the average homesale broker commission rate remained fairly stable; however, in 2014 and 2015 we experienced a modest decline in the average broker commission rate. We expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices. This is particularly relevant in periods when there is constrained housing inventory. A continuing housing recovery should result in an increase in our revenues, although such increases could be offset by modestly declining brokerage commission rates and competitive pressures.
In general, most of our third-party franchisees are entitled to volume incentives, which are calculated for each franchisee as a progressive percentage of each franchisee's annual gross revenues.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  In 2014, the net effective royalty rate remained at the 2013 level and in 2015 the net effective royalty rate decreased modestly compared to 2014. In the first quarter of 2016, the net effective royalty rate decreased slightly compared to the first quarter of 2015. We expect that over the long term the net effective royalty rate will modestly decline as a result of increases in homesale transaction volume.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 21 and 18 basis points for the years ended December 31, 2015 and 2014, respectively.
NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while RFG has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between NRT and RFG based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by NRT. Such share of commissions earned by sales associates varies by region and commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates are generally subject to review and reset on the anniversary of the sales associates' engagement with the broker. While competition has and will continue to put pressure on the commission splits necessary to attract and retain relationships with highly productive sales associates either individually or as members of a team, the lead generation and other initiatives implemented by NRT have enabled commission splits in the aggregate to remain relatively flat, albeit with a modest decline in market share.
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
The following table presents our drivers for the three months ended March 31, 2016 and 2015. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2016	2015	% Change
RFG (a) (b)
Closed homesale sides	218,330	212,139	3%
Average homesale price	$259,044	$251,373	3%
Average homesale broker commission rate	2.51%	2.52%	(1) bps
Net effective royalty rate	4.51%	4.52%	(1) bps
Royalty per side	$309	$302	2%
NRT
Closed homesale sides (c)	64,244	60,187	7%
Average homesale price (d)	$493,125	$502,597	(2%)
Average homesale broker commission rate	2.46%	2.43%	3 bps
Gross commission income per side	$12,878	$13,019	(1%)
Cartus
Initiations	37,174	38,168	(3%)
Referrals	16,893	18,022	(6%)
TRG
Purchase title and closing units (e)	29,236	21,643	35%
Refinance title and closing units (f)	9,703	9,496	2%
Average fee per closing unit	$1,848	$1,751	6%
_______________

(a)	Includes all franchisees except for NRT.

(b)
In April 2015, NRT acquired Coldwell Banker United, a large franchisee of RFG. As a result of the acquisition, the drivers of Coldwell Banker United shifted from RFG to NRT. Closed homesale sides for RFG, excluding the impact of the acquisition, would have increased 4% for the three months ended March 31, 2016 compared to 2015. The acquisition did not have a significant impact on the change in average homesale price for RFG.

(c)	Closed homesale sides for NRT, excluding the impact of the acquisition of Coldwell Banker United, would have increased 1% for the three months ended March 31, 2016 compared to 2015.

(d)	Average homesale price for NRT, excluding the impact of the acquisition of Coldwell Banker United, would have increased 1% for the three months ended March 31, 2016, compared to 2015.

(e)	The amounts presented for the three months ended March 31, 2016 include 6,585 purchase units as a result of the acquisition of Independence Title on July 1, 2015.

(f)	The amounts presented for the three months ended March 31, 2016 include 1,541 refinance units as a result of the acquisition of Independence Title on July 1, 2015.
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

Three Months Ended March 31, 2016 vs. Three Months Ended March 31, 2015
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2016	2015	Change
Net revenues	$1,134	$1,062	$72
Total expenses (1)	1,200	1,120	80
Loss before income taxes, equity in earnings and noncontrolling interests	(66)	(58)	(8)
Income tax benefit	(24)	(24)	—
Equity in earnings of unconsolidated entities	—	(2)	2
Net loss	(42)	(32)	(10)
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(42)	$(32)	$(10)
_______________

(1)
Total expenses for the three months ended March 31, 2016 includes $9 million restructuring charges and a net cost of $1 million of former parent legacy items. There were no restructuring charges or former parent legacy items in the first quarter of 2015.

Net revenues increased $72 million or 7% for the three months ended March 31, 2016 compared with the three months ended March 31, 2015, principally due to increases in revenue at NRT driven primarily by an increase in homesale transaction volume from acquisitions completed after the first quarter of last year as well as an increase in revenue at TRG due to organic growth and the impact of acquisitions completed last year.
Total expenses increased $80 million or 7% primarily due to:

•	a $33 million increase in operating and general and administrative expenses primarily driven by:

◦
a $23 million increase in employee-related costs, of which $14 million relates to acquisitions completed after the first quarter of 2015 and $5 million represents merit and salary related increases; and

◦
an $11 million increase in variable operating costs at the Title and Settlement Service segment primarily related to volume increases as a result of acquisitions completed after the first quarter of 2015;

•	a $28 million increase in commission and other sales associate-related costs due to the increase in homesale transaction volume at NRT and its related revenue increase of $45 million;

•	$9 million in restructuring charges related to the business optimization initiative which began in the fourth quarter of 2015; and

•
a $5 million net increase in interest expense to $73 million in the first quarter of 2016 from $68 million in the first quarter of 2015 due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $31 million in the first quarter of 2016 compared to losses of $14 million in the same period of 2015, partially offset by the impact of lower interest expense as a result of a reduction in total outstanding indebtedness and weighted average interest rate. Before the mark-to-market adjustments for our interest rate swaps, interest expense was $42 million and $54 million during the first quarter of 2016 and 2015, respectively.

Equity in earnings of unconsolidated entities declined by $2 million primarily due to a decrease in earnings from PHH Home Loans.
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement and organizational design. Total expected restructuring costs of approximately $44 million are currently anticipated to be incurred through the end of 2016.  We incurred $9 million of restructuring charges during the first quarter of 2016 which consisted of personnel-related costs, facility-related costs and other restructuring-related costs. Cost savings related to the restructuring initiatives are estimated to be approximately $40 million on an annual run rate basis and are anticipated to offset some or all of our inflation-related annual cost increases. We expect that $25 million of those savings will be realized in 2016. See Note 6, "Restructuring Costs", in the consolidated financial statements for additional information.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was a $24 million benefit for both the three months ended March 31, 2016 and 2015. Our federal and state blended statutory rate is estimated to be 40%. Our effective tax rate for the three months ended March 31, 2016 was 36% and was impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant. Our effective tax rate for the three months ended March 31, 2015 was 43% and was impacted primarily by a reduction in our deferred tax liabilities, driven by changes to state tax legislation.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended March 31, 2016 and 2015:

	Revenues (a)			EBITDA (b)			EBITDA Margin
	2016	2015	% Change	2016	2015	% Change	2016	2015	Change
RFG	$157	$151	4%	$92	$86	7%	59%	57%	2
NRT	841	796	6	(21)	(16)	(31)	(2)	(2)	—
Cartus	83	85	(2)	5	7	(29)	6	8	(2)
TRG	111	87	28	—	(3)	*	—	(3)	3
Corporate and Other	(58)	(57)	*	(21)	(16)	*
Total Company	$1,134	$1,062	7%	$55	$58	(5)%	5%	5%	—
Less: Depreciation and amortization				48	46
Interest expense, net				73	68
Income tax benefit				(24)	(24)
Net loss attributable to Realogy Holdings and Realogy Group				$(42)	$(32)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Company Owned Real Estate Brokerage Services segment of $58 million and $57 million during the three months ended March 31, 2016 and 2015, respectively.

(b)
EBITDA for the three months ended March 31, 2016 includes $9 million of restructuring charges reflected above as follows: $2 million in NRT, $2 million in Cartus and $5 million in Corporate and Other, and a net cost of $1 million of former parent legacy items included in Corporate and Other. There were no restructuring charges or former parent legacy items in the first quarter of 2015.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 5%. On a segment basis, RFG's margin increased 2 percentage points to 59% from 57% due to an increase in franchisee royalty revenue driven by an increase in homesale transactions and higher price. NRT's margin remained flat at negative 2%. Cartus' margin decreased 2 percentage points to 6% from 8% due to $2 million of restructuring costs related to the Company's business optimization plan which began in the fourth quarter of 2015. TRG's margin increased 3 percentage points to 0% from negative 3% primarily due to the positive margin impact of volume increases and the average fee per closing unit compared to the first quarter of 2015.
Corporate and Other EBITDA for the three months ended March 31, 2016 declined $5 million to negative $21 million primarily due to $5 million in restructuring costs related to the Company's business optimization plan.
Real Estate Franchise Services (RFG)
Revenues and EBITDA increased $6 million to $157 million and $92 million, respectively, for the three months ended March 31, 2016 compared with the same period in 2015.
The increase in revenue was primarily driven by a $2 million increase in third-party domestic franchisee royalty revenue due to a 3% increase in the average homesale price and a 3% increase in the number of homesale transactions partially offset by a 1 percentage point decline in both average broker commission rate and net effective royalty rate, as well as a $4 million increase in other revenue primarily related to other marketing-related activities and a $2 million increase in royalties received from NRT. Brand marketing revenue decreased $3 million and related expense decreased $2 million primarily due to the timing of advertising spending during the first quarter of 2016 compared to the same period in 2015.

The intercompany royalties received from NRT of $56 million and $54 million during the first quarter of 2016 and 2015, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $6 million increase in EBITDA was principally due to the $6 million increase in revenues and the $2 million decrease in marketing expenses discussed above partially offset by a $2 million increase in employee related costs.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $45 million to $841 million and EBITDA declined $5 million to negative $21 million for the three months ended March 31, 2016 compared with the same period in 2015. EBITDA in the first quarter has historically been negative as we usually generate our lowest revenue during the first quarter whereas our operating expenses (other than sales associate commissions and royalties paid to RFG) are more evenly spread throughout the year. In addition, NRT incurred $2 million in restructuring costs related to the Company's business optimization plan.
Revenue increased $45 million which included $13 million primarily due to an increase in commission income earned on homesale transactions by our existing brokerage operations and $32 million due to commission income earned from acquisitions completed after the first quarter of 2015. The revenue increase was driven by a 7% increase in the number of homesale transactions partially offset by a 2% decrease in the average price of homes. The 7% increase in homesale transactions was comprised of: (i) 1% from activity in the geographic regions we serve and (ii) 6% from the acquisition of Coldwell Banker United. The 2% decrease in the average price of homes was primarily the result of the acquisition of Coldwell Banker United which operates in markets with lower average sales prices. The average sales price excluding this acquisition would have increased 1% year-over-year in the first quarter of 2016 compared to the first quarter of 2015 as a result of the continuation of a muted housing market in the high-end markets served by NRT.
EBITDA decreased $5 million primarily due to:

•
a $28 million increase in commission expenses paid to independent real estate sales associates from $530 million in the first quarter of 2015 to $558 million in the first quarter of 2016, as a result of the increase in revenues discussed above. The increase includes $20 million attributable to acquisitions;

•	a $10 million increase in employee-related costs, of which $6 million was attributable to acquisitions;

•	a $4 million increase in occupancy costs, of which $3 million relates to acquisitions;

•	a $2 million increase in royalties paid to RFG from $54 million in the first quarter of 2015 to $56 million in the first quarter of 2016 primarily related to acquisitions;

•	$2 million in restructuring costs related to the Company's business optimization plan which began in the fourth quarter of 2015;

•	a $2 million decrease in equity earnings related to our investment in PHH Home Loans; and

•	a $1 million increase in marketing expenses related to acquisitions.
These decreases were partially offset by the increase in revenues discussed above.
Relocation Services (Cartus)
Revenues and EBITDA decreased $2 million to $83 million and $5 million, respectively, for the three months ended March 31, 2016 compared with the same quarter in 2015.
Revenues decreased $2 million, as a result of a $2 million decrease in referral revenue and a $2 million decrease in other revenue, both of which were primarily due to the absence of a large group move in 2015, partially offset by a $1 million decrease in international revenue.
EBITDA decreased $2 million as a result of the decrease in revenues discussed above and $2 million in restructuring costs related to the Company's business optimization plan which began in the fourth quarter of 2015 offset by a $2 million net positive impact from foreign currency exchange rates in the first quarter of 2016 compared to the first quarter of 2015.
Title and Settlement Services (TRG)
Revenues increased $24 million to $111 million and EBITDA increased $3 million for the three months ended March 31, 2016 compared with the same quarter in 2015.

The increase in revenues was driven by a $14 million increase in resale revenue due to a 35% increase in resale title and closing units. Underwriter revenues increased $5 million and refinance-related revenue increased $2 million due to a 2% increase in refinance title and closing units. Acquisitions completed after the first quarter of 2015 contributed $16 million to the revenue increases discussed above and accounted for 30 percentage points of the increase in resale title and closing units and 16 percentage points to the change in refinance and closing units.
EBITDA increased $3 million as a result of the increase in revenues discussed above, partially offset by an $11 million increase in variable operating costs and an increase of $10 million in employee-related costs, both of which were primarily due to acquisitions and higher volume.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2016	December 31, 2015	Change
Total assets	$7,400	$7,531	$(131)
Total liabilities	5,047	5,109	(62)
Total equity	2,353	2,422	(69)
For the three months ended March 31, 2016, total assets decreased $131 million primarily due to a $132 million decrease in cash and cash equivalents and a $26 million net decrease in franchise agreements and other intangible assets due to amortization, partially offset by an $11 million increase in goodwill from acquisitions at NRT, a $9 million increase in relocation receivables due to seasonal increases at the Relocation Services segment and an $8 million increase in other assets.
Total liabilities decreased $62 million due to a $63 million decrease in accrued expenses and other current liabilities primarily due to the payment of 2015 bonuses in the first quarter of 2016, a $28 million decrease in deferred tax liabilities and a $27 million decrease in securitization obligations. These decreases were partially offset by a $42 million increase in corporate debt, primarily due to issuance of $250 million additional 5.25% Senior Notes partially offset by $200 million repayment of borrowings under the Revolving Credit Facility, and a $24 million increase in other noncurrent liabilities.
Total equity decreased $69 million primarily due to net loss of $42 million for the three months ended March 31, 2016 and a $26 million decrease in additional paid in capital related to the Company's repurchase of common stock and stock-based compensation activity during the first quarter of 2016.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013, 2014 and 2015. After giving effect to the debt refinancing transactions completed from 2013 through 2016, including the repayment of the 3.375% Senior Notes in May 2016 and debt repurchases from cash generated from operations, our outstanding indebtedness, excluding securitizations, has been reduced by approximately $681 million since the beginning of 2013. Based upon our current debt projections for 2016, we expect our cash interest run rate to be reduced to approximately $170 million to $175 million.
We intend to use future cash flow primarily to reduce indebtedness, fund acquisitions and acquire stock under our share repurchase program. In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million. During the first quarter of 2016, we repurchased and retired 1 million shares of common stock for $33 million at a weighted average price of $33.45 per share. In May 2016, the Company used $400 million of revolver borrowings and a portion of the cash on hand to retire the $500 million of 3.375% Senior Notes at maturity. We may also from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We are currently experiencing a muted recovery in the residential real estate market due to inventory constraints and other local market dynamics. Moreover, if the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.

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
Cash Flows
At March 31, 2016, we had $283 million of cash and cash equivalents, a decrease of $132 million compared to the balance of $415 million at December 31, 2015. The following table summarizes our cash flows for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
	2016	2015	Change
Cash used in:
Operating activities	$(68)	$(84)	$16
Investing activities	(34)	(16)	(18)
Financing activities	(30)	(28)	(2)
Effects of change in exchange rates on cash and cash equivalents	—	(1)	1
Net change in cash and cash equivalents	$(132)	$(129)	$(3)
For the three months ended March 31, 2016, $16 million less cash was used by operating activities compared to the same period in 2015. The change was principally due to $20 million of additional cash provided by operating results and $39 million more cash provided due to a net decrease in relocation and trade receivables, partially offset by $31 million more cash used for accounts payable, accrued expenses and other liabilities and $6 million less cash due to an increase in other assets.
For the three months ended March 31, 2016, we used $18 million of more cash for investing activities compared to the same period in 2015. The change was primarily due to $13 million of more cash used for acquisition related payments and $3 million more cash used for property and equipment additions in the first quarter of 2016 compared to the same period in 2015.
For the three months ended March 31, 2016, $30 million of cash was used for financing activities compared to $28 million of cash used during the same period in 2015. For the three months ended March 31, 2016, $30 million of cash was used for:

•	repayment of $200 million of borrowings under the Revolving Credit Facility;

•	$33 million for the repurchase of our common stock;

•	$27 million decrease in net securitization obligation borrowings;

•	quarterly amortization payments of the term loan facilities totaling $10 million;

•	$8 million of other financing payments primarily related to contingent consideration and interest rate swaps;
partially offset by,
•$250 million of proceeds from the issuance of the Additional 5.25% Senior Notes.
For the three months ended March 31, 2015, the Company had $18 million of net securitization obligation repayments, $5 million of repayments of the term loan facility and $6 million of other financing related payments.

Financial Obligations
Indebtedness Table
As of March 31, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$—	$ *	$—
Term Loan B Facility	(3)	March 2020	1,863	26	1,837
Term Loan A Facility	(4)	October 2020	430	2	428
Senior Notes	3.375%	May 2016	500	—	500
Senior Notes	4.50%	April 2019	450	15	435
Senior Notes	5.25%	December 2021	550	6	544
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2016	209	*	209
Cartus Financing Limited (7)		August 2016	11	*	11
Total (8)			$4,013	$49	$3,964
_______________

*	The debt issuance costs related to our Revolving Credit Facility and Securitization Obligations are classified as a deferred asset within other assets.

(1)
As of March 31, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility leaving $815 million of available capacity. On May 3, 2016, the Company had $400 million outstanding borrowings on the Revolving Credit Facility and no outstanding letters of credit on such facility, leaving $415 million of available capacity. The increase in outstanding borrowings compared to March 31, 2016 was a result of the repayment of the 3.375% Senior Notes at maturity on May 2, 2016.

(2)
Interest rates with respect to revolving loans under the Term Loan A Facility at March 31, 2016 were based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the December 31, 2015 senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25%.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A Facility provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A Facility in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the new Term Loan A Facility are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the December 31, 2015 senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25%.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of March 31, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $116 million of available capacity.

(7)
Consists of a £20 million revolving loan facility and a £5 million working capital facility. As of March 31, 2016, the Company had $36 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $25 million of available capacity.

(8)
Not included in this table, the Company had $133 million of outstanding letters of credit at March 31, 2016, of which $53 million was under the synthetic letter of credit facility with a rate of 4.25% and $80 million was under the unsecured letter of credit facility with a rate of 2.98%.

Issuance of Additional 5.25% Senior Notes and Repayment of 3.375% Senior Notes
In March 2016, the Company issued 5.25% Senior Notes due 2021 with an aggregate principal amount of $250 million (the "Additional 5.25% Senior Notes") under the same indenture as the $300 million aggregate principal amount of Realogy Group’s 5.25% Senior Notes due 2021 issued on November 21, 2014 (the "Existing 5.25% Senior Notes"). The Additional 5.25% Senior Notes mature on December 1, 2021 and interest on the notes is due on June 1 and December 1 of each year with the first interest payment date of June 1, 2016. The Additional 5.25% Senior Notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Existing 5.25% Senior Notes.
The Company used the net proceeds from the offering of the Additional 5.25% Senior Notes of approximately $248 million to reduce outstanding borrowings under its revolving credit facility and for working capital purposes.
In May 2016, the Company used $400 million of revolver borrowings and a portion of the cash on hand to retire the $500 million of 3.375% Senior Notes at maturity.
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
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility" in the condensed consolidated financial statements for additional information.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA and the ratios related thereto. These measures are derived on the basis of methodologies other than in accordance with GAAP.
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes.
Operating EBITDA is defined by us as EBITDA before restructuring, early extinguishment of debt and legacy items. Operating EBITDA calculated for a twelve-month period is presented because the Company believes these items do not directly affect the operating results of the Company and accordingly should be excluded in comparing operating results. Operating EBITDA does not include pro-forma adjustments for business optimization initiatives and acquisitions or non-

cash adjustments such as stock-based compensation expense, used to calculate Adjusted (Covenant) EBITDA in the Senior Secured Credit Facility and the Term Loan A Facility senior secured leverage ratio.
Adjusted (Covenant) EBITDA calculated for a twelve-month period is presented to demonstrate our compliance with the senior secured leverage ratio covenant in the Senior Secured Credit Facility and the Term Loan A Facility. Adjusted (Covenant) EBITDA calculated for a twelve-month period corresponds to the definition of "EBITDA," calculated on a "pro forma basis," used in the Senior Secured Credit Facility and the Term Loan A Facility to calculate the senior secured leverage ratio. Adjusted (Covenant) EBITDA includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period.
Adjusted (Covenant) EBITDA calculated for a three-month period adjusts for the same items as for a twelve-month period, except that the pro forma effect of cost savings, business optimizations and acquisitions and new franchisees are calculated as of the beginning of the three-month period instead of the twelve-month period.
We present EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA because we believe EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA are useful as supplemental measures in evaluating the performance of our operating businesses and provide greater transparency into our results of operations. Our management, including our chief operating decision maker, uses EBITDA as a factor in evaluating the performance of our business. EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.
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
EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA have limitations as analytical tools, and you should not consider EBITDA, Operating EBITDA or Adjusted (Covenant) EBITDA either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

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
In addition to the limitations described above, Adjusted (Covenant) EBITDA includes pro forma cost savings, the pro forma effect of business optimization initiatives and the pro forma full period effect of acquisitions and new franchisees. These adjustments may not reflect the actual cost savings or pro forma effect recognized in future periods.

A reconciliation of net income attributable to Realogy Group to EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA for the twelve months ended March 31, 2016 are set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2015	March 31, 2015	December 31, 2015	March 31, 2016	March 31, 2016
Net income (loss) attributable to Realogy Group (a)	$184	$(32)	$216	$(42)	$174
Income tax (benefit) expense	110	(24)	134	(24)	110
Income (loss) before income taxes	294	(56)	350	(66)	284
Interest expense, net	231	68	163	73	236
Depreciation and amortization	201	46	155	48	203
EBITDA (b)	726	58	668	55	723
EBITDA adjustments:
Restructuring costs					19
Former parent legacy costs (benefit), net					(14)
Loss on the early extinguishment of debt					48
Operating EBITDA					776
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)					21
Non-cash charges (d)					46
Pro forma effect of acquisitions and new franchisees (e)					16
Incremental securitization interest costs (f)					4
Adjusted (Covenant) EBITDA					$863
Total senior secured net debt (g)					$2,094
Senior secured leverage ratio					2.43	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $97 million for the second quarter of 2015, (ii) income of $110 million for the third quarter of 2015, (iii) income of $9 million for the fourth quarter of 2015 and (iv) a loss of $42 million for the first quarter of 2016.

(b)
EBITDA consists of: (i) $265 million for the second quarter of 2015, (ii) $309 million for the third quarter of 2015, (iii) $94 million for the fourth quarter of 2015 and (iv) $55 million for the first quarter of 2016.

(c)	Represents the twelve-month pro forma effect of business optimization initiatives.

(d)
Represents the elimination of non-cash expenses, including $58 million of stock-based compensation expense less $10 million for the change in the allowance for doubtful accounts and notes reserves and $2 million of foreign exchange benefit from April 1, 2015 through March 31, 2016.

(e)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on April 1, 2015. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2015.

(f)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2016.

(g)
Represents total borrowings under the Senior Secured Credit Facility and borrowings secured by a first priority lien on our assets of $2,293 million plus $27 million of capital lease obligations less $226 million of readily available cash as of March 31, 2016. Pursuant to the terms of our Senior Secured Credit Facility and Term Loan A Facility, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

Set forth in the table below is a reconciliation of net loss attributable to Realogy to EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA for the three-month periods ended March 31, 2016 and 2015:

	Three Months Ended
	March 31, 2016	March 31, 2015
Net loss attributable to Realogy	$(42)	$(32)
Income tax benefit	(24)	(24)
Loss before income taxes	(66)	(56)
Interest expense, net	73	68
Depreciation and amortization	48	46
EBITDA	55	58
EBITDA adjustments:
Restructuring costs	9	—
Former parent legacy costs, net	1	—
Operating EBITDA	65	58
Bank covenant adjustments:
Pro forma effect of business optimization initiatives	2	1
Non-cash charges	8	9
Pro forma effect of acquisitions and new franchisees	1	1
Incremental securitization interest costs	1	1
Adjusted (Covenant) EBITDA	$77	$70
Contractual Obligations
Our future contractual obligations as of March 31, 2016 have not changed materially from the amounts reported in our 2015 Form 10-K.
See "Financial Obligations" for a description of the Company's issuance of Additional 5.25% Senior Notes and retirement of the 3.375% Senior Notes at maturity in May 2016.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2015, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Issued Accounting Pronouncements
See Note 1 of the Notes to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2016, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B Facility under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2016, we had variable interest rate long-term debt from our outstanding term loans of $2,293 million, which excludes $220 million of securitization obligations.  The weighted average interest rate on the outstanding term loans at March 31, 2016 was 3.50%. The interest rate with respect to the Term Loan B Facility is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). The interest rate with respect to the Term Loan A Facility is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2016 senior secured leverage ratio, the LIBOR margin was 2.00%. At March 31, 2016 the one-month LIBOR rate was 0.44%; therefore we have estimated that a 0.25% increase in LIBOR would have a $1 million impact on our annual interest expense.
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
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of$73 million at March 31, 2016.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $13 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.

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

Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated May 5, 2016, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Strader and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by two California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements that are prohibited by RESPA.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. On April 5, 2016, the court granted defendants' motion to dismiss with leave for the plaintiffs to amend their complaint. On April 21, 2016, the plaintiffs filed a second amended complaint. We expect to file a motion to dismiss the second amended complaint in the near future.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

The following table sets forth information relating to repurchase of shares of our common stock during the three months ended March 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
February 1-29, 2016	250,000	$32.40	250,000	$266,900,000
March 1-31, 2016	750,000	$33.80	750,000	$241,550,000
Item 5.    Other Information.
On May 4, 2016, the Board of Directors of Realogy Holdings approved changes to the guidelines governing compensation of the Company’s independent and non-management directors. The Board of Directors approved a $10,000 increase in the Annual Director Retainer (the “Retainer”) to $195,000, by increasing the equity portion of the Retainer by $5,000 to $120,000 and the cash portion of the Retainer by $5,000 to $75,000.  As disclosed in our 2016 proxy statement, the equity portion of the Retainer is payable in the form of restricted stock units granted immediately following the annual meeting of stockholders and settleable in shares of Realogy Holdings common stock that vest in full on the first anniversary following the date of grant.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 5, 2016
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: May 5, 2016
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1
Supplemental Indenture No. 6 dated as of February 9, 2016 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.15 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2015).

4.2
Supplemental Indenture No. 3 dated as of February 9, 2016 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 4.20 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2015).

4.3
Supplemental Indenture No. 4 dated as of March 1, 2016 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 10.2 of the Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on March 1, 2016).

10.1*	Form of Performance Restricted Stock Unit Agreement under the Amended and Restated 2012 Long-Term Incentive Plan.

10.2*	Form of Performance Share Unit Agreement under the Amended and Restated 2012 Long-Term Incentive Plan.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.

^	Furnished electronically with this report.