Form 10-Q
period 2016-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2016-08-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 145,086,425 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of August 2, 2016.
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

•	the lack of revenue growth or declining profitability of our franchisees and company owned brokerage operations, including the impact of lower average broker commission rates;

•	disputes or issues with entities that license us their tradenames for use in our business that could impede our franchising of those brands;

•
actions by our franchisees that could harm our business or reputation, non-performance of our franchisees, controversies with our franchisees or actions against us by their independent sales associates or employees or third parties with which our franchisees have business relationships;

•	increased competition whether through traditional competitors or competitors with alternative business models;

•
competition for productive agents and manager talent—both at our franchisees and our company owned brokerage business—impacting the ability to attract and retain independent sales associates, either individually or as members of a team;

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

•	risks relating to our ability to refinance or repay our indebtedness, incur additional indebtedness or return capital to stockholders;

•	changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits or the loss of one or more significant Affinity clients;

•	an increase in the claims rate of our title underwriter and an increase in mortgage rates could adversely impact the revenue of our title and settlement services segment;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2016 and June 30, 2015 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and June 30, 2015. These interim financial statements are the responsibility of the Company's management.

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
August 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three and six-month periods ended June 30, 2016 and June 30, 2015 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2016 and June 30, 2015. These interim financial statements are the responsibility of the Company's management.

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
August 4, 2016

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues
Gross commission income	$1,251	$1,278	$2,077	$2,059
Service revenue	252	228	442	399
Franchise fees	104	99	173	166
Other	55	46	104	89
Net revenues	1,662	1,651	2,796	2,713
Expenses
Commission and other agent-related costs	864	877	1,422	1,407
Operating	391	366	758	708
Marketing	65	59	123	115
General and administrative	70	92	156	170
Former parent legacy costs (benefit), net	—	(1)	1	(1)
Restructuring costs	12	—	21	—
Depreciation and amortization	48	52	96	98
Interest expense, net	59	50	132	118
Other income, net	—	(1)	—	(1)
Total expenses	1,509	1,494	2,709	2,614
Income before income taxes, equity in earnings and noncontrolling interests	153	157	87	99
Income tax expense	64	66	40	42
Equity in earnings of unconsolidated entities	(5)	(7)	(5)	(9)
Net income	94	98	52	66
Less: Net income attributable to noncontrolling interests	(2)	(1)	(2)	(1)
Net income attributable to Realogy Holdings and Realogy Group	$92	$97	$50	$65

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.63	$0.66	$0.34	$0.44
Diluted earnings per share	$0.63	$0.66	$0.34	$0.44
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	145.5	146.5	146.0	146.4
Diluted	146.7	148.0	147.2	147.9

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$94	$98	$52	$66
Currency translation adjustment	(3)	2	(3)	—
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	1	—	1	—
Other comprehensive income (loss), before tax	(2)	2	(2)	—
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	(2)	2	(2)	—
Comprehensive income	92	100	50	66
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(2)	(1)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$90	$99	$48	$65

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$423	$415
Trade receivables (net of allowance for doubtful accounts of $16 and $20)	175	141
Relocation receivables	356	279
Other current assets	129	126
Total current assets	1,083	961
Property and equipment, net	250	254
Goodwill	3,631	3,618
Trademarks	745	745
Franchise agreements, net	1,394	1,428
Other intangibles, net	298	316
Other non-current assets	229	209
Total assets	$7,630	$7,531
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152	$139
Securitization obligations	280	247
Due to former parent	31	31
Current portion of long-term debt	41	740
Accrued expenses and other current liabilities	403	448
Total current liabilities	907	1,605
Long-term debt	3,691	2,962
Deferred income taxes	299	267
Other non-current liabilities	309	275
Total liabilities	5,206	5,109
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2016 and December 31, 2015	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 144,990,520 shares outstanding at June 30, 2016 and 146,746,537 shares outstanding at December 31, 2015	1	1
Additional paid-in capital	5,687	5,733
Accumulated deficit	(3,230)	(3,280)
Accumulated other comprehensive loss	(38)	(36)
Total stockholders' equity	2,420	2,418
Noncontrolling interests	4	4
Total equity	2,424	2,422
Total liabilities and equity	$7,630	$7,531

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2016	2015
Operating Activities
Net income	$52	$66
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	96	98
Deferred income taxes	33	32
Amortization of deferred financing costs and discount	8	9
Equity in earnings of unconsolidated entities	(5)	(9)
Stock-based compensation	25	26
Mark-to-market adjustments on derivatives	45	10
Other adjustments to net income	(3)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(33)	(47)
Relocation receivables	(79)	(137)
Other assets	(14)	(9)
Accounts payable, accrued expenses and other liabilities	(18)	36
Due to former parent	1	(5)
Dividends received from unconsolidated entities	1	6
Taxes paid related to net share settlement for stock-based compensation	(5)	(3)
Other, net	(6)	1
Net cash provided by operating activities	98	73
Investing Activities
Property and equipment additions	(40)	(41)
Payments for acquisitions, net of cash acquired	(15)	(75)
Change in restricted cash	1	(8)
Other, net	(4)	3
Net cash used in investing activities	(58)	(121)
Financing Activities
Net change in revolving credit facilities	(200)	—
Repayments of term loan facilities	(20)	(10)
Proceeds from issuance of Senior Notes	750	—
Redemption of Senior Notes	(500)	—
Net change in securitization obligations	34	120
Debt issuance costs	(7)	(1)
Repurchase of common stock	(67)	—
Proceeds from exercise of stock options	1	2
Payments of contingent consideration	(10)	(5)
Other, net	(12)	(11)
Net cash (used in) provided by financing activities	(31)	95
Effect of changes in exchange rates on cash and cash equivalents	(1)	(1)
Net increase in cash and cash equivalents	8	46
Cash and cash equivalents, beginning of period	415	313
Cash and cash equivalents, end of period	$423	$359
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $3 for both periods presented)	$86	$108
Income tax payments, net	7	5

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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of June 30, 2016 and the results of operations and comprehensive income for the three and six months ended June 30, 2016 and 2015 and cash flows for the six months ended June 30, 2016 and 2015. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2015 included in the Annual Report on Form 10-K for the year ended December 31, 2015.
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
The Company measures financial instruments at fair value on a recurring basis and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level I, II or III assets or liabilities during the six months ended June 30, 2016.
The following table summarizes fair value measurements by level at June 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$82	$—	$82
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	49	49
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
The fair value of the Company’s contingent consideration for acquisitions is measured using a probability weighted-average discount rate to estimate future cash flows based upon the likelihood of achieving future operating results for individual acquisitions.  These assumptions are deemed to be unobservable inputs and as such the Company’s contingent consideration is classified within Level III of the valuation hierarchy. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis.
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2015	$59
Additions: contingent consideration related to acquisitions during the period	1
Reductions: payments of contingent consideration (reflected in the financing section of the Statement of Cash Flows)	(10)
Changes in fair value (reflected in the Statement of Operations)	(1)
Fair value of contingent consideration at June 30, 2016	$49

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2016		December 31, 2015
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$—	$200	$200
Term Loan B	1,858	1,853	1,867	1,849
Term Loan A	424	415	435	426
3.375% Senior Notes	—	—	500	500
4.50% Senior Notes	450	462	450	464
5.25% Senior Notes	550	564	300	308
4.875% Senior Notes	500	494	—	—
Securitization obligations	280	280	247	247
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans
The Company owns 49.9% of PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage.
In connection with the joint venture, the Company recorded equity earnings related to its investment in PHH Home Loans of $3 million and $6 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $3 million and $8 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The Company received no cash dividends from PHH Home Loans during the six months ended June 30, 2016 compared to $5 million in cash dividends during the same period in 2015. The Company's investment in PHH Home Loans is $61 million at June 30, 2016 and $58 million at December 31, 2015.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was an expense of $64 million and $66 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and $40 million and $42 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2016, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $22 million. As of December 31, 2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $33 million.

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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swap contracts	Other non-current liabilities	$82	$47
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2016	2015	2016	2015
Interest rate swap contracts	Interest expense	$14	$(3)	$45	$11
Foreign exchange contracts	Operating expense	—	—	—	(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $7 million and $8 million at June 30, 2016 and December 31, 2015, respectively, and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the six months ended June 30, 2016 and June 30, 2015 included capital lease additions of $7 million and $9 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
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
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. From the date of authorization through June 30, 2016, the Company repurchased and retired 2 million shares of common stock for $67 million at a weighted average market price of $32.45 per share.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASU"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

In March 2016, the FASB issued an ASU on "Improvements to Employee Share-Based Payment Accounting" which amended guidance related to employee share-based payment accounting. The guidance requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. The guidance increases the amount companies can withhold to cover income taxes on awards without triggering liability classification for shares used to satisfy statutory income tax withholding obligations and requires application of a modified retrospective transition method. In addition, the guidance requires presentation of cash paid by an employer when directly withholding shares for tax withholding purposes as a financing activity on the statement of cash flows and requires retrospective application. The ASU also allows entities to elect as an accounting policy either to continue to estimate forfeitures on share-based payment awards or to account for forfeitures when they occur using a modified retrospective approach. The amended guidance will be effective for interim and annual periods beginning after December 15, 2016; early adoption is permitted if all provisions are adopted in the same period. The Company is currently evaluating the impact of the standard on its consolidated financial statements but does not expect the new standard to have a material impact on the financial results of the Company.
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
2016 Acquisitions
During the six months ended June 30, 2016, the Company acquired four real estate brokerage related operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $15 million and established $1 million of contingent consideration. These acquisitions resulted in goodwill of $13 million, pendings and listings of $2 million and other assets of $1 million.
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

During the year ended December 31, 2015, the Company acquired three title and settlement operations through its wholly owned subsidiary, TRG, for cash consideration of $34 million and established $37 million of liabilities related to contingent consideration. These acquisitions resulted in goodwill of $47 million, trademarks of $9 million, pendings and listings of $8 million, other intangibles of $5 million, title plant shares of $1 million and other assets of $1 million.
None of the 2015 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2015	$3,315	$999	$641	$449	$5,404
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2015	2,292	841	360	125	3,618
Goodwill acquired	—	13	—	—	13
Balance at June 30, 2016	$2,292	$854	$360	$125	$3,631
Intangible assets are as follows:

	As of June 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$625	$1,394	$2,019	$591	$1,428
Indefinite life—Trademarks (b)	$745		$745	$745		$745
Other Intangibles
Amortizable—License agreements (c)	$45	$9	$36	$45	$8	$37
Amortizable—Customer relationships (d)	530	297	233	530	284	246
Indefinite life—Title plant shares (e)	11		11	11		11
Amortizable—Pendings and listings (f)	2	1	1	3	1	2
Amortizable—Other (g)	31	14	17	31	11	20
Total Other Intangibles	$619	$321	$298	$620	$304	$316
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

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.

Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Franchise agreements	$17	$16	$34	$33
License agreements	1	—	1	1
Customer relationships	6	7	13	14
Pendings and listings	2	6	2	6
Other	1	2	3	3
Total	$27	$31	$53	$57
Based on the Company’s amortizable intangible assets as of June 30, 2016, the Company expects related amortization expense for the remainder of 2016, the four succeeding years and thereafter to be approximately $50 million, $96 million, $94 million, $93 million, $91 million and $1,257 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2016	December 31, 2015
Accrued payroll and related employee costs	$100	$140
Accrued volume incentives	24	34
Accrued commissions	44	29
Restructuring accruals	11	9
Deferred income	70	73
Accrued interest	18	13
Contingent consideration for acquisitions	20	27
Other	116	123
Total accrued expenses and other current liabilities	$403	$448
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2016	December 31, 2015
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$200
Term Loan B	1,833	1,839
Term Loan A	422	433
3.375% Senior Notes	—	499
4.50% Senior Notes	437	434
5.25% Senior Notes	544	297
4.875% Senior Notes	496	—
Total Short-Term & Long-Term Debt	$3,732	$3,702
Securitization obligations:
Apple Ridge Funding LLC	$269	$238
Cartus Financing Limited	11	9
Total securitization obligations	$280	$247

Indebtedness Table
As of June 30, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$—	$ *	$—
Term Loan B	(3)	March 2020	1,858	25	1,833
Term Loan A	(4)	October 2020	424	2	422
Senior Notes	4.50%	April 2019	450	13	437
Senior Notes	5.25%	December 2021	550	6	544
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2017	269	*	269
Cartus Financing Limited (7)		August 2016	11	*	11
Total (8)			$4,062	$50	$4,012
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred asset within other assets.

(1)
As of June 30, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility. On August 2, 2016, the Company had $225 million outstanding borrowings on the Revolving Credit Facility, leaving $590 million of available capacity. The increase in outstanding borrowings compared to June 30, 2016 was a result of amending and reducing the borrowings under the Term Loan B in July 2016. See Note 12, "Subsequent Events" for a description of the transaction.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2016 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2016.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A Facility are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2016.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)
In June 2016, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2017. As of June 30, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $56 million of available capacity.

(7)
Consists of a £20 million revolving loan facility and a £5 million working capital facility. As of June 30, 2016, the Company had $33 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $22 million of available capacity.

(8)
Not included in this table, the Company had $130 million of outstanding letters of credit at June 30, 2016 under the Unsecured Letter of Credit Facility with a weighted average rate of 3.10%. In the second quarter of 2016, the Company moved outstanding letters of credit to the Unsecured Letter of Credit Facility and terminated the synthetic letter of credit facility. As a result, the Company increased the capacity under the Unsecured Letter of Credit Facility by $47 million to $135 million.

See Note 12, "Subsequent Events" for a description of the July 2016 Refinancing of the Senior Secured Term Loan B and Entry into a New Term Loan A.

Maturities Table
As of June 30, 2016, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2016 and each of the next four years is as follows:

Year	Amount
Remaining 2016	$21
2017	41
2018	52
2019	513
2020	2,105
The remaining 2016 portion of long-term debt consists of remaining 2016 quarterly amortization payments totaling $11 million and $10 million for the Term Loan A and Term Loan B facilities, respectively. The current portion of long-term debt of $41 million shown on the balance sheet consists of four quarters of amortization payments totaling $22 million and $19 million for the Term Loan A and Term Loan B facilities, respectively.
Senior Secured Credit Facility
In October 2015, Realogy Group entered into a second amendment to the senior secured credit agreement (the “Amended and Restated Credit Agreement”). The second amendment provided for a five-year, $815 million revolving credit facility and included a $125 million letter of credit sub-facility. The Term Loan B and the synthetic letter of credit facility under the Amended and Restated Credit Agreement were not affected by the second amendment. In the second quarter of 2016, the Company moved outstanding letters of credit to the Unsecured Letter of Credit Facility and terminated the synthetic letter of credit facility. See the "Other Debt Facilities" section below for more information.
The Amended and Restated Credit Agreement provides for:

(a)
a Term Loan B initially issued in the aggregate principal amount of $1,905 million with a maturity date of March 5, 2020. The Term Loan B has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%); and

(b)
an $815 million Revolving Credit Facility with a maturity date of October 23, 2020, which includes (i) a $125 million letter of credit subfacility and (ii) a swingline loan subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00, and pursuant to the second amendment discussed above, the leverage ratio is tested quarterly, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. In this report, the Company refers to the term "Adjusted (Covenant) EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted (Covenant) EBITDA. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At June 30, 2016, Realogy Group’s senior secured leverage ratio was 2.22 to 1.00.
See Note 12, "Subsequent Events" for a description of the July 2016 Refinancing of the Senior Secured Term Loan B and Entry into a New Term Loan A in which the Company refinanced its existing $1,858 million Term Loan B due July 2020 by issuing a new Term Loan B in the amount of $1,100 million with a maturity date in July 2022 and entering into a new Term Loan A in the amount of $355 million with a maturity date in July 2021.
Term Loan A Facility
In October 2015, Realogy Group entered into the Term Loan A senior secured credit agreement. The Term Loan A Agreement provides for a five-year, $435 million loan issued at par with a maturity date of October 23, 2020 (the “Term Loan A”) and has terms substantially similar to the Amended and Restated Credit Agreement. The Term Loan A provides for quarterly amortization payments, commencing March 31, 2016, totaling the amount per annum equal to the following percentages of the original principal amount of the Term Loan A: 5%, 5%, 7.5%, 10.0% and 12.5% for amortizations payable in 2016, 2017, 2018, 2019 and 2020, with the balance payable upon the final maturity date. The interest rates with respect to term loans under the Term Loan A are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00	2.00%	1.00%
Consistent with the Amended and Restated Credit Agreement, the Term Loan A Facility permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and the company, without the consent of the existing lenders under the Term Loan A, plus an unlimited amount if the Company's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Term Loan A Facility also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
Unsecured Notes
The 4.50% Senior Notes, 5.25% Senior Notes and 4.875% Senior Notes (each as defined below and collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on April 15, 2019, December 1, 2021 and June 1, 2023, respectively. Interest on the Unsecured Notes is payable each year semiannually on April 15 and October 15 for the 4.50% Senior Notes and June 1 and December 1 for both the 5.25% Senior Notes and 4.875% Senior Notes.
In March 2016, the Company issued 5.25% Senior Notes due 2021 of $250 million (the "Additional 5.25% Senior Notes") under the same indenture as the $300 million of Realogy Group’s 5.25% Senior Notes due 2021 issued on November 21, 2014 (the "Existing 5.25% Senior Notes") (collectively the "5.25% Senior Notes"). The Additional 5.25% Senior Notes mature on December 1, 2021 and interest on the notes is due on June 1 and December 1 of each year with the first interest payment date of June 1, 2016. The Additional 5.25% Senior Notes have identical terms, other than the issue date, the issue price and the first interest payment date, and constitute part of the same series as the Existing 5.25% Senior Notes.
In the second quarter of 2016, the Company used $400 million of revolver borrowings and a portion of cash on hand to retire the $500 million of 3.375% Senior Notes at maturity. The Company also issued $500 million of 4.875% Senior Notes (the "4.875% Senior Notes") due 2023 and used the proceeds to temporarily reduce revolver borrowings. The 4.875% Senior Notes mature on June 1, 2023 and interest on the 4.875% Notes is due on June 1 and December 1 of each year with the first interest payment date of December 1, 2016.

The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. In the second quarter of 2016, the Company increased the capacity under the facility by $47 million from $88 million to $135 million. The facility's expiration dates are as follows:

Capacity (in millions)	Expiration Date
$53	June 2017
$16	September 2018
$66	December 2019
The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of June 30, 2016, $130 million of the Facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2016, Realogy Group extended the program until June 2017. The program has a capacity of $325 million. At June 30, 2016, Realogy Group has $269 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £20 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2016. There are $11 million of outstanding borrowings on the facilities at June 30, 2016. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $350 million and $281 million of underlying relocation receivables and other related relocation assets at June 30, 2016 and December 31, 2015, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $3 million for both the three and six months ended June 30, 2016 and 2015. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.5% and 2.1% for the six months ended June 30, 2016 and 2015, respectively.

6.	RESTRUCTURING COSTS
The restructuring charge for the three and six months ended June 30, 2016 was $12 million and $21 million, respectively. The components of the restructuring charges for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Personnel-related costs (1)	$9	$—	$11	$—
Facility-related costs (2)	3	—	5	—
Other restructuring costs (3)	—	—	5	—
Total restructuring charges	$12	$—	$21	$—
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

(2)
Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, lease payments that will continue to be incurred under the contract for its remaining term without economic benefit to the Company and other facility and employee relocation related costs.

(3)
Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities which are primarily included in the Corporate and Other business segment.

Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. During the second quarter of 2016, the Company expanded the scope of restructuring activities in order to realign the Company Owned Real Estate Brokerage Services back office administration and support functions across the country. As a result of this realignment, the expected costs of activities undertaken in connection with the restructuring plan have increased and are now expected to be largely completed by mid 2017.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Other restructuring costs	Total
Balance at December 31, 2015	$3	$3	$3	$9
Restructuring charges	11	5	5	21
Costs paid or otherwise settled	(9)	(2)	(7)	(18)
Balance at June 30, 2016	$5	$6	$1	$12
The following table shows the total restructuring costs expected to be incurred by type of cost for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$41	$14	$27
Facility-related costs	13	8	5
Accelerated depreciation related to asset disposals	1	—	1
Other restructuring costs	11	9	2
Total	$66	$31	$35

The following table shows the total restructuring costs expected to be incurred by reportable segment for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$4	$3	$1
Company Owned Real Estate Brokerage Services	43	14	29
Relocation Services	6	4	2
Title and Settlement Services	1	—	1
Corporate and Other	12	10	2
Total	$66	$31	$35

7.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans (the 2007 Stock Incentive Plan and the 2012 Long-Term Incentive Plan) under which incentive equity awards such as non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units ("RSUs"), performance restricted stock units and performance share units ("PSUs") may be issued to employees, consultants and directors of Realogy. The Company's stockholders approved the Amended and Restated Long-Term Incentive Plan at the 2016 Annual Meeting of Stockholders held on May 4, 2016 (the "Amended and Restated 2012 LTIP"). The Amended and Restated 2012 LTIP increases the number of shares authorized for issuance under that plan by 9.8 million shares. The total number of shares authorized for issuance under the plans is 19.4 million shares.
Awards granted under the Amended and Restated 2012 LTIP utilizing the additional 9.8 million share reserve, except options and stock appreciation rights, must be counted against the foregoing share limit on a 2.22 share to one basis for each share actually granted in connection with such award. As of June 30, 2016, the total number of shares available for future grants under the Amended and Restated 2012 LTIP was 8.0 million shares. The Company does not expect to issue any additional awards under the 2007 Stock Incentive Plan.
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
The options, RSUs and the PSUs based upon RTSR included in the 2016 long-term incentive plan were granted in February 2016. The performance RSUs and the PSUs based upon achievement of cumulative free cash flow aggregating 0.4 million shares subject to those awards at target were also awarded in February 2016, but the grant was subject to approval of the Amended and Restated 2012 LTIP. The stockholders approved the Amended and Restated 2012 LTIP at the May 4, 2016 Annual Meeting and we have accordingly treated May 4, 2016 as the grant date for these awards and are expensing those awards from that date over the balance of the vesting or performance period.

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

2016 RTSR PSU
Grant date fair value	$28.15
Expected volatility	28.1%
Volatility of XHB	19.4%
Correlation coefficient	0.58
Risk-free interest rate	0.9%
Dividend yield	—
A summary of RSU activity for the six months ended June 30, 2016 is presented below (number of shares in millions):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	1.02	$46.36
Granted	0.92	32.40
Vested (a)	(0.36)	46.79
Forfeited	(0.02)	39.70
Unvested at June 30, 2016	1.56	$38.16
______________

(a)	The total fair value of RSUs which vested during the six months ended June 30, 2016 was $17 million.
A summary of PSU activity for the six months ended June 30, 2016 is presented below (number of shares in millions):

	Performance Share Units (a)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	0.86	$44.97
Granted	0.64	32.05
Vested (b)	(0.03)	46.45
Forfeited	—	—
Unvested at June 30, 2016	1.47	$39.33
______________

(a)	The PSU amounts in the table are shown at the target amount of the award.

(b)	The total fair value of PSUs which vested during the six months ended June 30, 2016 was $1 million.
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

2016 Options
Grant date fair value	$10.97
Expected volatility	31.7%
Expected term (years)	6.25
Risk-free interest rate	1.3%
Dividend yield	—

A summary of stock option unit activity for the six months ended June 30, 2016 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3.15	$31.42
Granted	0.30	32.63
Exercised (a) (b)	(0.05)	20.82
Forfeited/Expired	(0.02)	33.42
Outstanding at June 30, 2016 (c)	3.38	$31.68
______________

(a)	The intrinsic value of options exercised during the six months ended June 30, 2016 was $1 million.

(b)	Cash received from options exercised during the six months ended June 30, 2016 was $1 million.

(c)	Options outstanding at June 30, 2016 have an intrinsic value of $13 million and have a weighted average remaining contractual life of 6.4 years.
Stock-Based Compensation Expense
As of June 30, 2016, based on current performance achievement expectations, there was $62 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.2 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $13 million and $25 million for the three and six months ended June 30, 2016, respectively, and $15 million and $26 million for the three and six months ended June 30, 2015, respectively.

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
The due to former parent balance was $31 million at June 30, 2016 and December 31, 2015. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income attributable to Realogy Holdings shareholders	$92	$97	$50	$65
Basic weighted average shares	145.5	146.5	146.0	146.4
Stock options, restricted stock, restricted stock units and performance share units (a)	1.2	1.5	1.2	1.5
Weighted average diluted shares	146.7	148.0	147.2	147.9
Earnings Per Share:
Basic	$0.63	$0.66	$0.34	$0.44
Diluted	$0.63	$0.66	$0.34	$0.44
_______________

(a)
The three and six months ended June 30, 2016, both exclude 5.3 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three and six months ended June 30, 2015, both exclude 3.9 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.

In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. From the date of authorization through June 30, 2016, the Company repurchased and retired 2 million shares of common stock for $67 million at a weighted average market price of $32.45 per share. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

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

Real Estate Business Litigation
Strader, et al. and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements that are prohibited by RESPA.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. On April 5, 2016, the court granted defendants' motion to dismiss with leave for the plaintiffs to amend their complaint. Plaintiffs filed a second amended complaint on April 21, 2016, and a third amended complaint on May 12, 2016.  On May 26, 2016 we filed a motion to dismiss the third amended complaint.  The Court has not yet decided that motion.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at June 30, 2016 and December 31, 2015. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $611 million at June 30, 2016 and $308 million at December 31, 2015. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Real Estate Franchise Services	$221	$213	$378	$364
Company Owned Real Estate Brokerage Services	1,268	1,289	2,109	2,085
Relocation Services	109	108	192	193
Title and Settlement Services	149	128	260	215
Corporate and Other (c)	(85)	(87)	(143)	(144)
Total Company	$1,662	$1,651	$2,796	$2,713
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $85 million and $143 million for the three and six months ended June 30, 2016, respectively, and $87 million and $144 million for the three and six months ended June 30, 2015, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $13 million and $21 million for the three and six months ended June 30, 2016, respectively, and $15 million and $23 million for the three and six months ended June 30, 2015, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2016 (a)	2015 (b)	2016 (c)	2015 (d)
Real Estate Franchise Services	$149	$146	$241	$232
Company Owned Real Estate Brokerage Services	78	97	57	81
Relocation Services	29	29	34	36
Title and Settlement Services	26	20	26	17
Corporate and Other (e)	(19)	(27)	(40)	(43)
Total Company	$263	$265	$318	$323
Less:
Depreciation and amortization	$48	$52	$96	$98
Interest expense, net	59	50	132	118
Income tax expense	64	66	40	42
Net income attributable to Realogy Holdings and Realogy Group	$92	$97	$50	$65
_______________

(a)
Includes $12 million of restructuring charges as follows: $3 million in the Real Estate Franchise Services segment, $7 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $1 million in Corporate and Other for the three months ended June 30, 2016.

(b)	Includes a net benefit of $1 million of former parent legacy items for the three months ended June 30, 2015.

(c)
Includes $21 million of restructuring charges as follows: $3 million in the Real Estate Franchise Services segment, $9 million in the Company Owned Real Estate Brokerage Services segment, $3 million in the Relocation Services segment and $6 million in Corporate and Other, and a net cost of $1 million of former parent legacy items included in Corporate and Other for the six months ended June 30, 2016.

(d)	Includes a net benefit of $1 million of former parent legacy items for the six months ended June 30, 2015.

(e)	Includes the elimination of transactions between segments.

12.	SUBSEQUENT EVENTS
July 2016 Refinancing of the Senior Secured Term Loan B and Entry into a New Term Loan A
In July 2016, the Company refinanced its existing $1,858 million Term Loan B ("Existing Term Loan B") due July 2020. The new Term Loan B ("New Term Loan B") was issued at par in the amount of $1,100 million with a maturity date in July 2022. The New Term Loan B bears the same interest rate as the Existing Term Loan B. The New Term Loan B provides for quarterly amortization payments totaling 1% per annum and commencing September 30, 2016.
Concurrently, the Company entered into a new Term Loan A ("New Term Loan A") in the amount of $355 million with a maturity date in July 2021 under its existing Term Loan A Facility and on terms substantially similar to its existing Term Loan A ("Existing Term Loan A"). The interest rates with respect to term loans under the New Term Loan A are based on, at the Company's option, adjusted LIBOR plus an additional margin or ABR plus additional margin, in each case subject to the following adjustments based on the Company's current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
The New Term Loan A provides for quarterly amortization payments on the last day of each quarter, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the New Term Loan A, commencing September 30, 2016 through maturity with the last amortization payment made on June 30, 2021.
The Company used the net proceeds from the New Term Loan B and New Term Loan A, along with revolver borrowings of $225 million and cash on-hand, to repay the Existing Term Loan B, reducing Term Loan B borrowings from $1,858 million to $1,100 million.
Dividend Policy
On August 3, 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy on its common stock. The Board has declared a cash dividend of $0.09 per share of the Company’s common stock, payable on August 31, 2016 to stockholders of record as of the close of business on August 17, 2016. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2016, our franchise systems had approximately 13,600 franchised and company owned offices and approximately 261,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 108 other countries and territories around the world, which included approximately 780 of our company owned and operated brokerage offices with approximately 46,800 independent sales associates. Our wholly-owned subsidiary, Zaplabs is a developer of proprietary technology platform for real estate brokerages, independent sales associates and customers. Through the first half of 2016, we have rolled out Zaplabs' comprehensive, integrated ZAPSM technology platform to approximately 1,000 of our approximately 2,600 franchisees and, consistent with our previously disclosed plan, anticipate rolling this product out to a broader franchisee base over the next two years. We believe the ZAP technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers.

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

RECENT DEVELOPMENTS
Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. Total expected restructuring costs of approximately $66 million are currently anticipated to be incurred through mid 2017. As of March 31, 2016, cost savings related to the restructuring initiatives were estimated to be approximately $40 million on an annual run rate basis with approximately $25 million of those cost savings expected to be realized in 2016. In the second quarter, the Company increased its cost savings estimate to approximately $60 million on an annual run rate basis with approximately $30 million of those cost savings expected to be realized in 2016. The increase in estimated savings and extension of the expected completion date are the result of NRT expanding the scope of its restructuring activities in order to realign its back office administration and support functions across the country. The $60 million of estimated cost savings is expected to be realized on an annual run rate basis by each reportable segment as follows: $5 million at RFG, $44 million at NRT, $8 million at Cartus, $1 million at TRG and $2 million at Corporate.
The following table reflects the total amount of restructuring costs expected to be incurred for the business optimization initiative by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
RFG	$4	$3	$1
NRT	43	14	29
Cartus	6	4	2
TRG	1	—	1
Corporate and Other	12	10	2
Total	$66	$31	$35
Share Repurchase Plan
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. From the date of authorization through June 30, 2016, the Company repurchased and retired 2 million shares of common stock for $67 million at a weighted average market price of $32.45 per share.
Dividend Policy
On August 3, 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy on its common stock. The Board has declared a cash dividend of $0.09 per share of the Company’s common stock, payable on August 31, 2016 to stockholders of record as of the close of business on August 17, 2016.
Debt Transactions
In the second quarter of 2016, the Company used $400 million of revolver borrowings and a portion of cash on hand to retire the $500 million of 3.375% Senior Notes at maturity. The Company also issued $500 million of 4.875% Senior Notes due 2023 and used the proceeds to temporarily reduce revolver borrowings.
In July 2016, the Company refinanced its existing $1,858 million Term Loan B ("Existing Term Loan B") due July 2020. The new Term Loan B ("New Term Loan B") was issued at par in the amount of $1,100 million with a maturity date in July 2022. Concurrently, the Company entered into a new Term Loan A ("New Term Loan A") in the amount of $355 million with a maturity date in July 2021 under its existing Term Loan A Facility and on terms substantially similar to its existing Term Loan A ("Existing Term Loan A"). The Company used the net proceeds from the New Term Loan B and New Term Loan A, along with revolver borrowings of $225 million and cash on-hand, to repay the Existing Term Loan B, reducing Term Loan B borrowings from of $1,858 million to $1,100 million.
See Note 12, "Subsequent Events" for a detailed description of the July 2016 Refinancing of the Senior Secured Term Loan B and Entry into a New Term Loan A.
CURRENT INDUSTRY TRENDS
During the first half of 2016, according to NAR, homesale transaction volume increased 9% due to an increase in homesale transactions, as well as homesale price growth. RFG and NRT homesale transaction volume on a combined basis increased 4% in the first half of 2016. At NRT specifically, we have seen the continued slowing of activity at the high end of the market, the cumulative impact of aggressive recruiting of certain of our independent sales associates resulting in attrition and inventory constraints in major markets in which we operate. In the first half of 2016, NRT saw a decline in both sides and price at the high end of the market. At NRT, sales volume at the $2.5 million and higher homesale price points decreased from 20% of total volume in the first half of 2015 to 17% in 2016.
Recruitment and retention of independent sales associates and independent sales associate teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales associates, notwithstanding the growing influence of internet-generated leads. Competition for independent sales associates in our industry is high, has intensified particularly with respect to top producing independent sales associates and has resulted in a decline of our market share at NRT.  Competition for independent sales associates is generally subject to numerous factors, including remuneration (most notably the sales commission percentage paid to independent sales associates), fees charged to independent sales associates, leads or business opportunities generated for the independent sales associate from the brokerage, their perception of the value of the broker's brand affiliation, marketing efforts by the brokerage, the office manager and staff and fellow independent sales associates with whom they collaborate daily and the tools, continuing professional education, and other services provided by the brokerage. We believe that the influence of independent sales associates and independent sales associate teams has increased during the housing recovery and, together with the increasing competition from other brokerages, has put additional pressure on the recruitment and retention of independent sales associates. See "Key Drivers" for the Company's incremental actions that are being undertaken to address the competition for independent sales associates.
Beginning on October 3, 2015, CFPB's new three-day advance closing disclosure rule, known as TILA-RESPA Integrated Disclosure ("TRID"), became effective for new loan applications and is a significant change for the industry. The new regulations have caused closing delays throughout the industry, including at Realogy for both its company-owned and franchised operations. The National Association of Realtors NAR Economists’ Outlook report published on July 12, 2016 reported that the time from contract-to-close for U.S. homesales was approximately 3 days higher in June 2016 compared to June 2015.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.1 million homes at the end of June 2016. The June 2016 inventory represents a national average supply of 4.6 months at the current homesales pace which is significantly below the 6.3 month 25-year average.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 159 for May 2016 and 164 for 2015. The housing affordability index remains significantly higher than the average of 126 for the period from 1970 through 2015.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 3.9% for 2015 and the rate at June 30, 2016 was 3.6%. In addition, consumers continue to have financing alternatives such as adjustable rate mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
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
During the first half of 2016, according to Fannie Mae, refinancing originations totaled $365 billion which represented a decrease of 22% from the first half of 2015. In the first half of 2016 compared to the first half of 2015, the Company experienced a $5 million decline in earnings from our PHH Home Loans venture, as well as an 8% decrease in refinance title and closing units at TRG, excluding the impact of acquisitions.
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

Existing Homesales
According to NAR, existing homesale transactions for 2015 increased to 5.3 million homes, or up 6% compared to 2014, while homesale transactions increased 5% on a combined basis for RFG and NRT.
For the quarters ended March 31, 2016 and June 30, 2016, compared to the same periods in 2015, NAR existing homesale transactions increased 6% and 4%, respectively. For the quarters ended March 31, 2016 and June 30, 2016, RFG and NRT homesale transactions on a combined basis increased 4% and 3%, respectively, compared to the same periods in 2015. Our homesale transactions were impacted by a continued slowing of activity in the high-end markets served by NRT, the cumulative impact of aggressive recruiting of certain of our independent sales associates and inventory constraints in many of the markets served by NRT.
The annual and quarterly year-over-year trends in homesale transactions are as follows:

			2016 vs. 2015
	Full Year 2015 vs. 2014		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2016 vs. 2015
Number of Existing Homesales
Industry
NAR	6%	(a)	6%	(a)	4%	(a)	3%	(b)	4%	(b)	4%	(b)
Fannie Mae (c)	6%		5%		4%		3%		3%		3%
Realogy
RFG and NRT Combined	5%		4%		3%
RFG	3%	(d)	3%	(d)	4%
NRT	9%	(d)	7%	(d)	(1%)
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

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
Since the acquisition of Coldwell Banker United occurred during the beginning of the second quarter of 2015, it did not impact the comparability of homesale transactions during the second quarter of 2016 compared to the second quarter of 2015.
As of their most recent releases, NAR and Fannie Mae are both forecasting an increase of 2% in existing homesale transactions for 2017 compared to 2016.
Existing Homesale Price
In 2015, NAR existing homesale average price increased 4% compared to the same period in 2014, while average homesale price increased 3% on a combined basis for RFG and NRT.
For both of the quarters ended March 31, 2016 and June 30, 2016, compared to the same periods in 2015, NAR existing homesale average price increased 4%. For the quarters ended March 31, 2016 and June 30, 2016, RFG and NRT average homesale price on a combined basis increased 2% and 1%, respectively, compared to the same periods in 2015. The combined average homesale price increase was due to a modest shift in homesale transaction activity from higher-price homes to lower and mid-priced homes across RFG and NRT. Homes at the low to mid-price points are also experiencing continued constrained inventory levels.

The annual and quarterly year-over-year trends in the price of homes are as follows:

			2016 vs. 2015
	Full Year 2015 vs. 2014		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2016 vs. 2015
Price of Existing Homes
Industry
NAR (a)	4%	(a)	4%	(a)	4%	(a)	5%	(b)	4%	(b)	4%	(b)
Fannie Mae (c)	6%		6%		5%		5%		5%		5%
Realogy
RFG and NRT Combined	3%		2%		1%
RFG	5%	(d)	3%	(d)	3%
NRT	(2)%	(d)	(2%)	(d)	(2%)

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

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
Since the acquisition of Coldwell Banker United occurred at the beginning of the second quarter of 2015, it did not impact the comparability of average homesale price during the second quarter of 2016 compared to the second quarter of 2015.
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
NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while RFG has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between NRT and RFG based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by NRT. Such share of commissions earned by sales associates varies by region and commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates is generally subject to review and reset on the anniversary of the sales associates' engagement with the broker and we expect that they will continue to be subject to upward pressure because of the increased bargaining power of independent sales associates as well as more aggressive recruitment activities taken by our competitors.
As described above under "Current Industry Trends," competition for independent sales associates in our industry has intensified particularly with respect to top producing independent sales associates which has impacted NRT's market share and results of operations.  Currently there are several different compensation models being utilized by real estate brokerages to compensate their independent sales associates. The most common models are as follows: (1) a graduated commission plan, sometimes referred to as the "traditional model" where the independent sales associate receives a percentage of the brokerage commission that increases as the independent sales associate increases his or her volume of homesale transactions and the brokerage frequently provides independent sales associates with a broad set of support offerings and promotion of properties, (2) a desk rental or 100% plan, where the independent sales associate is entitled to all or nearly all of the broker commission and pays the broker on both a monthly and transaction basis for office space, tools, technology and support while also being responsible for the promotion of properties and other items, (3) a capped model, which generally blends aspects of the first two models described herein, and (4) a fixed transaction fee model where the sales associate is entitled to all of the broker commission and pays a fixed fee per homesale transaction and often receives very limited support from the brokerage. Most brokerages focus primarily on one compensation model though some may offer one or more of these models to their sales associates. Increasingly, independent sales associates have affiliated with brokerages that offer fewer services to the independent sales associates, allowing the independent sales associate to retain a greater percentage of the commission. However, there are long-term trade-offs in the level of support independent sales associates receive in areas such as marketing, technology and professional education.
While NRT has historically compensated its independent sales associates using a traditional model, utilizing elements of other models depending upon the geographic market, we are placing an even greater focus on the quality of our services and our use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a more aggressive strategy to recruit top performing sales associates and retain top performing sales associates with the overall goal of sustaining or growing market share in various markets, improving NRT's overall profitability. In addition, there will be an enhanced focus on the value proposition offered to independent sales associate teams. Results of these recruiting efforts are not expected to be realized for at least 12 to 18 months as the benefits from recruiting new independent sales associates relate mainly to new listings, not pending listings. While we expect near-term moderate pressure on costs from these initiatives, the expected increase in revenue should more than offset the related costs.
Within Cartus, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In TRG, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of TRG; however, the financial results are not significantly impacted by a change in homesale price. In addition, although the average mortgage rate continued to decline in 2015 and the first half of 2016 and refinancing transactions increased as a result, we believe that an increase in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
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
The following table presents our drivers for the three and six months ended June 30, 2016 and 2015. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2016	2015	% Change	2016	2015	% Change
RFG (a)
Closed homesale sides	319,748	307,293	4%	538,078	519,432	4%
Average homesale price	$273,900	$266,456	3%	$267,872	$260,296	3%
Average homesale broker commission rate	2.51%	2.52%	(1) bps	2.51%	2.52%	(1) bps
Net effective royalty rate	4.49%	4.48%	1 bps	4.50%	4.50%	—
Royalty per side	$319	$312	2%	$315	$308	2%
NRT
Closed homesale sides	98,314	99,435	(1%)	162,558	159,622	2%
Average homesale price	$485,688	$493,746	(2%)	$488,627	$497,083	(2%)
Average homesale broker commission rate	2.49%	2.46%	3 bps	2.47%	2.45%	2 bps
Gross commission income per side	$12,732	$12,830	(1%)	$12,790	$12,901	(1%)
Cartus
Initiations	51,560	51,528	—%	88,734	89,696	(1%)
Referrals	26,138	29,033	(10%)	43,031	47,055	(9%)
TRG
Purchase title and closing units (b)	43,914	35,596	23%	73,150	57,239	28%
Refinance title and closing units (c)	11,227	9,815	14%	20,930	19,311	8%
Average fee per closing unit	$1,919	$1,795	7%	$1,890	$1,777	6%
_______________

(a)	Includes all franchisees except for NRT.

(b)	The amounts presented for the three and six months ended June 30, 2016 include 8,971 and 15,556 purchase units, respectively, as a result of the acquisition of Independence Title on July 1, 2015.

(c)	The amounts presented for the three and six months ended June 30, 2016 include 1,560 and 3,101 refinance units, respectively, as a result of the acquisition of Independence Title on July 1, 2015.

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
Three Months Ended June 30, 2016 vs. Three Months Ended June 30, 2015
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2016	2015	Change
Net revenues	$1,662	$1,651	$11
Total expenses (1)	1,509	1,494	15
Income before income taxes, equity in earnings and noncontrolling interests	153	157	(4)
Income tax expense	64	66	(2)
Equity in earnings of unconsolidated entities	(5)	(7)	2
Net income	94	98	(4)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)
Net income attributable to Realogy Holdings and Realogy Group	$92	$97	$(5)
_______________

(1)
Total expenses for the three months ended June 30, 2016 includes $12 million of restructuring charges. Total expenses for the three months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items. There were no restructuring charges in the second quarter of 2015.

Net revenues increased $11 million or 1% for the three months ended June 30, 2016 compared with the three months ended June 30, 2015, principally due to increases in revenue at RFG driven primarily by higher homesale transaction volume and an increase in revenue at TRG mostly due to the impact of acquisitions completed in the second half of 2015.
Total expenses increased $15 million or 1% primarily due to:

•	$12 million in restructuring charges related to the Company's business optimization initiative;

•
a $9 million net increase in interest expense to $59 million in the second quarter of 2016 from $50 million in the second quarter of 2015 due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $14 million in the second quarter of 2016 compared to gains of $3 million in the same period of 2015, partially offset by the impact of lower interest expense as a result of a reduction in total outstanding indebtedness and weighted average interest rate. Before the mark-to-market adjustments for our interest rate swaps, interest expense was $45 million and $53 million during the second quarter of 2016 and 2015, respectively;

•	a $6 million increase in marketing expenses primarily driven by higher advertising spending at NRT and RFG; and

•	a $3 million increase in operating and general and administrative expenses primarily driven by:

◦	$10 million of additional employee-related costs associated with acquisitions completed after the second quarter of 2015; and

◦	a $7 million increase in variable operating costs at TRG primarily related to volume increases as a result of acquisitions completed after the second quarter of 2015, partially offset by

◦	a $7 million decrease in employee-related costs primarily related to lower incentive accruals; and

◦	the absence of $6 million of expenses related to certain transaction costs associated with the acquisition of Coldwell Banker United and the settlement of a legal matter in 2015.
These expense increases are partially offset by a $13 million decrease in commission and other sales associate-related costs due to the decrease in homesale transaction volume at NRT.

Equity in earnings of unconsolidated entities declined by $2 million primarily due to a decrease in earnings from PHH Home Loans.
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The Company incurred $12 million of restructuring charges during the second quarter of 2016 which consisted of personnel-related costs and facility-related costs. See Note 6, "Restructuring Costs", in the consolidated financial statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $64 million for the three months ended June 30, 2016 compared to $66 million for the three months ended June 30, 2015. Our federal and state blended statutory rate is estimated to be 40% for 2016. Our effective tax rate for the three months ended June 30, 2016 and 2015 was 41% and 40%, respectively.
Following is a more detailed discussion of the results of each of our reportable segments during the three months ended June 30, 2016 and 2015:

	Revenues (a)		% Change	EBITDA (b)		% Change	EBITDA Margin		Change
	2016	2015		2016	2015		2016	2015
RFG	$221	$213	4%	$149	$146	2%	67%	69%	(2)
NRT	1,268	1,289	(2)	78	97	(20)	6	8	(2)
Cartus	109	108	1	29	29	—	27	27	—
TRG	149	128	16	26	20	30	17	16	1
Corporate and Other	(85)	(87)	*	(19)	(27)	*
Total Company	$1,662	$1,651	1%	$263	$265	(1)%	16%	16%	—
Less: Depreciation and amortization				48	52
Interest expense, net				59	50
Income tax expense				64	66
Net income attributable to Realogy Holdings and Realogy Group				$92	$97
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $85 million and $87 million during the three months ended June 30, 2016 and 2015, respectively.

(b)
EBITDA for the three months ended June 30, 2016 includes $12 million of restructuring charges discussed further below. EBITDA for the three months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items.

EBITDA before restructuring charges was $275 million for the three months ended June 30, 2016 compared to $265 million for the three months ended June 30, 2015. EBITDA before restructuring charges by reportable segment for the three months ended June 30, 2016 was as follows:

	Three Months Ended June 30,
	2016			2015
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA	% Change
Real Estate Franchise Services	$149	$3	$152	$146	4%
Company Owned Real Estate Brokerage Services	78	7	85	97	(12)%
Relocation Services	29	1	30	29	3%
Title and Settlement Services	26	—	26	20	30%
Corporate and Other	(19)	1	(18)	(27)	*
Total Company	$263	$12	$275	$265	4%
_______________

*	not meaningful

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 16% for the three months ended June 30, 2016 compared to the same period in 2015. Excluding restructuring charges in the second quarter of 2016 related to the Company's business optimization plan, the "Total Company" EBITDA margin increased 1 percentage point to 17%. On a segment basis, RFG's margin decreased 2 percentage points to 67% from 69%; however excluding restructuring charges in the second quarter of 2016, RFG's margin remained flat at 69%. NRT's margin decreased 2 percentage points to 6% from 8%; however excluding restructuring charges in the second quarter of 2016, NRT's margin decreased 1 percentage point to 7% primarily due to a decrease in revenue and lower equity earnings related to our investment in PHH Home Loans. Cartus' margin remained flat at 27%; however excluding restructuring charges in the second quarter of 2016, Cartus' margin increased 1 percentage point to 28%. TRG's margin increased 1 percentage point to 17% from 16% primarily due to the positive margin impact of volume increases and the average fee per closing unit compared to the second quarter of 2015.
Corporate and Other EBITDA for the three months ended June 30, 2016 improved $8 million to negative $19 million primarily due to the absence of $6 million of expenses related to certain transaction costs associated with the acquisition of Coldwell Banker United in 2015, as well as a $3 million decrease in employee-related costs.
Real Estate Franchise Services (RFG)
Revenues increased $8 million to $221 million and EBITDA increased $3 million to $149 million for the three months ended June 30, 2016 compared with the same period in 2015.
The increase in revenue was primarily driven by a $4 million increase in third-party domestic franchisee royalty revenue due to a 3% increase in the average homesale price and a 4% increase in the number of homesale transactions, as well as a $4 million increase in other revenue primarily related to other marketing-related activities and the timing of brand conferences and franchisee events. Brand marketing revenue and expense both increased $1 million. These increases were partially offset by a $1 million decrease in royalties received from NRT.
The intercompany royalties received from NRT of $82 million and $83 million during the second quarter of 2016 and 2015, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $3 million increase in EBITDA was principally due to the $8 million increase in revenues discussed above, partially offset by restructuring costs of $3 million related to the Company's business optimization plan and a $3 million increase in expenses related to the timing of brand conferences and franchisee events.
Company Owned Real Estate Brokerage Services (NRT)
Revenues decreased $21 million to $1,268 million and EBITDA declined $19 million to $78 million for the three months ended June 30, 2016 compared with the same period in 2015.
Revenue decreased $21 million which included a $38 million decrease primarily in commission income earned on homesale transactions by our existing brokerage operations, partially offset by an increase of $17 million due to commission income earned from acquisitions completed after the second quarter of 2015. The revenue decrease was driven by a 2% decrease in the average price of homes and a 1% decrease in the number of homesale transactions, offset by a 3 basis point increase in the average broker commission rate. Homesale transactions and average sales price decreased due to a continued slowing of activity in the high-end markets served by NRT, the cumulative impact of aggressive recruiting of certain of our independent sales associates and inventory constraints in many of the markets served by NRT.
EBITDA decreased $19 million primarily due to:

•	the $21 million decrease in revenues discussed above;

•	$7 million in restructuring costs related to the Company's business optimization plan;

•	a $3 million decrease in equity earnings related to our investment in PHH Home Loans; and

•	a $2 million increase in marketing expenses driven by higher advertising spending.
These decreases were partially offset by:

•
a $13 million decrease in commission expenses paid to independent real estate sales associates from $877 million in the second quarter of 2015 to $864 million in the second quarter of 2016, as a result of the decrease in revenues discussed above. The decrease is net of a $10 million increase attributable to acquisitions;

•
a $2 million decrease in employee-related costs comprised of a $5 million decrease in incentive accruals partially offset by a $2 million increase attributable to acquisitions and $1 million increase in other employee costs; and

•	a $1 million decrease in royalties paid to RFG from $83 million in the second quarter of 2015 to $82 million in the second quarter of 2016.
Relocation Services (Cartus)
Revenues increased $1 million to $109 million and EBITDA remained flat at $29 million for the three months ended June 30, 2016 compared with the same quarter in 2015.
Revenues increased $1 million as a result of a $3 million increase in international revenue, a $2 million increase in affinity referral revenue and a $1 million increase in at-risk revenue, offset by a $6 million decrease in non-affinity referral revenue due to lower broker-to-broker volume and the absence of a large group move which occurred in 2015.
EBITDA remained flat as a result of a $3 million net positive impact from foreign currency exchange rates in the second quarter of 2016 compared to the second quarter of 2015, as well as the increase in revenues discussed above, offset by a $2 million increase in other operating expense primarily related to higher at-risk volume and $1 million in restructuring costs related to the Company's business optimization plan.
Title and Settlement Services (TRG)
Revenues increased $21 million to $149 million and EBITDA increased $6 million to $26 million for the three months ended June 30, 2016 compared with the same quarter in 2015.
The increase in revenues was driven by a $20 million increase in resale revenue due to a 23% increase in resale title and closing units for which acquisitions accounted for 25 percentage points of the change and a $1 million increase in refinancing revenue as a result of a 14% increase in refinancing title and closing units for which acquisitions accounted for 16 percentage points of the change.
EBITDA increased $6 million as a result of the increase in revenues discussed above, partially offset by a $7 million increase in variable operating costs and an increase of $9 million in employee-related costs, both of which were primarily due to higher volume as a result of acquisitions.
Six Months Ended June 30, 2016 vs. Six Months Ended June 30, 2015
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2016	2015	Change
Net revenues	$2,796	$2,713	$83
Total expenses (1)	2,709	2,614	95
Income before income taxes, equity in earnings and noncontrolling interests	87	99	(12)
Income tax expense	40	42	(2)
Equity in earnings of unconsolidated entities	(5)	(9)	4
Net income	52	66	(14)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)
Net income attributable to Realogy Holdings and Realogy Group	$50	$65	$(15)

_______________

(1)
Total expenses for the six months ended June 30, 2016 includes $21 million restructuring charges and a net cost of $1 million of former parent legacy items. Total expenses for the six months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items. There were no restructuring charges during the six months ended June 30, 2015.

Net revenues increased $83 million or 3% for the six months ended June 30, 2016 compared with the six months ended June 30, 2015, principally due to an increase in revenues at RFG primarily driven by higher homesale transaction volume and an increase in revenue at TRG due to the impact of acquisitions completed in the second half of 2015.
Total expenses increased $95 million or 4% primarily due to:

•	a $36 million increase in operating and general and administrative expenses primarily driven by:

◦	$24 million of additional employee-related costs associated with acquisitions completed after the second quarter of 2015;

◦	an $18 million increase in variable operating costs at TRG primarily related to volume increases as a result of acquisitions completed after the second quarter of 2015; and

◦	a $2 million increase in employee-related costs primarily due to salary and merit increases, partially offset by a $9 million decrease in employee-related costs due to lower incentive accruals, partially offset by

◦	the absence of $6 million of expenses related to certain transaction costs associated with the acquisition of Coldwell Banker United and the settlement of a legal matter in 2015.

•	$21 million in restructuring charges related to the Company's business optimization initiative;

•	a $15 million increase in commission and other sales associate-related costs due to the increase in homesale transaction volume at NRT;

•
a $14 million increase in interest expense for the six months ended June 30, 2016 compared to the six months ended June 30, 2015 primarily due to the impact of mark-to-market adjustments for our interest rate swaps which resulted in losses of $45 million in the first half of 2016 compared to losses of $11 million in the same period of 2015, partially offset by the impact of lower interest expense as a result of a reduction in total outstanding indebtedness and weighted average interest rate. Before the mark-to-market adjustments for our interest rate swaps, interest expense was $87 million and $107 million during the first half of 2016 and 2015, respectively; and

•	an $8 million increase in marketing expenses due to higher advertising spending at NRT and TRG;
Equity in earnings of unconsolidated entities declined $4 million primarily due to a $5 million decrease in earnings from PHH Home Loans.
The Company incurred $21 million of restructuring charges associated with the business optimization initiative during the first half of 2016 which consisted of personnel-related costs, facility-related costs and other restructuring-related costs. See Note 6, "Restructuring Costs", in the consolidated financial statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $40 million for the six months ended June 30, 2016 compared to $42 million for the six months ended June 30, 2015. Our federal and state blended statutory rate is estimated to be 40% for 2016. Our effective tax rate for the six months ended June 30, 2016 was 43% and was impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant. Our effective tax rate for the six months ended June 30, 2015 was 39%.
Following is a more detailed discussion of the results of each of our reportable segments during the six months ended June 30, 2016 and 2015:

	Revenues (a)		% Change	EBITDA (b)		% Change	Margin		Change
	2016	2015		2016	2015		2016	2015
RFG	$378	$364	4%	$241	$232	4%	64%	64%	—
NRT	2,109	2,085	1	57	81	(30)	3	4	(1)
Cartus	192	193	(1)	34	36	(6)	18	19	(1)
TRG	260	215	21	26	17	53	10	8	2
Corporate and Other	(143)	(144)	*	(40)	(43)	*
Total Company	$2,796	$2,713	3%	$318	$323	(2)%	11%	12%	(1)
Less: Depreciation and amortization				96	98
Interest expense, net				132	118
Income tax expense				40	42
Net income attributable to Realogy Holdings and Realogy Group				$50	$65
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $143 million and $144 million for the six months ended June 30, 2016 and 2015, respectively.

(b)
EBITDA for the six months ended June 30, 2016 includes $21 million restructuring charges discussed further below and a net cost of $1 million of former parent legacy items. EBITDA for the six months ended June 30, 2015 includes a net benefit of $1 million of former parent legacy items.

EBITDA before restructuring charges was $339 million for the six months ended June 30, 2016 compared to $323 million for the six months ended June 30, 2015. EBITDA before restructuring charges by reportable segment for the six months ended June 30, 2016 was as follows:

	Six Months Ended June 30,
	2016			2015
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA	% Change
Real Estate Franchise Services	$241	$3	$244	$232	5%
Company Owned Real Estate Brokerage Services	57	9	66	81	(19)%
Relocation Services	34	3	37	36	3%
Title and Settlement Services	26	—	26	17	53%
Corporate and Other	(40)	6	(34)	(43)	*
Total Company	$318	$21	$339	$323	5%
_______________

*	not meaningful
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 11% from 12% for the six months ended June 30, 2016 compared to the same period in 2015. Excluding restructuring charges during the first half of 2016 related to the Company's business optimization plan, the "Total Company" EBITDA margin would have remained flat at 12%. On a segment basis, RFG's margin remained flat at 64%; however it increased 1 percentage point to 65% excluding restructuring charges during the first half of 2016. NRT's margin declined to 3% from 4%. The 1 percentage point decrease was due to restructuring charges as well as the decrease in equity earnings related to our investment in PHH Home Loans. Cartus' margin decreased 1 percentage point to 18% from 19%; however excluding restructuring charges during the first half 2016, Cartus' margin remained flat at 19%. The Title and Settlement Services segment margin increased 2 percentage points to 10% from 8% primarily due to the positive margin impact of volume increases due to acquisitions and the average fee per closing unit compared to the first half of 2015.
Corporate and Other EBITDA for the six months ended June 30, 2016 improved $3 million to negative $40 million primarily due to the absence of $6 million of expenses related to certain transaction costs associated with the acquisition of Coldwell Banker United and the settlement of a legal matter in 2015, as well as a $2 million decrease in employee-related costs, partially offset by $6 million in restructuring charges related to the Company's business optimization plan.
Real Estate Franchise Services (RFG)
Revenues increased $14 million to $378 million and EBITDA increased $9 million to $241 million for the six months ended June 30, 2016 compared with the same period in 2015.
The increase in revenue was primarily driven by a $6 million increase in third-party domestic franchisee royalty revenue due to a 3% increase in the average homesale price and a 4% increase in the number of homesale transactions, as well as an $8 million increase in other revenue primarily related to other marketing-related activities and the timing of brand conferences and franchisee events and a $1 million increase in royalties received from NRT. Brand marketing revenue decreased $2 million and related expense decreased $1 million primarily due to the timing of advertising spending during the first half of 2016 compared to the same period in 2015.
The intercompany royalties received from NRT of $138 million and $137 million during the six months ended June 30, 2016 and June 30, 2015, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $9 million increase in EBITDA was principally due to the $14 million increase in revenues, partially offset by a $3 million increase in expenses related to the timing of brand conferences and franchisee events and $3 million in restructuring costs related to the Company's business optimization plan.

Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $24 million to $2,109 million and EBITDA declined $24 million to $57 million for the six months ended June 30, 2016 compared with the same period in 2015.
Revenue increased $24 million which included $49 million due to commission income earned from acquisitions completed after the second quarter of 2015, partially offset by a $25 million decrease primarily in commission income earned on homesale transactions by our existing brokerage operations. The revenue increase was driven by a 2% increase in the number of homesale transactions and a 2 basis point increase in the average broker commission rate, partially offset by a 2% decrease in the average price of homes. The revenue increase was negatively impacted by continued slowing of activity in the high-end markets served by NRT, the cumulative impact of aggressive recruiting of certain of our independent sales associates and inventory constraints in many of the markets served by NRT.
EBITDA decreased $24 million primarily due to:

•
a $15 million increase in commission expenses paid to independent real estate sales associates from $1,407 million in first half of 2015 to $1,422 million in the first half of 2016, as a result of the increase in revenues discussed above. The increase includes $30 million attributable to acquisitions;

•	$9 million in restructuring costs related to the Company's business optimization plan;

•	an $8 million increase in employee-related costs related to acquisitions;

•	a $5 million decrease in equity earnings related to our investment in PHH Home Loans;

•	a $4 million increase in occupancy costs related to acquisitions;

•	a $3 million increase in marketing expenses primarily related to acquisitions; and

•	a $1 million increase in royalties paid to RFG from $137 million in the first half of 2015 to $138 million in the first half of 2016 primarily related to acquisitions.
These cost increases were partially offset by the increase in revenues discussed above.
Relocation Services (Cartus)
Revenues decreased $1 million to $192 million and EBITDA decreased $2 million to $34 million for the six months ended June 30, 2016 compared with the same period in 2015.
Revenues decreased $1 million as a result of a $9 million decrease in non-affinity referral revenue due to lower broker-to-broker volume, the absence of a large group move which occurred in 2015 and lower relocation referral volume, partially offset by higher average fees, and a $2 million decrease in other revenue. These decreases were offset by a $4 million increase in international revenue, a $3 million increase in affinity referrals and a $2 million increase in at-risk revenue due to higher volume.
EBITDA decreased $2 million as a result of $3 million in restructuring costs related to the Company's business optimization plan, a $3 million increase in other operating expenses primarily related to higher at-risk volume and the $1 million decrease in revenues discussed above, partially offset by a $5 million net positive impact from foreign currency exchange rates in the first half of 2016 compared to the same period in 2015.
Title and Settlement Services (TRG)
Revenues increased $45 million to $260 million and EBITDA increased $9 million to $26 million for the six months ended June 30, 2016 compared with the same period in 2015.
The increase in revenues was driven by a $34 million increase in resale revenue due to a 28% increase in resale title and closing units for which acquisitions accounted for 27 percentage points of the change, a $3 million increase in refinancing revenue as a result of an 8% increase in refinancing title and closing units for which acquisitions accounted for 16 percentage points of the change and a $5 million increase in underwriter revenues.
EBITDA increased $9 million as a result of the increase in revenues discussed above, partially offset by an $18 million increase in variable operating costs and a $19 million increase in employee-related costs, both of which were primarily due to acquisitions.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2016	December 31, 2015	Change
Total assets	$7,630	$7,531	$99
Total liabilities	5,206	5,109	97
Total equity	2,424	2,422	2
For the six months ended June 30, 2016, total assets increased $99 million primarily due to a $111 million increase in trade and relocation receivables due to seasonal increases in volume, an $8 million increase in cash and cash equivalents, a $13 million increase in goodwill from acquisitions at NRT and a $20 million increase in other non-current assets primarily due to increases in sales incentives and other investments, partially offset by a $52 million net decrease in franchise agreements and other intangible assets due to amortization.
Total liabilities increased $97 million due to a $34 million increase in other non-current liabilities due to an increase in interest rate swaps, a $33 million increase in securitization obligations due to seasonal increases at Cartus, a $30 million increase in corporate debt as a result of debt transactions completed during the first half of 2016, a $13 million increase in accounts payable and a $32 million increase in deferred tax liabilities. These increases were partially offset by a $45 million decrease in accrued expenses and other current liabilities due to the payout of incentive accruals.
Total equity increased $2 million primarily due to net income of $50 million for the six months ended June 30, 2016 partially offset by a $46 million decrease in additional paid in capital related to the Company's repurchase of common stock and stock-based compensation activity during the first half of 2016.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013, 2014 and 2015. After giving effect to the debt refinancing transactions completed from 2013 through the first half of 2016, our outstanding indebtedness, excluding securitizations, has been reduced by approximately $593 million since the beginning of 2013. In July 2016, the Company amended its Senior Secured Credit Facility and entered into a New Term Loan B to replace the Existing Term Loan B. The New Term Loan B was issued in the amount of $1,100 million with a maturity date in July 2022. Additionally, the Company entered into a New Term Loan A in the amount of $355 million with a maturity date in July 2021. The Company used the net proceeds from the New Term Loan B and New Term Loan A, along with revolver borrowings and cash on-hand, to pay off the Existing Term Loan B of $1,858 million. Based upon our current debt projections for 2016, we expect our cash interest run rate to be reduced to approximately $170 million.
We intend to use future cash flow primarily to acquire stock under our share repurchase program, pay dividends, fund acquisitions and reduce indebtedness. In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million. Repurchases may be made at management's discretion from time to time on the open market transactions, Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. From the date of authorization through June 30, 2016, we repurchased and retired 2 million shares of common stock for $67 million at a weighted average price of $32.45 per share.
We may also from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
On August 3, 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy on its common stock and declared a cash dividend of $0.09 per share of the Company’s common stock, payable on August 31, 2016 to stockholders of record as of the close of business on August 17, 2016. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant.
We are currently experiencing a recovery in the residential real estate market due to inventory constraints and other local market dynamics. Moreover, if the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
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

Cash Flows
At June 30, 2016, we had $423 million of cash and cash equivalents, an increase of $8 million compared to the balance of $415 million at December 31, 2015. The following table summarizes our cash flows for the six months ended June 30, 2016 and 2015:

	Six Months Ended June 30,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$98	$73	$25
Investing activities	(58)	(121)	63
Financing activities	(31)	95	(126)
Effects of change in exchange rates on cash and cash equivalents	(1)	(1)	—
Net change in cash and cash equivalents	$8	$46	$(38)
For the six months ended June 30, 2016, $25 million more cash was provided by operating activities compared to the same period in 2015. The change was principally due to $26 million of additional cash provided by operating results and $72 million more cash provided due to a net decrease in relocation and trade receivables, partially offset by $54 million more cash used for accounts payable, accrued expenses and other liabilities, $7 million more cash used for other operating activities and $5 million more cash used due to an increase in other assets.
For the six months ended June 30, 2016, we used $63 million less cash for investing activities compared to the same period in 2015 primarily due to $60 million less cash used for acquisition related payments.
For the six months ended June 30, 2016, $31 million of cash was used for financing activities compared to $95 million of cash provided during the same period in 2015. For the six months ended June 30, 2016, $31 million of cash was used for:

•	repayment of $500 million to retire the 3.375% Senior Notes at maturity;

•	net repayment of $200 million of borrowings under the Revolving Credit Facility;

•	$67 million for the repurchase of our common stock;

•	$20 million of amortization payments on the term loan facilities;

•	$10 million for payments of contingent consideration; and

•	$12 million of other financing payments primarily related to interest rate swaps and capital leases;
partially offset by,

•	$750 million of proceeds from the issuance of 5.25% Senior Notes of $250 million and 4.875% Senior Notes of $500 million; and

•	a $34 million net increase in securitization obligation borrowings.
For the six months ended June 30, 2015, $95 million of cash was provided by financing activities as a result of $120 million of net securitization obligation borrowings, partially offset by $10 million of repayments of the term loan facility, $11 million of other financing related payments and $5 million for payments of contingent consideration.
Financial Obligations
Indebtedness Table
As of June 30, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$—	$ *	$—
Term Loan B	(3)	March 2020	1,858	25	1,833
Term Loan A	(4)	October 2020	424	2	422
Senior Notes	4.50%	April 2019	450	13	437
Senior Notes	5.25%	December 2021	550	6	544
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2017	269	*	269
Cartus Financing Limited (7)		August 2016	11	*	11
Total (8)			$4,062	$50	$4,012
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred asset within other assets.

(1)
As of June 30, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility. On August 2, 2016, the Company had $225 million outstanding borrowings on the Revolving Credit Facility, leaving $590 million of available capacity. The increase in outstanding borrowings compared to June 30, 2016 was a result of amending and reducing the borrowings under the Term Loan B in July 2016. See Note 12, "Subsequent Events" for a description of the transaction.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2016 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2016.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A Facility are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2016.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)
In June 2016, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2017. As of June 30, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $56 million of available capacity.

(7)
Consists of a £20 million revolving loan facility and a £5 million working capital facility. As of June 30, 2016, the Company had $33 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $22 million of available capacity.

(8)
Not included in this table, the Company had $130 million of outstanding letters of credit at June 30, 2016 under the Unsecured Letter of Credit Facility with a weighted average rate of 3.10%. In the second quarter of 2016, the Company moved outstanding letters of credit to the Unsecured Letter of Credit Facility and terminated the synthetic letter of credit facility. As a result, the Company increased the capacity under the Unsecured Letter of Credit Facility by $47 million to $135 million.

Debt Transactions
In the second quarter, the Company used $400 million of revolver borrowings and a portion of cash on hand to retire the $500 million of 3.375% Senior Notes at maturity. The Company also issued $500 million of 4.875% Senior Notes due 2023 and used the proceeds to temporarily reduce revolver borrowings.
In July 2016, the Company refinanced its existing $1,858 million Term Loan B due July 2020. The New Term Loan B was issued at par in the amount of $1,100 million with a maturity date in July 2022. Concurrently, the Company entered into a New Term Loan A in the amount of $355 million with a maturity date in July 2021 under its existing Term Loan A Facility and on terms substantially similar to its existing Term Loan A. The Company used the net proceeds from the New Term Loan B and New Term Loan A, along with revolver borrowings of $225 million and cash on-hand, to repay the Existing Term Loan B, reducing Term Loan B borrowings from $1,858 million to $1,100 million.
See Note 12, "Subsequent Events" for a detailed description of the July 2016 Refinancing of the Senior Secured Term Loan B and Entry into a New Term Loan A.
Pro forma Indebtedness Table
The following table sets forth the Company's cash and cash equivalents balance and outstanding borrowings under the Company's borrowing arrangements on a pro forma basis giving effect to the transactions described above:

	As of June 30, 2016
	Actual	As Adjusted
Cash and cash equivalents (1)	$423	$234
Senior Secured Credit Facility:
Revolving Credit Facility (2)	$—	$225
Existing Term Loan B	1,858	—
New Term Loan B	—	1,100
Term Loan A Facility:
Existing Term Loan A	424	424
New Term Loan A	—	355
4.50% Senior Notes	450	450
5.25% Senior Notes	550	550
4.875% Senior Notes	500	500
Securitization obligations:
Apple Ridge Funding LLC	269	269
Cartus Financing Limited	11	11
Total Debt	$4,062	$3,884
_______________

(1)
As adjusted cash and cash equivalents reflects proceeds of $1,100 million from the issuance of the New Term Loan B, proceeds of $355 million from the issuance of the New Term Loan A, $225 million of borrowings on the Revolving Credit Facility and $189 million of cash on hand to redeem all of the outstanding $1,858 million of the Existing Term Loan B and pay related debt issuance costs and accrued interest of $11 million.

(2)	As adjusted revolver borrowings reflect $225 million of outstanding borrowings on the Revolving Credit Facility, leaving $590 million of available capacity.
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
The senior secured leverage ratio, not to exceed 4.75 to 1.00, is tested quarterly. In this report, the Company refers to the term "Adjusted (Covenant) EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted (Covenant) EBITDA. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations.
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
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes and is our primary non-GAAP measure.
Operating EBITDA is defined by us as EBITDA before restructuring, early extinguishment of debt and legacy items and is used as a supplementary financial measure. Operating EBITDA calculated for a twelve-month period is presented because the Company believes these items do not directly affect the operating results of the Company and accordingly should be excluded in comparing operating results. Operating EBITDA does not include pro-forma adjustments for business optimization initiatives and acquisitions or non-cash adjustments such as stock-based compensation expense, used to calculate Adjusted (Covenant) EBITDA in the Senior Secured Credit Facility and the Term Loan A Facility senior secured leverage ratio.
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
A reconciliation of net income attributable to Realogy Group to EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA for the twelve months ended June 30, 2016 are set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2015	June 30, 2015	December 31, 2015	June 30, 2016	June 30, 2016
Net income attributable to Realogy Group (a)	$184	$65	$119	$50	$169
Income tax expense	110	42	68	40	108
Income before income taxes	294	107	187	90	277
Interest expense, net	231	118	113	132	245
Depreciation and amortization	201	98	103	96	199
EBITDA (b)	726	323	403	318	721
EBITDA adjustments:
Restructuring costs					31
Former parent legacy benefit, net					(13)
Loss on the early extinguishment of debt					48
Operating EBITDA					787
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)					36
Non-cash charges (d)					41
Pro forma effect of acquisitions and new franchisees (e)					9
Incremental securitization interest costs (f)					4
Adjusted (Covenant) EBITDA					$877
Total senior secured net debt (g)					$1,947
Senior secured leverage ratio					2.22	x

_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $110 million for the third quarter of 2015, (ii) income of $9 million for the fourth quarter of 2015, (iii) a loss of $42 million for the first quarter of 2016 and (iv) income of $92 million for the second quarter of 2016.

(b)
EBITDA consists of: (i) $309 million for the third quarter of 2015, (ii) $94 million for the fourth quarter of 2015, (iii) $55 million for the first quarter of 2016 and (iv) $263 million for the second quarter of 2016.

(c)	Represents the twelve-month pro forma effect of business optimization initiatives.

(d)
Represents the elimination of non-cash expenses, including $56 million of stock-based compensation expense less $10 million for the change in the allowance for doubtful accounts and notes reserves and $5 million of foreign exchange benefit from July 1, 2015 through June 30, 2016.

(e)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on July 1, 2015. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales associate recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2015.

(f)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2016.

(g)
Represents total borrowings under the Senior Secured Credit Facility and borrowings secured by a first priority lien on our assets of $2,282 million plus $27 million of capital lease obligations less $362 million of readily available cash as of June 30, 2016. Pursuant to the terms of our Senior Secured Credit Facility and Term Loan A Facility, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

Set forth in the table below is a reconciliation of net income attributable to Realogy to EBITDA and Operating EBITDA for the three-month periods ended June 30, 2016 and 2015:

	Three Months Ended
	June 30, 2016	June 30, 2015
Net income attributable to Realogy	$92	$97
Income tax expense	64	66
Income before income taxes	156	163
Interest expense, net	59	50
Depreciation and amortization	48	52
EBITDA	263	265
EBITDA adjustments:
Restructuring costs	12	—
Former parent legacy benefit, net	—	(1)
Operating EBITDA	$275	$264
Contractual Obligations
See "Financial Obligations" for a description of the Company's recent debt transactions. All other future contractual obligations as of June 30, 2016 have not changed materially from the amounts reported in our 2015 Form 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2016, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2016, we had variable interest rate long-term debt from our outstanding term loans of $2,282 million, which excludes $280 million of securitization obligations.  The weighted average interest rate on the outstanding term loans at June 30, 2016 was 3.51%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). The interest rate with respect to term loans under the Term Loan A Facility is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2016 senior secured leverage ratio, the LIBOR margin was 2.00%. At June 30, 2016 the one-month LIBOR rate was 0.47%; therefore we have estimated that a 0.25% increase in LIBOR would have a $1 million impact on our annual interest expense.
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
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of$82 million at June 30, 2016.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $12 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2016 and for the three and six-month periods ended June 30, 2016 and 2015 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated August 4, 2016, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Strader, et al. and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements that are prohibited by RESPA.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. On April 5, 2016, the court granted defendants' motion to dismiss with leave for the plaintiffs to amend their complaint. Plaintiffs filed a second amended complaint on April 21, 2016, and a third amended complaint on May 12, 2016.  On May 26, 2016 we filed a motion to dismiss the third amended complaint.  The Court has not yet decided that motion.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. Repurchases may be made at management's discretion from time to time on the open market transactions, Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended June 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
May 1-31, 2016	975,000	$31.41	975,000	$210,925,250
June 1-30, 2016	75,000	$32.72	75,000	$208,471,250
Item 5.    Other Information.
On August 1, 2016, Matthew Espe was appointed to the Board of Directors (the “Board”) of Realogy Holdings Corp. (“Realogy Holdings”) and the Board of Managers of Realogy Holdings' indirect wholly owned subsidiary, Realogy Group LLC.
Mr. Espe has been determined by the Board to be an independent director for purposes of the listing standards of The New York Stock Exchange. With Mr. Espe’s appointment, the Realogy Holdings Board now consists of ten directors, eight of whom are independent directors.
Mr. Espe, age 58, most recently served as the president and chief executive officer of Armstrong World Industries, Inc., a publicly traded global producer of flooring products and ceiling systems, from July 2010 until March 2015 when Armstrong split into two companies. Before joining Armstrong, he was chairman and chief executive officer of Ricoh Americas. Prior to that role, Mr. Espe was chairman of the board of directors and chief executive officer of IKON Office Solutions, Inc. from 2002 to 2008. Mr. Espe began his career at General Electric Company. He was with GE for more than 20 years, where he served in various leadership roles in Europe, Asia and the United States, last as president and chief executive officer of GE Lighting.
The Realogy Holdings Board has not yet determined the committee or committees of the Board on which Mr. Espe will serve.

Mr. Espe will receive compensation for his service as a Realogy Holdings director in accordance with the Realogy Holdings' director compensation guidelines set forth in the Company’s annual proxy statement and Item 5 of Part II of Realogy Holdings’ Form 10-Q for the three months ended March 31, 2016.
There have been no transactions and there are no currently proposed transactions in which the Realogy Holdings or Realogy Group was or is to be a participant and in which Mr. Espe had or will have a direct or indirect material interest that requires disclosure pursuant to Item 404(a) of Regulation S-K.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 4, 2016
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 4, 2016
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1
Indenture, dated as of June 1, 2016, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 4.875% Senior Notes due 2023 (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2016).

10.1
Amendment to Note Purchase Agreement, dated as of June 1, 2016, among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the Managing Agents, Committed Purchasers and Conduit Purchasers, and Crédit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2016).

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