Form 10-Q
period 2016-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2016-11-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 142,630,189 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of November 2, 2016.
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

•
competition for more productive agents and manager talent may continue to impact the ability of our company owned brokerage business and our affiliated franchisees to attract and retain independent sales associates, either individually or as members of a team, at commission split rates currently paid by our company owned brokerages and our affiliated franchisees;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees at current net effective royalty rates, or to realize royalty revenue growth from them;

•
our inability to renew existing franchise agreements at current net effective royalty rates or without increasing the amount and prevalence of non-standard incentives, or to maintain or enhance our value proposition to franchisees, including but not limited to our ability to successfully develop, license and scale our ZAPSM technology to our franchisees;

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

•
our inability to realize the benefits from acquisitions due to the loss of key personnel or productive agents of the acquired companies, as well as the possibility that expected benefits and synergies of the transactions may not be achieved in a timely manner or at all;

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

•
risks that could materially adversely impact our equity investment in PHH Home Loans LLC, our joint venture with PHH Corporation ("PHH") including increases in mortgage rates, the impact of joint venture operational or liquidity risks, regulatory changes, litigation, investigations and inquiries and termination of the venture;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2016 and September 30, 2015 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements which included a paragraph that described the change in the manner of accounting for the presentation of debt issuance costs and the balance sheet classification of deferred taxes in 2015 and retrospectively for prior years. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 4, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three and nine-month periods ended September 30, 2016 and September 30, 2015 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2016 and September 30, 2015. These interim financial statements are the responsibility of the Company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America applicable to reviews of interim financial information. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States) or in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2015, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2016, we expressed an unqualified opinion on those consolidated financial statements which included a paragraph that described the change in the manner of accounting for the presentation of debt issuance costs and the balance sheet classification of deferred taxes in 2015 and retrospectively for prior years. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of December 31, 2015, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
November 4, 2016

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues
Gross commission income	$1,211	$1,251	$3,288	$3,310
Service revenue	273	265	715	664
Franchise fees	107	103	280	269
Other	53	49	157	138
Net revenues	1,644	1,668	4,440	4,381
Expenses
Commission and other agent-related costs	834	855	2,256	2,262
Operating	400	381	1,158	1,089
Marketing	58	56	181	171
General and administrative	78	85	234	255
Former parent legacy costs (benefit), net	—	(14)	1	(15)
Restructuring costs	9	—	30	—
Depreciation and amortization	53	55	149	153
Interest expense, net	37	70	169	188
Other income, net	(1)	(2)	(1)	(3)
Total expenses	1,468	1,486	4,177	4,100
Income before income taxes, equity in earnings and noncontrolling interests	176	182	263	281
Income tax expense	74	74	114	116
Equity in earnings of unconsolidated entities	(5)	(4)	(10)	(13)
Net income	107	112	159	178
Less: Net income attributable to noncontrolling interests	(1)	(2)	(3)	(3)
Net income attributable to Realogy Holdings and Realogy Group	$106	$110	$156	$175

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.74	$0.75	$1.07	$1.19
Diluted earnings per share	$0.73	$0.74	$1.06	$1.18
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	144.0	146.6	145.4	146.5
Diluted	145.1	148.1	146.6	148.0

Cash dividends declared per share (beginning in August 2016)	$0.09	$—	$0.09	$—

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$107	$112	$159	$178
Currency translation adjustment	—	(3)	(3)	(3)
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	1	1	1
Other comprehensive loss, before tax	—	(2)	(2)	(2)
Income tax expense related to items of other comprehensive income	1	1	1	1
Other comprehensive loss, net of tax	(1)	(3)	(3)	(3)
Comprehensive income	106	109	156	175
Less: comprehensive income attributable to noncontrolling interests	(1)	(2)	(3)	(3)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$105	$107	$153	$172

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2016	December 31, 2015

ASSETS
Current assets:
Cash and cash equivalents	$224	$415
Trade receivables (net of allowance for doubtful accounts of $14 and $20)	172	141
Relocation receivables	290	279
Other current assets	140	126
Total current assets	826	961
Property and equipment, net	254	254
Goodwill	3,690	3,618
Trademarks	748	745
Franchise agreements, net	1,378	1,428
Other intangibles, net	326	316
Other non-current assets	233	209
Total assets	$7,455	$7,531
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$142	$139
Securitization obligations	255	247
Due to former parent	31	31
Current portion of long-term debt	197	740
Accrued expenses and other current liabilities	431	448
Total current liabilities	1,056	1,605
Long-term debt	3,273	2,962
Deferred income taxes	365	267
Other non-current liabilities	293	275
Total liabilities	4,987	5,109
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2016 and December 31, 2015	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 142,623,095 shares outstanding at September 30, 2016 and 146,746,537 shares outstanding at December 31, 2015	1	1
Additional paid-in capital	5,621	5,733
Accumulated deficit	(3,119)	(3,280)
Accumulated other comprehensive loss	(39)	(36)
Total stockholders' equity	2,464	2,418
Noncontrolling interests	4	4
Total equity	2,468	2,422
Total liabilities and equity	$7,455	$7,531

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2016	2015
Operating Activities
Net income	$159	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	153
Deferred income taxes	98	100
Amortization of deferred financing costs and discount	12	13
Equity in earnings of unconsolidated entities	(10)	(13)
Stock-based compensation	39	40
Mark-to-market adjustments on derivatives	39	26
Other adjustments to net income	(4)	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(29)	(56)
Relocation receivables	(14)	(54)
Other assets	(20)	(24)
Accounts payable, accrued expenses and other liabilities	(5)	52
Due to former parent	1	(19)
Dividends received from unconsolidated entities	5	7
Other, net	(9)	—
Net cash provided by operating activities	411	400
Investing Activities
Property and equipment additions	(61)	(60)
Payments for acquisitions, net of cash acquired	(95)	(111)
Change in restricted cash	(2)	1
Other, net	(5)	(1)
Net cash used in investing activities	(163)	(171)
Financing Activities
Net change in revolving credit facility	(45)	—
Proceeds from issuance of Term Loan A-1	355	—
Repayment of amended Term Loan B facility	(758)	—
Repayments of term loan facilities	(31)	(14)
Proceeds from issuance of Senior Notes	750	—
Redemption of Senior Notes	(500)	—
Net change in securitization obligations	9	67
Debt issuance costs	(15)	(1)
Repurchase of common stock	(134)	—
Dividends paid on common stock	(13)	—
Proceeds from exercise of stock options	1	3
Taxes paid related to net share settlement for stock-based compensation	(6)	(5)
Payments of contingent consideration related to acquisitions	(23)	(5)
Other, net	(28)	(18)
Net cash (used in) provided by financing activities	(438)	27
Effect of changes in exchange rates on cash and cash equivalents	(1)	(2)
Net (decrease) increase in cash and cash equivalents	(191)	254
Cash and cash equivalents, beginning of period	415	313
Cash and cash equivalents, end of period	$224	$567
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $5 and $4 for the periods presented)	$117	$165
Income tax payments, net	13	10

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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of September 30, 2016 and the results of operations and comprehensive income for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2015 included in the Annual Report on Form 10-K for the year ended December 31, 2015.
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
The Company measures financial instruments at fair value on a recurring basis and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level I, II or III assets or liabilities during the nine months ended September 30, 2016.
The following table summarizes fair value measurements by level at September 30, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$71	$—	$71
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	53	53
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2015	$59
Additions: contingent consideration related to acquisitions completed during the period	19
Reductions: payments of contingent consideration (reflected in the financing section of the Consolidated Statement of Cash Flows)	(23)
Changes in fair value (reflected in the Consolidated Statement of Operations)	(2)
Fair value of contingent consideration at September 30, 2016	$53

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2016		December 31, 2015
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$155	$155	$200	$200
Term Loan B	1,097	1,103	1,867	1,849
Term Loan A Facility:
Term Loan A	419	418	435	426
Term Loan A-1	353	352	—	—
3.375% Senior Notes	—	—	500	500
4.50% Senior Notes	450	469	450	464
5.25% Senior Notes	550	577	300	308
4.875% Senior Notes	500	509	—	—
Securitization obligations	255	255	247	247
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans
The Company owns 49.9% of PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage.
In connection with the joint venture, the Company recorded equity earnings related to its investment in PHH Home Loans of $4 million and $3 million for the three months ended September 30, 2016 and September 30, 2015, respectively, and $7 million and $11 million for the nine months ended September 30, 2016 and September 30, 2015, respectively. The Company received $3 million in cash dividends from PHH Home Loans during the nine months ended September 30, 2016 compared to $5 million in cash dividends during the same period in 2015. The Company's investment in PHH Home Loans is $63 million at September 30, 2016 and $58 million at December 31, 2015.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was an expense of $74 million for both of the three months ended September 30, 2016 and September 30, 2015 and $114 million and $116 million for the nine months ended September 30, 2016 and September 30, 2015, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, Canadian Dollar and British Pound. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2016, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $35 million. As of December 31, 2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $33 million.

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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swap contracts	Other non-current liabilities	$71	$47
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2016	2015	2016	2015
Interest rate swap contracts	Interest expense	$(5)	$16	$40	$27
Foreign exchange contracts	Operating expense	(1)	—	(1)	(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $10 million and $8 million at September 30, 2016 and December 31, 2015, respectively, and are included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the nine months ended September 30, 2016 and September 30, 2015 included capital lease additions of $10 million and $13 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
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
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. From the date of authorization through September 30, 2016, the Company repurchased and retired 4.5 million shares of common stock for $134 million at a weighted average market price of $29.49 per share.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy on its common stock. The Board declared a cash dividend of $0.09 per share of the Company’s common stock, paid on August 31, 2016 to stockholders of record as of the close of business on August 17, 2016.

The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreements, and the indentures governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant.
Pursuant to the Company’s policy, the dividends payable in cash are treated as a reduction of additional paid-in capital since the Company is currently in a retained deficit position.
Recently Adopted Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") —Improvements to Employee Share-Based Payment Accounting, amending guidance related to employee share-based payment accounting. The Company elected to early adopt this ASU in the third quarter of 2016 using a modified retrospective approach, effective as if adopted the first day of the fiscal year, January 1, 2016. Adoption of the new guidance resulted in the following:

•
The new ASU requires all income tax effects of awards to be recognized in the income statement when the awards vest or are settled and will be applied on a prospective basis. Any excess tax benefits that were not previously recognized because the related tax deduction had not reduced current taxes payable are to be recorded on a modified retrospective basis through a cumulative effect adjustment to retained earnings as of the beginning of the period in which the new guidance is adopted. The Company recorded a cumulative increase of $5 million to its January 1, 2016 accumulated deficit balance with a corresponding decrease in deferred tax liabilities related to the prior years' unrecognized excess tax benefits.

•
Furthermore, the guidance requires that income taxes paid by the Company related to the net share settlement for stock-based compensation be presented as a financing activity on the statement of cash flows and requires retrospective application. The Company applied this cash flow presentation change which resulted in the reclassification of $6 million and $5 million of taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities during the nine months ended September 30, 2016 and 2015, respectively.

•
In addition, the Company elected to account for forfeitures on share-based payment awards in compensation cost as they occur as opposed to estimating forfeitures. The cumulative impact for the forfeiture change was immaterial and was recorded as a decrease to the January 1, 2016 accumulated deficit balance. The current year impact for the change was immaterial and was recognized in the third quarter of 2016.

Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In August 2016, the FASB issued a new standard on classification of cash receipts and payments on the statement of cash flows intending to reduce diversity in practice on how certain transactions are classified. The new standard is effective for annual periods beginning after December 15, 2017 and will require a retrospective application at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.
In February 2016, the FASB issued its new standard on leases which requires virtually all leases to be recognized on the balance sheet. Lessees will recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements.

In May 2014, the FASB issued a standard on revenue recognition that will impact most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard in the first quarter of 2018 but has not yet determined the method by which the standard will be adopted. The Company does not expect the new standard to have a material impact on the financial results of the Company as the majority of our revenue is recognized at the completion of a homesale transaction which will not be impacted by this new revenue recognition guidance. The Company is currently evaluating the impact of the standard on other revenue streams.

2.	ACQUISITIONS
2016 Acquisitions
During the nine months ended September 30, 2016, the Company acquired nine real estate brokerage and property management operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $74 million and established $9 million of contingent consideration. These acquisitions resulted in goodwill of $52 million, customer relationships of $20 million, pendings and listings of $6 million, other intangible assets of $3 million, other assets of $4 million and other liabilities of $2 million.
During the nine months ended September 30, 2016, the Company acquired one title and settlement operation through its wholly owned subsidiary, TRG, for cash consideration of $24 million and established $10 million of contingent consideration. This acquisition resulted in goodwill of $20 million, title plant of $7 million, pendings of $5 million, trademarks of $3 million, other intangible assets of $2 million, other assets of $6 million and other liabilities of $9 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2015	$3,315	$999	$641	$449	$5,404
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2015	2,292	841	360	125	3,618
Goodwill acquired	—	52	—	20	72
Balance at September 30, 2016	$2,292	$893	$360	$145	$3,690

Intangible assets are as follows:

	As of September 30, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$641	$1,378	$2,019	$591	$1,428
Indefinite life—Trademarks (b)	$748		$748	$745		$745
Other Intangibles
Amortizable—License agreements (c)	$45	$9	$36	$45	$8	$37
Amortizable—Customer relationships (d)	550	304	246	530	284	246
Indefinite life—Title plant shares (e)	18		18	11		11
Amortizable—Pendings and listings (f)	10	5	5	3	1	2
Amortizable—Other (g)	36	15	21	31	11	20
Total Other Intangibles	$659	$333	$326	$620	$304	$316
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

(d)
Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment, the Real Estate Franchise Services segment and our Company Owned Real Estate Brokerage Services segment. These relationships are being amortized over a period of 2 to 20 years.

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Franchise agreements	$16	$17	$50	$50
License agreements	—	—	1	1
Customer relationships	7	7	20	21
Pendings and listings	7	8	9	14
Other	1	1	4	4
Total	$31	$33	$84	$90
Based on the Company’s amortizable intangible assets as of September 30, 2016, the Company expects related amortization expense for the remainder of 2016, the four succeeding years and thereafter to be approximately $27 million, $102 million, $97 million, $96 million, $94 million and $1,270 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2016	December 31, 2015
Accrued payroll and related employee costs	$111	$140
Accrued volume incentives	33	34
Accrued commissions	38	29
Restructuring accruals	11	9
Deferred income	65	73
Accrued interest	32	13
Contingent consideration for acquisitions	27	27
Other	114	123
Total accrued expenses and other current liabilities	$431	$448
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2016	December 31, 2015
Senior Secured Credit Facility:
Revolving Credit Facility	$155	$200
Term Loan B	1,071	1,839
Term Loan A Facility:
Term Loan A	417	433
Term Loan A-1	349	—
3.375% Senior Notes	—	499
4.50% Senior Notes	438	434
5.25% Senior Notes	545	297
4.875% Senior Notes	495	—
Total Short-Term & Long-Term Debt	$3,470	$3,702
Securitization obligations:
Apple Ridge Funding LLC	$240	$238
Cartus Financing Limited	15	9
Total securitization obligations	$255	$247
Indebtedness Table
As of September 30, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$155	$ *	$155
Term Loan B	(3)	July 2022	1,097	26	1,071
Term Loan A Facility:
Term Loan A	(4)	October 2020	419	2	417
Term Loan A-1	(5)	July 2021	353	4	349
Senior Notes	4.50%	April 2019	450	12	438
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	5	495
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2017	240	*	240
Cartus Financing Limited (8)		October 2016	15	*	15
Total (9)			$3,779	$54	$3,725

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of September 30, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility, leaving $660 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. On November 2, 2016, the Company had $115 million outstanding borrowings on the Revolving Credit Facility, leaving $700 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2016 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2016.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2016.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2016.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)
In June 2016, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2017. As of September 30, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $85 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2016, the Company had $19 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $4 million of available capacity. In October 2016, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2017.

(9)
Not included in this table, the Company had $128 million of outstanding letters of credit at September 30, 2016 under the Unsecured Letter of Credit Facility with a weighted average rate of 3.10%. In the second quarter of 2016, the Company moved outstanding letters of credit to the Unsecured Letter of Credit Facility and terminated the synthetic letter of credit facility. As a result, the Company increased the capacity under the Unsecured Letter of Credit Facility by $47 million to $135 million.

Maturities Table
As of September 30, 2016, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2016 and each of the next four years is as follows:

Year	Amount
Remaining 2016 (a)	$165
2017	42
2018	57
2019	527
2020	357
_______________

(a)
Outstanding borrowings of $155 million under the Company's revolving credit facility expire in October 2020, but are classified on the balance sheet as current due to the revolving nature of the facility.

The remaining 2016 portion of long-term debt consists of remaining 2016 quarterly amortization payments totaling $5 million, $2 million and $3 million for the Term Loan A, Term Loan A-1 and Term Loan B facilities, respectively. The current portion of long-term debt of $197 million shown on the balance sheet consists of four quarters of amortization payments totaling $22 million, $9 million and $11 million for the Term Loan A, Term Loan A-1 and Term Loan B facilities, respectively, as well as $155 million of revolver borrowings under the revolving credit facility which expires in October 2020.
Senior Secured Credit Facility
In July 2016, the Company entered into a third amendment to the senior secured credit agreement (the "Amended and Restated Credit Agreement"). The third amendment replaced the existing $1,858 million Term Loan B due March 2020 with a new $1,100 million Term Loan B due July 20, 2022. In addition, the Company entered into a First Amendment to the Term Loan A Agreement under which the Company borrowed a new tranche of term loans under its Term Loan A Facility ("Term Loan A-1") in the amount of $355 million with a maturity date in July 2021 (see "Term Loan A Facility" section below for more information on the issuance of the Term Loan A-1). The majority of the financing costs incurred for these transactions were deferred over the life of the agreement in accordance with debt modification accounting guidance.
In October 2015, Realogy Group entered into a second amendment to the senior secured credit agreement. The second amendment provided for a five-year, $815 million revolving credit facility and included a $125 million letter of credit sub-facility. In the second quarter of 2016, the Company moved outstanding letters of credit to the Unsecured Letter of Credit Facility and terminated the synthetic letter of credit facility. See the "Other Debt Facilities" section below for more information. The Amended and Restated Credit Agreement provides for:

(a)
a Term Loan B issued in the aggregate principal amount of $1,100 million with a maturity date of July 2022. The Term Loan B has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at Realogy Group's option, adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or ABR plus 2.00% (with an ABR floor of 1.75%); and

(b)
an $815 million Revolving Credit Facility with a maturity date of October 23, 2020, which includes (i) a $125 million letter of credit subfacility and (ii) a swingline loan subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00, and pursuant to the second amendment discussed above, the leverage ratio is tested quarterly, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. In this report, the Company refers to the term "Adjusted (Covenant) EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted (Covenant) EBITDA. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At September 30, 2016, Realogy Group’s senior secured leverage ratio was 2.18 to 1.00.

Term Loan A Facility
In October 2015, Realogy Group entered into the Term Loan A senior secured credit agreement. The Term Loan A Agreement provides for a five-year, $435 million loan issued at par with a maturity date of October 23, 2020 (the “Term Loan A”) and has terms substantially similar to the Amended and Restated Credit Agreement. The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling the amount per annum equal to the following percentages of the original principal amount of the Term Loan A: 5%, 5%, 7.5%, 10.0% and 12.5% for amortizations payable in 2016, 2017, 2018, 2019 and 2020, with the balance payable upon the final maturity date. The interest rates with respect to term loans under the Term Loan A are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00	2.00%	1.00%
In July 2016, Realogy Group entered into a first amendment to the Term Loan A senior secured credit agreement. Under the amendment, the Company issued the Term Loan A-1 in the amount of $355 million with a maturity date in July 2021 under its existing Term Loan A Facility and on terms substantially similar to its existing Term Loan A. The Term Loan A-1 provides for quarterly amortization payments totaling 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, which commenced September 30, 2016 continuing through June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of September 30, 2016, $128 million of the Facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2016, Realogy Group extended the program until June 2017. The program has a capacity of $325 million. At September 30, 2016, Realogy Group has $240 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility, both of which expire on October 31, 2016. In October 2016, Realogy Group extended the facility to August 2017. There are $15 million of outstanding borrowings on the facilities at September 30, 2016. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $282 million and $281 million of underlying relocation receivables and other related relocation assets at September 30, 2016 and December 31, 2015, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $2 million and $5 million for the three and nine months ended September 30, 2016, respectively and $1 million and $4 million for the three and nine months ended September 30, 2015, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.5% and 2.0% for the nine months ended September 30, 2016 and 2015, respectively.

6.	RESTRUCTURING COSTS
The restructuring charge for the three and nine months ended September 30, 2016 was $9 million and $30 million, respectively. The components of the restructuring charges for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Personnel-related costs (1)	$6	$—	$17	$—
Facility-related costs (2)	2	—	7	—
Accelerated depreciation on asset disposals	1	—	1	—
Other restructuring costs (3)	—	—	5	—
Total restructuring charges	$9	$—	$30	$—
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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

Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. In the second quarter of 2016, the Company expanded the scope of restructuring activities in order to realign the Company Owned Real Estate Brokerage Services back office administration and support functions across the country. As a result of this realignment, the expected costs of activities undertaken in connection with the restructuring plan are expected to be largely incurred by mid-2017.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Accelerated depreciation on asset disposal	Other restructuring costs	Total
Balance at December 31, 2015	$3	$3	$—	$3	$9
Restructuring charges	17	7	1	5	30
Costs paid or otherwise settled	(14)	(4)	(1)	(8)	(27)
Balance at September 30, 2016	$6	$6	$—	$—	$12

The following table shows the total restructuring costs expected to be incurred by type of cost for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$42	$20	$22
Facility-related costs	14	10	4
Accelerated depreciation related to asset disposals	2	1	1
Other restructuring costs	11	9	2
Total	$69	$40	$29
The following table shows the total restructuring costs expected to be incurred by reportable segment for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$5	$4	$1
Company Owned Real Estate Brokerage Services	45	20	25
Relocation Services	5	5	—
Title and Settlement Services	1	1	—
Corporate and Other	13	10	3
Total	$69	$40	$29

7.	STOCK-BASED COMPENSATION
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
Awards granted under the Amended and Restated 2012 LTIP utilizing the additional 9.8 million share reserve, except options and stock appreciation rights, must be counted against the foregoing share limit on a 2.22 share to one basis for each share actually granted in connection with such award. As of September 30, 2016, the total number of shares available for future grants under the Amended and Restated 2012 LTIP was 7.9 million shares. The Company does not expect to issue any additional awards under the 2007 Stock Incentive Plan.
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
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy on its common stock. The Board declared a cash dividend of $0.09 per share of the Company’s common stock per quarter. When payment of cash dividends occurs, the Company issues dividend equivalent units ("DEUs") to eligible holders of outstanding RSUs and PSUs. The number of DEUs granted for each RSU or PSU is calculated by dividing the amount of the cash dividend on the number of shares covered by the RSU or PSU at the time of the related dividend record date by the closing price of the Company's stock on the related dividend payment date. The DEUs are subject to the same vesting requirements, settlement provisions, and other terms and conditions as the original award to which they relate. The issuance of DEUs have an immaterial impact on the Company's stock-based compensation activity.
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

2016 RTSR PSU
Grant date fair value	$28.16
Expected volatility	28.1%
Volatility of XHB	19.4%
Correlation coefficient	0.58
Risk-free interest rate	0.9%
Dividend yield	—
A summary of RSU activity for the nine months ended September 30, 2016 is presented below (number of shares in millions):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	1.02	$46.36
Granted	0.94	32.34
Vested (a)	(0.48)	46.08
Forfeited	(0.04)	37.80
Unvested at September 30, 2016	1.44	$37.56
______________

(a)	The total fair value of RSUs which vested during the nine months ended September 30, 2016 was $22 million.
A summary of PSU activity for the nine months ended September 30, 2016 is presented below (number of shares in millions):

	Performance Share Units (a)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	0.86	$44.97
Granted	0.64	32.05
Vested (b)	(0.03)	46.45
Forfeited	—	—
Unvested at September 30, 2016	1.47	$39.33
______________

(a)	The PSU amounts in the table are shown at the target amount of the award.

(b)	The total fair value of PSUs which vested during the nine months ended September 30, 2016 was $1 million.

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

2016 Options
Grant date fair value	$10.97
Expected volatility	31.7%
Expected term (years)	6.25
Risk-free interest rate	1.3%
Dividend yield	—
A summary of stock option unit activity for the nine months ended September 30, 2016 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3.15	$31.42
Granted	0.30	32.63
Exercised (a) (b)	(0.07)	20.32
Forfeited/Expired	(0.02)	34.04
Outstanding at September 30, 2016 (c)	3.36	$31.74
______________

(a)	The intrinsic value of options exercised during the nine months ended September 30, 2016 was $1 million.

(b)	Cash received from options exercised during the nine months ended September 30, 2016 was $1 million.

(c)	Options outstanding at September 30, 2016 have an intrinsic value of $7 million and have a weighted average remaining contractual life of 6.2 years.
Stock-Based Compensation Expense
As of September 30, 2016, based on current performance achievement expectations, there was $47 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.2 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $14 million and $39 million for the three and nine months ended September 30, 2016, respectively, and $14 million and $40 million for the three and nine months ended September 30, 2015, respectively.
In the third quarter of 2016, the Company early adopted ASU "Improvements to Employee Share-Based Payment Accounting" permitting the Company to elect to account for forfeitures on share-based payment awards in compensation cost as they occur as opposed to estimating forfeitures. See Note 1 "Basis of Presentation" for further information on the adoption of this new standard.

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
The due to former parent balance was $31 million at September 30, 2016 and December 31, 2015. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2016	2015	2016	2015
Net income attributable to Realogy Holdings shareholders	$106	$110	$156	$175
Basic weighted average shares	144.0	146.6	145.4	146.5
Stock options, restricted stock, restricted stock units and performance share units (a)	1.1	1.5	1.2	1.5
Weighted average diluted shares	145.1	148.1	146.6	148.0
Earnings Per Share:
Basic	$0.74	$0.75	$1.07	$1.19
Diluted	$0.73	$0.74	$1.06	$1.18
_______________

(a)
The three and nine months ended September 30, 2016 respectively exclude 5.2 million and 5.1 million shares of common stock issuable for incentive equity awards, which include performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation. The three and nine months ended September 30, 2015 respectively exclude 3.6 million and 3.7 million shares of common stock issuable for incentive equity awards, which include performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.

In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. From the date of authorization through September 30, 2016, the Company repurchased and retired 4.5 million shares of common stock for $134 million at a weighted average market price of $29.49 per share. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

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

•
that residential real estate sales associates engaged by NRT—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against NRT for breach of contract, wage and hour classification claims, wrongful discharge, unemployment and workers' compensation and could obtain benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees;

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

•
concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent or concerning other title defects or settlement errors; and

•	concerning information security and cyber crime.
Real Estate Business Litigation
Strader, et al. and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. On April 5, 2016, the court granted defendants' motion to dismiss with leave for the plaintiffs to amend their complaint. Plaintiffs filed a second amended complaint on April 21, 2016, and a third amended complaint on May 12, 2016.  Defendants filed a motion to dismiss the third amended complaint. The Court denied the motion on October 6, 2016, without prejudice to defendants’ ability to move for summary judgment after discovery. The parties are proceeding with discovery.
The case raises significant claims and rests in part on certain interpretations of RESPA by the Consumer Financial Protection Bureau ("CFPB"), which are the subject of pending industry litigation in various jurisdictions. As with all class action litigation, the case is inherently complex and subject to many uncertainties.  We believe that we and the joint venture have complied with RESPA, the regulations promulgated thereunder and existing regulatory guidance. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies.  Given the early stage of this case and the novel claims and issues presented, we cannot estimate a range of reasonably potential losses for this litigation.  The Company will vigorously defend this action.
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, wage and hour classification claims, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at September 30, 2016 and December 31, 2015. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $449 million at September 30, 2016 and $308 million at December 31, 2015. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Real Estate Franchise Services	$215	$214	$593	$578
Company Owned Real Estate Brokerage Services	1,231	1,267	3,340	3,352
Relocation Services	116	124	308	317
Title and Settlement Services	164	147	424	362
Corporate and Other (c)	(82)	(84)	(225)	(228)
Total Company	$1,644	$1,668	$4,440	$4,381
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $82 million and $225 million for the three and nine months ended September 30, 2016, respectively, and $84 million and $228 million for the three and nine months ended September 30, 2015, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $12 million and $33 million for the three and nine months ended September 30, 2016, respectively, and $16 million and $39 million for the three and nine months ended September 30, 2015, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2016 (a)	2015 (b)	2016 (c)	2015 (d)
Real Estate Franchise Services	$153	$152	$394	$384
Company Owned Real Estate Brokerage Services	74	96	131	177
Relocation Services	40	47	74	83
Title and Settlement Services	23	20	49	37
Corporate and Other (e)	(20)	(6)	(60)	(49)
Total Company	$270	$309	$588	$632
Less:
Depreciation and amortization	$53	$55	$149	$153
Interest expense, net	37	70	169	188
Income tax expense	74	74	114	116
Net income attributable to Realogy Holdings and Realogy Group	$106	$110	$156	$175
_______________

(a)
Includes $9 million of restructuring charges as follows: $1 million in the Real Estate Franchise Services segment, $6 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $1 million in Title and Settlement Services segment for the three months ended September 30, 2016.

(b)	Includes a net benefit of $14 million of former parent legacy items for the three months ended September 30, 2015.

(c)
Includes $30 million of restructuring charges as follows: $4 million in the Real Estate Franchise Services segment, $15 million in the Company Owned Real Estate Brokerage Services segment, $4 million in the Relocation Services segment, $1 million in Title and Settlement Services segment and $6 million in Corporate and Other, and a net cost of $1 million of former parent legacy items included in Corporate and Other for the nine months ended September 30, 2016.

(d)	Includes a net benefit of $15 million of former parent legacy items for the nine months ended September 30, 2015.

(e)	Includes the elimination of transactions between segments.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2016, our franchise systems had approximately 13,650 franchised and company owned offices and approximately 268,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 110 other countries and territories around the world, which included approximately 800 of our company owned and operated brokerage offices with approximately 48,000 independent sales associates. Our wholly-owned subsidiary, ZapLabs is a developer of a proprietary technology platform for real estate brokerages, independent sales associates and customers. Through the first nine months of 2016, we have rolled out ZapLabs' comprehensive, integrated ZAPSM technology platform to approximately 1,200 of our approximately 2,600 franchisees and, consistent with our previously disclosed plan, anticipate rolling this product out to a broader franchisee base over the next two years. We believe the ZAP technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers.

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

RECENT DEVELOPMENTS
Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. In the second quarter of 2016, the Company expanded the scope of restructuring activities in order to realign the Company Owned Real Estate Brokerage Services back office administration and support functions across the country. As a result of this realignment, the expected costs of activities undertaken in connection with the restructuring plan are expected to be largely completed by mid-2017. Total expected restructuring costs of approximately $69 million are currently anticipated to be incurred.

Cost savings related to the restructuring initiatives are estimated to be approximately $60 million on an annual run rate basis with approximately $30 million of those cost savings expected to be realized in 2016. The $60 million of estimated cost savings is expected to be realized on an annual run rate basis by each reportable segment as follows: $5 million at RFG, $44 million at NRT, $8 million at Cartus, $1 million at TRG and $2 million at Corporate.
The following table reflects the total amount of restructuring costs expected to be incurred for the business optimization initiative by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
RFG	$5	$4	$1
NRT	45	20	25
Cartus	5	5	—
TRG	1	1	—
Corporate and Other	13	10	3
Total	$69	$40	$29
Share Repurchase Plan
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. From the date of authorization through September 30, 2016, the Company repurchased and retired 4.5 million shares of common stock for $134 million at a weighted average market price of $29.49 per share.
Cash Dividends
On August 3, 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy on its common stock. The Company paid a $0.09 per share dividend on August 31, 2016 and the Board declared a cash dividend of $0.09 per share of the Company’s common stock to be paid on December 1, 2016, to stockholders of record as of the close of business on November 17, 2016.
Debt Transactions
In July 2016, the Company refinanced its existing $1,858 million Term Loan B due July 2020. The new Term Loan B was issued at par in the amount of $1,100 million with a maturity date in July 2022. Concurrently, the Company borrowed a new tranche of term loans under its Term Loan A Facility ("Term Loan A-1") in the amount of $355 million with a maturity date in July 2021 and terms substantially similar to its existing Term Loan A. The Company used the net proceeds from the Term Loan B and Term Loan A-1, along with revolver borrowings of $225 million and cash on hand, to repay the existing Term Loan B, reducing Term Loan B borrowings from $1,858 million to $1,100 million.
CURRENT INDUSTRY TRENDS
During the first nine months of 2016, according to the National Association of Realtors ("NAR"), homesale transaction volume increased 7% due to an increase in the number of homesale transactions, as well as homesale price growth. RFG and NRT homesale transaction volume on a combined basis increased 3% in the first nine months of 2016. At NRT specifically, we have seen the slowing of activity at the high end of the market, the cumulative impact of market share attrition, and inventory issues in the mid and lower priced homes in the major markets in which NRT operates. In the first nine months of 2016, NRT experienced a decline in homesale prices of 1% and a flat level of homesale transactions. At NRT, sales volume at the $2.5 million and higher homesale price points decreased from 19% of total volume in the first nine months of 2015 to 17% in 2016.
Recruitment and retention of independent sales associates and independent sales associate teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales associates, notwithstanding the growing influence of internet-generated leads. Competition for independent sales associates in our industry is high, has intensified particularly with respect to more productive independent sales associates and has resulted in a decline of our market share at NRT, as well as at RFG to a lesser extent.  Competition for independent sales associates is generally subject to numerous factors, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales associates), other expenses charged to independent sales associates, leads or business opportunities generated for the independent sales associate from the brokerage, independent sales associates perception of the value of the broker's brand affiliation, marketing and advertising efforts by the brokerage, the office manager, staff and fellow independent sales associates with whom they collaborate daily and technology, continuing professional education, and other services provided by the brokerage. We believe that the influence of independent sales associates and independent sales associate teams has increased during the housing recovery and, together with the increasing competition from other brokerages, has negatively impacted the recruitment and retention of independent sales associates and put pressure on commission rate splits. See "Key Drivers" for the Company's incremental actions that are being undertaken to address the competition for independent sales associates.
According to NAR, the inventory of existing homes for sale in the U.S. was 2.0 million homes at the end of September 2016. The September 2016 inventory represents a national average supply of 4.5 months at the current homesales pace which is significantly below the 6.3 month 25-year average.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 168 for September 2016 and 166 for 2015. The housing affordability index remains significantly higher than the average of 126 for the period from 1970 through 2015.
Mortgage rates continue to be at low levels by historical standards, which we believe has helped stimulate demand in the residential real estate market. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 3.9% for 2015 and the rate at September 30, 2016 was 3.5%. To the extent that mortgage rates increase, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
Partially offsetting the positive impact of low mortgage rates are low housing inventory levels and the ongoing rise in home prices, conservative mortgage underwriting standards and certain homeowners having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Beginning on October 3, 2015, CFPB's new three-day advance closing disclosure rule, known as TILA-RESPA Integrated Disclosure ("TRID"), became effective for new loan applications and is a significant change for the industry. The new regulations have caused closing delays throughout the industry, including at Realogy for both its company-owned and franchised operations. The National Association of Realtors Economists’ Outlook report published on October 12, 2016 reported that the additional time from contract-to-close for U.S. homesales reached the peak at 5.7 days in December 2015 and has eased to 3.4 days in September 2016.
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
For the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, compared to the same periods in 2015, NAR existing homesale transactions increased 6%, 4% and 1%, respectively. For the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, RFG and NRT homesale transactions on a combined basis increased 4%, 3% and remained flat, respectively, compared to the same periods in 2015. Our homesale transactions were impacted by a slowing of activity in the high-end markets served by NRT, the cumulative impact of market share attrition and inventory issues in the mid and lower priced homes in many of the markets served by NRT. The annual and quarterly year-over-year trends in homesale transactions are as follows:

			2016 vs. 2015
Number of Existing Homesales	Full Year 2015 vs. 2014		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2016 vs. 2015
Industry
NAR	6%	(a)	6%	(a)	4%	(a)	1%	(a)	1%	(b)	2%	(b)
Fannie Mae (c)	6%		5%		4%		(1)%		2%		2%
Realogy
RFG and NRT Combined	5%		4%		3%		—%
RFG	3%	(d)	3%	(d)	4%		1%
NRT	9%	(d)	7%	(d)	(1%)		(4%)
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

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
Since the acquisition of Coldwell Banker United occurred during the beginning of the second quarter of 2015, it did not impact the comparability of homesale transactions during the second and third quarters of 2016 compared to the second and third quarters of 2015.
As of their most recent releases, both NAR and Fannie Mae are forecasting an increase of 2% in existing homesale transactions for 2017 compared to 2016.
Existing Homesale Price
In 2015, NAR existing homesale average price increased 4% compared to the same period in 2014, while average homesale price increased 3% on a combined basis for RFG and NRT.
For the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, compared to the same periods in 2015, NAR existing homesale average price increased 4%, 3% and 4%, respectively. For the quarters ended March 31, 2016, June 30, 2016 and September 30, 2016, RFG and NRT average homesale price on a combined basis increased 2%, 1% and 2%, respectively, compared to the same periods in 2015. The combined average homesale price increase was due to a modest shift in homesale transaction activity from higher-price homes to lower and mid-priced homes across RFG and NRT. Homes at the low to mid-price points are also experiencing continued constrained inventory levels. The annual and quarterly year-over-year trends in the price of homes are as follows:

			2016 vs. 2015
Price of Existing Homes	Full Year 2015 vs. 2014		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2016 vs. 2015
Industry
NAR	4%	(a)	4%	(a)	3%	(a)	4%	(a)	4%	(b)	4%	(b)
Fannie Mae (c)	6%		6%		5%		5%		5%		5%
Realogy
RFG and NRT Combined	3%		2%		1%		2%
RFG	5%	(d)	3%	(d)	3%		3%
NRT	(2)%	(d)	(2%)	(d)	(2%)		1%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

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
Since the acquisition of Coldwell Banker United occurred at the beginning of the second quarter of 2015, it did not impact the comparability of average homesale price during the second and third quarters of 2016 compared to the second and third quarters of 2015.
As of their most recent releases, NAR and Fannie Mae are forecasting a 3% and 5% increase in the 2017 median existing homesale price compared to 2016, respectively.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, positive demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, these factors are generally trending favorably. Factors that may negatively affect a sustained housing recovery include:

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
From 2007 through December 2013, the average homesale broker commission rate remained fairly stable; however, in 2014 and 2015 we experienced a modest decline in the average broker commission rate. We expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices and, to a lesser extent, competitors providing fewer services for a reduced fee. This is particularly relevant in periods when there is constrained housing inventory. A continuing housing recovery should result in an increase in our revenues, although such increases could be offset by modestly declining brokerage commission rates and competitive pressures.
In general, most of our third-party franchisees are entitled to volume incentives, which are calculated for each franchisee as a progressive percentage of each franchisee's annual gross revenues.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume.  As a result, the net effective royalty rate may be impacted by the cyclical residential housing market.  We expect that over the long term the net effective royalty rate will modestly decline as a result of increases in homesale transaction volume and, to a lesser extent, other market pressures. In addition, several of our larger franchisees have a flat royalty rate, which will modestly reduce the Company's net effective royalty rate if their homesale transaction volume increases.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 21 and 18 basis points for the years ended December 31, 2015 and 2014, respectively. We expect that the trend of increasing non-standard incentives by 3 to 4 basis points a year will continue in the future in order to attract and retain certain large franchisees.
NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while RFG has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between NRT and RFG based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by NRT. Such share of commissions earned by sales associates varies by region and commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. The level of commissions earned by sales associates is generally subject to review and resets on the anniversary of the sales associates' engagement with the broker. We expect that they will continue to be subject to upward pressure because of the increased bargaining power of independent sales associates as well as more aggressive recruitment activities taken by our competitors.
As described above under "Current Industry Trends," competition for independent sales associates in our industry has intensified and we expect this competition will continue particularly with respect to more productive independent sales associates which has impacted NRT's market share and results of operations, as well as RFG to a lesser extent.  Currently, there are several different compensation models being utilized by real estate brokerages to compensate their independent sales associates. The most common models are as follows: (1) a graduated commission plan, sometimes referred to as the "traditional model" where the independent sales associate receives a percentage of the brokerage commission that increases as the independent sales associate increases his or her volume of homesale transactions and the brokerage frequently provides independent sales associates with a broad set of support offerings and promotion of properties, (2) a desk rental or 100% plan, where the independent sales associate is entitled to all or nearly all of the broker commission and pays the broker on both a monthly and transaction basis for office space, tools, technology and support while also being responsible for the promotion of properties and other items, (3) a capped model, which generally blends aspects of the first two models described herein, and (4) a fixed transaction fee model where the sales associate is entitled to all of the broker commission and pays a fixed fee per homesale transaction and often receives very limited support from the brokerage. Most brokerages focus primarily on one compensation model though some may offer one or more of these models to their sales associates. Increasingly, independent sales associates have affiliated with brokerages that offer fewer services to the independent sales associates, allowing the independent sales associate to retain a greater percentage of the commission. However, there are long-term trade-offs in the level of support independent sales associates receive in areas such as marketing, technology and professional education.
While NRT has historically compensated its independent sales associates using a traditional model, utilizing elements of other models depending upon the geographic market, we are placing an even greater focus on the quality of our services and our use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a more aggressive strategy to recruit top performing sales associates and retain top performing sales associates with the overall goal of sustaining or growing market share in various markets, improving NRT's overall profitability. In addition, there will be an enhanced focus on the value proposition offered to independent sales associate teams. Results of these recruiting efforts are not expected to be realized for at least 12 to 18 months as the benefits from recruiting new independent sales associates relate mainly to new listings, not pending listings. While we expect near-term moderate pressure on costs and margin from these initiatives, the expected increase in revenue should more than offset the related costs.
Within Cartus, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In TRG, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of TRG; however, the financial results are not significantly impacted by a change in homesale price. In addition, although the average mortgage rate continued to decline in 2015 and 2016 and refinancing transactions increased as a result, we believe that an increase in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
A decline in the number of homesale transactions and decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, and (iv) reducing the referral fees we earn in our relocation services business. Our results could also be negatively affected by a decline in commission rates charged by brokers or greater commission payments to sales associates.

The following table presents our drivers for the three and nine months ended September 30, 2016 and 2015. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2016	2015	% Change	2016	2015	% Change
RFG (a)
Closed homesale sides	323,176	318,873	1%	861,254	838,305	3%
Average homesale price	$275,325	$267,296	3%	$270,669	$262,959	3%
Average homesale broker commission rate	2.50%	2.52%	(2) bps	2.51%	2.52%	(1) bps
Net effective royalty rate	4.50%	4.47%	3 bps	4.50%	4.49%	1 bps
Royalty per side	$322	$312	3%	$318	$309	3%
NRT
Closed homesale sides	95,605	99,789	(4%)	258,163	259,411	—%
Average homesale price	$486,343	$479,874	1%	$487,781	$490,463	(1%)
Average homesale broker commission rate	2.46%	2.48%	(2) bps	2.47%	2.46%	1 bps
Gross commission income per side	$12,681	$12,524	1%	$12,750	$12,756	—%
Cartus
Initiations	40,556	42,303	(4%)	129,290	131,999	(2%)
Referrals	25,495	30,010	(15%)	68,526	77,065	(11%)
TRG
Purchase title and closing units (b)	42,932	41,245	4%	116,082	98,484	18%
Refinance title and closing units (c)	15,170	9,989	52%	36,100	29,300	23%
Average fee per closing unit	$1,824	$1,932	(6%)	$1,865	$1,839	1%
_______________

(a)	Includes all franchisees except for NRT.

(b)
The amounts presented for the nine months ended September 30, 2016 include 16,445 purchase units as a result of the acquisitions completed prior to and during the third quarter of 2016. The impact on the three months ended September 30, 2016 is immaterial.

(c)
The amounts presented for the nine months ended September 30, 2016 include 3,372 refinance units as a result of the acquisitions completed prior to and during the third quarter of 2016. The impact on the three months ended September 30, 2016 is immaterial.

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
Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2016	2015	Change
Net revenues	$1,644	$1,668	$(24)
Total expenses (1)	1,468	1,486	(18)
Income before income taxes, equity in earnings and noncontrolling interests	176	182	(6)
Income tax expense	74	74	—
Equity in earnings of unconsolidated entities	(5)	(4)	(1)
Net income	107	112	(5)
Less: Net income attributable to noncontrolling interests	(1)	(2)	1
Net income attributable to Realogy Holdings and Realogy Group	$106	$110	$(4)

_______________

(1)
Total expenses for the three months ended September 30, 2016 includes $9 million of restructuring charges. Total expenses for the three months ended September 30, 2015 includes a net benefit of $14 million of former parent legacy items.

Net revenues decreased $24 million or 1% for the three months ended September 30, 2016 compared with the three months ended September 30, 2015, principally due to the decrease in revenues at NRT.
Total expenses decreased $18 million or 1% primarily due to:

•
a $33 million net decrease in interest expense to $37 million in the third quarter of 2016 from $70 million in the third quarter of 2015. Before the mark-to-market adjustments for our interest rate swaps, interest expense decreased $12 million to $42 million in 2016 from $54 million in 2015 as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate. Mark-to-market adjustments for our interest rate swaps resulted in gains of $5 million in the third quarter of 2016 compared to losses of $16 million in the same period of 2015; and

•	a $21 million decrease in commission and other sales associate-related costs due to a decrease in homesale transaction volume at NRT;
partially offset by,

•	a $12 million increase in operating and general and administrative expenses primarily driven by:

◦	a $6 million increase in variable operating costs at TRG primarily related to volume increases as a result of acquisitions;

◦	$6 million of additional employee-related costs associated with acquisitions completed after the third quarter of 2015; and

◦
a $2 million increase in employee-related costs primarily due to $9 million of salary, benefits and other increases, partially offset by a $7 million decrease in employee-related costs due to lower incentive accruals;

•	the absence in 2016 of a net benefit of former parent legacy items due to the reduction of a tax liability of $14 million during the three months ended September 30, 2015; and

•	$9 million in restructuring charges for the Company's business optimization initiative.
Equity in earnings of unconsolidated entities improved $1 million due to an increase in earnings from PHH Home Loans.
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The Company incurred $9 million of restructuring charges during the third quarter of 2016 which consisted of personnel-related costs and facility-related costs. See Note 6, "Restructuring Costs", in the consolidated financial statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $74 million for the three months ended September 30, 2016 compared to $74 million for the three months ended September 30, 2015. Our federal and state blended statutory rate is estimated to be 40% for 2016. Our effective tax rate for the three months ended September 30, 2016 and 2015 was 41% and 40%, respectively.

The following table reflects the results of each of our reportable segments during the three months ended September 30, 2016 and 2015:

	Revenues (a)		% Change	EBITDA (b)		% Change	EBITDA Margin		Change
	2016	2015		2016	2015		2016	2015
RFG	$215	$214	—%	$153	$152	1%	71%	71%	—
NRT	1,231	1,267	(3)	74	96	(23)	6	8	(2)
Cartus	116	124	(6)	40	47	(15)	34	38	(4)
TRG	164	147	12	23	20	15	14	14	—
Corporate and Other	(82)	(84)	*	(20)	(6)	*
Total Company	$1,644	$1,668	(1)%	$270	$309	(13)%	16%	19%	(3)
Less: Depreciation and amortization				53	55
Interest expense, net				37	70
Income tax expense				74	74
Net income attributable to Realogy Holdings and Realogy Group				$106	$110
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $82 million and $84 million during the three months ended September 30, 2016 and 2015, respectively.

(b)
EBITDA for the three months ended September 30, 2016 includes $9 million of restructuring charges. EBITDA for the three months ended September 30, 2015 includes a net benefit of $14 million of former parent legacy items.

EBITDA before restructuring charges was $279 million for the three months ended September 30, 2016 compared to $309 million for the three months ended September 30, 2015. EBITDA before restructuring charges by reportable segment for the three months ended September 30, 2015 was as follows:

	Three Months Ended September 30,
	2016			2015
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring	% Change
Real Estate Franchise Services	$153	$1	$154	$152	1%
Company Owned Real Estate Brokerage Services	74	6	80	96	(17)%
Relocation Services	40	1	41	47	(13)%
Title and Settlement Services	23	1	24	20	20%
Corporate and Other	(20)	—	(20)	(6)	*
Total Company	$270	$9	$279	$309	(10)%
_______________

*	not meaningful
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 3 percentage points to 16% from 19% for the three months ended September 30, 2016 compared to the same period in 2015. Excluding restructuring charges in the third quarter of 2016 related to the Company's business optimization plan, the "Total Company" EBITDA margin decreased 2 percentage points to 17%. On a segment basis, RFG's margin remained flat at 71%; however, excluding restructuring charges in the third quarter of 2016, RFG's margin increased 1 percentage point to 72%. NRT's margin decreased 2 percentage points to 6% from 8% primarily due to a decrease in revenue and restructuring charges. Cartus' margin decreased 4 percentage points to 34% from 38% due to a decrease in non-affinity referral revenue due to lower broker-to-broker volume and restructuring charges in the third quarter of 2016. TRG's margin remained flat at 14%.
The following table reflects RFG and NRT results on a combined basis for the three months ended September 30, 2016 and 2015 and show that in spite of the agent and market challenges faced by NRT during 2016, the EBITDA margin for the combined segments has decreased by 1 percentage point from 18% to 17%:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2016	2015		2016	2015		2016	2015
RFG and NRT Combined	$1,364	$1,397	(2)%	$234	$248	(6)%	17%	18%	(1)
_______________

(a)
Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $82 million and $84 million during the three months ended September 30, 2016 and 2015, respectively.

(b)	EBITDA for the combined RFG and NRT segments for the three months ended September 30, 2016 excludes $7 million of restructuring charges.
Corporate and Other EBITDA for the three months ended September 30, 2016 declined $14 million to negative $20 million primarily due to the absence in 2016 of a net benefit of former parent legacy items as a result of a reduction in a tax liability of $14 million during the three months ended September 30, 2015.
Real Estate Franchise Services (RFG)
Revenues increased $1 million to $215 million and EBITDA increased $1 million to $153 million for the three months ended September 30, 2016 compared with the same period in 2015.
The increase in revenue was primarily driven by a $5 million increase in third-party domestic franchisee royalty revenue due to a 3% increase in the average homesale price and a 1% increase in the number of homesale transactions partially offset by a $2 million decrease in royalties received from NRT and $1 million decrease in other revenue.
The intercompany royalty revenue received from NRT of $79 million and $81 million during the third quarter of 2016 and 2015, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
EBITDA increased principally due to the $1 million increase in revenues discussed above.
Company Owned Real Estate Brokerage Services (NRT)
Revenues decreased $36 million to $1,231 million and EBITDA declined $22 million to $74 million for the three months ended September 30, 2016 compared with the same period in 2015.
The decrease of $36 million was comprised of a $66 million decrease in revenue primarily due to lower commission income earned on homesale transactions by our existing brokerage operations, partially offset by a $30 million increase in revenue primarily due to commission income earned from acquisitions completed after the third quarter of 2015. The revenue decrease was driven by a 4% decrease in the number of homesale transactions and a 2 basis point decrease in the average broker commission rate, offset by a 1% increase in the average price of homes. Homesale transactions and average broker commission rate decreased due to a slowing of activity in the high-end markets served by NRT, the cumulative impact of market share attrition, and inventory issues in the mid and lower priced homes in many of the markets served by NRT.
EBITDA decreased $22 million primarily due to:

•	the $36 million decrease in revenues discussed above;

•	$6 million in restructuring costs related to the Company's business optimization plan;

•	a $6 million increase in employee-related costs related to acquisitions; and

•	a $1 million increase in marketing expenses driven by higher advertising spending.
These decreases were partially offset by:

•
a $21 million decrease in commission expenses paid to independent real estate sales associates from $855 million in the third quarter of 2015 to $834 million in the third quarter of 2016, as a result of the decrease in revenues discussed above. The decrease in commission expense is net of a $17 million increase attributable to acquisitions;

•	a $2 million decrease in royalties paid to RFG from $81 million in the third quarter of 2015 to $79 million in the third quarter of 2016; and

•	a $1 million increase in equity earnings related to our investment in PHH Home Loans.

Relocation Services (Cartus)
Revenues decreased $8 million to $116 million and EBITDA decreased $7 million to $40 million for the three months ended September 30, 2016 compared with the same quarter in 2015.
Revenues decreased $8 million as a result of a $5 million decrease in non-affinity referral revenue due to lower broker-to-broker volume and the absence of a large group move which occurred in 2015 and a $2 million decrease in international revenue.
EBITDA decreased $7 million as a result of the decrease in revenues discussed above and $1 million in restructuring costs related to the Company's business optimization plan, partially offset by a $1 million reduction in employee-related costs.
Title and Settlement Services (TRG)
Revenues increased $17 million to $164 million and EBITDA increased $3 million to $23 million for the three months ended September 30, 2016 compared with the same quarter in 2015.
The increase in revenues was driven by a $4 million increase in refinancing revenue as a result of a 52% increase in refinancing title and closing units and a $3 million increase in resale revenue due to a 4% increase in resale title and closing units. Underwriter revenues increased $7 million due to the volume increases discussed above.
EBITDA increased $3 million as a result of the $17 million increase in revenues discussed above, partially offset by an increase of $4 million in employee-related costs, a $6 million increase in variable operating costs and $2 million increase in marketing expenses.
Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2016	2015	Change
Net revenues	$4,440	$4,381	$59
Total expenses (1)	4,177	4,100	77
Income before income taxes, equity in earnings and noncontrolling interests	263	281	(18)
Income tax expense	114	116	(2)
Equity in earnings of unconsolidated entities	(10)	(13)	3
Net income	159	178	(19)
Less: Net income attributable to noncontrolling interests	(3)	(3)	—
Net income attributable to Realogy Holdings and Realogy Group	$156	$175	$(19)

_______________

(1)
Total expenses for the nine months ended September 30, 2016 includes $30 million restructuring charges and a net cost of $1 million of former parent legacy items. Total expenses for the nine months ended September 30, 2015 includes a net benefit of $15 million of former parent legacy items.

Net revenues increased $59 million or 1% for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015, principally due to an increase in revenues at RFG and TRG.
Total expenses increased $77 million or 2% primarily due to:

•	a $48 million increase in operating and general and administrative expenses driven by:

◦	$30 million of additional employee-related costs associated with acquisitions;

◦	a $24 million increase in variable operating costs at TRG primarily related to volume increases as a result of acquisitions; and

◦
a $4 million increase in employee-related costs primarily due to $20 million salary, benefits and other increases, partially offset by a $16 million decrease in employee-related costs due to lower incentive accruals, partially offset by

◦	the absence in 2016 of $6 million of certain transaction costs associated with the acquisition of Coldwell Banker United and the settlement of a legal matter in 2015.

•	$30 million in restructuring charges related to the Company's business optimization initiative;

•	the absence in 2016 of a net benefit of former parent legacy items as a result of the reduction of a tax liability of $15 million during the nine months ended September 30, 2015; and

•	a $10 million increase in marketing expenses due to higher advertising costs at NRT and TRG primarily due to acquisitions;
partially offset by;

•
a $19 million decrease in interest expense for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. Before the mark-to-market adjustments for our interest rate swaps, interest expense decreased $32 million to $129 million in 2016 from $161 million in 2015 as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate. Mark-to-market adjustments for our interest rate swaps resulted in losses of $40 million for the nine months ended September 30, 2016 compared to losses of $27 million in the same period of 2015.

Equity in earnings of unconsolidated entities declined $3 million primarily due to a $4 million decrease in earnings from PHH Home Loans.
The Company incurred $30 million of restructuring charges associated with the business optimization initiative during the nine months ended September 30, 2016 which consisted of personnel-related costs, facility-related costs and other restructuring-related costs. See Note 6, "Restructuring Costs", in the consolidated financial statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded during the period in which they occur.  The provision for income taxes was $114 million for the nine months ended September 30, 2016 compared to $116 million for the nine months ended September 30, 2015. Our federal and state blended statutory rate is estimated to be 40% for 2016. Our effective tax rate for the nine months ended September 30, 2016 was 42% and was impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant. Our effective tax rate for the nine months ended September 30, 2015 was 39%.
The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2016 and 2015:

	Revenues (a)		% Change	EBITDA (b)		% Change	Margin		Change
	2016	2015		2016	2015		2016	2015
RFG	$593	$578	3%	$394	$384	3%	66%	66%	—
NRT	3,340	3,352	—	131	177	(26)	4	5	(1)
Cartus	308	317	(3)	74	83	(11)	24	26	(2)
TRG	424	362	17	49	37	32	12	10	2
Corporate and Other	(225)	(228)	*	(60)	(49)	*
Total Company	$4,440	$4,381	1%	$588	$632	(7)%	13%	14%	(1)
Less: Depreciation and amortization				149	153
Interest expense, net				169	188
Income tax expense				114	116
Net income attributable to Realogy Holdings and Realogy Group				$156	$175
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $225 million and $228 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)
EBITDA for the nine months ended September 30, 2016 includes $30 million restructuring charges and a net cost of $1 million of former parent legacy items. EBITDA for the nine months ended September 30, 2015 includes a net benefit of $15 million of former parent legacy items.

EBITDA before restructuring charges was $618 million for the nine months ended September 30, 2016 compared to $632 million for the nine months ended September 30, 2015. EBITDA before restructuring charges by reportable segment for the nine months ended September 30, 2016 was as follows:

	Nine Months Ended September 30,
	2016			2015
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring	% Change
Real Estate Franchise Services	$394	$4	$398	$384	4%
Company Owned Real Estate Brokerage Services	131	15	146	177	(18)%
Relocation Services	74	4	78	83	(6)%
Title and Settlement Services	49	1	50	37	35%
Corporate and Other	(60)	6	(54)	(49)	*
Total Company	$588	$30	$618	$632	(2)%
_______________

*	not meaningful
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 13% from 14% for the nine months ended September 30, 2016 compared to the same period in 2015. Excluding restructuring charges during the first nine months of 2016 related to the Company's business optimization plan, the "Total Company" EBITDA margin would have remained flat at 14%. On a segment basis, RFG's margin remained flat at 66%; however, it increased 1 percentage point to 67% excluding restructuring charges during the first nine months of 2016. NRT's margin declined to 4% from 5% primarily due to a decrease in revenue and restructuring charges. Cartus' margin decreased 2 percentage points to 24% from 26%; however, excluding restructuring charges during the first nine months of 2016, Cartus' margin decreased 1 percentage point to 25% from 26% due to a decrease in non-affinity referral revenue due to lower broker-to-broker volume. The Title and Settlement Services segment margin increased 2 percentage points to 12% from 10% primarily due to the positive margin impact of volume increases due to acquisitions and the average fee per closing unit compared to the first nine months of 2015.
The following table reflects RFG and NRT results on a combined basis for the nine months ended September 30, 2016 and 2015 and show that in spite of the agent and market challenges faced by NRT during 2016, the EBITDA margin for the combined segments has remained consistent at 15%:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2016	2015		2016	2015		2016	2015
RFG and NRT Combined	$3,708	$3,702	—%	$544	$561	(3)%	15%	15%	—
_______________

(a)
Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $225 million and $228 million for the nine months ended September 30, 2016 and 2015, respectively.

(b)	EBITDA for the combined RFG and NRT segments for the nine months ended September 30, 2016 excludes $19 million of restructuring charges.
Corporate and Other EBITDA for the nine months ended September 30, 2016 declined $11 million to negative $60 million primarily due to the absence of a net benefit of former parent legacy items of $15 million as a result of a reduction in a tax liability during the nine months ended September 30, 2015 and $6 million in restructuring charges related to the Company's business optimization plan during the nine months ended September 30, 2016, partially offset by the absence of $6 million of certain transaction costs associated with the acquisition of Coldwell Banker United and the settlement of a legal matter in 2015 and $3 million decrease in employee-related costs.
Real Estate Franchise Services (RFG)
Revenues increased $15 million to $593 million and EBITDA increased $10 million to $394 million for the nine months ended September 30, 2016 compared with the same period in 2015.
The increase in revenue was primarily driven by a $14 million increase in third-party domestic franchisee royalty revenue due to a 3% increase in the average homesale price and a 3% increase in the number of homesale transactions, as well as a $7 million increase in other revenue primarily related to marketing-related activities and the timing of brand conferences and franchisee events. These increases were partially offset by a $4 million decrease in non-standard incentives amortization, a $3 million decrease of brand marketing revenue and $1 million decrease in royalties received from NRT.
The intercompany royalty revenue received from NRT of $217 million and $218 million during the nine months ended September 30, 2016 and September 30, 2015, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $10 million increase in EBITDA was principally due to the $15 million increase in revenues discussed above, partially offset by $4 million in restructuring costs related to the Company's business optimization plan and a $3 million increase in expenses related to the timing of brand conferences and franchisee events.
Company Owned Real Estate Brokerage Services (NRT)
Revenues decreased $12 million to $3,340 million and EBITDA declined $46 million to $131 million for the nine months ended September 30, 2016 compared with the same period in 2015.
The decrease of $12 million was comprised of a $91 million decrease in revenue primarily due to lower commission income earned on homesale transactions by our existing brokerage operations, partially offset by a $79 million increase in revenue primarily due to commission income earned from acquisitions completed after the third quarter of 2015. The revenue decrease was driven by a 1% decrease in the average price of homes, partially offset by a 1 basis point increase in the average broker commission rate. Revenues were negatively impacted by slowing of activity in the high-end markets served by NRT, the cumulative impact of market share attrition, and inventory issues in the mid and lower priced homes in many of the markets served by NRT.
EBITDA decreased $46 million primarily due to:

•	the $12 million decrease in revenues discussed above;

•	$15 million in restructuring costs related to the Company's business optimization plan;

•	a $14 million increase in employee-related costs related to acquisitions;

•	a $5 million increase in occupancy costs related to acquisitions;

•	a $4 million decrease in equity earnings related to our investment in PHH Home Loans; and

•	a $4 million increase in marketing expenses primarily related to acquisitions.
These decreases were partially offset by:

•
a $6 million decrease in commission expenses paid to independent real estate sales associates from $2,262 million in the first nine months of 2015 to $2,256 million in the first nine months of 2016, as a result of the decrease in revenues discussed above. The decrease in commission expense is net of a $47 million increase attributable to acquisitions; and

•	a $1 million decrease in royalties paid to RFG from $218 million in the first nine months of 2015 to $217 million in the first nine months of 2016.
Relocation Services (Cartus)
Revenues decreased $9 million to $308 million and EBITDA decreased $9 million to $74 million for the nine months ended September 30, 2016 compared with the same period in 2015.
Revenues decreased $9 million as a result of a $14 million decrease in non-affinity referral revenue due to lower broker-to-broker volume, the absence of a large group move which occurred in 2015 and lower relocation referral volume and a $1 million decrease in other revenue, partially offset by a $5 million increase in affinity referrals and a $2 million increase in at-risk revenue due to higher volume.
EBITDA decreased $9 million as a result of the $9 million decrease in revenues discussed above, $4 million in restructuring costs related to the Company's business optimization plan and a $3 million increase in other operating expenses primarily related to higher at-risk volume. These decreases were partially offset by a $5 million net positive impact from foreign currency exchange rates and a $1 million reduction in employee-related costs.

Title and Settlement Services (TRG)
Revenues increased $62 million to $424 million and EBITDA increased $12 million to $49 million for the nine months ended September 30, 2016 compared with the same period in 2015.
The increase in revenues was driven by a $37 million increase in resale revenue due to an 18% increase in resale title and closing units for which acquisitions contributed 17 percentage points of the change, and a $7 million increase in refinancing revenue as a result of a 23% increase in refinancing title and closing units for which acquisitions contributed 11 percentage points of the change. Underwriter and other revenues increased $12 million and $7 million, respectively, due to the volume increases discussed above.
EBITDA increased $12 million as a result of the $62 million increase in revenues discussed above, partially offset by a $23 million increase in employee-related costs, a $24 million increase in variable operating costs and a $2 million increase in marketing expenses, all of which were primarily due to acquisitions.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2016	December 31, 2015	Change
Total assets	$7,455	$7,531	$(76)
Total liabilities	4,987	5,109	(122)
Total equity	2,468	2,422	46
For the nine months ended September 30, 2016, total assets decreased $76 million primarily due to a $191 million decrease in cash and cash equivalents, a $47 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization, partially offset by a $72 million increase in goodwill and a $10 million increase in indefinite life intangible assets from acquisitions at NRT and TRG, a $42 million increase in trade and relocation receivables due to seasonal increases in volume, a $24 million increase in other non-current assets primarily due to sales incentives and investments and a $14 million increase in other current assets primary due to prepaid expenses.
Total liabilities decreased $122 million due to a $232 million decrease in corporate debt as a result of refinancing transactions and debt redemptions completed during the nine months ended September 30, 2016 and a $17 million decrease in accrued expenses and other current liabilities primarily due to lower employee-related accruals, partially offset by higher accrued interest and commissions. These decreases were partially offset by a $98 million increase in deferred tax liabilities, an $18 million increase in other non-current liabilities due to interest rate swaps and an $8 million increase in securitization obligations due to seasonal increases at Cartus.
Total equity increased $46 million primarily due to net income of $156 million for the nine months ended September 30, 2016, partially offset by a $112 million decrease in additional paid in capital primarily related to the Company's repurchase of $134 million of common stock and $13 million of dividend payments, partially offset by stock-based compensation activity of $33 million.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations in 2013, 2014 and 2015. After giving effect to the debt refinancing transactions completed from 2013 through the first nine months of 2016, our outstanding indebtedness, excluding securitizations, has been reduced by approximately $855 million since the beginning of 2013. In July 2016, the Company refinanced its existing $1,858 million Term Loan B due July 2020. The new Term Loan B was issued at par in the amount of $1,100 million with a maturity date in July 2022. Concurrently, the Company borrowed a new tranche of term loans under its Term Loan A Facility ("Term Loan A-1") in the amount of $355 million with a maturity date in July 2021 and terms substantially similar to its existing Term Loan A. The Company used the net proceeds from the Term Loan B and Term Loan A-1, along with revolver borrowings and cash on hand, to pay off the existing Term Loan B of $1,858 million. Based upon our current debt projections for 2016, we expect our cash interest run rate to be reduced to approximately $170 million.

We intend to use future cash flow primarily to acquire stock under our share repurchase program, pay dividends, fund acquisitions and reduce indebtedness. In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million. Repurchases may be made at management's discretion from time to time through open market transactions, Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. From the date of authorization through September 30, 2016, we have repurchased and retired 4.5 million shares of common stock for $134 million at a weighted average price of $29.49 per share.
We may also from time to time seek to repurchase our outstanding notes, through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
On August 3, 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy on its common stock and declared a cash dividend of $0.09 per share of the Company’s common stock which was paid on August 31, 2016, to stockholders of record as of the close of business on August 17, 2016. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant.
We are currently experiencing a recovery in the residential real estate market, however, if the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
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
Cash Flows
At September 30, 2016, we had $224 million of cash and cash equivalents, a decrease of $191 million compared to the balance of $415 million at December 31, 2015. The following table summarizes our cash flows for the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$411	$400	$11
Investing activities	(163)	(171)	8
Financing activities	(438)	27	(465)
Effects of change in exchange rates on cash and cash equivalents	(1)	(2)	1
Net change in cash and cash equivalents	$(191)	$254	$(445)
For the nine months ended September 30, 2016, $11 million more cash was provided by operating activities compared to the same period in 2015. The change was principally due to $67 million more cash provided by a net decrease in relocation and trade receivables, $8 million of additional cash provided by operating results and $4 million more cash provided due to a decrease in other assets. These increases were partially offset by $57 million more cash used for accounts payable, accrued expenses and other liabilities, and $9 million more cash used for other operating activities.
For the nine months ended September 30, 2016, we used $8 million less cash for investing activities compared to the same period in 2015 primarily due to $16 million less cash used for acquisition related payments, partially offset by $4 million more cash used for other investing activities.
For the nine months ended September 30, 2016, $438 million of cash was used for financing activities compared to $27 million of cash provided during the same period in 2015. For the nine months ended September 30, 2016, $438 million of cash was used for:

•	the repayment of $758 million to reduce the Term Loan B facility;

•	the repayment of $500 million to retire the 3.375% Senior Notes at maturity;

•	the net repayment of $45 million of borrowings under the Revolving Credit Facility;

•	$134 million for the purchase of our common stock;

•	$31 million of amortization payments on the term loan facilities;

•	$23 million for payments of contingent consideration; and

•	$28 million of other financing payments partially related to capital leases and interest rate swaps;

•	$15 million of debt issuance costs;

•	$13 million of dividend payments; and

•	$6 million of tax payments related to net share settlement for stock-based compensation;
partially offset by,

•	$750 million of proceeds from the issuance of $250 million of 5.25% Senior Notes and $500 million of 4.875% Senior Notes;

•	$355 million of proceeds from issuance of the Term Loan A-1 facility; and

•	a $9 million net increase in securitization borrowings.
For the nine months ended September 30, 2015, $27 million of cash was provided by financing activities as a result of $67 million of net securitization borrowings, partially offset by $14 million of amortization payments on the term loan facility, $18 million of other financing related payments, $5 million of tax payments related to stock-based compensation and $5 million for contingent consideration payments.
Financial Obligations
Indebtedness Table
As of September 30, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$155	$ *	$155
Term Loan B	(3)	July 2022	1,097	26	1,071
Term Loan A Facility:
Term Loan A	(4)	October 2020	419	2	417
Term Loan A-1	(5)	July 2021	353	4	349
Senior Notes	4.50%	April 2019	450	12	438
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	5	495
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2017	240	*	240
Cartus Financing Limited (8)		October 2016	15	*	15
Total (9)			$3,779	$54	$3,725

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of September 30, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility leaving $660 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. On November 2, 2016, the Company had $115 million outstanding borrowings on the Revolving Credit Facility, leaving $700 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2016 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2016.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2016.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2016.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)
In June 2016, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2017. As of September 30, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $85 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2016, the Company had $19 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $4 million of available capacity. In October 2016, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2017.

(9)
Not included in this table, the Company had $128 million of outstanding letters of credit at September 30, 2016 under the Unsecured Letter of Credit Facility with a weighted average rate of 3.10%. In the second quarter of 2016, the Company moved outstanding letters of credit to the Unsecured Letter of Credit Facility and terminated the synthetic letter of credit facility. As a result, the Company increased the capacity under the Unsecured Letter of Credit Facility by $47 million to $135 million.

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
A reconciliation of net income attributable to Realogy Group to EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA for the twelve months ended September 30, 2016 are set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2015	September 30, 2015	December 31, 2015	September 30, 2016	September 30, 2016
Net income attributable to Realogy Group (a)	$184	$175	$9	$156	$165
Income tax expense / (benefit)	110	116	(6)	114	108
Income before income taxes	294	291	3	270	273
Interest expense, net	231	188	43	169	212
Depreciation and amortization	201	153	48	149	197
EBITDA (b)	726	632	94	588	682
EBITDA adjustments:
Restructuring costs					40
Former parent legacy cost, net					1
Loss on the early extinguishment of debt					48
Operating EBITDA					771
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)					32
Non-cash charges (d)					42
Pro forma effect of acquisitions and new franchisees (e)					21
Incremental securitization interest costs (f)					4
Adjusted (Covenant) EBITDA					$870
Total senior secured net debt (g)					$1,896
Senior secured leverage ratio					2.18	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $9 million for the fourth quarter of 2015, (ii) a loss of $42 million for the first quarter of 2016, (iii) income of $92 million for the second quarter of 2016 and (iv) income of $106 million for the third quarter of 2016.

(b)
EBITDA consists of: (i) $94 million for the fourth quarter of 2015, (ii) $55 million for the first quarter of 2016, (iii) $263 million for the second quarter of 2016 and (iv) $270 million for the third quarter of 2016.

(c)	Represents the twelve-month pro forma effect of business optimization initiatives.

(d)
Represents the elimination of non-cash expenses, including $56 million of stock-based compensation expense less $8 million for the change in the allowance for doubtful accounts and notes reserves, $5 million of foreign exchange benefit and $1 million of other items from October 1, 2015 through September 30, 2016.

(e)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on October 1, 2015. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales associate recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2015.

(f)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2016.

(g)
Represents total borrowings under the Senior Secured Credit Facility and borrowings secured by a first priority lien on our assets of $2,024 million plus $26 million of capital lease obligations less $154 million of readily available cash as of September 30, 2016. Pursuant to the terms of our Senior Secured Credit Facility and Term Loan A Facility, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

Set forth in the table below is a reconciliation of net income attributable to Realogy to EBITDA and Operating EBITDA for the three-month periods ended September 30, 2016 and 2015:

	Three Months Ended
	September 30, 2016	September 30, 2015
Net income attributable to Realogy	$106	$110
Income tax expense	74	74
Income before income taxes	180	184
Interest expense, net	37	70
Depreciation and amortization	53	55
EBITDA	270	309
EBITDA adjustments:
Restructuring costs	9	—
Former parent legacy benefit, net	—	(14)
Operating EBITDA	$279	$295
Contractual Obligations
See "Financial Obligations" for a description of the Company's recent debt transactions. All other future contractual obligations as of September 30, 2016 have not changed materially from the amounts reported in our 2015 Form 10-K.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2016, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2016, we had variable interest rate long-term debt from our outstanding term loans of $2,024 million, which excludes $255 million of securitization obligations.  The weighted average interest rate on the outstanding term loans at September 30, 2016 was 3.19%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). The interest rate with respect to term loans under the Term Loan A Facility is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2016 senior secured leverage ratio, the LIBOR margin was 2.00%. At September 30, 2016 the one-month LIBOR rate was 0.53%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $2 million impact on our annual interest expense.
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
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of$71 million at September 30, 2016.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $12 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2016 and for the three and nine-month periods ended September 30, 2016 and 2015 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 4, 2016, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
Legal—Real Estate Business
Strader, et al. and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. On April 5, 2016, the court granted defendants' motion to dismiss with leave for the plaintiffs to amend their complaint. Plaintiffs filed a second amended complaint on April 21, 2016, and a third amended complaint on May 12, 2016.  Defendants filed a motion to dismiss the third amended complaint. The Court denied the motion on October 6, 2016, without prejudice to defendants’ ability to move for summary judgment after discovery. The parties are proceeding with discovery.
The case raises significant claims and rests in part on certain interpretations of RESPA by the Consumer Financial Protection Bureau ("CFPB"), which are the subject of pending industry litigation in various jurisdictions. As with all class action litigation, the case is inherently complex and subject to many uncertainties.  We believe that we and the joint venture have complied with RESPA, the regulations promulgated thereunder and existing regulatory guidance. There can be no assurance, however, that if the action continues and a large class is subsequently certified, the plaintiffs will not seek a substantial damage award, penalties and other remedies.  Given the early stage of this case and the novel claims and issues presented, we cannot estimate a range of reasonably potential losses for this litigation.  The Company will vigorously defend this action.
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, brokerage disputes like the failure to disclose hidden defects in the property such as mold, other brokerage claims associated with listing information and property history, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, wage and hour classification claims, and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. One such case is PHH Corp. vs. Consumer Financial Protection Bureau, No. 15-1177. On October 11, 2016, the United States Court of Appeals for the D.C. Circuit issued a decision in that case addressing various important RESPA issues, including that: (1) Section 8(c)(2) of RESPA (which permits “bona fide” payments for goods and services actually performed), remains a viable exception under RESPA and does not constitute a payment for a referral in violation of RESPA where the amount paid does not exceed the reasonable market value of the goods or services; (2) new CFPB interpretations of RESPA cannot be enforced on a retroactive basis where there is reliance on prior regulatory interpretations; and (3) the CFPB is bound by the three-year statute of limitations for government enforcement of RESPA. The CFPB may appeal the decision to the full D.C. Circuit Court of Appeals, and any decision there could be appealed to the U.S. Supreme Court.
The Company also may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales associates as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry.  There is active worker classification litigation in numerous jurisdictions, including Massachusetts, California, New Jersey and New York, against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations. There also are changing employment-related regulatory interpretations at both the federal and state levels that could create risks around historic practices and that could require changes in business practices, both for us and our franchisees.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. Repurchases may be made at management's discretion from time to time through open market transactions, Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase program has no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended September 30, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
August 1-31, 2016	1,815,000	$27.22	1,815,000	$159,066,950
September 1-30, 2016	665,000	$26.56	665,000	$141,404,550
Item 5.    Other Information.
On November 2, 2016, Marc E. Becker notified the Company that he is resigning from the Board of Directors of Realogy Holdings Corp. (“Realogy”) and the Board of Managers of its wholly-owned subsidiaries, Realogy Intermediate Holdings LLC and Realogy Group LLC (Realogy together with its subsidiaries, collectively, the “Company”).  Giving effect to that resignation, the Realogy Board of Directors has nine directors, eight of whom are independent.

Mr. Becker, a partner of Apollo Management LP, served as a member of the Board of Directors of Realogy for nearly 10 years, which commenced upon Apollo’s acquisition of the Company in April 2007 and continued through the sale of Apollo's equity interest in the Company in 2013.  To provide continuity to the Board following the Apollo sale, Mr. Becker agreed to continue to serve on the Board while it appointed four new independent directors, three of whom joined the Board this year.  With that transition having been made, Mr. Becker tendered his resignation, effective immediately.  His resignation was not related to any disagreement with the Company on any matter relating to the Company’s operations, policies or practices.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 4, 2016
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 4, 2016
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

10.1
First Amendment, dated as of July 20, 2016, to the Term Loan Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents parties thereto (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

10.2
Third Amendment, dated as of July 20, 2016, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as administrative agent and the other agents parties thereto (Incorporated by reference to Exhibit 10.2 to the Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2016).

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