Form 10-K
period 2016-12-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2017-02-24
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Realogy Holdings Corp. held by non-affiliates as of the close of business on June 30, 2016 was $4.2 billion. There were 139,617,861 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of February 21, 2017.
Realogy Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Realogy Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the Annual Meeting of Stockholders to be held May 3, 2017 are incorporated by reference into Part III of this report.
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

◦	increasing mortgage rates and/or constraints on the availability of mortgage financing;

◦	insufficient or excessive home inventory levels by market and price point;

◦	a decrease in consumer confidence;

◦
the impact of recessions, slow economic growth, disruptions in the U.S. government or banking system, disruptions in a major geoeconomic region, or equity or commodity markets and high levels of unemployment in the U.S. and abroad, which may impact all or a portion of the housing markets in which we and our franchisees operate;

◦
legislative, tax or regulatory changes (including changes in regulatory interpretations or enforcement practices) that would adversely impact the residential real estate market, including changes relating to the Real Estate Settlement Procedures Act ("RESPA"), potential reforms of Fannie Mae and Freddie Mac, and potential tax code reform;

◦	a decrease in housing affordability;

◦	high levels of foreclosure activity;

◦
changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, as well as the potential impact of decisions to rent versus purchase a home; and

◦
the inability or unwillingness of current homeowners to purchase their next home due to various factors, including limited or negative equity in their current home, difficult mortgage underwriting standards, attractive rates on existing mortgages and the lack of available inventory in their market;

•
increased competition whether through traditional competitors or competitors with alternative business models, including companies employing technologies intended to disrupt the traditional brokerage model, as well as eliminating brokers or agents from, or minimizing the role they play in, the homesale transaction;

•
competition for more productive sales associates, sales associate teams, and manager talent may continue to impact the ability of our company owned brokerage business and our affiliated franchisees to attract and retain independent sales associates, either individually or as members of a team, without significantly impacting the commission split rates currently paid by our company owned brokerages and our affiliated franchisees;

•	our geographic and high-end market concentration, particularly with respect to our company owned brokerage operations;

•	our inability to enter into franchise agreements with new franchisees at current net effective royalty rates, or to realize royalty revenue growth from them;

•
our inability to renew existing franchise agreements at current net effective royalty rates or without increasing the amount and prevalence of non-standard incentives, or to maintain or enhance our value proposition to franchisees;

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

•	loss or attrition among our senior executives, other key employees or our inability to recruit top talent;

•	our inability to achieve or maintain cost savings and other benefits from our restructuring activities;

•
our inability to realize the benefits from acquisitions due to the loss of key personnel or productive agents of the acquired companies, as well as the possibility that expected benefits and synergies of the transactions may not be achieved in a timely manner or at all;

•
our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes in laws and regulations or stricter interpretations of regulatory requirements, including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales associates to employee status, (2) RESPA or state consumer protection or similar laws and (3) privacy or data security laws and regulations;

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

•
risks that could materially adversely impact our equity investment in our mortgage origination joint venture, including increases in mortgage rates, the impact of joint venture operational or liquidity risks, the impact of a transition from our current joint venture to our new joint venture, regulatory changes, litigation, investigations and inquiries or any termination of the venture;

•
any remaining resolutions or outcomes with respect to contingent liabilities of our former parent, Cendant Corporation ("Cendant"), under the Separation and Distribution Agreement and the Tax Sharing Agreement (described elsewhere in this Annual Report and incorporated by reference as exhibits to this Annual Report), including any adverse impact on our future cash flows; and

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
TRADEMARKS AND SERVICE MARKS
We own or have rights to use the trademarks, service marks and trade names that we use in conjunction with the operation of our business. Some of the more important trademarks that we own or have rights to use that appear in this Annual Report include the CENTURY 21®, COLDWELL BANKER®, ERA®, CORCORAN®, COLDWELL BANKER COMMERCIAL®, SOTHEBY’S INTERNATIONAL REALTY®, BETTER HOMES AND GARDENS®, ZIPREALTY® and ZAPLABSSM marks, which are registered in the United States and/or registered or pending registration in other jurisdictions, as appropriate to the needs of our relevant business. Each trademark, trade name or service mark of any other company appearing in this Annual Report is owned by such company.
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
Realogy Holdings is not a party to the Senior Secured Credit Facility and Term Loan A Facility and certain references in this Annual Report to our consolidated indebtedness exclude Realogy Holdings with respect to indebtedness under the Senior Secured Credit Facility and Term Loan A Facility. In addition, while Realogy Holdings is a guarantor of Realogy Group's obligations under its unsecured notes, Realogy Holdings is not subject to the restrictive covenants in the indentures governing such indebtedness.
As used in this Annual Report, the terms "3.375% Senior Notes," "4.50% Senior Notes," "5.25% Senior Notes" and "4.875% Senior Notes" refer to our 3.375% Senior Notes due 2016 (paid in full at maturity in 2016), our 4.50% Senior Notes due 2019, our 5.25% Senior Notes due 2021 and our 4.875% Senior Notes due 2023, respectively, and referred to collectively as "Unsecured Notes."
Item 1.    Business.
Our Company
We are the preeminent and most integrated provider of residential real estate services in the U.S. We are the world's largest franchisor of residential real estate brokerages with some of the most recognized brands in the real estate industry, the largest owner of U.S. residential real estate brokerage offices, one of the largest U.S. and a leading global provider of outsourced employee relocation services and a significant provider of title and settlement services.
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
Real Estate Franchise Services. We are the largest franchisor of residential real estate brokerages in the world through our portfolio of well-known brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate. At December 31, 2016, our real estate franchise systems (inclusive of our company owned brokerage operations) had approximately 14,100 offices worldwide in 112 countries and territories. This included approximately 6,000 brokerage offices in the U.S. and approximately 273,200 independent sales associates worldwide, including approximately 186,300 independent sales associates operating under our franchise and proprietary brands in the U.S. The average tenure among U.S. franchisees is approximately 21 years as of December 31, 2016. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology including the Zap® technology platform described below, training and education to facilitate our franchisees in growing their business and increasing their revenue and profitability. We believe that one of our strengths is the strong relationships that we have with our franchisees, as evidenced by our 98% retention rate as of December 31, 2016. Our retention rate represents the annual franchisee gross commission income for the year ended December 31, 2015 generated by our franchisees that remain in our franchise systems as of December 31, 2016, measured against the annual gross commission income of all franchisees for the year ended December 31, 2015.
Our wholly-owned subsidiary, ZapLabs LLC (which changed its name from ZipRealty LLC in 2016) is the developer of our proprietary technology platform for the real estate brokerages and independent sales associates in our franchise system as well as their customers. During 2016, we rolled out ZapLabs' comprehensive, integrated Zap technology platform to approximately 1,110 franchisees, bringing the total enrolled to 1,500 at December 31, 2016 of our approximately 2,600 franchisees. Consistent with our previously disclosed plan, we anticipate rolling this product out to a majority of our remaining franchisees within the next twelve months. We believe the Zap technology platform will increase the value proposition to franchisees, independent sales associates and customers as well as improve the productivity of independent sales associates.
Company Owned Real Estate Brokerage Services. We own and operate the largest residential real estate brokerage business in the U.S. under the Coldwell Banker®, Corcoran®, Sotheby's International Realty®, ZipRealty® and Citi HabitatsSM brand names. We offer full-service residential brokerage services through approximately 790 company owned brokerage offices with approximately 47,500 independent sales associates in more than 50 of the 100 largest metropolitan areas of the U.S. NRT, as the broker for a home buyer or seller, derives revenues primarily from gross commission income received at the closing of real estate transactions. NRT also has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. To complement its residential brokerage services, NRT offers home ownership services that include comprehensive single-family residential property management in many of the nation's largest rental markets. In addition, we participate in the mortgage process through our 49.9% ownership of PHH Home Loans LLC ("PHH Home Loans"), our home mortgage venture with PHH. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Recent Developments" for information regarding the formation of our new mortgage origination joint venture.
Relocation Services. We are a leading global provider of outsourced employee relocation services. We are one of the largest providers of such services in the U.S. and also operate in key international relocation destinations. We offer a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for the employee and employer. Our relocation services business serves corporations, including 56% of the Fortune 50 companies. We also service affinity organizations such as insurance companies and credit unions that provide our services to their members. In 2016, we assisted in approximately 163,000 corporate and affinity relocations in nearly 150 countries for approximately 800 active clients. As of December 31, 2016, our top 25 relocation clients had an average tenure of approximately 20 years with us. Member brokers of the Cartus Broker Network, including certain franchisees and NRT, receive referrals from the relocation services, affinity services and from each other in exchange for a referral fee.
Title and Settlement Services. We assist with the closing of real estate transactions by providing full-service title and settlement (i.e., closing and escrow) services to customers, real estate companies, including our company owned real estate brokerage and relocation services businesses, as well as a targeted channel of large financial institution clients. In 2016, TRG was involved in the closing of approximately 204,000 transactions of which approximately 60,000 related to NRT. In addition to our own title and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution and relocation clients on a national basis. We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions.
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
Industry Trends
Industry definition.  We primarily operate in the U.S. residential real estate industry, which is approximately a $1.7 trillion industry based on 2016 transaction volume (i.e. average homesale price times number of new and existing homesale transactions) and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than those of new homes. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent one of the most attractive segment of the residential real estate industry for the following reasons:

•
the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 6.0 million homesales in the U.S. in 2016, NAR estimates that approximately 5.5 million were existing homesales, representing approximately 91% of the overall sales as measured in units;

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

•
while substantially all homebuyers start their search for a home using the internet, according to NAR, 88% of homes were sold using an agent or broker in 2016 compared to 79% in 2001. We believe that the enhanced service and value offered by a traditional agent or broker is such that using a traditional agent or broker will continue to be the primary method of buying and selling a home in the long term.

Cyclical nature of industry.  The U.S. residential real estate industry is cyclical, but has historically shown strong growth over time. Based on information published by NAR, existing homesale units increased at a compound annual growth rate, or CAGR, of 2.0% from 1972 through 2016, with 28 annual increases, versus 16 annual decreases. During that same period, median existing homesale prices increased at a CAGR of 4.9% (not adjusted for inflation) from 1972 through 2016, a period that included four economic recessions. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) grew at a CAGR of 7.0% from 1972 through 2016.
Commencing in the second half of 2005 and continuing through 2011, the U.S. residential real estate industry was in a significant and lengthy downturn. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale transactions declined by 40% and the median existing homesale price declined by 24%.
Beginning in 2012, the U.S. residential real estate industry began its recovery with the first two years—2012 and 2013—showing double digit volume growth with single digit annual growth thereafter. Based upon data published by NAR from

2011 to 2016, the number of annual U.S. existing homesale units and the median existing homesale price improved by 28% and 41%, respectively.
Long-term demographics.  We believe that long-term demand for housing and the growth of our industry is primarily driven by affordability, the economic health of the U.S. economy, demographic trends such as population growth, increases in the number of U.S. households, low interest rates, increases in renters that qualify as homebuyers and locally based factors. We believe that the residential real estate market will benefit over the long term from expected positive fundamentals, including the following factors:

•
based on U.S. Census data and NAR, from 1991 through 2016, the average number of existing homesale transactions as a percentage of U.S. households was approximately 4.4%, compared to an average of approximately 3.9% from 2007 through 2016. During the same period, the number of U.S. households grew from 94 million in 1991 to 126 million in 2016; and

•
according to the 2016 State of the Nation's Housing Report compiled by the Harvard Joint Center for Housing Studies, household growth is projected to average over 1.3 million annually over the coming decade. The millennial generation is poised to form millions of new households over the next decade.

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

Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry. Our real estate franchise brands are listed in the following chart, which includes information as of December 31, 2016 for both our franchised and company owned offices:

Franchise Brands (1)
Worldwide Offices (2)	7,300	3,000	2,300	850	300	180
Worldwide Brokers and Sales Associates (2)	110,800	88,400	37,900	20,300	10,900	2,100
U.S. Annual Sides	420,184	727,415	128,812	111,950	70,980	N/A
# of Countries with Owned or Franchised Operations	77	49	31	66	3	47

Characteristics	World's largest residential real estate sales organization Identified by consumers as the most recognized name in real estate Significant international office footprint	Longest running national real estate brand in the U.S. (since 1906) Known for innovative consumer services, marketing and technology	Driving value through innovation and collaboration Highest percentage of international offices among international brands	Synonymous with luxury Strong ties to auction house established in 1744 Rapid international growth	Growing real estate brand launched in July 2008 Unique relationship with a leading media company, including largest lifestyle magazine in the U.S.	A commercial real estate franchise organization Serves a wide range of clients from corporations to small businesses to individual clients and investors
_______________

(1)	Does not include Corcoran®, ZipRealty® and Citi HabitatsSM.

(2)	Includes an aggregate of 8,100 offices and 86,900 related brokers and sales associates of non-US franchisees and franchisors, based upon information they reported to us.
Real Estate Franchise Services
Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to sell new franchises, retain and expand existing franchises and most importantly, provide branding and support to our franchisees. At December 31, 2016, our real estate franchise systems had approximately 14,100 offices worldwide in 112 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 6,000 brokerage offices in the U.S.
We derive substantially all of our real estate franchising revenues from royalties received under long-term franchise agreements with our domestic franchisees (typically ten years in duration) and NRT. These royalties are based on a percentage of the franchisees' sales commission earned from closed homesale sides (either the "buy" side and/or the "sell" side of a real estate transaction), which we refer to as gross commission income. Our franchisees pay us royalties, net of volume incentives achieved (other than NRT), for the right to operate under one of our trademarks and to utilize the benefits of the franchise systems. We provide our franchisees with systems and tools that are designed to help our franchisees serve their customers, attract new or retain existing independent sales associates, and support our franchisees with servicing programs, technology including the Zap® technology platform described under "Marketing and Technology," and education, as well as branding-related marketing which is funded through contributions by our franchisees and us (including NRT). We operate and maintain an Internet-based reporting system for our domestic franchisees which generally allows them to electronically transmit listing information and other relevant reporting data to our websites. We also own and operate websites for each of our brands for the benefit of our franchisees.

RFG's domestic annual net royalty revenues from franchisees other than our company owned brokerages can be represented by multiplying (1) that year's total number of closed homesale sides in which those franchisees participated by (2) the average sale price of those homesales by (3) the average brokerage commission rate charged by these franchisees by (4) RFG's net effective royalty rate. The net effective royalty rate represents the average percentage of our franchisees' commission revenues paid to us as a royalty, net of volume incentives achieved and does not include the effect of non-standard incentives granted to franchisees. Non-standard incentives may be used as consideration for new or renewing franchisees, however, most of our franchisees do not receive these non-standard incentives. In addition, in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. The domestic royalty revenue from NRT is calculated by multiplying homesale sides by average sale price by average brokerage commission rate by 6% royalty rate. NRT does not receive volume incentives or non-standard incentives. In addition to domestic royalty revenue, RFG earns revenue from marketing fees, the preferred alliance program, international affiliates and upfront international fees. The following chart illustrates the key drivers for revenue earned by RFG:
We believe one of our strengths is the strong relationships that we have with our franchisees as evidenced by the retention rate of 98% as of December 31, 2016. Our retention rate represents the annual franchisee gross commission income for the year ended December 31, 2015 generated by our franchisees that remain in our franchise systems as of December 31, 2016, measured against the annual gross commission income of all franchisees for the year ended December 31, 2015. On average, our domestic franchisees' tenure with our brands was approximately 21 years as of December 31, 2016. During 2016, none of our franchisees (other than NRT) generated more than 1% of our real estate franchise business revenues.
The franchise agreements impose restrictions on the business and operations of the franchisees and require them to comply with the operating and identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are very limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years and require the franchisees to pay us an initial franchise fee for the franchisee's principal office plus, upon the receipt of any commission income, a royalty fee in most cases equal to 6% of their commission income. Each of our franchise systems (other than Coldwell Banker Commercial®) offers a volume incentive program, whereby each franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The volume incentive is calculated for each eligible franchisee as a progressive percentage of each franchisee's annual gross revenue (paid timely) for each calendar year. Under the current form of the franchise agreements, the volume incentive varies for each franchise system, and generally ranges from zero to 3% of gross revenues. We provide a detailed table to each franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table on an annual basis, subject to certain limitations. Our company owned brokerage offices do not participate in the volume incentive program.
Each franchise system requires all franchisees and company owned offices to make monthly contributions to marketing funds maintained by each brand. These contributions are used primarily for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations and/or other marketing-related activities, such as lead generation, all to promote and further the recognition of each brand and its independent franchisees. In addition to the contributions from franchisees and company owned offices, the Real Estate Franchise Services group is generally required to make contributions to one of the marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.

The 2014 acquisition of ZipRealty reflects the Company's ongoing commitment to enhancing the value proposition we provide to our franchisees, including technology-enabled solutions. During 2016, we continued the roll out of our ZapLabs' comprehensive, integrated Zap technology platform and at December 31, 2016 had approximately 1,500 of our approximately 2,600 franchisees using the platform. Consistent with our previously disclosed plan, we anticipate rolling this product out to a majority of our remaining franchisees over the next twelve months. ZapLabs has developed the Zap technology platform from a real estate brokerage perspective to enhance the real estate transaction experience for customers, independent sales associates and our franchisees. We believe the Zap technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers by:

•	aiding in obtaining additional homesale transactions for our franchisees and their independent sales associates;

•	connecting those associates to a predictive customer relationship management (CRM) tool; and

•	informing them with valuable client insight to help those associates increase their productivity.
Under certain circumstances, we extend conversion notes (development advance notes were issued prior to 2009) to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees' existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of independent sales associates and offices operated by independent brokerages. Many franchisees use the proceeds from the conversion notes to change stationery, signage and marketing materials, upgrade technology and websites, or to assist in acquiring companies or recruiting agents. The notes are not funded until appropriate credit checks and other due diligence matters are completed and the business is opened and operating under one of our brands. Upon satisfaction of certain revenue performance based thresholds, the notes are forgiven ratably over the term of the franchise agreement. If the revenue performance thresholds are not met, franchisees may be required to repay all or a portion of the outstanding notes.
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
We also offer third-party service providers an opportunity to market their products to our franchisees and their independent sales associates and customers through our preferred alliance program. To participate in this program, service providers generally agree to provide preferred pricing to our franchisees and/or their customers or independent sales associates and to pay us a combination of an initial licensing or access fee, subsequent marketing fees and/or commissions based upon our franchisees' or independent sales associates' usage of the preferred alliance vendors.
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
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith. The license agreement between Realogy and Meredith is for a 50-year term, with a renewal option for another 50 years at our option. We pay a licensing fee to Meridith for the use of the Better Homes and Gardens® Real Estate brand name equal to 9.0% of the net royalties earned by our Real Estate Franchise Services Segment, subject to a minimum annual licensing fee.
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
Company Owned Real Estate Brokerage Services
Through our subsidiary, NRT, we own and operate a full-service real estate brokerage business in more than 50 of the 100 largest metropolitan areas in the U.S. Our company owned real estate brokerage business operates under the Coldwell Banker® and Sotheby's International Realty® franchised brands as well as proprietary brands that we own, but do not currently franchise, such as Corcoran®, ZipRealty® and Citi HabitatsSM. As of December 31, 2016, we had approximately 790 company owned brokerage offices, approximately 5,200 employees and approximately 47,500 independent sales associates working with these company owned offices.
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2016, our average homesale broker commission rate was 2.46% which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. NRT, as a franchisee of RFG, pays a royalty fee of 6% per transaction to RFG from the commission earned on a real estate transaction. The following chart illustrates the key drivers for revenue earned by NRT:
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
At December 31, 2016, we operated approximately 90% of our offices under the Coldwell Banker® brand name, 5% of our offices under the Sotheby's International Realty® brand name and 5% of our offices under the Corcoran®, Citi HabitatsSM and ZipRealty® brand names combined. Our offices are geographically diverse with a strong presence in the east and west coast areas, where home prices are generally higher. We operate our Coldwell Banker® offices in numerous regions throughout the U.S., our Sotheby's International Realty® offices in several regions throughout the U.S, and Corcoran® offices in New York City, the Hamptons (New York), and Palm Beach, Florida.
We intend to grow our business both organically and through strategic acquisitions. To grow organically, we will focus on working with office managers to attract, retain and effectively coordinate with independent sales associates who can successfully engage and promote transactions from new and existing clients. To complement our residential brokerage services, NRT offers home ownership services that include comprehensive single-family residential property management in many of the nation's largest rental markets.
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
PHH Home Loans, our home mortgage venture with PHH, a publicly traded company, has a 50-year term, subject to earlier termination. We own 49.9% of the home mortgage venture and PHH owns the remaining 50.1%. All mortgage loans originated by the venture are sold to PHH or other third-party investors after a hold period, and PHH Home Loans does not hold any mortgage loans for investment purposes or perform servicing functions for any loans it originates. Accordingly, we have no mortgage servicing rights asset risk. See Item 7. "Management’s Discussion and Analysis of Financial Condition and Results of Operations" under the heading "Recent Developments" for information regarding the formation of our new mortgage origination joint venture.
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

•
arranging household goods moving services, approximately 64,000 domestic and international shipments in 2016, and providing support for all aspects of moving a transferee's household goods, including the handling of insurance and claim assistance, invoice auditing and quality control;

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
In 2016, we assisted in approximately 163,000 corporate and affinity relocations in nearly 150 countries for approximately 800 active clients, including 56% of the Fortune 50 companies as well as affinity organizations. Cartus has operations in the U.S. and internationally in the United Kingdom, Canada, Hong Kong, Singapore, China, India, Brazil, Germany, France, Switzerland and the Netherlands.
Substantially all homesale service transactions for clients are classified as "no risk." Under "no risk" business, the client is responsible for reimbursement of all direct expenses associated with the homesale. Such expenses include, but are not limited to, appraisal, inspection and real estate brokerage commissions. The client also bears the risk of loss on the resale of the transferee's home. Clients are responsible for reimbursement of all other direct costs associated with the relocation including, but not limited to, costs to move household goods, mortgage origination points, temporary living and travel expenses. Generally, we fund the direct expenses associated with the homesale as well as those associated with the relocation on behalf of the client and the client then reimburses us for these costs plus interest charges on the advanced funds. This limits our exposure on "no risk" homesale services to the credit risk of our clients rather than to the potential fluctuations in the real estate market or to the creditworthiness of the individual transferring employee. Historically, due to the credit quality of our clients, we have had minimal losses with respect to these "no risk" homesale services.
The "at risk" business that we conduct is minimal. In "at risk" homesale service transactions, we acquire the home being sold by relocating employees, incur the cost for all direct expenses (acquisition, carrying and selling costs) associated with the homesale and bear any loss on the sale of the home.
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
About 15% of our relocation revenue in 2016 was derived from our affinity services, which provides real estate services, including home buying and selling assistance, as well as mortgage assistance to organizations such as insurance companies and credit unions that have established members who are buying or selling a home. Often these organizations offer our affinity services to their members at no cost and, where permitted, provide their members with a financial incentive for using these services. These member benefits and services help the organizations attract new members and retain current members.
We also manage the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Cartus requires experienced brokers and independent sales associates and obtains background checks on all members of the network. Member brokers of the Cartus Broker Network receive referrals from our relocation services, affinity business and each other in exchange for a referral fee. The Cartus Broker Network closed approximately 79,000 real estate transactions in 2016 related to relocation, affinity, and broker-to-broker activity.
The following chart illustrates the key drivers for revenue generated by Cartus:

Title and Settlement Services
Our title and settlement services business, TRG, provides full-service title and settlement (i.e., closing and escrow) services to real estate companies and financial institutions. We act in the capacity of a title agent and sell title insurance to property buyers and mortgage lenders. We are licensed as a title agent in 42 states and Washington, D.C., and have physical locations in 25 states and Washington, D.C. We issue title insurance policies on behalf of large national underwriters as well as through our Dallas-based subsidiary, Title Resources Guaranty Company ("Title Resources"). Title Resources is a title insurance underwriter licensed in 29 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2016, we had approximately 439 offices, approximately 221 of which are co-located within one of our company owned brokerage offices.
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
Our company owned brokerage operations are the principal source of our title and settlement services business for homesale transactions. Other sources of our title and settlement services homesale business include our real estate franchise business, Cartus and unaffiliated brokerage operations. For refinance transactions, we generate title and escrow revenues from PHH and other financial institutions throughout the mortgage lending industry. Many of our offices have subleased space from, and are co-located within, our company owned brokerage offices. The capture rate of our title and settlement services business from company owned brokerage operations was approximately 41% in 2016.
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

Competition
Real Estate Brokerage Industry. The residential real estate brokerage industry is highly competitive with low barriers to entry for new participants. Recruitment and retention of independent sales associates and independent sales associate teams are critical to the business and financial results of a brokerage—whether or not they are affiliated with a franchisor. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales associates, notwithstanding the growing influence of internet-generated leads. Competition for independent sales associates in our industry is high and has intensified particularly with respect to more productive independent sales associates.  Competition for independent sales associates is generally subject to numerous factors, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales associates), other expenses charged to independent sales associates, leads or business opportunities generated for the independent sales associate from the brokerage, independent sales associates' perception of the value of the broker's brand affiliation, marketing and advertising efforts by the brokerage, the office manager, staff and fellow independent sales associates with whom they collaborate daily and technology, continuing professional education, and other services provided by the brokerage. See "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Key Drivers" for a discussion of the various compensation models being utilized by real estate brokerages to compensate their independent sales associates.
According to NAR, approximately 41% of individual brokers and independent sales associates are affiliated with a franchisor. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value that the franchisor provides to enhance the franchisee's ability to grow its business and improve the recruitment, retention and productivity of its independent sales associates. The value provided by a franchisor encompasses many different aspects including the quality of the brand, tools, technology, marketing and other services, such as the availability of financing, provided to the franchisees, and the fees the franchisees must pay. Our largest national competitors in this industry include, but are not limited to, three large franchisors: Keller Williams Realty, Inc.; HSF Affiliates LLC (a joint venture controlled by HomeServices of America that operates Berkshire Hathaway HomeServices, Prudential Real Estate and Real Living Real Estate); and RE/MAX International, Inc.
Our Company owned brokerages compete with national independent real estate brokerages, franchisees of national and regional real estate franchisors -- including our own brands and the other national franchisors described in the preceding paragraph -- regional independent real estate brokerages and discount and limited service brokerages. We and others within the industry also encounter competition from companies employing technologies intended to disrupt the traditional brokerage model including the elimination of brokers or agents from the transaction.
The ability of our real estate brokerage franchisees and our company owned brokerage businesses to successfully compete is important to our prospects for growth. Their ability to compete may be affected by the performance of independent sales associates, the location of offices and target markets, the services provided to independent sales associates, the fees charged to independent sales associates, the number and nature of competing offices in the vicinity, affiliation with a recognized brand name, community reputation, technology and other factors. A franchisee's success may also be affected by national, regional and local economic conditions.
We estimate that our U.S. market share of all existing homesale transaction volume was approximately 15.7% in 2016, a decline of approximately 1.0% since 2014 and that our U.S. market share for all existing homesale transactions was approximately 13.5% in 2016, a decline of approximately 0.4% since 2014. We measure our market share transaction volume by the ratio of (a) the existing homesale transaction volume in which we and our franchisees participate to (b) NAR's existing homesale transaction volume—calculated by doubling the number of existing homesale transactions reported by NAR to account for both the buy and sell sides of a transaction multiplied by average sales price. Transaction market share is calculated similarly but without including average sales price in either the numerator or denominator.
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
Marketing and Technology
Real Estate Franchise Operations. Each of our franchise brands operates a marketing fund that is funded by our franchisees and us. The primary focus of each marketing fund is to build and maintain brand awareness, which is accomplished through a variety of media, including increased use of Internet advertising. Our Internet presence, for the most part, features our entire listing inventory on our brand websites in our regional and national markets, plus community profiles, home buying and selling advice, relocation tips and mortgage financing information. Each brand manages a comprehensive system of marketing tools, systems and sales information and data that can be accessed through free-standing brand intranet sites to assist independent sales associates in becoming the best marketer of their listings. In addition to the Sotheby's International Realty® brand, a leading luxury brand, our franchisees and our company owned brokerages also participate in luxury marketing programs, such as Century 21 Fine Homes & Estates®, Coldwell Banker Previews International®, ERA® International Collection and Better Homes and Gardens® real estate Distinctive Collection.
According to NAR, among buyers who used the Internet during their home search, 89% of buyers found photos and 85% found detailed information about properties for sale very useful. Advertising is primarily used by the brands to drive consumers to their respective websites. Significant focus is placed on developing websites for each brand to create value to the real estate consumer. Each brand website focuses on streamlined, easy search processes for listing inventory and rich descriptive details and multiple photos to market the real estate listing. Additionally, each brand website serves as a national distribution point for independent sales associates to market themselves to consumers to enhance the customer experience. We also place significant emphasis on distributing our real estate listings with third-party websites to expand a homebuyer's access to such listings, at times enhancing the presentation of the listings on third-party websites to make the listings more attractive to consumers. Consumers seeking more detailed information about a particular listing on a third-party website are able to click through to a brand website or a company owned brokerage website or telephone the franchisee or company owned brokerage directly.
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
The 2014 acquisition of ZipRealty reflects the Company's ongoing commitment to enhancing the value proposition we provide to our franchisees, including technology-enabled solutions. During 2016, we continued the roll out of our ZapLabs' comprehensive, integrated Zap technology platform and at December 31, 2016 had approximately 1,500 of our approximately 2,600 franchisees using the platform. Consistent with our previously disclosed plan, we anticipate rolling this product out to a majority of our remaining franchisees over the next twelve months. We believe the Zap technology platform will increase the value proposition to our franchisees, their independent sales associates and their customers by:

•	aiding in obtaining additional homesale transactions for our franchisees and their independent sales associates;

•	connecting those associates to a predictive customer relationship management (CRM) tool; and

•	informing them with valuable client insight to help those associates increase their productivity.
ZapLabs has developed the Zap technology platform from a real estate brokerage perspective to enhance the real estate transaction experience for customers, independent sales associates and our franchisees.
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
Education
Each real estate brand provides continuing education materials to its franchisees to assist them in ongoing business operations. Each brand's engagement program contains different materials and delivery methods. The marketing materials include a detailed description of the services offered by our franchise systems (which will be available to the independent sales associate). Live instructors at conventions and orientation seminars deliver some engagement modules while other modules can be viewed by brokers anywhere in the world through virtual classrooms over the Internet. Most of the programs and materials are then made available in electronic form to franchisees over the respective system's private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.
Employees
At December 31, 2016, we had approximately 11,800 employees, including approximately 830 employees outside of the U.S. None of our employees are represented by a union. We believe that our employee relations are good.
Government Regulation
Franchise Regulation. In the U.S., the sale of franchises is regulated by various state laws, as well as by the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, several states have "franchise relationship laws" or "business opportunity laws" that limit the ability of the franchisor to terminate franchise agreements or to withhold consent to the renewal or transfer of these agreements. The states with relationship or other statutes governing the termination of franchises include Alaska, Arkansas, California, Connecticut, Delaware, Hawaii, Idaho, Illinois, Indiana, Iowa, Kentucky, Maryland, Michigan, Minnesota, Mississippi, Missouri, Nebraska, New Jersey, Rhode Island, Virginia, Washington and Wisconsin. Puerto Rico and the Virgin Islands also have statutes governing termination of franchises. Some franchise relationship statutes require a mandated notice period for termination and some require a notice and cure period. In addition, some require that the franchisor demonstrate good cause for termination. These statutes do not have a substantial effect on our operations because our franchise agreements generally comport with the statutory requirements for cause for termination, and they provide notice and cure periods for most defaults. When the franchisee is granted a statutory period longer than permitted under the franchise agreement, we extend our notice and/or cure periods to match the statutory requirements. In some states, case law requires a franchisor to renew a franchise agreement unless a franchisee has given cause for non-renewal. Failure to comply with these laws could result in civil liability to the affected franchisees. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. Internationally, many countries have similar laws affecting franchising.
Real Estate Regulation. RESPA and state real estate brokerage laws restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent impose limitations on preferred alliance and other arrangements involving our real estate franchise, real estate brokerage, settlement services and relocation businesses or the business of our mortgage origination joint venture. In addition, with respect to our company owned real estate brokerage, relocation and title and settlement services businesses as well as our mortgage origination joint venture, RESPA and similar state laws require timely disclosure of certain relationships or financial interests with providers of real estate settlement services.
RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between brokers and agents and market-based fees for the provision of actual goods or services.  In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met.  We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA.  RESPA compliance, however, has become a greater challenge in recent years for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of changes in the regulatory environment and expansive interpretation of RESPA or similar state statutes by certain courts.
Pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act ("Dodd-Frank"), administration of RESPA has been moved from the Department of Housing and Urban Development ("HUD") to the Consumer Financial Protection Bureau (the "CFPB"). The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than HUD and has significantly increased the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify or terminate long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements. Beyond the CFPB enforcement practices, the new practices have triggered private RESPA litigation, including an action filed against us, our joint venture and PHH that is described in Note 14, "Commitments and Contingencies—Litigation", to our consolidated financial statements included elsewhere in this Annual Report, and narrower interpretations of state statutes similar to RESPA and enforcement proceedings of those statutes by state regulatory authorities.
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
Dodd-Frank Act. Dodd-Frank endows the CFPB with rule making, examination and enforcement authority involving consumer financial products and services, including mortgage finance.  The CFPB has issued a myriad of proposed and final rules which could materially and adversely affect the mortgage and housing industries.  Dodd-Frank establishes new standards and practices for mortgage originators, including determining a prospective borrower's ability to repay its mortgage and restricting the fees that mortgage originators may collect.
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
Any of the following could halt or limit a recovery in the housing market and have a material adverse effect on our business by causing a lack of sustained growth or a decline in the number of homesales and/or prices which in turn, could adversely affect our revenues and profitability:

•	high levels of unemployment and the continued slow recovery of wages;

•	a period of slow economic growth or recessionary conditions;

•	increasing mortgage rates and down payment requirements and/or constraints on the availability of mortgage financing;

•	weak credit markets;

•	insufficient or excessive regional home inventory levels;

•	a low level of consumer confidence in the economy and/or the residential real estate market due to macroeconomic events domestically or internationally;

•	instability of financial institutions;

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
Increased competition due to new entrants and changing practices of existing competitors has put, and could continue to put, downward pressure on brokerage commissions, which could negatively impact our revenues and profitability. In addition, if sales associates are paid a higher proportion of the commissions earned on a homesale transaction, the operating margins of our company owned residential brokerages or our franchisees could be adversely affected. Similarly, we could be negatively affected if the net effective royalty rate for our real estate franchise segment receives from our franchisees falls.
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
We could be negatively impacted by any rising interest rate environment. As mortgage rates rise, the number of homesale transactions may decrease as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home, and potential home buyers choose to rent rather than pay higher mortgage rates. An increase in mortgage rates would also be expected to reduce the number of homesale refinancing transactions, which could materially adversely impact our earnings from our mortgage origination joint venture as well as the revenue stream of our title and settlement services segment. Changes in the Federal Reserve Board's policies, the interest rate environment and mortgage market are beyond our control, are difficult to predict and could have a material adverse effect on our business, results of operations and financial condition.
Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could adversely affect our revenues and profitability.
Our subsidiary, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. NRT realizes 57% of its revenues in California, Florida and the New York metropolitan area. For the year ended December 31, 2016, NRT realized approximately 26% of its revenues from California, 22% from the New York metropolitan area and 9% from Florida. A downturn in residential real estate demand or economic conditions that is concentrated in these regions could result in a decline in NRT's total gross commission income and profitability disproportionate to the downturn experienced throughout the U.S. and could have a material adverse effect on us. In addition, given the significant geographic overlap of our title and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have a disproportionate adverse effect on our title and settlement services business as well. A downturn in residential real estate demand or economic conditions in these states could result in a decline in our overall revenues and have a material adverse effect on us.
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
Our real estate franchise services segment receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of our real estate franchise services segment are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions are not sustained or do not continue to improve or if our franchisees become less competitive, our franchisees' financial results may worsen and our royalty revenues may decline. In addition, we may have to increase our bad debt and note reserves. We may also have to terminate franchisees due to non-payment.
If franchisees fail to renew their franchise agreements, or if we decide to restructure franchise agreements in order to induce franchisees to renew these agreements, then our royalty revenues may decrease, and profitability may be lower than in the past due to reduced net royalty rates and higher non-standard incentives.
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

Our company owned brokerage business, like that of our franchisees, generally faces intense competition. We compete with national and regional independent real estate brokerages and franchisors, franchisees of our brands and other real estate franchisors and discount and limited service brokerages. Real estate brokers typically compete for sales and marketing business primarily on the basis of services offered, reputation, utilization of technology, personal contacts and brokerage commission.

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

•
Our average homesale commission rate per side in our Company Owned Real Estate Services segment has declined from 2.62% in 2002 to 2.46% for the year ended December 31, 2016. As with our real estate franchise business, a decrease in the average brokerage commission rate may adversely affect our revenues.

•
We also compete for the services of qualified licensed independent sales associates. Some of the firms competing for sales associates use different models of compensating agents, which may be appealing to certain agents and hinder our ability to attract and retain those agents. The ability of our company owned brokerage offices to retain independent sales associates is generally subject to numerous factors, including the sales commissions they receive and their perception of brand value. Competition for sales associates could reduce the commission amounts retained by our Company after giving effect to the split with independent sales associates and possibly increase the amounts that we spend on marketing.
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
We may not successfully develop Zap® product enhancements and may not complete the roll-out to our Company owned brokerages and increase the technology adoption by independent sales associates and customers in the franchise system which could adversely affect our results of operations.
We may incur unforeseen expenses in the development of enhancements to the Zap platform. In addition, we may be unable to attract and retain employees involved in developing the technology due to the low levels of unemployment in the areas around the ZapLabs offices. Furthermore, there can be no assurance that independent sales associates in our franchise system, including those affiliated with our Company owned brokerages, or customers will use the Zap platform or related products. Our inability to increase adoption of the platform by independent sales associates and customers and related associate productivity could adversely affect our results of operations.
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
At varying times, we have pursued an active acquisition strategy as a means of strengthening our geographic footprint, and expanding our scope of operations. We have also focused on integrating acquisitions into our operations to achieve economies of scale. The success of our future acquisition strategy will continue to depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and for target companies to find our acquisition proposals more favorable than those made by other competitors.
Loss or attrition among our senior executives or other key employees and our inability to develop our existing workforce and to recruit top talent could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, our ability to develop the skills and talent of our workforce and our ability to recruit and retain top talent. Our ability to retain our executive officers and key employees, particularly those with significant experience in the residential real estate market, is generally subject to numerous factors, including the compensation and benefits we pay. If we were to lose several of our executive officers or key employees in a relatively short period of time and were unable to promptly fill their positions with comparably qualified individuals, our business may be adversely affected.
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
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages and penalties.  Adverse outcomes may harm our business and financial condition.  Such litigation and other proceedings may include, but are not limited to:

•
actions relating to claims alleging violations of RESPA (see Strader litigation described in Note 14, "Commitments and Contingencies—Litigation", to our consolidated financial statements included elsewhere in this Annual Report) or state consumer fraud statutes, intellectual property, copyrights, commercial arrangements, franchising arrangements, negligence and fiduciary duty claims arising from franchising arrangements or company owned brokerage operations;

•	employment law claims, including claims challenging the classification of sales associates as independent contractors as well as wage and hour and joint employer claims;

•	cybersecurity incidents, theft and data breach claims;

•	actions against our title company for defalcations on closing payments or alleging it knew or should have known others were committing mortgage fraud;

•	brokerage disputes like the failure to disclose hidden defects in the property as well as other brokerage claims associated with listing information and property history;

•	vicarious or joint liability based upon the conduct of individuals or entities traditionally outside of our control, including franchisees and independent sales associates;

•	antitrust and anti-competition claims;

•	general fraud claims; and

•	compliance with wage and hour regulations.
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
Our business, including our ability to attract employees and independent sales associates, increasingly depends upon the use of sophisticated information technologies and systems, including technology and systems (cloud solutions, mobile and otherwise) utilized for communications, marketing, productivity tools, lead generation, records of transactions, business records (employment, accounting, tax, etc.), procurement, call center operations and administrative systems. The operation of these technologies and systems is dependent upon third-party technologies, systems and services, for which there are no assurances of continued or uninterrupted availability and support by the applicable third-party vendors on commercially reasonable terms. We also cannot assure that we will be able to continue to effectively operate and maintain our information technologies and systems. In addition, our information technologies and systems are expected to require refinements and enhancements on an ongoing basis, and we expect that advanced new technologies and systems will continue to be introduced. We may not be able to obtain such new technologies and systems, or to replace or introduce new technologies and systems as quickly as our competitors or in a cost-effective manner. Also, we may not achieve the benefits anticipated or required from any new technology or system, and we may not be able to devote financial resources to new technologies and systems in the future.
Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.
Global cybersecurity threats and incidents can range from uncoordinated individual attempts to gain unauthorized access to information technology systems to sophisticated and targeted measures known as advanced persistent threats, directed at the Company and/or its third-party service providers. In the ordinary course of our business, we and our third-party service providers collect and store sensitive data, including our proprietary business information and intellectual property, and that of our clients and personally identifiable information of our customers. Additionally, we increasingly rely on third-party data processing and storage providers, including cloud solution providers. The secure processing, maintenance and transmission of this information are critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures. While we and our third-party service providers have experienced, and expect to continue to experience, these types of threats and incidents, none of them to date have been material to the Company. Although we employ measures to prevent, detect, address and mitigate these threats (including access controls, data encryption, penetration testing, vulnerability assessments and maintenance of backup and protective systems), and conduct diligence on the security measures employed by key third-party service providers, cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties, including personally identifiable information) and the disruption of business operations. Our corporate errors and omissions and cybersecurity breach insurance may be insufficient to compensate us for losses that may occur. The potential consequences of a material cybersecurity incident include regulatory violations, reputational damage, litigation with third parties, diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.
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
We do not control our mortgage joint venture and our partner, as the managing partner of that venture, may make decisions that are contrary to our best interests.
Under our Operating Agreement governing our existing mortgage origination joint venture, we own a 49.9% equity interest but do not have control of the operations of the joint venture. Rather, our joint venture partner, PHH, is the managing partner of the venture and may make decisions with respect to the operation of the venture, which may harm the joint venture or be contrary to our best interests and may adversely affect our results of operations or equity interest in the joint venture.
The earnings and dividends we receive from our current mortgage origination joint venture may be materially adversely affected by developments in the mortgage industry as well as operational, regulatory or liquidity risks to the joint venture or PHH.
Our current mortgage origination joint venture may continue to be materially adversely impacted by changes affecting the mortgage industry, including but not limited to regulatory changes, increases in mortgage interest rates and decreases in operating margins. Earnings and dividends from the venture also could be materially adversely affected by the impact and outcome of litigation and investigations affecting the joint venture or our partner as well as operational or liquidity risks to the joint venture or our partner.

We may not be able to commence our new mortgage origination joint venture in a timely manner or at all and may not realize the expected benefits from the new venture.
We and Guaranteed Rate, Inc., one of the largest independent retail mortgage companies in the United States, have agreed to form a new joint venture, Guaranteed Rate Affinity LLC ("Guaranteed Rate Affinity"), which is expected to begin doing business in June 2017. Commencement of operations is subject to the closing of an asset purchase agreement under which Guaranteed Rate Affinity will acquire certain assets of the mortgage operations of PHH Home Loans LLC, the existing joint venture between Realogy and PHH Mortgage Corporation, including its four regional mortgage origination and processing centers and employees across the United States. There can be no assurance that the asset purchase agreement will be consummated or that Guaranteed Rate Affinity will commence operations in a timely manner or at all.
The new mortgage origination joint venture is structured in a manner similar to the existing joint venture and will be subject to many of the same risks. In addition, we may not realize the expected benefits (including anticipated earnings and dividends) from the new venture.
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
In addition, we rely on the collection and use of personal information from customers to conduct our business. We disclose our information collection and dissemination practices in a published privacy statement on our websites, which we may modify from time to time. We may be subject to legal claims, government action and damage to our reputation if we act or are perceived to be acting inconsistently with the terms of our privacy statement, customer expectations or state, national and international regulations. The occurrence of a significant claim in excess of our insurance coverage in any given period could have a material adverse effect on our financial condition and results of operations during the period. In the event we or the vendors with which we contract to provide services on behalf of our customers were to suffer a breach of personal information, our customers, such as our Cartus corporate or affinity clients, franchisees, independent sales associates and lender channel clients, could terminate their business with us. Further, we may be subject to claims to the extent individual employees or independent contractors breach or fail to adhere to Company policies and practices and such actions jeopardize any personal information. In addition, concern among potential home buyers or sellers about our privacy practices could result in regulatory investigation, especially in the European Union as related to its Data Privacy Directive or the General Data Protection Regulation once it becomes effective. Additionally, concern among potential home buyers or sellers could keep them from using our services or require us to incur significant expense to alter our business practices or educate them about how we use personal information.

We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses. These escrow and trust deposits totaled $415 million at December 31, 2016.
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
At December 31, 2016, $205 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of our relocation services business under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. The securitization markets have experienced, and may again experience, significant disruptions which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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
Our company owned real estate brokerage business, our relocation business, our mortgage origination joint venture, our title and settlement service business and the businesses of our franchisees (excluding commercial brokerage transactions) must comply with the Real Estate Settlement Procedures Act ("RESPA"). RESPA and comparable state statutes prohibit providing or receiving payments, or other things of value, for the referral of business to settlement service providers in connection with the closing of real estate transactions involving federally-backed mortgages.  RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between brokers and agents, fees splits between brokers, and market-based fees for the provision of actual goods or services.  In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met.  We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA.  RESPA, however, has become a greater challenge in recent years for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of changes in the regulatory environment and expansive interpretation of RESPA or similar state statutes by certain courts. With the passage of Dodd-Frank in 2010, primary responsibility for enforcement of RESPA has shifted to the CFPB.  The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than the prior regulatory authority (the Department of Housing and Urban Development) and has become significantly more active in the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify or terminate long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements.  RESPA also has been invoked by plaintiffs in private litigation for various purposes, including an action filed against us, our joint venture and PHH that is described in Note 14, "Commitments and Contingencies—Litigation"to our consolidated financial statements included elsewhere in this Annual Report, and narrower interpretations of state statutes similar to RESPA and enforcement proceedings of those statutes by state regulatory authorities.
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
Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international franchisees and master franchisees. For the year ended December 31, 2016, revenues from these operations represented approximately 2% of our total revenues. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include:

•	fluctuations in foreign currency exchange rates;

•	exposure to local economic conditions and local laws and regulations, including those relating to our employees;

•	potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.;

•	restrictions on the withdrawal of foreign investment and earnings;

•	government policies against businesses owned by foreigners;

•	onerous employment laws;

•	diminished ability to legally enforce our contractual rights and use of our trademarks in foreign countries;

•	difficulties in registering, protecting or preserving trade names and trademarks in foreign countries;

•	difficulties in complying with franchise disclosure and registration requirements in foreign countries;

•	restrictions on the ability to obtain or retain licenses required for operations;

•	withholding and other taxes on third party cross-border transactions as well as remittances and other payments by subsidiaries;

•	changes in foreign taxation structures;

•	compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act or similar laws of other countries; and

•	regional and country specific data protection and privacy laws.
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
We are significantly encumbered by our debt obligations. As of December 31, 2016, our total debt, excluding our securitization obligations, was $3,507 million (without giving effect to outstanding letters of credit). Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations.
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
The Senior Secured Credit Facility and Term Loan A Facility contain restrictive covenants, including a requirement that we maintain a specified senior secured leverage ratio, which is defined as the ratio of our total senior secured debt (net of unrestricted cash and permitted investments) to trailing four quarter Adjusted (Covenant) EBITDA. If we are unable to comply with the senior secured leverage ratio covenant or other restrictive covenants and we fail to remedy or avoid a default as permitted under the Senior Secured Credit Facility and Term Loan A Facility, there would be an "event of default" under the Senior Secured Credit Facility and Term Loan A Facility.

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
At December 31, 2016, $2,058 million of our borrowings under our Senior Secured Credit Facility and Term Loan A Facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase from their current historically low rates, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility for a portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2016.
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

•	our operating and financial performance and prospects;

•
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

We cannot provide assurance that we will continue to pay dividends or purchase shares of our common stock under our stock repurchase program.
There can be no assurance that we will have sufficient cash or surplus under Delaware law to be able to continue to pay dividends or purchase shares of our common stock under our stock repurchase program. Certain of our debt instruments contain covenants that restrict the ability of our subsidiaries to pay dividends to us and repurchase shares of our common stock. We are permitted under the terms of our debt instrument to incur additional indebtedness, which may restrict or prevent us from paying dividends on our common stock. Agreements governing any future indebtedness, in addition to those governing our current indebtedness, may not permit us to pay dividends on our common stock or repurchase shares of our common stock. Because Realogy Holdings is a holding company and has no direct operations, we will only be able to pay dividends or repurchase shares of our common stock from our available cash on hand and any funds we receive from our subsidiaries. Our title insurance underwriter is subject to regulations that limit its ability to pay dividends or make loans or advances to us, principally to protect policyholders. Under Delaware law, dividends may be payable only out of surplus, which is our assets minus our liabilities and our capital or, if we have no surplus, out of our net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. As a result, we may not pay dividends according to our policy or at all if, among other things, we do not have sufficient cash to pay the intended dividends, our financial performance does not achieve expected results or the terms of our indebtedness prohibit it.
Our Board may also suspend the payment of dividends or our stock repurchase program if the Board deems such action to be in our best interests or those of our stockholders. If we do not pay dividends, the price of our common stock must appreciate in order to realize a gain on an investment in Realogy. This appreciation may not occur and our stock may in fact depreciate in value.
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
Company owned real estate brokerage services. As of December 31, 2016, our company owned real estate brokerage segment leased approximately 4.9 million square feet of domestic office space under approximately 1,035 leases. Its corporate headquarters and one regional headquarters facility are located in leased offices at 175 Park Avenue, Madison, New Jersey. As of December 31, 2016, NRT leased 7 facilities serving as regional headquarters, 37 facilities serving as local administration, training facilities or storage, and approximately 790 brokerage sales offices under 991 leases. These offices are generally located in shopping centers and small office parks, typically with lease terms of one to five years. Included in the 4.9 million square feet is approximately 123,000 square feet of vacant and/or subleased space, principally relating to brokerage sales office consolidations.
Relocation services. Our relocation business has its main corporate operations in a leased building in Danbury, Connecticut with a lease term expiring in November 2030. There are leased offices in the U.S., located in Lisle, Illinois; Irving, Texas; Omaha, Nebraska; Folsom and San Diego, California; St. Louis Park, Minnesota; and Bellevue, Washington. International offices include leased facilities in the United Kingdom, Hong Kong, Singapore, China, Brazil, Germany, France, Switzerland, Canada and the Netherlands.
Title and settlement services. Our title and settlement services business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in December 2021.  As of December 31, 2016, this business also has leased regional and branch offices in 25 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3.    Legal Proceedings.
See Note 14, "Commitments and Contingencies—Litigation", to our consolidated financial statements included elsewhere in this Annual Report for additional information on the Company's legal proceedings, including a description of the Strader, et al. and Hall v. PHH Corporation, et al. litigation.
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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. One such case is PHH Corp. vs. Consumer

Financial Protection Bureau, No. 15-1177. On October 11, 2016, a three-judge panel of the United States Court of Appeals for the D.C. Circuit issued a decision in that case addressing the constitutionality of the CFPB's structure as a single-Director independent agency where the CFPB Director can only be removed by the President of the U.S. for "cause" as well as various important RESPA issues, including that: (1) Section 8(c)(2) of RESPA (which permits “bona fide” payments for goods and services actually performed), remains a viable exception under RESPA and does not constitute a payment for a referral in violation of RESPA where the amount paid does not exceed the reasonable market value of the goods or services; (2) new CFPB interpretations of RESPA cannot be enforced on a retroactive basis where there is reliance on prior regulatory interpretations; and (3) the CFPB is bound by the three-year statute of limitations for government enforcement of RESPA. On February 16, 2017, the full D.C. Circuit Court of Appeals agreed to hear an appeal of the October 11, 2016 decision and vacated that decision pending the appeal.
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
Market Price of Common Stock
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLGY". As of February 21, 2017, the number of stockholders of record was 23. The following table sets forth the quarterly high and low sales prices per share of RLGY common stock as reported by the NYSE, for the years ended December 31, 2015 and 2016:

	2015		2016
	High	Low	High	Low
First Quarter	$49.32	$42.23	$36.46	$27.98
Second Quarter	$49.69	$44.80	$37.33	$27.43
Third Quarter	$49.75	$36.97	$31.48	$25.39
Fourth Quarter	$43.51	$35.96	$27.30	$21.43
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share and paid cash dividends in August and December 2016, returning a total of $26 million to stockholders in cash dividends.
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
Share Repurchase Program
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. On February 23, 2017, our Board authorized a new share repurchase program of up to $300 million of the Company's common stock, which is in addition to the $61 million remaining authorization at that date under the initial share repurchase program. As with the initial program, repurchases under the new program may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. Similarly, the new repurchase program has no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired. The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program
November 1-30, 2016	952,182	$24.19	952,182	$118,371,267
December 1-31, 2016 *	1,620,364	$25.90	1,620,364	$76,403,839
_______________

(*)	Includes 153,738 of shares purchased for which the trade date occurred in late December 2016 while settlement occurred in January 2017.

During the period January 1, 2017 through February 23, 2017, we repurchased an additional 0.6 million shares at a weighted average market price of $26.23. As of February 23, 2017, we currently have $61 million of remaining availability under our February 2016 program. The amount and timing of specific repurchases are subject to market conditions, applicable legal requirements and other factors. Repurchases may be conducted in the open market or in privately negotiated transactions.
Stock Performance Graph
The stock performance graph set forth below is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Securities and Exchange Commission.
The following graph compares Realogy's cumulative total shareholder return with the cumulative total return of the S&P 500 index and the S&P Home Builders Select Industry Index or XHB Index. We have included the XHB Index because it provides a diversified group of holdings representing home building, building products, home furnishings and home appliances, which we believe correlate with the housing industry as a whole.  A portion of our 2015 and 2016 long-term incentive compensation awards are also tied to the relative performance of our total stockholder return to that index over the three-year period ending December 31, 2017 and December 31, 2018, respectively. The cumulative total shareholder return for the index as well as the XHB Index includes the reinvestment of dividends. The graph assumes that the value of the investment in the Company's common shares, the index and the peer group was $100 on October 11, 2012 and updates the value through December 31, 2016.

Cumulative Total Return
	October 11, 2012	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016
Realogy Holdings Corp.	$100.00	$122.69	$144.65	$130.09	$107.22	$75.77
SPDR S&P Homebuilders ETF (XHB) index	$100.00	$107.42	$117.51	$130.94	$142.13	$129.64
S&P 500	$100.00	$100.07	$132.48	$150.62	$152.70	$170.96

Item 6.    Selected Financial Data.
The following table presents our selected historical consolidated financial data and operating statistics. The consolidated statement of operations data for the years ended December 31, 2016, 2015, and 2014 and the consolidated balance sheet data as of December 31, 2016 and 2015 have been derived from our audited consolidated financial statements included elsewhere herein. The statement of operations data for the year ended December 31, 2013 and 2012 and the consolidated balance sheet data as of December 31, 2014, 2013 and 2012 have been derived from our consolidated financial statements not included elsewhere herein.
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

	As of or for the Year Ended December 31,
	2016	2015	2014	2013	2012
	(In millions, except per share data and operating statistics)
Statement of Operations Data:
Net revenue	$5,810	$5,706	$5,328	$5,289	$4,672
Total expenses	5,461	5,424	5,103	5,114	5,235
Income (loss) before income taxes, equity in earnings and noncontrolling interests	349	282	225	175	(563)
Income tax expense (benefit) (a)	144	110	87	(242)	39
Equity in earnings of unconsolidated entities	(12)	(16)	(9)	(26)	(62)
Net income (loss)	217	188	147	443	(540)
Less: Net income attributable to noncontrolling interests	(4)	(4)	(4)	(5)	(3)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$213	$184	$143	$438	$(543)

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share	$1.47	$1.26	$0.98	$3.01	$(14.41)
Diluted earnings (loss) per share	$1.46	$1.24	$0.97	$2.99	$(14.41)
Weighted average common and common equivalent shares used in:
Basic	144.5	146.5	146.0	145.4	37.7
Diluted	145.8	148.1	147.2	146.6	37.7
Balance Sheet Data:
Cash and cash equivalents	$274	$415	$313	$236	$376
Securitization assets (b)	238	281	286	268	299
Total assets	7,421	7,531	7,304	7,092	7,350
Securitization obligations	205	247	269	252	261
Long-term debt, including short-term portion	3,507	3,702	3,855	3,857	4,325
Equity	2,469	2,422	2,183	2,013	1,519

	For the Year Ended December 31,
	2016	2015	2014	2013	2012
Operating Statistics:
Real Estate Franchise Services (c) (d)
Closed homesale sides (e)	1,135,344	1,101,333	1,065,339	1,083,424	988,624
Average homesale price (f)	$272,206	$263,894	$250,214	$233,011	$213,575
Average homesale brokerage commission rate (g)	2.50%	2.51%	2.52%	2.54%	2.54%
Net effective royalty rate (h)	4.46%	4.48%	4.49%	4.49%	4.63%
Royalty per side (i)	$317	$309	$296	$276	$262
Company Owned Real Estate Brokerage Services (d) (j)
Closed homesale sides (e)	335,699	336,744	308,332	316,640	289,409
Average homesale price (f)	$489,504	$489,673	$500,589	$471,144	$444,638
Average homesale brokerage commission rate (g)	2.46%	2.46%	2.47%	2.50%	2.49%
Gross commission income per side (k)	$12,752	$12,730	$13,072	$12,459	$11,826
Relocation Services
Initiations (l)	163,063	167,749	171,210	165,705	158,162
Referrals (m)	87,277	99,531	96,755	91,373	79,327
Title and Settlement Services
Purchasing title and closing units (n)	152,997	130,541	113,074	115,572	105,156
Refinance title and closing units (o)	50,919	38,544	27,529	76,196	89,220
Average fee per closing unit (p)	$1,875	$1,861	$1,780	$1,504	$1,362
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

(e)	A closed homesale side represents either the "buy" side or the "sell" side of a homesale transaction.

(f)	Represents the average selling price of closed homesale transactions.

(g)	Represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction.

(h)
Represents the average percentage of our franchisees’ commission income (excluding NRT) paid to the Real Estate Franchise Services segment as a royalty, net of volume incentives achieved. The net effective royalty rate does not include the effect of non-standard incentives granted to certain franchisees. Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 23, 21, 18, 16 and 16 basis points for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

(i)	Represents net domestic royalties earned from our franchisees (excluding NRT) divided by the total number of our franchisees’ closed homesale sides.

(j)
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

(k)
Represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing and property management transactions.

(l)	Represents the total number of transferees and affinity members served by the relocation services business.

(m)	Represents the number of referrals from which we earned revenue from real estate brokers.

(n)
Represents the number of title and closing units processed as a result of home purchases. The amounts presented include 18,930 and 13,304 purchase units as a result of the acquisitions for the year ended December 31, 2016 and 2015, respectively.

(o)
Represents the number of title and closing units processed as a result of homeowners refinancing their home loans. The amounts presented include 4,469 and 3,403 refinance units as a result of the acquisitions for the year ended December 31, 2016 and 2015, respectively.

(p)	Represents the average fee we earn on purchase title and refinancing title units.
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
RECENT DEVELOPMENTS
Debt Transactions
In January 2017, the Company completed two debt transactions which increased the borrowing capacity under the Revolving Credit Facility from $815 million to $1.05 billion and refinanced the existing Term Loan B to reduce the interest rate by 75 basis points from LIBOR plus 3.00% (with a floor of 0.75%) to LIBOR plus 2.25% (with a floor of 0.75%) and from ABR plus 2.00% to ABR plus 1.25% (with an ABR floor of 1.75%). Based upon our current debt projections for 2017, we expect our cash interest to be approximately $165 million for 2017.
Return of Capital to Stockholders
In February 2016, the Board authorized a share repurchase program of up to $275 million to enable us to return capital to stockholders while maintaining the flexibility to invest in the growth of our company through acquisitions or other strategic relationships, market expansion and innovative technologies. During 2016, we repurchased 7.1 million of our outstanding shares—including 2.6 million shares purchased during the fourth quarter—for an aggregate of $199 million purchased at a weighted average market price of $27.96 per share pursuant to this share repurchase program. From January 1, 2017 to February 23, 2017, we repurchased an additional 0.6 million shares under the plan at a weighted average market price of $26.23 per share, reducing the remaining plan balance to $61 million. The Company had approximately 140 million shares of common stock outstanding as of February 21, 2017.
On February 23, 2017, the Board authorized a new share repurchase program of up to $300 million of the Company's common stock, which is in addition to the remaining authorization under the initial share repurchase program authorized in February 2016. As with the initial program, repurchases under the new program may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. Similarly, the new repurchase program has no time limit and may be suspended or discontinued at any time.
During 2016, we also initiated a quarterly cash dividend of $0.09 per share in August 2016 and paid cash dividends in August and December 2016, returning an additional $26 million to stockholders. On February 23, 2017, the Board of Directors declared a quarterly cash dividend of $0.09 per share of the Company's common stock to be paid on March 23, 2017 to stockholders of record as of the close of business on March 9, 2017.

New Mortgage Origination Joint Venture
On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) have agreed to form a new joint venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which is expected to begin doing business in June 2017. Commencement of operations is subject to the closing of an asset purchase agreement under which Guaranteed Rate Affinity will acquire certain assets of the mortgage operations of PHH Home Loans, the existing joint venture between Realogy and PHH Mortgage Corporation, including its four regional centers and employees across the United States, but not its mortgage assets.
Guaranteed Rate Affinity will originate and market its mortgage lending services to Realogy’s real estate brokerage and relocation subsidiaries as well as other real estate brokerage and relocation companies across the country. Guaranteed Rate will own a controlling 50.1% stake of Guaranteed Rate Affinity and Realogy will own 49.9%. Guaranteed Rate will have responsibility for the oversight of the officers and senior employees of the Company who are designated to manage the Company.
The asset purchase agreement is subject to approval by PHH Corporation’s shareholders and other closing conditions and the movement of employees from the old joint venture to the new joint venture is expected to be completed in a series of phases. The initial phase is expected to occur in June 2017 and the final phase is expected to occur during the fourth quarter of 2017. Once these transactions are complete together with the monetization of Realogy's stake in the old joint venture, the Company expects to realize approximately $30 million of net cash. There can be no assurance that the asset purchase agreement will be consummated, that Guaranteed Rate Affinity will commence operations in a timely manner or at all or that the Company will receive the cash it expects from the wind down of the old joint venture and the establishment of the new joint venture.
NRT Initiatives
While NRT has historically compensated its independent sales associates using a traditional model, utilizing elements of other models depending upon the geographic market, we are placing an even greater focus on the quality of our services and the use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a more aggressive strategy to recruit and retain top performing sales associates with the overall goal of sustaining or growing market share in various markets, improving NRT's overall profitability. In addition, there will be an enhanced focus on the value proposition offered to independent sales associate teams. Results of these recruiting efforts are not expected to be realized for at least 9 to 12 months as the benefits from recruiting new independent sales associates relate mainly to new listings, not pending listings. We expect near-term moderate pressure on costs and margin from these initiatives.
Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. In the second quarter of 2016, the Company expanded the scope of restructuring activities in order to realign the Company Owned Real Estate Brokerage Services back office administration and support functions across the country. As a result of this realignment, the activities undertaken in connection with the restructuring plan are expected to be largely completed by mid-2017. Total expected restructuring costs of approximately $65 million are currently anticipated to be incurred for this initiative.

The following table reflects the total amount of restructuring costs expected to be incurred for the business optimization initiative by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
RFG	$5	$4	$1
NRT	40	27	13
Cartus	5	5	—
TRG	1	1	—
Corporate and Other	14	12	2
Total	$65	$49	$16
Cost savings related to the restructuring initiatives are estimated to be approximately $69 million on an annual run rate basis of which $33 million was realized in 2016 and another $29 million is expected to be realized in 2017. The estimated cost savings is expected to be realized on an annual run rate basis by each reportable segment as follows: $7 million at RFG, $45 million at NRT, $9 million at Cartus, $4 million at TRG and $4 million at Corporate.
CURRENT INDUSTRY TRENDS
During 2016, according to the National Association of Realtors ("NAR"), homesale transaction volume increased 8% due to an increase in the number of homesale transactions, as well as average homesale price growth. RFG and NRT homesale transaction volume on a combined basis increased 4% for the year ended December 31, 2016. At NRT specifically, we have seen the slowing of activity at the high end of the market, the cumulative impact of market share attrition, and inventory issues in the mid and lower priced homes in the major markets in which NRT operates. In 2016, NRT average homesale price and number of homesale transactions remained flat. At NRT, sales volume at the $2.5 million and higher homesale price points decreased from 19% of total volume in 2015 to 17% in 2016.
Recruitment and retention of independent sales associates and independent sales associate teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales associates, notwithstanding the growing influence of internet-generated leads. Competition for independent sales associates in our industry is high, has intensified particularly with respect to more productive independent sales associates and has resulted in a decline of our market share at NRT, as well as at RFG to a lesser extent.  Competition for independent sales associates is generally subject to numerous factors, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales associates), other expenses charged to independent sales associates, leads or business opportunities generated for the independent sales associate from the brokerage, independent sales associates' perception of the value of the broker's brand affiliation, marketing and advertising efforts by the brokerage, the office manager, staff and fellow independent sales associates with whom they collaborate daily and technology, continuing professional education, and other services provided by the brokerage. We believe that the influence of independent sales associates and independent sales associate teams has increased during the housing recovery and, together with the increasing competition from other brokerages, has negatively impacted the recruitment and retention of independent sales associates and put pressure on commission rate splits. See "Recent Developments" above for the Company's incremental actions that are being undertaken to address the competition for independent sales associates.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 165 for 2016 and 166 for 2015. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.
Mortgage rates increased approximately 75 basis points from September 30, 2016 to December 31, 2016, but continue to be at low levels by historical standards. While this increase adversely impacts housing affordability, we believe that rising wages, improving consumer confidence and a continuation of low inventory levels for the mainstream housing market will result in continued favorable demand conditions and existing homesale volume growth. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgages averaged 4.2% at December, 2016, 3.7% and 3.9% for 2016 and 2015, respectively. To the extent that mortgage rates increase further, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.

Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. was 1.7 million and 1.8 million at the end of December 2016 and December 2015, respectively. The December 2016 inventory represents a national average supply of 3.6 months at the current homesales pace which is below the 6.1 month 25-year average. Additional factors offsetting the positive impact of low mortgage rate include the ongoing rise in home prices, conservative mortgage underwriting standards and certain homeowners having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Beginning on October 3, 2015, CFPB's new three-day advance closing disclosure rule, known as TILA-RESPA Integrated Disclosure ("TRID"), became effective for new loan applications and was a significant change for the industry. The new regulations caused closing delays throughout the industry, including at Realogy for both its company-owned and franchised operations. The National Association of Realtors Economists’ Outlook report published on October 12, 2016 reported that the additional time from contract-to-close for U.S. homesales reached the peak at 5.7 days in December 2015 and has eased to 3.4 days in September 2016.
RESPA has become a greater challenge in recent years for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of changes in the regulatory environment. With the passage of Dodd-Frank in 2010, primary responsibility for enforcement of RESPA has shifted to the CFPB.  The CFPB has taken a much stricter approach toward interpretation of RESPA and related regulations than the prior regulatory authority (the Department of Housing and Urban Development) and has significantly increased the use of enforcement proceedings.  In the face of this changing regulatory landscape, various industry participants, while disagreeing with the CFPB’s narrow interpretation of RESPA, have nevertheless decided to modify or terminate long-standing business arrangements to avoid the risk of protracted and costly litigation defending such arrangements.  While we have made, and may continue to make, changes to our RESPA-related business practices, we do not expect these changes to have a material impact on our operations.
Existing Homesales
For the year ended December 31, 2016, NAR existing homesale transactions increased to 5.5 million homes or up 4% compared to 2015. For the year ended December 31, 2016, RFG and NRT homesale transactions on a combined basis increased 2% compared to 2015. Our homesale transactions were impacted by a slowing of activity in the high-end markets served by NRT, the cumulative impact of market share attrition and inventory issues in the mid and lower priced homes in many of the markets served by NRT. The annual and quarterly year-over-year trends in homesale transactions are as follows:

Number of Existing Homesales	2014 vs. 2013	2015 vs. 2014		2016 vs. 2015
Industry
NAR (a)	(3)%	6%		4%
Fannie Mae (b)	(3)%	6%		4%
Realogy
RFG and NRT Combined	(2)%	5%		2%
RFG	(2)%	3%	(c)	3%
NRT	(3)%	9%	(c)	—%

	2016 vs. 2015
Number of Existing Homesales	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Industry
NAR (a)	6%		4%	1%	6%
Fannie Mae (b)	5%		4%	—%	7%
Realogy
RFG and NRT Combined	4%		3%	—%	3%
RFG	3%	(c)	4%	1%	4%
NRT	7%	(c)	(1)%	(4)%	—%

_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

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
Since the acquisition of Coldwell Banker United occurred during the beginning of the second quarter of 2015, it did not impact the comparability of homesale transactions during the second, third and fourth quarters of 2016 compared to the same periods of 2015.
As of their most recent releases, NAR is forecasting existing homesales to increase 2% in 2017 and another 4% in 2018 while Fannie Mae is forecasting an increase in existing homesale transactions of 2% in 2017 and another 2% in 2018.
Existing Homesale Price
In 2016, NAR existing homesale average price increased 4% compared to the same period in 2015, while average homesale price increased 2% on a combined basis for RFG and NRT. The combined average homesale price increase was due to a modest shift in homesale transaction activity from higher-price homes to lower and mid-priced homes across RFG and NRT. Homes at the low to mid-price points are also experiencing continued constrained inventory levels. The annual and quarterly year-over-year trends in the price of homes are as follows:

Price of Existing Homes	2014 vs. 2013	2015 vs. 2014		2016 vs. 2015
Industry
NAR (a)	4%	4%		4%
Fannie Mae (b)	6%	6%		5%
Realogy
RFG and NRT Combined	7%	3%		2%
RFG	7%	5%	(c)	3%
NRT	6%	(2)%	(c)	—%

	2016 vs. 2015
Price of Existing Homes	First Quarter		Second Quarter	Third Quarter	Fourth Quarter
Industry
NAR (a)	4%		3%	4%	4%
Fannie Mae (b)	6%		5%	6%	6%
Realogy
RFG and NRT Combined	2%		1%	2%	3%
RFG	3%	(c)	3%	3%	4%
NRT	(2)%	(c)	(2)%	1%	2%
_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.

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
Since the acquisition of Coldwell Banker United occurred at the beginning of the second quarter of 2015, it did not impact the comparability of average homesale price during the second, third and fourth quarters of 2016 compared to the same periods of 2015.

As of their most recent releases, NAR is forecasting an increase in median existing homesale price of 4% in 2017 and another 3% in 2018 while Fannie Mae is forecasting a 6% increase in 2017 and another 4% increase in 2018.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, most of these factors are generally trending favorably. Factors that may negatively affect continued growth in the housing recovery include:

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
KEY DRIVERS OF OUR BUSINESSES
Within RFG and NRT, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction. For RFG, we also use net effective royalty rate, which represents the average percentage of our franchisees’ commission revenues payable to RFG, net of volume incentives achieved.
From 2007 through December 2013, the average homesale broker commission rate remained fairly stable; however, over the last several years we experienced a modest decline in the average broker commission rate. We expect that over the long term the average brokerage commission rates could modestly decline as a result of increases in average homesale prices and, to a lesser extent, competitors providing fewer services for a reduced fee. This is particularly relevant in periods when there is constrained housing inventory. A continuing housing recovery should result in an increase in our revenues, although such increases could be offset by modestly declining brokerage commission rates and competitive pressures.
In general, most of our third-party franchisees are entitled to volume incentives which are calculated for each franchisee as a progressive percentage of each franchisee's annual gross income.  These incentives decrease during times of declining homesale transaction volumes and increase during market recoveries when there is a corresponding increase in homesale transaction volume. We expect that over the long term, the net effective royalty rate will modestly decline as a result of increases in homesale transaction volume, consolidation of our franchisees and market pressures. In addition, several of our larger franchisees have a flat royalty rate, which will modestly reduce the Company's net effective royalty rate if their homesale transaction volume increases.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and, in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 23, 21 and 18 basis points for the years ended December 31, 2016, 2015 and 2014, respectively. We expect that the trend of increasing non-standard incentives by 3 to 4 basis points a year will continue in the future in order to attract and retain certain large franchisees.
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
While NRT has historically compensated its independent sales associates using a traditional model, utilizing elements of other models depending upon the geographic market, we are placing an even greater focus on the quality of our services and use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a more aggressive strategy to recruit and retain top performing sales associates with the overall goal of sustaining or growing market share in various markets, improving NRT's overall profitability. In addition, there will be an enhanced focus on the value proposition offered to independent sales associate teams. Results of these recruiting efforts are not expected to be realized for at least 9 to 12 months as the benefits from recruiting new independent sales associates relate mainly to new listings, not pending listings. We expect near-term moderate pressure on costs and margin from these initiatives.
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
The following table presents our drivers for the years ended December 31, 2016, 2015 and 2014. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2016	2015		2015	2014
RFG (a) (b)
Closed homesale sides	1,135,344	1,101,333	3%	1,101,333	1,065,339	3%
Average homesale price	$272,206	$263,894	3%	$263,894	$250,214	5%
Average homesale broker commission rate	2.50%	2.51%	(1) bps	2.51%	2.52%	(1) bps
Net effective royalty rate	4.46%	4.48%	(2) bps	4.48%	4.49%	(1) bps
Royalty per side	$317	$309	3%	$309	$296	4%
NRT
Closed homesale sides (c)	335,699	336,744	—%	336,744	308,332	9%
Average homesale price (d)	$489,504	$489,673	—%	$489,673	$500,589	(2%)
Average homesale broker commission rate	2.46%	2.46%	—	2.46%	2.47%	(1) bps
Gross commission income per side	$12,752	$12,730	—%	$12,730	$13,072	(3%)
Cartus
Initiations	163,063	167,749	(3%)	167,749	171,210	(2%)
Referrals	87,277	99,531	(12%)	99,531	96,755	3%
TRG
Purchase title and closing units (e)	152,997	130,541	17%	130,541	113,074	15%
Refinance title and closing units (f)	50,919	38,544	32%	38,544	27,529	40%
Average fee per closing unit	$1,875	$1,861	1%	$1,861	$1,780	5%
_______________

(a)	Includes all franchisees except for NRT.

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

(e)	The amounts presented include 18,930 and 13,304 purchase units as a result of the acquisitions for the year ended December 31, 2016 and 2015, respectively.

(f)	The amounts presented include 4,469 and 3,403 refinance units as a result of the acquisitions for the year ended December 31, 2016 and 2015, respectively.

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
Year Ended December 31, 2016 vs. Year Ended December 31, 2015
Our consolidated results were comprised of the following:

	Year Ended December 31,
	2016	2015	Change
Net revenues	$5,810	$5,706	$104
Total expenses (1)	5,461	5,424	37
Income before income taxes, equity in earnings and noncontrolling interests	349	282	67
Income tax expense	144	110	34
Equity in earnings of unconsolidated entities	(12)	(16)	4
Net income	217	188	29
Less: Net income attributable to noncontrolling interests	(4)	(4)	—
Net income attributable to Realogy Holdings and Realogy Group	$213	$184	$29
_______________

(1)
Total expenses for the year ended December 31, 2016 includes $39 million of restructuring costs, partially offset by a net benefit of $2 million for former parent legacy items. Total expenses for the year ended December 31, 2015 includes $48 million related to the loss on the early extinguishment of debt and $10 million of restructuring costs, partially offset by a net benefit of $15 million for former parent legacy items.

Net revenues increased $104 million or 2% for the year ended December 31, 2016 compared with the year ended December 31, 2015, primarily due to an increase in revenue at TRG as a result of acquisitions, as well as an increase in revenue at RFG driven by higher average homesale price and number of homesale transactions.
Total expenses increased $37 million due to:

•	a $68 million increase in operating and general and administrative expenses primarily driven by:

◦	$40 million of additional employee-related costs associated with acquisitions;

◦	a $39 million increase in variable operating costs at TRG related to higher volume primarily as a result of acquisitions; and

◦	a $3 million increase in employee-related costs primarily driven by $16 million of salary, benefits and other increases, partially offset by a decrease of $13 million due to lower incentive accruals;
partially offset by:

◦	the absence in 2016 of $6 million related to certain transaction costs associated with the acquisition of Coldwell Banker United and the settlement of a legal matter in 2015;

•	a $29 million increase in restructuring charges related to the Company's business optimization initiative due to $39 million being incurred in 2016 compared to $10 million in 2015;

•	a $15 million increase in marketing expenses mainly due to higher advertising costs at NRT and TRG primarily related to acquisitions;

•	a $14 million increase in commission expenses paid to independent real estate sales associates at NRT; and

•	a $13 million decrease in the net benefit of former parent legacy items as a result of the reduction of a tax liability in 2015.

These increases in total expenses were partially offset by:

•
a $57 million decrease in interest expense for the year ended December 31, 2016 compared to the year ended December 31, 2015. Before the mark-to-market adjustments for our interest rate swaps, interest expense decreased $43 million to $168 million in 2016 from $211 million in 2015 as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate. Mark-to-market adjustments for our interest rate swaps resulted in losses of $6 million in 2016 compared to losses of $20 million in 2015; and

•	the absence in 2016 of a $48 million loss on the early extinguishment of debt related to transactions in 2015.
Equity in earnings of unconsolidated entities declined $4 million primarily due to a $6 million decrease in earnings from PHH Home Loans.
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. Total expected restructuring costs of approximately $65 million are currently anticipated to be incurred through the end of 2017.  The Company incurred restructuring charges of $10 million in the fourth quarter of 2015 and $39 million in 2016 which consisted of personnel-related costs, facility-related costs and other restructuring-related costs. Cost savings related to the restructuring initiatives are estimated to be approximately $69 million on an annual run rate basis and are anticipated to offset some or all of our inflation-related annual cost increases. See Note 11, "Restructuring Costs", in the consolidated financial statements for additional information.
The Company's provision for income taxes was $144 million for the year ended December 31, 2016 compared to $110 million for the year ended December 31, 2015. Our effective tax rate was 40% and 37% for the year ended December 31, 2016 and December 31, 2015, respectively. The effective tax rate was positively impacted in 2016, by a reduction in valuation allowance related to our foreign tax credits, offset by an increase in our deferred tax liabilities, primarily driven by stock-based compensation shortfalls and changes to U.S. tax legislation and was positively impacted in 2015, primarily by a reduction in our deferred tax liabilities, driven by changes to state tax legislation.
Following is a more detailed discussion of the results of each of our reportable segments for the years ended December 31, 2016 and 2015:

	Revenues (a)		% Change	EBITDA (b)		% Change	Margin
	2016	2015		2016	2015		2016	2015	Change
RFG	$781	$755	3%	$516	$495	4%	66%	66%	—
NRT	4,344	4,344	—	137	199	(31)	3	5	(2)
Cartus	405	415	(2)	96	105	(9)	24	25	(1)
TRG	573	487	18	62	48	29	11	10	1
Corporate and Other	(293)	(295)	*	(78)	(121)	*
Total Company	$5,810	$5,706	2%	$733	$726	1%	13%	13%	—
Less: Depreciation and amortization				202	201
Interest expense, net				174	231
Income tax expense				144	110
Net income attributable to Realogy Holdings and Realogy Group				$213	$184
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $293 million and $295 million during the year ended December 31, 2016 and 2015, respectively.

(b)
EBITDA for the year ended December 31, 2016 includes $39 million of restructuring costs, partially offset by a net benefit of $2 million for former parent legacy items. EBITDA for the year ended December 31, 2015 includes $48 million related to the loss on early extinguishment of debt and $10 million of restructuring costs, partially offset by a net benefit of $15 million for former parent legacy items.

EBITDA before restructuring charges was $772 million for the year ended December 31, 2016 compared to $736 million the year ended December 31, 2015. EBITDA before restructuring charges by reportable segment for the year ended December 31, 2016 was as follows:

	Year Ended December 31,
	2016			2015
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring (a)	% Change
RFG	$516	$4	$520	$495	5%
NRT	137	22	159	204	(22)%
Cartus	96	4	100	106	(6)%
TRG	62	1	63	48	31%
Corporate and Other	(78)	8	(70)	(117)	*
Total Company	$733	$39	$772	$736	5%
_______________

*	not meaningful

(a)	Excludes $10 million of restructuring charges incurred in 2015 as follows: $5 million at NRT, $1 million at Cartus and $4 million at Corporate and Other.
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 13% for the year ended December 31, 2016 compared to the same period in 2015. On a segment basis, RFG's margin remained flat at 66%; however, it increased 1 percentage point to 67% excluding restructuring charges. NRT's margin declined to 3% from 5% primarily due to a decrease in revenue; however, it decreased 1 percentage point to 4% excluding restructuring charges. Cartus' margin decreased 1 percentage point to 24% from 25%; however, excluding restructuring charges, Cartus' margin decreased 1 percentage point to 25% from 26% as a result of a decrease in non-affinity referral revenue due to lower broker-to-broker volume. TRG's margin increased 1 percentage point to 11% from 10% due to an increase in resale and refinance volume.
The following table reflects RFG and NRT results on a combined basis for the year ended December 31, 2016 and 2015 and show that even with the agent and market challenges faced by NRT during 2016, the EBITDA margin for the combined segments has decreased by 1 percentage point from 15% to 14%:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2016	2015		2016	2015		2016	2015
RFG and NRT Combined	$4,832	$4,804	1%	$679	$699	(3)%	14%	15%	(1)
_______________

(a)
Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $293 million and $295 million for the year ended December 31, 2016 and 2015, respectively.

(b)	EBITDA for the combined RFG and NRT segments excludes $26 million and $5 million of restructuring charges for the year ended December 31, 2016 and 2015, respectively.
Corporate and Other EBITDA for the year ended December 31, 2016 improved by $43 million to negative $78 million primarily due to:

•	the absence of $48 million for the loss on early extinguishment of debt incurred in 2015;

•	the absence of $6 million of certain transaction costs associated with the acquisition of Coldwell Banker United and the settlement of a legal matter in 2015; and

•	a $4 million decrease in employee-related costs;
partially offset by:

•	a $13 million decrease in the net benefit for former parent legacy items as a result of a tax liability reduction in 2015; and

•	a $4 million increase in restructuring charges related to the Company's business optimization plan.

Real Estate Franchise Services (RFG)
Revenues increased $26 million to $781 million and EBITDA increased $21 million to $516 million for the year ended December 31, 2016 compared with the same period in 2015.
The increase in revenue was primarily driven by a $19 million increase in third-party domestic franchisee royalty revenue due to a 3% increase in both the average homesale price and in the number of homesale transactions. The increase in revenue was also due to a $6 million increase in other revenue primarily related to marketing-related activities and the timing of brand conferences, and a $3 million increase in international revenues. The increase in revenue was partially offset by a $3 million increase in non-standard incentives amortization during the year ended December 31, 2016 compared with the same period in 2015.
Intercompany royalties received from NRT were $282 million and $284 million during the years ended December 31, 2016 and 2015, respectively, and are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $21 million increase in EBITDA was principally due to the $26 million increase in revenues discussed above, partially offset by $4 million of restructuring costs related to the Company's business optimization plan.
Company Owned Real Estate Brokerage Services (NRT)
Revenues remained flat at $4,344 million and EBITDA declined $62 million to $137 million for the year ended December 31, 2016 compared with the same period in 2015.
Revenues remained flat as a result of a $109 million decrease primarily due to lower commission income earned on homesale transactions by our existing brokerage operations, offset by a $109 million increase in revenue primarily due to commission income earned from acquisitions. Revenues were negatively impacted by the slowing of activity in the high-end markets served by NRT, the cumulative impact of market share attrition, and inventory issues in the mid and lower priced homes in many of the markets served by NRT.
EBITDA decreased $62 million primarily due to:

•	$22 million in restructuring costs related to the Company's business optimization plan in 2016 compared to $5 million in 2015;

•	a $17 million increase in employee-related costs attributable to acquisitions;

•
a $14 million increase in commission expenses paid to independent sales associates from $2,931 million in 2015 to $2,945 million in 2016. The increase in commission expense is due to a $65 million increase related to acquisitions, partially offset by a decrease of $51 million by our existing brokerage operations;

•	a $6 million increase in occupancy costs related to acquisitions;

•	a $6 million decrease in equity earnings related to our investment in PHH Home Loans; and

•	a $4 million increase in marketing expenses primarily related to acquisitions.
These decreases were partially offset by:

•	a $2 million decrease in royalties paid to RFG from $284 million in 2015 to $282 million in 2016.
Relocation Services (Cartus)
Revenues decreased $10 million to $405 million and EBITDA decreased $9 million to $96 million for the year ended December 31, 2016 compared with the same period in 2015.
Revenues decreased $10 million as a result of a $17 million decrease in non-affinity referral revenue due to lower broker-to-broker referrals, the absence of a large group move which occurred in 2015 and lower relocation referral volume in 2016 compared to 2015, partially offset by higher average fees. The decrease was partially offset by a $7 million increase in affinity referrals due to higher transaction volume and average fees.
EBITDA decreased $9 million as a result of the $10 million decrease in revenues discussed above as well as $4 million in restructuring costs related to the Company's business optimization plan. These decreases were partially offset by a $5 million net positive impact from foreign currency exchange rates.

Title and Settlement Services (TRG)
Revenues increased $86 million to $573 million and EBITDA increased $14 million to $62 million for the year ended December 31, 2016 compared with the same period in 2015.
The increase in revenues was due to a $46 million increase in resale revenue driven by a 17% increase in resale title and closing units of which acquisitions contributed 14 percentage points, as well as a $15 million increase in refinancing revenue driven by a 32% increase in refinancing title and closing units of which acquisitions contributed 11 percentage points. Underwriter and other revenue increased $18 million and $8 million, respectively, due to the volume increases discussed above.
EBITDA increased $14 million as a result of the $86 million increase in revenues discussed above, partially offset by an increase of $39 million in variable operating costs and a $32 million increase in employee-related costs primarily related to acquisitions.
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
The $32 million increase in EBITDA was principally due to the $39 million increase in revenues and $3 million decrease in brand marketing expense discussed above, partially offset by an $11 million increase in employee-related costs, which include higher incentive performance accruals and staffing costs related to the rollout of the Zap® platform to our franchisees.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2016	December 31, 2015	Change
Total assets	$7,421	$7,531	$(110)
Total liabilities	4,952	5,109	(157)
Total equity	2,469	2,422	47
For the year ended December 31, 2016, total assets decreased $110 million primarily due to a $141 million decrease in cash and cash equivalents, a $77 million net decrease in franchise agreements and other intangible assets due to amortization and a $35 million decrease in relocation receivables due to lower volume, partially offset by a $72 million increase in goodwill and a $10 million increase in indefinite life intangible assets from acquisitions at NRT and TRG, a $22 million increase in other current assets primarily due to prepaid expenses and other receivables, a $15 million increase in other non-current assets primarily due to sales incentives and investments and a $13 million increase in property and equipment.
Total liabilities decreased $157 million primarily due to a $195 million decrease in corporate debt as a result of refinancing transactions, debt redemptions and debt amortization payments completed during 2016, a $42 million decrease in securitization obligations driven by lower relocation volume, a $27 million decrease in other non-current liabilities primarily due to settlements of interest rate swaps, net of mark-to-market changes and a $13 million decrease in accrued expenses and other current liabilities. These decreases were partially offset by a $122 million increase in deferred tax liabilities.
Total equity increased $47 million primarily due to net income of $213 million for the year ended December 31, 2016, partially offset by a $168 million decrease in additional paid in capital. The decrease in additional paid in capital is primarily due to the Company's repurchase of $195 million of common stock and $26 million of dividend payments, partially offset by stock-based compensation of $51 million.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. Given the significant reduction in our indebtedness and annual interest expense that resulted from our October 2012 initial public offering and related transactions, as well as our indebtedness repayments and refinancings, we generated positive cash flows from operations for the past four years. After giving effect to the debt refinancing transactions completed from 2013 through 2016, our outstanding indebtedness, excluding securitizations, has been reduced by approximately $818 million since the beginning of 2013. In January 2017, the Company increased the borrowing capacity under its Revolving Credit Facility from $815 million to $1.05 billion and refinanced its existing Term Loan B to reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.25%.
We intend to use future cash flow primarily to acquire stock under our share repurchase program, pay dividends, fund acquisitions, enter into strategic relationships and reduce indebtedness. In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million. Repurchases may be made at management's discretion from time to time through open market transactions, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. During 2016, we repurchased 7.1 million of our outstanding shares—including 2.6 million purchased during the fourth quarter—for an aggregate of $199 million of shares purchased throughout 2016 at a weighted average market price of $27.96 per share pursuant to this share repurchase program. From January 1, 2017 to February 23, 2017, we repurchased an additional 0.6 million shares under the plan at a weighted average market price of $26.23 per share, reducing the plan balance to $61 million.
In February 2017, our Board authorized a new share repurchase program of up to $300 million, which is in addition to the remaining authorization under the February 2016 share repurchase program. As with the initial program, repurchases under the new program may be made at management's discretion from time to time on the open market, Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. Similarly, the new repurchase program has no time limit and may be suspended or discontinued at any time.

We also initiated a quarterly cash dividend of $0.09 per share in August 2016 and paid cash dividends in August and December 2016, returning an additional $26 million to stockholders. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions (including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities), capital requirements and other factors that the Board of Directors deems relevant.
We may also from time to time seek to repurchase our outstanding notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We are currently experiencing a recovery in the residential real estate market; however, if the residential real estate market or the economy as a whole does not continue to improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
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
Cash Flows
Year ended December 31, 2016 vs. Year ended December 31, 2015
At December 31, 2016, we had $274 million of cash and cash equivalents, a decrease of $141 million compared to the balance of $415 million at December 31, 2015. The following table summarizes our cash flows for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015	Change
Cash provided by (used in):
Operating activities	$587	$550	$37
Investing activities	(190)	(209)	19
Financing activities	(535)	(237)	(298)
Effects of change in exchange rates on cash and cash equivalents	(3)	(2)	(1)
Net change in cash and cash equivalents	$(141)	$102	$(243)
For the year ended December 31, 2016, $37 million of incremental cash was provided by operating activities compared to the same period in 2015. The change was principally due to $55 million of additional cash provided by operating results and $31 million more cash provided by the net change in relocation and trade receivables. These increases were offset by $43 million more cash used for accounts payable, accrued expenses and other liabilities and $7 million more cash used for other operating activities.
For the year ended December 31, 2016, we used $19 million less cash for investing activities compared to the same period in 2015 primarily due to $32 million less cash used for acquisition related payments, partially offset by $9 million more cash used in other investing activities.

For the year ended December 31, 2016, $535 million of cash was used in financing activities compared to $237 million of cash used during the same period in 2015. For the year ended December 31, 2016, $535 million of cash was used for:

•	the repayment of $758 million to reduce the Term Loan B facility;

•	the repayment of $500 million to retire 3.375% Senior Notes at maturity;

•	$195 million for the repurchase of our common stock;

•	$41 million of quarterly amortization payments on the term loan facilities;

•	$40 million net decrease in securitization borrowings;

•	$34 million of other financing payments partially related to capital leases and interest rate swaps;

•	$26 million for payments of contingent consideration;

•	$26 million of dividend payments;

•	$16 million of debt issuance costs; and

•	$6 million of tax payments related to net share settlement for stock-based compensation;
partially offset by,

•	$750 million of proceeds from the issuance of $250 million of 5.25% Senior Notes and $500 million of 4.875% Senior Notes; and

•	$355 million proceeds from issuance of the Term Loan A-1 facility.
For the year ended December 31, 2015, $237 million of cash was used for:

•	the redemption of all of the outstanding $593 million of First Lien Notes and $196 million of First and a Half Lien Notes;

•	$24 million of other financing payments partially related to interest rate swaps and capital leases;

•	$21 million net decrease in securitization borrowings;

•	$19 million of quarterly amortization payments on the Term Loan B Facility;

•	payment of $10 million of debt transaction costs related to the Revolving Credit Facility amendment and issuance of the new Term Loan A Facility;

•	$8 million for payments of contingent consideration; and

•	$6 million of tax payments related to net share settlement for stock-based compensation;
partially offset by,

•	$435 million of proceeds from the issuance of the Term Loan A Facility; and

•	$200 million of incremental borrowings under the Revolving Credit Facility.
Year ended December 31, 2015 vs. Year ended December 31, 2014
At December 31, 2015, we had $415 million of cash and cash equivalents, an increase of $102 million compared to the balance of $313 million at December 31, 2014. The following table summarizes our cash flows for the years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014	Change
Cash provided by (used in):
Operating activities	$550	$429	$121
Investing activities	(209)	(298)	89
Financing activities	(237)	(52)	(185)
Effects of change in exchange rates on cash and cash equivalents	(2)	(2)	—
Net change in cash and cash equivalents	$102	$77	$25
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
For the year ended December 31, 2015, $237 million of cash was used in financing activities. Our $237 million use of cash was comprised of:

•	the redemption of all of the outstanding $593 million of First Lien Notes and $196 million of First and a Half Lien Notes;

•	$24 million of other financing payments partially related to interest rate swaps and capital leases;

•	$21 million net decrease in securitization borrowings;

•	quarterly amortization payments of the Term Loan B Facility totaling $19 million;

•	payment of $10 million of debt transaction costs related to the Revolving Credit Facility amendment and issuance of the new Term Loan A Facility;

•	$8 million for payments of contingent consideration; and

•	$6 million of tax payments related to net share settlement for stock-based compensation;
partially offset by,

•	$435 million of proceeds from the issuance of the Term Loan A Facility; and

•	$200 million of incremental borrowings under the Revolving Credit Facility.
For the year ended December 31, 2014, $52 million of cash was used for the repurchase of $729 million of First and a Half Lien Notes, $44 million of debt transaction costs primarily related to the issuance of the 4.50% Senior Notes, including a portion of premiums, and the 5.25% Senior Notes, $19 million of repayments of the Term Loan B Facility, $23 million of other financing related payments, $6 million of tax payments related to net share settlement for stock-based compensation and $4 million payment for contingent consideration, partially offset by net cash provided by financing activities as a result of $750 million proceeds from issuances of the 4.50% Senior Notes and 5.25% Senior Notes and a $17 million increase in net securitization obligations borrowings.
Financial Obligations
Indebtedness Table
As of December 31, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$200	$ *	$200
Term Loan B	(3)	July 2022	1,094	25	1,069
Term Loan A Facility:
Term Loan A	(4)	October 2020	413	2	411
Term Loan A-1	(5)	July 2021	351	4	347
Senior Notes	4.50%	April 2019	450	11	439
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2017	192	*	192
Cartus Financing Limited (8)		August 2017	13	*	13
Total (9)			$3,763	$51	$3,712
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of December 31, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility leaving $615 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. See Note 20, "Subsequent Events" for a description of the January 2017 increase of the borrowing capacity under its Revolving Credit Facility. On February 21, 2017, the Company had $200 million outstanding borrowings on the Revolving Credit Facility, leaving $850 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at December 31, 2016 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2016.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%). See Note 20, "Subsequent Events" for a description of the January 2017 refinancing of the Term Loan B.

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2016.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2016.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)	As of December 31, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $133 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of December 31, 2016, the Company had $19 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $6 million of available capacity.

(9)
Not included in this table, the Company had $127 million of outstanding letters of credit at December 31, 2016 under the Unsecured Letter of Credit Facility with a weighted average rate of 2.93%. At December 31, 2016 the capacity of the facility was $131 million.

Debt Transactions Subsequent to December 31, 2016
In January 2017, the Company completed two debt transactions which increased the borrowing capacity under the Revolving Credit Facility from $815 million to $1.05 billion and refinanced the existing Term Loan B to reduce the interest rate by 75 basis points from LIBOR plus 3.00% (with a floor of 0.75%) to LIBOR plus 2.25% (with a floor of 0.75%) and from ABR plus 2.00% to ABR plus 1.25% (with an ABR floor of 1.75%). Based upon our current debt projections for 2017, we expect our cash interest to be approximately $165 million for 2017.
See Note 8, "Short and Long-Term Debt", in the consolidated financial statements for additional information on the Company's indebtedness and Note 20, "Subsequent Events" for a detailed description of the January 2017 Refinancing of the Revolving Credit Facility.
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
The senior secured leverage ratio, not to exceed 4.75 to 1.00, is tested quarterly. In this Annual Report, the Company refers to the term "Adjusted (Covenant) EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted (Covenant) EBITDA. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, as well as the securitization obligations.
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
A reconciliation of net income attributable to Realogy Group to EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA for the year ended December 31, 2016 are set forth in the following table:

For the Year Ended December 31, 2016
Net income attributable to Realogy Group	$213
Income tax expense	144
Income before income taxes	357
Interest expense, net	174
Depreciation and amortization	202
EBITDA	733
EBITDA adjustments:
Restructuring costs	39
Former parent legacy benefit, net	(2)
Operating EBITDA	770
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (a)	27
Non-cash charges (b)	46
Pro forma effect of acquisitions and new franchisees (c)	18
Incremental securitization interest costs (d)	3
Adjusted (Covenant) EBITDA	$864
Total senior secured net debt (e)	$1,870
Senior secured leverage ratio	2.16x
_______________

(a)	Represents the twelve-month pro forma effect of business optimization initiatives.

(b)
Represents the elimination of non-cash expenses, including $57 million of stock-based compensation expense, $1 million of other items less $9 million for the change in the allowance for doubtful accounts and notes reserves and $3 million of foreign exchange benefits for the twelve months ended December 31, 2016.

(c)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on January 1, 2016. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales associate recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2016.

(d)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2016.

(e)
Represents total borrowings under the Senior Secured Credit Facility and borrowings secured by a first priority lien on our assets of $2,058 million plus $27 million of capital lease obligations less $215 million of readily available cash as of December 31, 2016. Pursuant to the terms of our Senior Secured Credit Facility and Term Loan A Facility, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2016:

	2017	2018	2019	2020	2021	Thereafter	Total
Revolving Credit Facility (a)	$—	$—	$—	$200	$—	$—	$200
Term Loan B (b)	11	11	11	11	11	1,039	1,094
Term Loan A (c)	22	33	44	314	—	—	413
Term Loan A-1 (d)	9	13	22	31	276	—	351
4.50% Senior Notes	—	—	450	—	—	—	450
5.25% Senior Notes	—	—	—	—	550	—	550
4.875% Senior Notes	—	—	—	—	—	500	500
Interest payments on long-term debt (e)	167	158	137	117	94	59	732
Securitized obligations (f)	205	—	—	—	—	—	205
Operating leases (g)	161	130	104	79	125	124	723
Capital leases (including imputed interest)	13	9	4	2	—	1	29
Purchase commitments (h)	74	26	13	11	9	240	373
Total (i)(j)(k)	$662	$380	$785	$765	$1,065	$1,963	$5,620
_______________

(a)	The Revolving Credit Facility expires in October 2020; however outstanding borrowings under this facility are classified on the balance sheet as current due to the revolving nature of the facility.

(b)
The Company’s Term Loan B has quarterly amortization payments totaling 1% per annum of the $1,100 million original principal amount of the Term Loan B issued under the Amended and Restated Credit Agreement with the balance payable in July 2022.

(c)
The Company’s Term Loan A has quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the $435 million original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively, with the balance payable in October 2020.

(d)
The Company’s Term Loan A-1 has quarterly amortization payments, which commenced September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the $355 million original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021.

(e)
Interest payments are based on applicable interest rates in effect at December 31, 2016 and include the impact of derivative instruments designed to fix the interest rate of a portion of the Company's variable rate debt.

(f)
The Apple Ridge securitization facility expires in June 2017 and the Cartus Financing Limited agreements expire in August 2017. These obligations are classified as current on the balance sheet due to the current classification of the underlying assets that collateralize the obligations.

(g)	The operating lease amounts included in the above table do not include variable costs such as maintenance, insurance and real estate taxes.

(h)
Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. Purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee is $4 million in 2016 and will generally remain the same thereafter.

(i)
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group Inc. in accordance with the Separation and Distribution Agreement. At December 31, 2016, the letter of credit was at $53 million. This letter of credit is not included in the contractual obligations table above.

(j)
The contractual obligations table does not include other non-current liabilities such as pension liabilities of $36 million and unrecognized tax benefits of $78 million as the Company is not able to estimate the year in which these liabilities could be paid.

(k)
The contractual obligations table does not include non-standard incentives offered to certain franchisees which are paid at certain points during the franchise agreement period provided the franchisee maintains a certain level of annual gross commission income and the franchisee is in compliance with the terms of the franchise agreement at the time of payment. If current annual gross commission income levels are maintained by our franchisees, we would pay a total of $7 million over the next two years.

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
Allowance for doubtful accounts
We estimate the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current developments, and includes specific accounts for which future payment is unlikely. The process by which we calculate the allowance begins in the individual business units where specific problem accounts are identified and reserved and an additional reserve is generally recorded driven by the age profile of the receivables. Our allowance for doubtful accounts was $13 million and $20 million at December 31, 2016 and 2015, respectively.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $3,690 million and $766 million, respectively, at December 31, 2016 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated using a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
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
Based upon the impairment analysis performed in the fourth quarter of 2016, there was no impairment of goodwill or other indefinite-lived intangible assets for 2016. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, divestitures and market capitalization declines may have a negative effect on the fair values. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill or other indefinite-lived intangible assets would have been recognized under this evaluation.
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
Recently Issued Accounting Pronouncements
See Note 2 of the Notes to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At December 31, 2016, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2016, we had variable interest rate long-term debt from our outstanding term loans and revolver of $2,058 million, which excludes $205 million of securitization obligations.  The weighted average interest rate on the outstanding term loans and revolver at December 31, 2016 was 3.30%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%). The interest rate with respect to term loans under the Term Loan A Facility is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the December 31, 2016 senior secured leverage ratio, the LIBOR margin was 2.00%. At December 31, 2016 the one-month LIBOR rate was 0.77%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
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
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of $33 million and $47 million at December 31, 2016 and 2015, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $11 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Management assessed the effectiveness of Realogy Holdings' internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Holdings maintained effective internal control over financial reporting as of December 31, 2016.
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
Management assessed the effectiveness of Realogy Group’s internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Group maintained effective internal control over financial reporting as of December 31, 2016.
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
Item 9B.    Other Information.
On February 23, 2017, Alexander E. Perriello III, a named executive officer of the Company, notified the Company that he is retiring from his position as Chief Executive Officer of Realogy Franchise Group, effective March 31, 2017, and also entered into a letter agreement with the Company to provide services thereafter for up to one year in a non-officer, part-time employee role as Chairman Emeritus of Realogy Franchise Group at an annualized salary of $100,000.  A copy of the letter agreement is filed as Exhibit 10.19 hereto and incorporated herein by reference.
Pursuant to the Company’s succession plan, effective April 1, 2017, John W. Peyton, the President and Chief Operating Officer of Realogy Franchise Group, will succeed Mr. Perriello, as Chief Executive Officer and President of Realogy Franchise Group, and will become an executive officer of the Company.  Mr. Peyton joined the Company in October 2016.  Previously, he served as a senior executive with Starwood Hotels & Resorts Worldwide Inc., for 17 years, most recently as its Chief Marketing Officer. He also led the Company’s Global Initiatives team, where he directed the implementation of key strategic company priorities around the world, including supply chain and revenue management initiatives. From 2003 to 2008, Peyton served as Chief Operating Officer of Starwood’s North America Hotel Division.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Identification of Directors
The information required by this item is included in the Proxy Statement under the caption "Election of Directors" and is incorporated by reference to this report.
Identification of Executive Officers
The following provides information regarding individuals who served as executive officers of Realogy Group and Realogy Holdings at December 31, 2016. The age of each individual indicated below is as of February 21, 2017.
Richard A. Smith, age 63, has served as our President and Chief Executive Officer since November 13, 2007, as Chairman of the Board since March 2012, and as a director since our separation from Cendant in July 2006. Prior to November 13, 2007, he served as our Vice Chairman of the Board of Directors and President. Mr. Smith was Senior Executive Vice President of Cendant from September 1998 until our separation from Cendant in July 2006 and Chairman and Chief Executive Officer of Cendant’s Real Estate Services Division from December 1997 until our separation from Cendant in July 2006. Mr. Smith was President of the Real Estate Division of HFS from October 1996 to December 1997 and Executive Vice President of Operations for HFS from February 1992 to October 1996. Under the terms of his employment agreement, Mr. Smith serves as a member of the Board of Directors of Realogy during his employment term.
Anthony E. Hull, 58, has served as our Executive Vice President, Chief Financial Officer and Treasurer since our separation from Cendant in July 2006. From December 14, 2007 to February 3, 2008, Mr. Hull performed the functions of our Chief Accounting Officer. Mr. Hull was Executive Vice President, Finance of Cendant from October 2003 until our separation from Cendant in July 2006. From January 1996 to September 2003, Mr. Hull served as Chief Financial Officer for DreamWorks, a diversified entertainment company. From 1990 to 1994, Mr. Hull worked in various capacities for Paramount Communications, a diversified entertainment and publishing company. From 1984 to 1990, Mr. Hull worked in investment banking at Morgan Stanley.
Marilyn J. Wasser, 61, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services, ultimately serving as Executive Vice President, Associate General Counsel and Corporate Secretary of AT&T Wireless Services from September 2002 to February 2005 and immediately prior thereto, from 1995 until 2002, as EVP Law, Corporate Secretary and Chief Compliance Officer of AT&T.
Sunita Holzer, 55, has served as our Executive Vice President and Chief Human Resources Officer ("CHRO") since March 2015. Prior to Realogy, Ms. Holzer served as Executive Vice President and CHRO for Computer Sciences Corporation from 2012 to 2014, where she had oversight of global human resources for 80,000 employees across 60 countries. Ms. Holzer also was Executive Vice President and CHRO at Chubb Insurance from 2003 to 2012. Prior to her tenure at Chubb Insurance, Ms. Holzer held executive HR roles at GE Capital, American Express and American International Group.
Kevin J. Kelleher, 63, has served as the President and Chief Executive Officer of Cartus (formerly known as Cendant Mobility Services Corporation) since 1997.  From 1993 to 1997, he served as Senior Vice President and General Manager of Cendant Mobility’s destination services unit.
Alexander E. Perriello, III, 69, has served as the Chief Executive Officer of Realogy Franchise Group (formerly known as Cendant Real Estate Franchise Group) since April 2004. From 1997 through 2004, he served as President and Chief Executive Officer of Coldwell Banker Real Estate Corporation.
Bruce Zipf, 60, has served as the President and Chief Executive Officer of NRT LLC since March 2005 and as President and Chief Operating Officer from February 2004 to March 2005. From January 2003 to February 2004, Mr. Zipf served as Executive Vice President and Chief Administrative Officer of NRT and from 1998 through December 2002 he served as NRT’s Senior Vice President for most of NRT’s Eastern Operations. From 1996 to 1998, Mr. Zipf served as President and Chief Operating Officer for Coldwell Banker Residential Brokerage—New York.

Donald J. Casey, 55, has served as the President and Chief Executive Officer of TRG (formerly known as Cendant Settlement Services Group) since April 2002. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
Timothy B. Gustavson, 48, has served as our Senior Vice President, Chief Accounting Officer and Controller since March 2015. From 2008 until March 2015, Mr. Gustavson served as Realogy’s Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined Realogy in 2006 as Vice President of External Reporting and prior to Realogy, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
Stephen Fraser, 54, has served as our Senior Vice President and Chief Information Officer since April 2014. From June 2013 to March 2014, Mr. Fraser was Global Head of IT Service and Information Management for IKEA, where he was responsible for leading IT service delivery and all global applications, supporting 147,000 employees in 42 countries. From April 2005 to December 2012, Mr. Fraser was Vice President, Head of Group (corporate) IT at A.P. Moller-Maersk Group responsible for the company's corporate IT strategic direction and governance, information risk management, information security and Group-wide cost efficiency initiatives for a company with 108,000 employees, working in 130 countries. From March 1998 to March 2005, Mr. Fraser was Global Vice President, IT for Canadian Pacific Ltd. (C.P. Ships Subsidiary).
Compliance with Section 16(a) of the Exchange Act
The information required by this item is included in the Proxy Statement under the caption "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated by reference to this report.
Code of Ethics
The information required by this item is included in the Proxy Statement under the caption "Code of Business Conduct and Ethics" and is incorporated by reference to this Annual Report.
Corporate Governance
The information required by this item is included in the Proxy Statement under the caption "Governance of the Company" and is incorporated by reference to this Annual Report.
Item 11.    Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions "Governance of the Company—Compensation of Directors," "Governance of the Company—Committees of the Board" and "Executive Compensation" and is incorporated by reference to this Annual Report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about shares of our common stock that may be issued upon the exercise of options, that may vest pursuant to awards of restricted stock units, performance stock units or that may be issued under deferred stock units under all of our existing equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	7,558,981	(1)	$31.73	(2)	8,238,178	(3)
Equity compensation plan not approved by stockholders	None		Not Applicable		Not Applicable
_______________

(1)
Consists of 3,346,206 outstanding options, 1,592,783 restricted stock units, 195,356 performance restricted stock units and 2,424,636 performance stock units issuable under the 2007 Stock Incentive Plan and the Amended and Restated 2012 Long-Term Incentive Plan. The amount set forth in the table assumes maximum payout under the unvested performance share unit awards.

The number of shares, if any, to be issued pursuant to unvested performance stock unit awards will be determined based upon the extent to which the performance goals are achieved.

(2)
Weighted average exercise price of outstanding stock options under the 2007 Stock Incentive Plan and the Current Plan. The weighted average remaining term of outstanding options is 6 years. The other outstanding awards do not have exercise prices and are accordingly excluded from this column.

(3)	Consists of shares available for future grant under the 2007 Stock Incentive Plan and the Amended and Restated 2012 Long-Term Incentive Plan. Does not include 145,589 deferred stock units outstanding.
See Note 12, "Stock-Based Compensation", in the consolidated financial statements for additional information on the 2007 Stock Incentive Plan and the Amended and Restated 2012 Long-Term Incentive Plan.
The remaining information required by this item is included in the Proxy Statement under the caption "Governance of the Company—Ownership of Our Common Stock" and is incorporated by reference to this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included in the Proxy Statement under the captions "Governance of the Company" and "Executive Compensation—Related Party Transactions" and is incorporated by reference to this Annual Report.
Item 14.    Principal Accounting Fees and Services.
The information required by this item is included in the Proxy Statement under the captions "Disclosure About Fees" and "Pre-Approval of Audit and Non-Audit Services" under the section entitled "Ratification of the Appointment of the Independent Registered Public Accounting Firm" and is incorporated by reference to this Annual Report.

PART IV
Item 15.     Exhibits, Financial Statements and Schedules.
(A)(1) and (2) Financial Statements
The consolidated financial statements of the registrants listed in the "Index to Financial Statements" on page F-1 together with the reports of PricewaterhouseCoopers LLP, independent auditors, are filed as part of this Annual Report.
(A)(3) Exhibits
See Index to Exhibits.
The agreements included or incorporated by reference as exhibits to this Annual Report contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of "materiality" that are different from "materiality" under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement. We acknowledge that, notwithstanding the inclusion of the foregoing cautionary statements, we are responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this Annual Report not misleading.
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on February 24, 2017.
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

Name	Title	Date

/s/ RICHARD A. SMITH	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 24, 2017
Richard A. Smith

/s/ ANTHONY E. HULL	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2017
Anthony E. Hull

/s/ TIMOTHY B. GUSTAVSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2017
Timothy B. Gustavson

/s/ RAUL ALVAREZ	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
Raul Alvarez

/s/ FIONA P. DIAS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
Fiona P. Dias

/s/ MATTHEW J. ESPE	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
Matthew J, Espe

/s/ V. ANN HAILEY	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
V. Ann Hailey

/s/ CHRIS TERRILL	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
Chris Terrill

/s/ DUNCAN L. NIEDERAUER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
Duncan L. Niederauer

/s/ SHERRY M. SMITH	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
Sherry M. Smith

/s/ MICHAEL J. WILLIAMS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 24, 2017
Michael J. Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and equity present fairly, in all material respects, the financial position of Realogy Holdings Corp. and its subsidiaries ("the Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 24, 2017

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, cash flows and equity present fairly, in all material respects, the financial position of Realogy Group LLC and its subsidiaries ("the Company") at December 31, 2016 and December 31, 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15 (A)(4) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.
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
February 24, 2017

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2016	2015	2014
Revenues
Gross commission income	$4,277	$4,288	$4,028
Service revenue	955	882	802
Franchise fees	372	353	333
Other	206	183	165
Net revenues	5,810	5,706	5,328
Expenses
Commission and other agent-related costs	2,945	2,931	2,755
Operating	1,542	1,458	1,350
Marketing	241	226	214
General and administrative	321	337	293
Former parent legacy benefit, net	(2)	(15)	(10)
Restructuring costs, net	39	10	(1)
Depreciation and amortization	202	201	190
Interest expense, net	174	231	267
Loss on the early extinguishment of debt	—	48	47
Other income, net	(1)	(3)	(2)
Total expenses	5,461	5,424	5,103
Income before income taxes, equity in earnings and noncontrolling interests	349	282	225
Income tax expense	144	110	87
Equity in earnings of unconsolidated entities	(12)	(16)	(9)
Net income	217	188	147
Less: Net income attributable to noncontrolling interests	(4)	(4)	(4)
Net income attributable to Realogy Holdings and Realogy Group	$213	$184	$143

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$1.47	$1.26	$0.98
Diluted earnings per share	$1.46	$1.24	$0.97
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	144.5	146.5	146.0
Diluted	145.8	148.1	147.2

Cash dividends declared per share (beginning in August 2016)	$0.18	$—	$—

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2016	2015	2014
Net income	$217	$188	$147
Currency translation adjustment	(5)	(4)	(4)
Defined Benefit Plans:
Actuarial gain (loss) for the plans	(3)	1	(24)
Less: amortization of actuarial loss to periodic pension cost	(1)	(2)	(1)
Defined benefit plans	(2)	3	(23)
Other comprehensive loss, before tax	(7)	(1)	(27)
Income tax benefit related to items of other comprehensive loss amounts	(3)	—	(11)
Other comprehensive loss, net of tax	(4)	(1)	(16)
Comprehensive income	213	187	131
Less: comprehensive income attributable to noncontrolling interests	(4)	(4)	(4)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$209	$183	$127

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$274	$415
Trade receivables (net of allowance for doubtful accounts of $13 and $20)	152	141
Relocation receivables	244	279
Other current assets	148	126
Total current assets	818	961
Property and equipment, net	267	254
Goodwill	3,690	3,618
Trademarks	748	745
Franchise agreements, net	1,361	1,428
Other intangibles, net	313	316
Other non-current assets	224	209
Total assets	$7,421	$7,531

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$140	$139
Securitization obligations	205	247
Due to former parent	28	31
Current portion of long-term debt	242	740
Accrued expenses and other current liabilities	435	448
Total current liabilities	1,050	1,605
Long-term debt	3,265	2,962
Deferred income taxes	389	267
Other non-current liabilities	248	275
Total liabilities	4,952	5,109
Commitments and contingencies (Notes 13 and 14)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2016 and December 31, 2015	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 140,227,692 shares outstanding at December 31, 2016 and 146,746,537 shares outstanding at December 31, 2015	1	1
Additional paid-in capital	5,565	5,733
Accumulated deficit	(3,062)	(3,280)
Accumulated other comprehensive loss	(40)	(36)
Total stockholders' equity	2,464	2,418
Noncontrolling interests	5	4
Total equity	2,469	2,422
Total liabilities and equity	$7,421	$7,531

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2016	2015	2014
Operating Activities
Net income	$217	$188	$147
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	202	201	190
Deferred income taxes	124	96	77
Amortization of deferred financing costs and discount	16	18	17
Non-cash portion of the loss on the early extinguishment of debt	—	9	24
Equity in earnings of unconsolidated entities	(12)	(16)	(9)
Stock-based compensation	57	57	42
Mark-to-market adjustments on derivatives	4	18	29
Other adjustments to net income	(4)	(4)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(10)	(27)	4
Relocation receivables	31	17	(29)
Other assets	(22)	(25)	(5)
Accounts payable, accrued expenses and other liabilities	(15)	28	(53)
Due to former parent	(2)	(20)	(11)
Dividends received from unconsolidated entities	11	13	5
Other, net	(10)	(3)	2
Net cash provided by operating activities	587	550	429
Investing Activities
Property and equipment additions	(87)	(84)	(71)
Payments for acquisitions, net of cash acquired	(95)	(127)	(215)
Change in restricted cash	1	2	4
Other, net	(9)	—	(16)
Net cash used in investing activities	(190)	(209)	(298)
Financing Activities
Net change in revolving credit facilities	—	200	—
Repayment of amended Term Loan B Facility	(758)	—	—
Proceeds from issuance of Term Loan A Facility	—	435	—
Proceeds from issuance of Term Loan A-1 Facility	355	—	—
Amortization payments on term loan facilities	(41)	(19)	(19)
Redemption of First Lien Notes	—	(593)	—
Repurchases of First and a Half Lien Notes	—	(196)	(729)
Proceeds from issuance of Senior Notes	750	—	750
Redemption of Senior Notes	(500)	—	—
Net change in securitization obligations	(40)	(21)	17
Debt transaction costs	(16)	(10)	(44)
Repurchase of common stock	(195)	—	—
Dividends paid on common stock	(26)	—	—
Proceeds from exercise of stock options	2	5	6
Taxes paid related to net share settlement for stock-based compensation	(6)	(6)	(6)
Payments of contingent consideration related to acquisitions	(26)	(8)	(4)
Other, net	(34)	(24)	(23)
Net cash used in financing activities	(535)	(237)	(52)
Effect of changes in exchange rates on cash and cash equivalents	(3)	(2)	(2)
Net increase (decrease) in cash and cash equivalents	(141)	102	77
Cash and cash equivalents, beginning of period	415	313	236
Cash and cash equivalents, end of period	$274	$415	$313

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $6 for each period presented)	$181	$244	$249
Income tax payments, net	24	17	10

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Realogy Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at January 1, 2014	146.1	$1	$5,635	$(3,607)	$(19)	$3	$2,013
Net income	—	—	—	143	—	4	147
Other comprehensive income	—	—	—	—	(16)	—	(16)
Exercise of stock options	0.3	—	6	—	—	—	6
Stock-based compensation	—	—	42	—	—	—	42
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	(6)	—	—	—	(6)
Dividends	—	—	—	—	—	(4)	(4)
Capital contributions from noncontrolling interests	—	—	—	—	—	1	1
Balance at December 31, 2014	146.4	$1	$5,677	$(3,464)	$(35)	$4	$2,183
Net income	—	—	—	184	—	4	188
Other comprehensive income	—	—	—	—	(1)	—	(1)
Exercise of stock options	0.2	—	5	—	—	—	5
Stock-based compensation	—	—	57	—	—	—	57
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	(6)	—	—	—	(6)
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2015	146.7	$1	$5,733	$(3,280)	$(36)	$4	$2,422
Cumulative effect of adoption of FASB ASC 718 - Stock Compensation	—	—	—	5	—	—	5
Net income	—	—	—	213	—	4	217
Other comprehensive income	—	—	—	—	(4)	—	(4)
Repurchase of common stock	(6.9)	—	(195)	—	—	—	(195)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	57	—	—	—	57
Issuance of shares for vesting of restricted stock awards, net of forfeitures	0.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.2)	—	(6)	—	—	—	(6)
Dividends	—	—	(26)	—	—	(3)	(29)
Balance at December 31, 2016	140.2	$1	$5,565	$(3,062)	$(40)	$5	$2,469

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
Business Description
The Company reports its operations in the following four business segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2016, our franchise systems had approximately 14,100 franchised and company owned offices and approximately 273,200 independent sales associates operating under our franchise and proprietary brands in the U.S. and 111 other countries and territories around the world, which included approximately 790 of our company owned and operated brokerage offices with approximately 47,500 independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran®, Sotheby's International Realty®, Citi HabitatsSM and ZipRealty® brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

REVENUE RECOGNITION
Real Estate Franchise Services
The Company franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Non-standard incentives are recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes initial franchise fees and initial area development fees, which are generally non-refundable and recognized by the Company as revenue when all material services or conditions relating to the sale have been substantially performed. The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, marketing revenue is earned as these funds are spent.
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
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $7 million and $8 million at December 31, 2016 and 2015, respectively and are primarily included within other current assets on the Company’s Consolidated Balance Sheets.
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
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $198 million, $194 million and $188 million for the years ended December 31, 2016, 2015 and 2014, respectively.
DEBT ISSUANCE COSTS
Debt issuance costs include costs incurred in connection with obtaining debt and extending existing debt. These financing costs are presented in the balance sheet as a direct deduction from the carrying value of the associated debt liability, consistent with the presentation of a debt discount. The debt issuance costs are to be amortized, via the effective interest method and the amortization period is the life of the related debt.
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
In the third quarter of 2016, the Company adopted Accounting Standards Update—Improvements to Employee Share-Based Payment Accounting, which required all income tax effects of awards to be recognized in the income statement when the awards vest or are settled on a prospective basis. Furthermore, the guidance required that income taxes paid by the Company related to the net share settlement for stock-based compensation be presented as a financing activity on the statement of cash flows and required retrospective application.
DERIVATIVE INSTRUMENTS
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge.
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
INVESTMENTS
At December 31, 2016 and 2015, the Company had various equity method investments aggregating $66 million and $65 million, respectively, which are recorded within other non-current assets on the accompanying Consolidated Balance Sheets. Included in such investments is a 49.9% non-controlling interest in PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. The Company’s maximum exposure to loss with respect to its investment in PHH Home Loans is limited to its equity investment of $59 million at December 31, 2016.
In connection with the joint venture, the Company recorded equity earnings related to its investment in PHH Home Loans of $8 million, $14 million and $8 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company received cash dividends from PHH Home Loans of $7 million, $10 million and $3 million during the years ended December 31, 2016, 2015 and 2014, respectively.
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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, generally from 1 to 5 years, when such software is ready for use. The net carrying value of software developed or obtained for internal use was $83 million and $79 million at December 31, 2016 and 2015, respectively.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $3,690 million and $766 million, respectively, at December 31, 2016 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated utilizing a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.

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
Based upon the impairment analysis performed in the fourth quarter of 2016, 2015 and 2014, there was no impairment of goodwill or other indefinite-lived intangible assets for these years. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2016, 2015 or 2014.
The Company evaluates the recoverability of its other long-lived assets, including amortizable intangible assets, if circumstances indicate an impairment may have occurred. This analysis is performed by comparing the respective carrying values of the assets to the current and expected future cash flows, on an undiscounted basis, to be generated from such assets. Property and equipment is evaluated separately within each business unit. If such analysis indicates that the carrying value of these assets is not recoverable, then the carrying value of such assets is reduced to fair value through a charge to the Company’s Consolidated Statements of Operations. There were no impairments relating to other long-lived assets, including amortizable intangible assets, during 2016, 2015 or 2014.
SUPPLEMENTAL CASH FLOW INFORMATION
Significant non-cash transactions in 2016, 2015 and 2014 included $14 million, $17 million and $8 million, respectively, in capital lease additions, which resulted in non-cash accruals to fixed assets and other long-term liabilities.
STOCK-BASED COMPENSATION
The Company grants stock-based awards to certain senior management, employees and directors including non-qualified stock options, restricted stock, restricted stock units and performance share units.
The fair value of non-qualified stock options is estimated using the Black-Scholes option pricing model on the grant date and is recognized as expense over the service period based on the vesting requirements. The fair value of restricted stock, restricted stock units and performance share units without a market condition is measured based on the closing price of the Company's common stock on the grant date and is recognized as expense over the service period of the award, or when requisite performance metrics or milestones are probable of being achieved. The fair value of awards with a market condition are estimated using the Monte Carlo simulation method and expense is recognized on a straight-line basis over the requisite service period of the award. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility and expected term, risk-free rate.
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
In March 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standards Update ("ASU") — Improvements to Employee Share-Based Payment Accounting, amending guidance related to employee share-based payment accounting. The Company elected to early adopt this ASU in the third quarter of 2016 using a modified retrospective approach, effective as if adopted the first day of the fiscal year, January 1, 2016. Adoption of the new guidance resulted in the following:

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

•
Furthermore, the guidance requires that income taxes paid by the Company related to the net share settlement for stock-based compensation be presented as a financing activity on the statement of cash flows and requires retrospective application. The Company applied this cash flow presentation change which resulted in the reclassification of $6 million of taxes paid related to net share settlements of stock-based compensation awards from operating activities to financing activities for both the years ended December 31, 2015 and 2014.

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
In February 2016, the FASB issued its new standard on leases which requires virtually all leases to be recognized on the balance sheet. Lessees will recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact of the standard on its information systems and consolidated financial statements.
In May 2014, the FASB issued a standard on revenue recognition that will impact most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating the implementation methods and plans to adopt the new standard in the first quarter of 2018. After a thorough review of the Company's revenue streams, the Company does not expect the new standard to have a material impact on financial results as the majority of the Company's revenue is recognized at the completion of a homesale transaction which will not be impacted by the new revenue recognition guidance.

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

2016 Acquisitions
During the year ended December 31, 2016, the Company acquired eleven real estate brokerage and property management operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $74 million and established $9 million of contingent consideration. These acquisitions resulted in goodwill of $52 million, customer relationships of $20 million, pendings and listings of $6 million, other intangibles of $3 million, other assets of $5 million and other liabilities of $3 million.
During the year ended December 31, 2016, the Company acquired one title and settlement operation through its wholly owned subsidiary, TRG, for cash consideration of $24 million and established $10 million of contingent consideration. This acquisition resulted in goodwill of $20 million, title plant of $7 million, pendings of $5 million, trademarks of $3 million, other intangibles of $2 million, other assets of $6 million and other liabilities of $9 million.
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

4.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Balance at January 1, 2014	$2,241	$661	$360	$73	$3,335
Goodwill acquired	51	86	—	5	142
Balance at December 31, 2014	2,292	747	360	78	3,477
Goodwill acquired	—	94	—	47	141
Balance at December 31, 2015	2,292	841	360	125	3,618
Goodwill acquired	—	52	—	20	72
Balance at December 31, 2016	$2,292	$893	$360	$145	$3,690
Goodwill and accumulated impairment summary
Gross goodwill	$3,315	$1,051	$641	$469	$5,476
Accumulated impairment losses (a)	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2016	$2,292	$893	$360	$145	$3,690
_______________

(a)
During the fourth quarter of 2008 and 2007 the Company recorded impairment charges, which reduced goodwill by $1,279 million and $507 million, respectively. No goodwill or unamortized intangible asset impairments have been recorded since 2008.

Intangible assets are as follows:

	As of December 31, 2016			As of December 31, 2015
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$658	$1,361	$2,019	$591	$1,428
Unamortizable—Trademarks (b)	$748		$748	$745		$745
Other Intangibles
Amortizable—License agreements (c)	$45	$9	$36	$45	$8	$37
Amortizable—Customer relationships (d)	550	312	238	530	284	246
Unamortizable—Title plant shares (e)	18		18	11		11
Amortizable—Pendings and listings (f)	6	5	1	3	1	2
Amortizable—Other (g)	33	13	20	31	11	20
Total Other Intangibles	$652	$339	$313	$620	$304	$316
_______________

(a)	Generally amortized over a period of 30 years.

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

(d)
Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment, the Real Estate Franchise Services segment and our Company Owned Real Estate Services segment. These relationships are being amortized over a period of 2 to 20 years.

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.

Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2016	2015	2014
Franchise agreements	$67	$67	$67
License agreements	1	1	1
Customer relationships	28	28	37
Pendings and listings	12	16	8
Other	5	5	3
Total	$113	$117	$116
Based on the Company’s amortizable intangible assets as of December 31, 2016, the Company expects related amortization expense to be approximately $99 million, $97 million, $96 million, $94 million, $92 million and $1,178 million in 2017, 2018, 2019, 2020, 2021 and thereafter, respectively.

5.	FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $8 million, $8 million, and $9 million for the years ended December 31, 2016, 2015 and 2014, respectively. In addition, franchise fee revenue is net of annual volume incentives provided to real estate franchisees of $56 million, $51 million and $50 million for the years ended December 31, 2016, 2015 and 2014, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of the franchisees commission income earned and paid to the Company during the calendar year. Each brand has several different annual incentive schedules currently in effect.
The Company’s wholly owned real estate brokerage services segment, NRT, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. NRT paid royalties to the Real Estate Franchise Services segment of $282 million, $284 million and $269 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Marketing fees are generally paid by the Company’s real estate franchisees and are generally calculated based on a specified percentage of gross closed commissions earned on real estate transactions, and may be subject to certain minimum and maximum payments. NRT paid marketing fees to the Real Estate Franchise Services segment of $11 million, $11 million and $14 million for the years ended December 31, 2016, 2015 and 2014, respectively. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.
The number of franchised and company owned offices in operation are as follows:

	(Unaudited) As of December 31,
	2016	2015	2014
Franchised:
Century 21®	7,330	6,897	6,902
ERA®	2,347	2,355	2,304
Coldwell Banker®	2,289	2,258	2,396
Coldwell Banker Commercial®	180	163	167
Sotheby’s International Realty®	836	794	717
Better Homes and Gardens® Real Estate	332	304	283
Total Franchised	13,314	12,771	12,769
Company Owned:
ERA®	—	—	—
Coldwell Banker®	708	708	651
Sotheby’s International Realty®	41	41	39
Corcoran®/Other	40	38	37
Total Company Owned	789	787	727

The number of franchised and company owned offices (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2016	2015	2014
Franchised:
Beginning balance	12,771	12,769	13,032
Additions	847	445	311
Terminations	(304)	(443)	(574)
Ending balance	13,314	12,771	12,769
Company Owned:
Beginning balance	787	727	706
Additions	38	74	38
Closures	(36)	(14)	(17)
Ending balance	789	787	727
 As of December 31, 2016, there were an insignificant number of franchise agreements that were executed for which offices are not yet operating. Additionally, as of December 31, 2016, there were an insignificant number of franchise agreements pending termination.
In order to assist franchisees in converting to one of the Company’s brands, expand their operations or as an incentive to renew their franchise agreement, the Company may at its discretion, provide non-standard incentives, primarily in the form of conversion notes (prior to 2009, the Company issued development advance notes). Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts over the life of the franchise agreement. Otherwise, related principal is due and payable to the Company. The amount of such franchisee conversion notes and development advance notes were $123 million, net of less than $1 million of reserves, and $115 million, net of $1 million of reserves, at December 31, 2016 and 2015, respectively. These notes are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a charge in the statement of operations related to the forgiveness and impairment of these notes of $19 million, $17 million and $15 million for the years ended December 31, 2016, 2015 and 2014, respectively.

6.	PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2016	2015
Furniture, fixtures and equipment	$254	$242
Capitalized software	351	310
Building and leasehold improvements	235	213
Land	3	3
Gross property and equipment	843	768
Less: accumulated depreciation	(576)	(514)
Property and equipment, net	$267	$254
The Company recorded depreciation expense related to property and equipment of $89 million, $84 million and $74 million for the years ended December 31, 2016, 2015 and 2014, respectively.

7.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2016	2015
Accrued payroll and related employee costs	$138	$140
Accrued volume incentives	40	34
Accrued commissions	31	29
Restructuring accruals	14	9
Deferred income	69	73
Accrued interest	13	13
Contingent consideration for acquisitions	24	27
Other	106	123
Total accrued expenses and other current liabilities	$435	$448

8.	SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2016	2015
Senior Secured Credit Facility:
Revolving Credit Facility	$200	$200
Term Loan B	1,069	1,839
Term Loan A Facility:
Term Loan A	411	433
Term Loan A-1	347	—
3.375% Senior Notes	—	499
4.50% Senior Notes	439	434
5.25% Senior Notes	545	297
4.875% Senior Notes	496	—
Total Short-Term & Long-Term Debt	$3,507	$3,702
Securitization obligations:
Apple Ridge Funding LLC	$192	$238
Cartus Financing Limited	13	9
Total securitization obligations	$205	$247
Indebtedness Table
As of December 31, 2016, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$200	$ *	$200
Term Loan B	(3)	July 2022	1,094	25	1,069
Term Loan A Facility:
Term Loan A	(4)	October 2020	413	2	411
Term Loan A-1	(5)	July 2021	351	4	347
Senior Notes	4.50%	April 2019	450	11	439
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2017	192	*	192
Cartus Financing Limited (8)		August 2017	13	*	13
Total (9)			$3,763	$51	$3,712
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of December 31, 2016, the Company had $815 million of borrowing capacity under its Revolving Credit Facility, leaving $615 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. See Note 20, "Subsequent Events" for a description of the January 2017 increase of the borrowing capacity under its Revolving Credit Facility. On February 21, 2017, the Company had $200 million outstanding borrowings on the Revolving Credit Facility, leaving $850 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at December 31, 2016 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2016.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 3.00% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 2.00% (with an ABR floor of 1.75%). See Note 20, "Subsequent Events" for a description of the January 2017 refinancing of the Term Loan B.

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2016.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2016.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)	As of December 31, 2016, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $133 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of December 31, 2016, the Company had $19 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $6 million of available capacity.

(9)
Not included in this table, the Company had $127 million of outstanding letters of credit at December 31, 2016 under the Unsecured Letter of Credit Facility with a weighted average rate of 2.93%. At December 31, 2016 the capacity of the facility was $131 million.

Maturities Table
As of December 31, 2016, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for each of the next five years is as follows:

Year	Amount
2017 (a)	$242
2018	57
2019	527
2020	356
2021	837
_______________

(a)
The current portion of long-term debt consists of four quarters of 2017 amortization payments totaling $22 million, $9 million and $11 million for the Term Loan A, Term Loan A-1 and Term Loan B facilities, respectively, as well as $200 million of revolver borrowings under the revolving credit facility which expires in October 2020, but are classified on the balance sheet as current due to the revolving nature of the facility.

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
Realogy Group’s Amended and Restated Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00, and pursuant to the second amendment discussed above, the leverage ratio is tested quarterly, commencing with the period ended September 30, 2015, regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. In this report, the Company refers to the term "Adjusted (Covenant) EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted (Covenant) EBITDA. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At December 31, 2016, Realogy Group’s senior secured leverage ratio was 2.16 to 1.00.
See Note 20, "Subsequent Events" for a description of the January 2017 debt transactions which resulted in an increase of the borrowing capacity under the Revolving Credit Facility from $815 million to $1.050 billion and the refinancing of the existing Term Loan B to reduce the interest rate from LIBOR plus 3.00% to LIBOR plus 2.25% (with a floor of 0.75%).
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
Unsecured Notes
The 4.50% Senior Notes, 5.25% Senior Notes and 4.875% Senior Notes (each as defined below, collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on April 15, 2019, December 1, 2021 and June 1, 2023, respectively. Interest on the Unsecured Notes is payable each year semiannually on April 15 and October 15 for the 4.50% Senior Notes and June 1 and December 1 for both the 5.25% Senior Notes and 4.875% Senior Notes.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. At December 31, 2016, the capacity of the facility was $131 million. The facility's expiration dates are as follows:

Capacity (in millions)	Expiration Date
$65	September 2018
$66	December 2019
The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured

Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of December 31, 2016, $127 million of the Unsecured Letter of Credit Facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2016, Realogy Group extended the program until June 2017. The program has a capacity of $325 million. At December 31, 2016, Realogy Group has $192 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility, which in October 2016, Realogy Group extended the expiration of the facilities to August 2017. There are $13 million of outstanding borrowings on the facilities at December 31, 2016. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $238 million and $281 million of underlying relocation receivables and other related relocation assets at December 31, 2016 and 2015, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $6 million for both years ended December 31, 2016 and December 31, 2015. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 2.6% and 2.1% for the years ended December 31, 2016 and 2015, respectively.
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
DEFINED BENEFIT PENSION PLAN
The Company’s defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. The net periodic pension cost for 2016 was $1 million and is comprised of interest cost of approximately $6 million and the amortization of the actuarial net loss of $2 million partially offset by a benefit of $7 million for the expected return on assets. The net periodic pension cost for 2015 was less than $1 million and is comprised of interest cost of approximately $6 million and the amortization of the actuarial net loss of $2 million offset by a benefit of $8 million for the expected return on assets.
At December 31, 2016 and 2015, the accumulated benefit obligation of this plan was $147 million and $149 million, respectively, and the fair value of the plan assets were $104 million and $106 million, respectively, resulting in an unfunded accumulated benefit obligation of $43 million in both years, which is recorded in Other non-current liabilities in the Consolidated Balance Sheets.
Estimated future benefit payments as of December 31, 2016 are as follows:

Year	Amount
2017	$9
2018	9
2019	10
2020	10
2021	10
2022 through 2026	49
The minimum funding required during 2017 is estimated to be $6 million.
The following table presents the fair values of plan assets by category as of December 31, 2016:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity securities	—	74	—	74
Fixed income securities	—	29	—	29
Total	$1	$103	$—	$104
The following table presents the fair values of plan assets by category as of December 31, 2015:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity securities	—	74	—	74
Fixed income securities	—	30	—	30
Total	$2	$104	$—	$106

OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. At December 31, 2016 and 2015, the related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $6 million and $7 million, respectively.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain of its eligible employees an opportunity to accumulate funds for retirement and has a Company match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $15 million, $14 million and $12 million for the years ended December 31, 2016, 2015 and 2014, respectively.

10.	INCOME TAXES
The components of pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Domestic	$351	$290	$230
Foreign	10	8	4
Pretax income	$361	$298	$234
The components of income tax expense consisted of the following:

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$10	$8	$5
State	8	3	1
Foreign	2	3	4
Total current	20	14	10
Deferred:
Federal	107	91	76
State	16	4	1
Foreign	1	1	—
Total deferred	124	96	77
Income tax expense	$144	$110	$87
A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 35% to the actual expense was as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35%	35%	35%
State and local income taxes, net of federal tax benefits	4	2	5
Permanent differences	1	1	2
Net change in valuation allowance	—	1	(3)
Other	—	(2)	(2)
Effective tax rate	40%	37%	37%

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, as of December 31, are as follows:

	2016	2015
Deferred income tax assets:
Net operating loss carryforwards	$503	$654
Tax credit carryforwards	41	28
Accrued liabilities	131	123
Minimum pension obligation	23	23
Provision for doubtful accounts	16	18
Liability for unrecognized tax benefits	3	6
Interest rate swaps	8	11
Other	—	1
Total deferred tax assets	725	864
Less: valuation allowance	(10)	(11)
Total deferred income tax assets after valuation allowance	715	853
Deferred income tax liabilities:
Depreciation and amortization	1,099	1,105
Change in tax return accounting methods	—	9
Prepaid expenses	1	2
Undistributed foreign earnings	2	2
Basis difference in investment in joint ventures	2	1
Total deferred tax liabilities	1,104	1,119
Net deferred income tax liabilities	$(389)	$(266)
Deferred tax assets and deferred tax liabilities are netted by tax jurisdiction. The Net deferred income tax liability of $389 million as of December 31, 2016 is included in the accompanying Consolidated Balance Sheets with the entire $389 million in deferred income taxes (non-current liabilities). The Net deferred income tax liability of $266 million as of December 31, 2015 is included in the accompanying Consolidated Balance Sheets with $267 million in deferred income taxes (non-current liabilities) and $1 million in other non-current assets.
As of December 31, 2016, the Company had gross federal and state net operating loss carryforwards of $1,253 million which is net of loss carryforwards which were limited due to the October 2012 ownership change. The federal net operating loss carryforwards expire between 2022 and 2033 and the state net operating loss carryforwards expire between 2017 and 2033.
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2016, the Company’s gross liability for unrecognized tax benefits was $78 million, of which $70 million would affect the Company’s effective tax rate, if recognized.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  Tax returns for the 2006 through 2016 tax years remain subject to examination by federal and certain state tax authorities.  In significant foreign jurisdictions, tax returns for the 2008 through 2016 tax years generally remain subject to examination by their respective tax authorities.  The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $3 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next 12 months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recognized a reduction of interest expense of $4 million for the year ended December 31, 2016, a reduction of interest expense of $1 million for the year ended December 31, 2015 and no change to interest expense for the year ended December 31, 2014.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2014	113
Gross increases—tax positions in prior periods	1
Gross decreases—tax positions in prior periods	(8)
Gross increases—tax positions in current period	3
Settlements	(1)
Reduction due to lapse of statute of limitations	(2)
Unrecognized tax benefits—December 31, 2014	106
Gross decreases—tax positions in prior periods	(4)
Gross increases—tax positions in current period	1
Settlements	(23)
Reduction due to lapse of statute of limitations	(2)
Unrecognized tax benefits—December 31, 2015	78
Gross increases—tax positions in prior periods	3
Reduction due to lapse of statute of limitations	(3)
Unrecognized tax benefits—December 31, 2016	$78
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
The restructuring charges for the years ended December 31, 2016 and December 31, 2015 were $39 million and $10 million, respectively. The components of the restructuring charges for the years ended December 31, 2016, 2015 and 2014 were as follows:

	Years Ended December 31,
	2016	2015	2014
Personnel-related costs (1)	$22	$3	$—
Facility-related costs (2)	10	3	(1)
Accelerated depreciation related to asset disposals	1	—	—
Other restructuring costs (3)	6	4	—
Total restructuring charges	$39	$10	$(1)
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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

Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. In the second quarter of 2016, the Company expanded the scope of restructuring activities in order to realign the Company Owned Real Estate Brokerage Services back office administration and support functions across the country. As a result of this realignment, the expected costs of activities undertaken in connection with the restructuring plan are expected to be largely incurred by mid 2017.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Accelerated depreciation related to asset disposals	Other restructuring costs	Total
Balance at October 1, 2015	$—	$—	$—	$—	$—
Restructuring charges	3	3	—	4	10
Costs paid or otherwise settled	—	—	—	(1)	(1)
Balance at December 31, 2015	$3	$3	$—	$3	$9
Restructuring charges	22	10	1	6	39
Costs paid or otherwise settled	(16)	(6)	(1)	(9)	(32)
Balance at December 31, 2016	$9	$7	$—	$—	$16
The following table shows the total restructuring costs expected to be incurred by type of cost for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$35	$25	$10
Facility-related costs	17	13	4
Accelerated depreciation related to asset disposals	2	1	1
Other restructuring costs	11	10	1
Total	$65	$49	$16
The following table shows the total restructuring costs expected to be incurred by reportable segment for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$5	$4	$1
Company Owned Real Estate Brokerage Services	40	27	13
Relocation Services	5	5	—
Title and Settlement Services	1	1	—
Corporate and Other	14	12	2
Total	$65	$49	$16

12.	STOCK-BASED COMPENSATION
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
Awards granted under the Amended and Restated 2012 LTIP utilizing the additional 9.8 million share reserve, except options and stock appreciation rights, must be counted against the foregoing share limit on a 2.22 share to one basis for each share actually granted in connection with such award. As of December 31, 2016, the total number of shares available for future grants under the Amended and Restated 2012 LTIP was approximately 8 million shares. The Company does not expect to issue any additional awards under the 2007 Stock Incentive Plan.
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
Awards granted in 2015 included a mix of PSUs, restricted stock units (performance restricted stock units for the CEO and direct reports) and options. The 2015 PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2017. There are two PSU awards: one is based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the SPDR S&P Homebuilders Index ("XHB") (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The number of shares that may be issued under the PSU is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award). The shares earned will be distributed in early 2018.
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

2016 RTSR PSU
Weighted average grant date fair value	$27.99
Weighted average expected volatility	28.1%
Weighted average volatility of XHB	19.4%
Weighted average correlation coefficient	0.58
Weighted average risk-free interest rate	0.9%
Weighted average dividend yield	—
A summary of RSU activity for the year ended December 31, 2016 is presented below (number of shares in millions):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	1.0	$46.36
Granted	1.0	32.29
Vested (a)	(0.5)	45.84
Forfeited	(0.1)	37.61
Unvested at December 31, 2016	1.4	$37.53
_______________

(a)	The total fair value of RSUs which vested during the year ended December 31, 2016 was $23 million.
A summary of PSU activity for the year ended December 31, 2016 is presented below (number of shares in millions):

	Performance Share Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2016	0.9	$44.97
Granted (a)	0.6	31.89
Vested (b)	(0.4)	44.27
Forfeited (c)	(0.1)	46.69
Unvested at December 31, 2016	1.0	$36.71
_______________

(a)	The PSU amounts granted in the table are shown at the target amount of the award.

(b)	The total fair value of PSUs which vested during the year ended December 31, 2016 was $15 million.

(c)	Includes the difference between PSU's granted at target and amounts earned.
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

	2016 Options	2015 Options	2014 Options
Weighted average grant date fair value	$10.81	$17.66	$18.35
Weighted average expected volatility	31.7%	36.1%	41.5%
Weighted average expected term (years)	6.25	6.25	6.25
Weighted average risk-free interest rate	1.3%	1.6%	1.4%
Weighted average dividend yield	0.1%	—	—

A summary of stock option unit activity for the year ended December 31, 2016 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2016	3.2	$31.42
Granted	0.3	32.33
Exercised (a) (b)	(0.1)	19.86
Forfeited/Expired	(0.1)	36.76
Outstanding at December 31, 2016 (c)	3.3	$31.73
_______________

(a)	The intrinsic value of options exercised during the year ended December 31, 2016 was $1 million.

(b)	Cash received from options exercised during the year ended December 31, 2016 was $2 million.

(c)	Options outstanding at December 31, 2016 have an intrinsic value of $7 million and have a weighted average remaining contractual life of 6 years.
The following table summarizes information regarding exercisable stock options as of December 31, 2016:

Range of Exercise Prices	Options Vested (a)	Weighted Average Exercise Price	Aggregate Intrinsic Value
$15.00 to $50.00	2.63	$26.48	$6.7
$50.00 and above	0.09	$140.86	$—
_______________

(a)	Exercisable stock options as of December 31, 2016 have a weighted average remaining contractual life of 5.4 years.
Stock-Based Compensation Expense
As of December 31, 2016, based on current performance achievement expectations, there was $32 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.2 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $57 million, $57 million and $41 million for the years ended December 31, 2016, 2015 and 2014, respectively.
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
The due to former parent balance was $28 million and $31 million at December 31, 2016 and 2015, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.

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

•	concerning information security and cyber-crime.
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
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales associates, antitrust and anti-competition claims, general fraud claims, employment law claims, including claims challenging the classification of our sales associates as independent contractors, wage and hour classification claims and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at December 31, 2016 and 2015. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.

Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $415 million and $308 million at December 31, 2016 and 2015, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
Leases
The Company is committed to making rental payments under noncancelable operating leases covering various facilities and equipment. Future minimum lease payments required under noncancelable operating leases as of December 31, 2016 are as follows:

Year	Amount
2017	$161
2018	130
2019	104
2020	79
2021	125
Thereafter	124
Total	$723
Capital lease obligations were $27 million, net of $2 million of imputed interest, at December 31, 2016 and $26 million, net of $2 million of imputed interest, at December 31, 2015.
The Company incurred rent expense of $186 million, $179 million and $166 million for the years ended December 31, 2016, 2015 and 2014, respectively.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2016 are approximately $113 million.
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
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2016 are as follows:

Year	Amount
2017	$74
2018	26
2019	13
2020	11
2021	9
Thereafter	240
Total	$373
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
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. The maximum potential amount of future payments that the Company would be required to make under such guarantees is approximately $8 million. The Company would only be required to pay this maximum amount if none of the franchisees conducted their planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
Insurance and Self-Insurance
The Consolidated Balance Sheets include approximately $31 million for both December 31, 2016 and 2015, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within the Company Owned Real Estate Brokerage Services segment, (ii) vacant dwellings and household goods in transit and storage within the Relocation Services segment, and (iii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. The Company’s subsidiary, NRT, carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Holdings Corp. and its subsidiaries for errors made for real estate related services up to $35 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to NRT creating an aggregate limit of $50 million, subject to the NRT deductible of $1 million per occurrence.
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $21 million and $19 million at December 31, 2016 and 2015, respectively.

15.	EQUITY
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2014	$2	$(21)		$(19)
Other comprehensive loss before reclassifications	(4)	(24)		(28)
Amounts reclassified from accumulated other comprehensive income	—	1	(3)	1
Income tax benefit	2	9		11
Current period change	(2)	(14)		(16)
Balance at December 31, 2014	—	(35)		(35)
Other comprehensive income (loss) before reclassifications	(4)	1		(3)
Amounts reclassified from accumulated other comprehensive income	—	2	(3)	2
Income tax (expense) benefit	1	(1)		—
Current period change	(3)	2		(1)
Balance at December 31, 2015	(3)	(33)		(36)
Other comprehensive loss before reclassifications	(5)	(3)		(8)
Amounts reclassified from accumulated other comprehensive income	—	1	(3)	1
Income tax benefit	2	1		3
Current period change	(3)	(1)		(4)
Balance at December 31, 2016	$(6)	$(34)		$(40)
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

(2)	As of December 31, 2016, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.

(3)
These amounts represent the amortization of actuarial loss to periodic pension cost and were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.

Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share and paid cash dividends in August and December 2016, returning $26 million to stockholders.
Pursuant to the Company’s policy, the dividends payable in cash are treated as a reduction of additional paid-in capital since the Company is currently in an accumulated deficit position.
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

Realogy Group Statements of Equity for the years ended December 31, 2016, 2015 and 2014
Total equity for Realogy Group equals that of Realogy Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy Group for each of the three years ended December 31, 2016, 2015 and 2014.

	Realogy Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2014	—	$—	$5,636	$(3,607)	$(19)	$3	$2,013
Net income	—	—	—	143	—	4	147
Other comprehensive income	—	—	—	—	(16)	—	(16)
Contributions from Realogy Holdings	—	—	6	—	—	—	6
Stock-based compensation	—	—	36	—	—	—	36
Dividends	—	—	—	—	—	(4)	(4)
Capital contributions from noncontrolling interests	—	—	—	—	—	1	1
Balance at December 31, 2014	—	$—	$5,678	$(3,464)	$(35)	$4	$2,183
Net income	—	—	—	184	—	4	188
Other comprehensive income	—	—	—	—	(1)	—	(1)
Contributions from Realogy Holdings	—	—	5	—	—	—	5
Stock-based compensation	—	—	51	—	—	—	51
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2015	—	$—	$5,734	$(3,280)	$(36)	$4	$2,422
Cumulative effect of adoption of FASB ASC 718 - Stock Compensation	—	—	—	5	—	—	5
Net income	—	—	—	213	—	4	217
Other comprehensive income	—	—	—	—	(4)	—	(4)
Repurchase of Common Stock	—	—	(195)	—	—	—	(195)
Contributions from Realogy Holdings	—	—	2	—	—	—	2
Stock-based compensation	—	—	51	—	—	—	51
Dividends	—	—	(26)	—	—	(3)	(29)
Balance at December 31, 2016	—	$—	$5,566	$(3,062)	$(40)	$5	$2,469
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

	Year Ended December 31,
(in millions, except per share data)	2016	2015	2014
Net income attributable to Realogy Holdings shareholders	$213	$184	$143
Basic weighted average shares	144.5	146.5	146.0
Stock options, restricted stock, restricted stock units and performance share units (a)	1.3	1.6	1.2
Weighted average diluted shares	145.8	148.1	147.2

Earnings Per Share:
Basic	$1.47	$1.26	$0.98
Diluted	$1.46	$1.24	$0.97

_______________

(a)
Excludes 4.5 million, 3.5 million and 3.3 million shares of common stock issuable for incentive equity awards for the years ended December 31, 2016, 2015 and 2014, respectively, which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.

In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. From the date of authorization through December 31, 2016, the Company on a settlement date basis repurchased and retired 6.9 million shares of common stock for $195 million at a weighted average market price of $28.01 per share. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.
17.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS

RISK	MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through senior secured debt. At December 31, 2016, the Company's primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on variable rate borrowings under our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Agreement and Term Loan A Facility. Given that borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. At December 31, 2016, the Company had variable interest rate long-term debt, which was based on LIBOR from the outstanding term loans and revolver of $2,058 million, excluding $205 million of securitization obligations.
The Company has interest rate swaps with an aggregate notional value of $1,475 million to manage a portion of the Company's exposure to changes in interest rate associated with variable rate borrowings. The fixed interest rates on the swaps range from 2.07% to 2.89%. Although we have entered into these interest rate swaps, involving the exchange of floating for fixed rate interest payments, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2016. In addition, the fair value of the interest rate swaps is also subject to movements in LIBOR and will fluctuate in future periods.  The Company has recognized a liability of $33 million for the fair value of the interest rate swaps at December 31, 2016.  Therefore, an increase in the LIBOR yield curve could increase the fair value of the interest rate swaps and decrease interest expense.
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
As of December 31, 2016, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
The Company Owned Real Estate Brokerage Services segment, NRT, owns real estate brokerage offices located in and around large metropolitan areas in the U.S. NRT has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2016, NRT generated approximately 26% of its revenues from California, 22% from the New York metropolitan area and 9% from

Florida. For the year ended December 31, 2015, NRT generated approximately 27% of its revenues from California, 23% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2014, NRT generated approximately 28% of its revenues from California, 24% from the New York metropolitan area and 10% from Florida.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of December 31, 2016, the Company had outstanding foreign currency forward contracts with a fair value of $2 million and a notional value of $29 million. As of December 31, 2015, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $33 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2016	December 31, 2015
Interest rate swap contracts	Other non-current liabilities	$33	$47
The effect of derivative instruments on earnings is as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Year Ended December 31,
		2016	2015	2014
Interest rate swap contracts	Interest expense	$6	$20	$32
Foreign exchange contracts	Operating expense	(2)	(2)	(3)
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
The Company measures financial instruments at fair value on a recurring basis and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level I, II or III assets or liabilities during the year ended December 31, 2016
The following table summarizes fair value measurements by level at December 31, 2016 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other non-current liabilities)	$—	$33	$—	$33
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	50	50
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2015	$59
Additions: contingent consideration related to acquisitions completed during the period	19
Reductions: payments of contingent consideration (reflected in the financing section of the Consolidated Statement of Cash Flows)	(26)
Changes in fair value (reflected in the Consolidated Statement of Operations)	(2)
Fair value of contingent consideration at December 31, 2016	$50

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2016		December 31, 2015
	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$200	$200	$200	$200
Term Loan B	1,094	1,100	1,867	1,849
Term Loan A Facility:
Term Loan A	413	414	435	426
Term Loan A-1	351	351	—	—
3.375% Senior Notes	—	—	500	500
4.50% Senior Notes	450	461	450	464
5.25% Senior Notes	550	562	300	308
4.875% Senior Notes	500	483	—	—
Securitization obligations	205	205	247	247
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.

18.	SEGMENT INFORMATION
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

	Revenues (a) (b)
	Year Ended December 31,
	2016	2015	2014
Real Estate Franchise Services	$781	$755	$716
Company Owned Real Estate Brokerage Services	4,344	4,344	4,078
Relocation Services	405	415	419
Title and Settlement Services	573	487	398
Corporate and Other (c)	(293)	(295)	(283)
Total Company	$5,810	$5,706	$5,328
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $293 million for the year ended December 31, 2016, $295 million for the year ended December 31, 2015 and $283 million for the year ended December 31, 2014. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $43 million for the year ended December 31, 2016, $49 million for the year ended December 31, 2015 and $42 million for the year ended December 31, 2014. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Year Ended December 31,
	2016 (a)	2015 (b)	2014 (c)
Real Estate Franchise Services	$516	$495	$463
Company Owned Real Estate Brokerage Services	137	199	193
Relocation Services	96	105	102
Title and Settlement Services	62	48	36
Corporate and Other (d)	(78)	(121)	(107)
Total Company	$733	$726	$687
______________

(a)
Includes $39 million of restructuring charges as follows: $4 million in the Real Estate Franchise Services segment, $22 million in the Company Owned Real Estate Brokerage Services segment, $4 million in the Relocation Services segment, $1 million in Title and Settlement Services segment and $8 million in Corporate and Other, partially offset by a net benefit of $2 million of former parent legacy items for the year ended December 31, 2016.

(b)
Includes $48 million related to the loss on the early extinguishment of debt and restructuring charges of $10 million as follows: $5 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $4 million in Corporate and Other, partially offset by a net benefit of $15 million of former parent legacy items for the year ended December 31, 2015.

(c)
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

(d)	Includes the elimination of transactions between segments.
Provided below is a reconciliation of EBITDA to Net income attributable to Realogy Holdings and Realogy Group:

	Year Ended December 31,
	2016	2015	2014
Net income attributable to Realogy Holdings and Realogy Group	$213	$184	$143
Add: Depreciation and amortization	202	201	190
Interest expense, net	174	231	267
Income tax expense	144	110	87
EBITDA	$733	$726	$687
Depreciation and Amortization

	Year Ended December 31,
	2016	2015	2014
Real Estate Franchise Services	$77	$77	$75
Company Owned Real Estate Brokerage Services	49	46	42
Relocation Services	31	33	43
Title and Settlement Services	23	25	15
Corporate and Other	22	20	15
Total Company	$202	$201	$190
Segment Assets

	As of December 31
	2016	2015
Real Estate Franchise Services	$4,477	$4,534
Company Owned Real Estate Brokerage Services	1,249	1,140
Relocation Services	1,081	1,126
Title and Settlement Services	416	382
Corporate and Other	198	349
Total Company	$7,421	$7,531

Capital Expenditures

	Year Ended December 31,
	2016	2015	2014
Real Estate Franchise Services	$8	$8	$10
Company Owned Real Estate Brokerage Services	44	41	33
Relocation Services	12	14	9
Title and Settlement Services	9	8	8
Corporate and Other	14	13	11
Total Company	$87	$84	$71
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2016
Net revenues	$5,683	$127	$5,810
Total assets	7,347	74	7,421
Net property and equipment	265	2	267
On or for the year ended December 31, 2015
Net revenues	$5,579	$127	$5,706
Total assets	7,450	81	7,531
Net property and equipment	252	2	254
On or for the year ended December 31, 2014
Net revenues	$5,201	$127	$5,328
Total assets	7,219	85	7,304
Net property and equipment	232	1	233

19.	SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Provided below is selected unaudited quarterly financial data for 2016 and 2015.

	2016
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$157	$221	$215	$188
Company Owned Real Estate Brokerage Services	841	1,268	1,231	1,004
Relocation Services	83	109	116	97
Title and Settlement Services	111	149	164	149
Corporate and Other (a)	(58)	(85)	(82)	(68)
Total Company	$1,134	$1,662	$1,644	$1,370
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$73	$130	$133	$102
Company Owned Real Estate Brokerage Services	(32)	63	55	(8)
Relocation Services	(1)	22	34	16
Title and Settlement Services	(5)	21	17	6
Corporate and Other	(101)	(83)	(63)	(30)
Total Company	$(66)	$153	$176	$86
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(42)	$92	$106	$57
Income (loss) per share attributable to Realogy Holdings (c):
Basic income (loss) per share	$(0.29)	$0.63	$0.74	$0.40
Diluted income (loss) per share	$(0.29)	$0.63	$0.73	$0.40

_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	former parent legacy cost of $1 million in the first quarter and former parent legacy benefit of $3 million in the fourth quarter; and

•	restructuring charges of $9 million, $12 million, $9 million and $9 million in the first, second, third and fourth quarters, respectively.

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

	2015
	First	Second	Third	Fourth
Net revenues
Real Estate Franchise Services	$151	$213	$214	$177
Company Owned Real Estate Brokerage Services	796	1,289	1,267	992
Relocation Services	85	108	124	98
Title and Settlement Services	87	128	147	125
Corporate and Other (a)	(57)	(87)	(84)	(67)
Total Company	$1,062	$1,651	$1,668	$1,325
Income (loss) before income taxes, equity in earnings and noncontrolling interests (b)
Real Estate Franchise Services	$67	$127	$133	$92
Company Owned Real Estate Brokerage Services	(28)	75	82	8
Relocation Services	(1)	22	39	16
Title and Settlement Services	(7)	16	9	5
Corporate and Other	(89)	(83)	(81)	(120)
Total Company	$(58)	$157	$182	$1
Net income (loss) attributable to Realogy Holdings and Realogy Group	$(32)	$97	$110	$9
Income (loss) per share attributable to Realogy Holdings (c):
Basic income (loss) per share	$(0.22)	$0.66	$0.75	$0.06
Diluted income (loss) per share	$(0.22)	$0.66	$0.74	$0.06
_______________

(a)	Represents the elimination of transactions primarily between the Real Estate Franchise Services segment and the Company Owned Real Estate Brokerage Services segment.

(b)	The quarterly results include the following:

•	a loss on the early extinguishment of debt of $48 million in the fourth quarter;

•	former parent legacy benefit of $1 million and $14 million in the second and third quarters, respectively; and

•	restructuring charges of $10 million in the fourth quarter.

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
In January 2017, the Company completed two debt transactions which increased the borrowing capacity under the Revolving Credit Facility from $815 million to $1.050 billion and refinanced the existing Term Loan B to reduce the interest rate by 75 basis points from LIBOR plus 3.00% (with a floor of 0.75%) to LIBOR plus 2.25% (with a floor of 0.75%).
On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) have agreed to form a new joint venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which is expected to begin doing business in June 2017. Commencement of operations is subject to the closing of an asset purchase agreement under which Guaranteed Rate Affinity will acquire certain assets of the mortgage operations of PHH Home Loans, the existing joint venture between Realogy and PHH Mortgage Corporation, including its four regional centers and employees across the United States, but not its mortgage assets.
Guaranteed Rate Affinity will originate and market its mortgage lending services to Realogy’s real estate brokerage and relocation subsidiaries as well as other real estate brokerage and relocation companies across the country. Guaranteed Rate will own a controlling 50.1% stake of Guaranteed Rate Affinity and Realogy will own 49.9%. Guaranteed Rate will have responsibility for the oversight of the officers and senior employees of the Company who are designated to manage the Company.
The asset purchase agreement is subject to approval by PHH Corporation’s shareholders and other closing conditions and the movement of employees from the old joint venture to the new joint venture is expected to be completed in a series of phases. The initial phase is expected to occur in June 2017 and the final phase is expected to occur during the fourth quarter of 2017. Once these transactions are complete together with the monetization of Realogy's stake in the old joint venture, the Company expects to realize approximately $30 million of net cash.
On February 23, 2017, the Board authorized a new share repurchase program of up to $300 million of the Company's common stock, which is in addition to the remaining authorization under the initial share repurchase program authorized in February 2016. As with the initial program, repurchases under the new program may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. Similarly, the new repurchase program has no time limit and may be suspended or discontinued at any time.

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

4.6
Supplemental Indenture No. 5 dated as of October 15, 2015 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.14 to Registrants' Form 10-K for the year ended December 31, 2015).

4.7
Supplemental Indenture No. 6 dated as of February 9, 2016 to the 4.500% Senior Note Indenture (Incorporated by reference to Exhibit 4.15 to Registrants' Form 10-K for the year ended December 31, 2015).

4.8*	Supplemental Indenture No. 7 dated as of October 31, 2016 to the 4.500% Senior Note Indenture.

4.9	Form of 4.500% Senior Notes due 2019 (included in the 4.500% Senior Note Indenture filed as Exhibit 4.1 filed to the Registrants' Form 10-Q for the three months ended March 31, 2014).

Exhibit	Description

4.10
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

4.11	Supplemental Indenture No. 1 dated as of January 2, 2015 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 4.28 to Registrants' Form 10-K for the year ended December 31, 2014).

4.12
Supplemental Indenture No. 2 dated as of October 15, 2015 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 4.19 to Registrants' Form 10-K for the year ended December 31, 2015).

4.13
Supplemental Indenture No. 3 dated as of February 9, 2016 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 4.20 to Registrants' Form 10-K for the year ended December 31, 2015).

4.14	Supplemental Indenture No. 4 dated as of March 1, 2016 to the 5.250% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on March 1, 2016).
4.15*        Supplemental Indenture No. 5 dated as of October 31, 2016 to the 5.250% Senior Note Indenture.

4.16
Form of 5.250% Senior Notes due 2021 (included in the 5.250% Senior Note Indenture (included in the 5.250% Senior Note Indenture filed as Exhibit 4.27 to Registrants' Form 10-K for the year ended December 31, 2014).

4.17
Indenture, dated as of June 1, 2016, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein), and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 4.875% Senior Notes due 2023 (the "4.875% Senior Note Indenture") (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2016).

4.18*	Supplemental Indenture No. 1 dated as of October 31, 2016 to the 4.875% Senior Note Indenture.

4.19
Form of 4.875% Senior Notes due 2023 (included in the 5.250% Senior Note Indenture (included in the 4.875% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2016).

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

Exhibit	Description

10.6
Third Amendment, dated as of July 20, 2016, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on July 22, 2016).

10.7
Fourth Amendment, dated as of January 23, 2017, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on January 23, 2017).

10.8
Incremental Assumption Agreement, dated as of January 23, 2017, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on January 23, 2017).

10.9
Amended and Restated Guaranty and Collateral Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the subsidiary loan parties thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on March 8, 2013).

10.10
Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.11
First Amendment, dated as of July 20, 2016, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.12
Term Loan A Guaranty and Collateral Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the subsidiary loan parties thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.13
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

10.14
Joinder No. 1 dated as of October 23, 2015 to the First Lien Priority Intercreditor Agreement dated as of February 2, 2012, with JPMorgan Chase Bank, N.A. and the other parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

10.15**
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

Exhibit	Description

10.17**
Amendment to Employment Agreement dated November 1, 2013, between Realogy Group LLC (f/k/a Realogy Corporation) and Richard A Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the three months ended September 30, 2013).

10.18**
Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Anthony E. Hull(Incorporated by reference to Exhibit 10.16 to Registrants' Form 10-K for the year ended December 31, 2015).

10.19**
Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Alexander E. Perriello(Incorporated by reference to Exhibit 10.19 to Registrants' Form 10-K for the year ended December 31, 2015).

10.20* **	Letter Agreement dated February 23, 2017 between Realogy Holdings Corp. and Alexander E. Perriello

10.21**
Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Bruce G. Zipf (Incorporated by reference to Exhibit 10.22 to Registrants' Form 10-K for the year ended December 31, 2015).

10.22**
Severance Agreement dated February 23, 2016, between Realogy Holdings Corp. and Donald J. Casey (Incorporated by reference to Exhibit 10.25 to Registrants' Form 10-K for the year ended December 31, 2015).

10.23**	Realogy Holdings Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three months ended September 30, 2012).

10.24**
Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time-vested options (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three months ended September 30, 2010).

10.25**	Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).

10.26**
Amendment No. 1 dated November 4, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.26 to Registrants' Form 10-K for the year ended December 31, 2014).

10.27**
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

10.29**
Amendment No. 1 dated November 4, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 4.29 to Registrants' Form 10-K for the year ended December 31, 2014).

10.30**
Amendment No. 2 dated December 11, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan(Incorporated by reference to Exhibit 4.30 to Registrants' Form 10-K for the year ended December 31, 2014).

10.31
Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

10.32
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

10.33
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

10.34
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

10.36
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

10.37
Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).

10.38
First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three months ended March 31, 2013).

10.39
Guaranty dated November 23, 2011, by Realogy Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).

10.40
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

10.41
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

10.42
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

10.43
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

Exhibit	Description

10.44
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

10.47**
Form of Option Agreement for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.51 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).

10.48
Agreement dated July 15, 2010, between Realogy Group LLC (f/k/a Realogy Corporation) and Wyndham Worldwide Corporation (Incorporated by reference to Exhibit 10.1 to Realogy Corporation’s Current Report on Form 8-K filed on July 20, 2010).

10.49**	Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Realogy Holdings Corp.'s Current Report on Form 8-K filed on May 5, 2016).

10.50* **	Form of Stock Option Agreement under Amended and Restated 2012 Long-Term Incentive Plan.

10.51* **	Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan.

10.52**
Form of NEO Notice of Grant and Performance Share Unit Agreement under Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrants' Form 10-Q for the three months ended March 31, 2016).

10.53**
Form of NEO Performance Restricted Stock Unit Notice of Grant and Performance Restricted Stock Unit Agreement under Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrants' Form 10-Q for the three months ended March 31, 2016).

10.54	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).

21.1*	Subsidiaries of Realogy Holdings Corp. and Realogy Group LLC.

23.1*	Consent of PricewaterhouseCoopers LLP.

24.1*	Power of Attorney of Directors and Officers of the registrants (included on signature pages to this Form 10-K).

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

Exhibit	Description

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
_______________

*	Filed herewith.

**	Compensatory plan or arrangement.

^	Furnished electronically with this report.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2016, 2015 AND 2014
(in millions)

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2016	$20	$2	$—	$(9)	$13
Year ended December 31, 2015	27	6	—	(13)	20
Year ended December 31, 2014	36	4	—	(13)	27

Deferred tax asset valuation allowance
Year ended December 31, 2016	$11	$(1)	$—	$—	$10
Year ended December 31, 2015	10	1	—	—	11
Year ended December 31, 2014	16	—	—	(6)	10
_______________

(a)	The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables in the Consolidated Balance Sheets.