Form 10-Q
period 2017-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2017-05-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company	Emerging growth company
Realogy Holdings Corp.	☑	☐	☐	☐	☐
Realogy Group LLC	☐	☐	☑	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 137,993,866 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of May 2, 2017.
~~__________________________________________________________________________________________________________________~~

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

◦
legislative, tax or regulatory changes (including changes in regulatory interpretations or enforcement practices) that would adversely impact the residential real estate market, including changes relating to the Real Estate Settlement Procedures Act ("RESPA"), potential reforms of Fannie Mae and Freddie Mac, immigration reform, and potential tax code reform;

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

•	loss, attrition or changes among our senior executives, other key employees or our inability to recruit top talent;

•	our inability to achieve or maintain cost savings and other benefits from our restructuring activities;

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

•
any remaining resolutions or outcomes with respect to contingent liabilities of our former parent, Cendant Corporation ("Cendant"), under the Separation and Distribution Agreement and the Tax Sharing Agreement (each as described in our Annual Report on Form 10-K for the year ended December 31, 2016, the "2016 Form 10-K"), including any adverse impact on our future cash flows; and

•	new types of taxes or increases in state, local or federal taxes that could diminish profitability or liquidity.
Other factors not identified above, including those described under the headings "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2016 Form 10-K), filed with the Securities and Exchange Commission ("SEC"), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive loss, and cash flows for the three-month periods ended March 31, 2017 and March 31, 2016. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
May 4, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of March 31, 2017, and the related condensed consolidated statements of operations, comprehensive loss, and cash flows for the three-month periods ended March 31, 2017 and March 31, 2016. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for them to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
May 4, 2017

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues
Gross commission income	$881	$826
Service revenue	194	190
Franchise fees	75	69
Other	53	49
Net revenues	1,203	1,134
Expenses
Commission and other agent-related costs	605	558
Operating	376	367
Marketing	62	58
General and administrative	96	86
Former parent legacy costs, net	—	1
Restructuring costs	5	9
Depreciation and amortization	50	48
Interest expense, net	39	73
Loss on the early extinguishment of debt	4	—
Total expenses	1,237	1,200
Loss before income taxes, equity in losses and noncontrolling interests	(34)	(66)
Income tax benefit	(9)	(24)
Equity in losses of unconsolidated entities	3	—
Net loss	(28)	(42)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(28)	$(42)

Loss per share attributable to Realogy Holdings:
Basic loss per share	$(0.20)	$(0.29)
Diluted loss per share	$(0.20)	$(0.29)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	139.7	146.5
Diluted	139.7	146.5

Cash dividends declared per share (beginning in August 2016)	$0.09	$—

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(28)	$(42)
Currency translation adjustment	1	—
Other comprehensive income, before tax	1	—
Income tax expense related to items of other comprehensive income	—	—
Other comprehensive income, net of tax	1	—
Comprehensive loss	(27)	(42)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(27)	$(42)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$205	$274
Trade receivables (net of allowance for doubtful accounts of $12 and $13)	147	152
Relocation receivables	223	244
Other current assets	158	148
Total current assets	733	818
Property and equipment, net	270	267
Goodwill	3,691	3,690
Trademarks	748	748
Franchise agreements, net	1,344	1,361
Other intangibles, net	304	313
Other non-current assets	240	224
Total assets	$7,330	$7,421
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125	$140
Securitization obligations	172	205
Due to former parent	29	28
Current portion of long-term debt	355	242
Accrued expenses and other current liabilities	400	435
Total current liabilities	1,081	1,050
Long-term debt	3,256	3,265
Deferred income taxes	379	389
Other non-current liabilities	239	248
Total liabilities	4,955	4,952
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2017 and December 31, 2016	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 138,733,646 shares outstanding at March 31, 2017 and 140,227,692 shares outstanding at December 31, 2016	1	1
Additional paid-in capital	5,499	5,565
Accumulated deficit	(3,090)	(3,062)
Accumulated other comprehensive loss	(39)	(40)
Total stockholders' equity	2,371	2,464
Noncontrolling interests	4	5
Total equity	2,375	2,469
Total liabilities and equity	$7,330	$7,421

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2017	2016
Operating Activities
Net loss	$(28)	$(42)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	50	48
Deferred income taxes	(10)	(27)
Amortization of deferred financing costs and discount	4	4
Loss on the early extinguishment of debt	4	—
Equity in losses of unconsolidated entities	3	—
Stock-based compensation	12	12
Mark-to-market adjustments on derivatives	(1)	31
Other adjustments to net loss	(1)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	4	3
Relocation receivables	22	(9)
Other assets	(24)	(10)
Accounts payable, accrued expenses and other liabilities	(44)	(71)
Due to former parent	—	1
Dividends received from unconsolidated entities	1	—
Other, net	(4)	(3)
Net cash used in operating activities	(12)	(64)
Investing Activities
Property and equipment additions	(28)	(22)
Payments for acquisitions, net of cash acquired	(1)	(13)
Investment in unconsolidated entities	(3)	—
Change in restricted cash	2	2
Other, net	(1)	(1)
Net cash used in investing activities	(31)	(34)
Financing Activities
Net change in revolving credit facility	110	(200)
Amortization payments on term loan facilities	(10)	(10)
Proceeds from issuance of Senior Notes	—	250
Net change in securitization obligations	(33)	(27)
Debt issuance costs	(6)	(2)
Repurchase of common stock	(57)	(33)
Dividends paid on common stock	(13)	—
Proceeds from exercise of stock options	1	—
Taxes paid related to net share settlement for stock-based compensation	(10)	(4)
Payments of contingent consideration related to acquisitions	(4)	(4)
Other, net	(5)	(4)
Net cash used in financing activities	(27)	(34)
Effect of changes in exchange rates on cash and cash equivalents	1	—
Net decrease in cash and cash equivalents	(69)	(132)
Cash and cash equivalents, beginning of period	274	415
Cash and cash equivalents, end of period	$205	$283
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $1 for both periods presented)	$24	$28
Income tax payments, net	2	2

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
In management's opinion, the accompanying Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary to present fairly Realogy Holdings and Realogy Group's financial position as of March 31, 2017 and the results of operations and comprehensive loss for the three months ended March 31, 2017 and 2016 and cash flows for the three months ended March 31, 2017 and 2016. As the interim Condensed Consolidated Financial Statements are prepared using the same accounting principles and policies used to prepare the annual consolidated financial statements, they should be read in conjunction with the Consolidated Financial Statements for the year ended December 31, 2016 included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
The Company measures financial instruments at fair value on a recurring basis and recognizes transfers within the fair value hierarchy at the end of the fiscal quarter in which the change in circumstances that caused the transfer occurred. There have been no transfers between Level I, II or III assets or liabilities during the three months ended March 31, 2017.
The following table summarizes fair value measurements by level at March 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other current and non-current liabilities)	$—	$27	$—	$27
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	45	45
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2016	$50
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration (reflected in the financing section of the Consolidated Statement of Cash Flows)	(4)
Changes in fair value (reflected in the Consolidated Statement of Operations)	(1)
Fair value of contingent consideration at March 31, 2017	$45

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2017		December 31, 2016
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$310	$310	$200	$200
Term Loan B	1,092	1,097	1,094	1,100
Term Loan A Facility:
Term Loan A	408	408	413	414
Term Loan A-1	348	349	351	351
4.50% Senior Notes	450	463	450	461
5.25% Senior Notes	550	571	550	562
4.875% Senior Notes	500	490	500	483
Securitization obligations	172	172	205	205
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level I.
Investment in PHH Home Loans
The Company owns 49.9% of PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage.
In connection with the joint venture, the Company recorded $4 million in losses related to its equity investment in PHH Home Loans for the three months ended March 31, 2017 and no equity in earnings for the three months ended March 31, 2016. The Company received no cash dividends from PHH Home Loans during both the three months ended March 31, 2017 and March 31, 2016. The Company's investment in PHH Home Loans is $55 million at March 31, 2017 and $59 million at December 31, 2016.
On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) agreed to form a new joint venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which is expected to begin doing business in mid-2017. Commencement of operations is subject to the closing of the transactions contemplated by an asset purchase agreement under which Guaranteed Rate Affinity will acquire certain assets of the mortgage operations of PHH Home Loans, the existing joint venture between Realogy and PHH Mortgage Corporation. The asset purchase agreement is subject to approval by PHH Corporation’s shareholders and other closing conditions and the movement of employees from the existing joint venture to the new joint venture is expected to be completed in a series of phases. The initial phase is expected to occur in mid-2017 and the final phase is expected to occur during the fourth quarter of 2017.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $9 million for the three months ended March 31, 2017 and a benefit of $24 million for the three months ended March 31, 2016.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2017, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $27 million. As of December 31, 2016, the Company had outstanding foreign currency forward contracts with a fair value of $2 million and a notional value of $29 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swap contracts	Other current and non-current liabilities	$27	$33
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended March 31,
		2017	2016
Interest rate swap contracts	Interest expense	$(1)	$31
Foreign exchange contracts	Operating expense	—	—
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $5 million and $7 million at March 31, 2017 and December 31, 2016, respectively, and are primarily included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the three months ended March 31, 2017 and March 31, 2016 included capital lease additions of $5 million and $4 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
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
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company's common stock. On February 23, 2017, the Company's Board of Directors authorized a new share repurchase program of up to an additional $300 million of the Company's common stock.
As of March 31, 2017, the Company had repurchased and retired 9.3 million shares of common stock under the February 2016 share repurchase program for an aggregate of $259 million at a weighted average market price of $27.93 per share, including 2.2 million shares of common stock repurchased during the first quarter of 2017 for $60 million at a weighted average market price of $27.82 per share. As of March 31, 2017, approximately $16 million remained available for repurchase under the February 2016 share repurchase program and $300 million remained available for repurchase under the February 2017 share repurchase plan.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. During the three months ended March 31, 2017, the Board declared and paid a cash dividend of $0.09 per share of the Company’s common stock.
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
In August 2016, the FASB issued a new standard on classification of cash receipts and payments on the statement of cash flows intending to reduce diversity in practice on how certain transactions are classified. In addition, in November 2016, the FASB issued a new standard requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standards are effective for annual periods beginning after December 15, 2017 and will require a retrospective application at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact of the standards on its consolidated financial statements.
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
In May 2014, the FASB issued a standard on revenue recognition that will impact most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company is currently evaluating implementation method and plans to adopt the new standard in the first quarter of 2018. After a review of the Company's revenue streams, the Company does not expect the new standard to have a material impact on financial results as the majority of the Company's revenue is recognized at the completion of a homesale transaction which will not result in a change in the timing of recognition of revenue transactions under the new revenue recognition guidance.

2.	ACQUISITIONS
2017 Acquisitions
During the three months ended March 31, 2017, the Company acquired five real estate brokerage operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $1 million, resulting in goodwill of $1 million.
None of the 2017 acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
2016 Acquisitions
During the year ended December 31, 2016, the Company acquired eleven real estate brokerage and property management operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $74 million and established $9 million of contingent consideration. These acquisitions resulted in goodwill of $52 million, customer relationships of $20 million, pendings and listings of $6 million, other intangible assets of $3 million, other assets of $5 million and other liabilities of $3 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2016	$3,315	$1,051	$641	$469	$5,476
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2016	2,292	893	360	145	3,690
Goodwill acquired	—	1	—	—	1
Balance at March 31, 2017	$2,292	$894	$360	$145	$3,691
Intangible assets are as follows:

	As of March 31, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$675	$1,344	$2,019	$658	$1,361
Indefinite life—Trademarks (b)	$748		$748	$748		$748
Other Intangibles
Amortizable—License agreements (c)	$45	$9	$36	$45	$9	$36
Amortizable—Customer relationships (d)	550	318	232	550	312	238
Indefinite life—Title plant shares (e)	18		18	18		18
Amortizable—Pendings and listings (f)	6	6	—	6	5	1
Amortizable—Other (g)	33	15	18	33	13	20
Total Other Intangibles	$652	$348	$304	$652	$339	$313
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

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2017	2016
Franchise agreements	$17	$17
License agreements	—	—
Customer relationships	6	7
Pendings and listings	1	—
Other	2	2
Total	$26	$26
Based on the Company’s amortizable intangible assets as of March 31, 2017, the Company expects related amortization expense for the remainder of 2017, the four succeeding years and thereafter to be approximately $73 million, $97 million, $96 million, $94 million, $92 million and $1,178 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2017	December 31, 2016
Accrued payroll and related employee costs	$85	$138
Accrued volume incentives	29	40
Accrued commissions	37	31
Restructuring accruals	12	14
Deferred income	67	69
Accrued interest	31	13
Contingent consideration for acquisitions	20	24
Other	119	106
Total accrued expenses and other current liabilities	$400	$435

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Credit Facility	$310	$200
Term Loan B	1,069	1,069
Term Loan A Facility:
Term Loan A	406	411
Term Loan A-1	345	347
4.50% Senior Notes	440	439
5.25% Senior Notes	545	545
4.875% Senior Notes	496	496
Total Short-Term & Long-Term Debt	$3,611	$3,507
Securitization obligations:
Apple Ridge Funding LLC	$160	$192
Cartus Financing Limited	12	13
Total securitization obligations	$172	$205
Indebtedness Table
As of March 31, 2017, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$310	$ *	$310
Term Loan B	(3)	July 2022	1,092	23	1,069
Term Loan A Facility:
Term Loan A	(4)	October 2020	408	2	406
Term Loan A-1	(5)	July 2021	348	3	345
Senior Notes	4.50%	April 2019	450	10	440
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2017	160	*	160
Cartus Financing Limited (8)		August 2017	12	*	12
Total (9)			$3,830	$47	$3,783
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of March 31, 2017, the Company had $1,050 million of borrowing capacity under its Revolving Credit Facility, leaving $740 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. The outstanding borrowings and capacity are the same as of May 3, 2017.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at March 31, 2017 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2017.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2017.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2017.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)	As of March 31, 2017, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $165 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of March 31, 2017, the Company had $19 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $7 million of available capacity.

(9)
Not included in this table, the Company had $126 million of outstanding letters of credit at March 31, 2017 under the Unsecured Letter of Credit Facility with a weighted average rate of 2.93%. At March 31, 2017, the capacity of the facility was $131 million.

Maturities Table
As of March 31, 2017, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2017 and each of the next four years is as follows:

Year	Amount
Remaining 2017 (a)	$341
2018	57
2019	527
2020	357
2021	836
_______________

(a)
The current portion of long-term debt consists of remaining 2017 amortization payments totaling $16 million, $7 million and $8 million for the Term Loan A, Term Loan A-1 and Term Loan B facilities, respectively, as well as $310 million of revolver borrowings under the revolving credit facility which expires in October 2020, but are classified on the balance sheet as current due to the revolving nature of the facility.

Senior Secured Credit Facility
In July 2016, the Company entered into a third amendment (the “Third Amendment”) to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended. The Third Amendment replaced the $1,858 million Term Loan B due March 2020 with a new $1,100 million Term Loan B due July 20, 2022. In January 2017, the Company entered into a fourth amendment (the “Fourth Amendment” to the Amended and Restated Credit Agreement, as so amended, the "Senior Secured Credit Agreement") that repriced the Term Loan B through a refinancing of the existing term loan with a new Term Loan B. The Fourth Amendment reduced the interest rate by 75 basis points but did not change the maturity date for the Term Loan B. The Company also entered into an Incremental Assumption Agreement to the Senior Secured Credit Agreement pursuant to which the Company increased the borrowing capacity under its Revolving Credit Facility to $1,050 million from the existing $815 million.
The Senior Secured Credit Agreement provides for:

(a)
a Term Loan B issued in the original aggregate principal amount of $1,100 million with a maturity date of July 2022. The Term Loan B has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at Realogy Group's option, adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%); and

(b)
a $1,050 million Revolving Credit Facility with a maturity date of October 23, 2020, which includes (i) a $125 million letter of credit subfacility and (ii) a swingline loan subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00	2.00%	1.00%
The Senior Secured Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if Realogy Group's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Senior Secured Credit Agreement also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
The obligations under the Senior Secured Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00, and pursuant to the second amendment discussed above, the leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. In this report, the Company refers to the term "Adjusted (Covenant) EBITDA" to mean EBITDA as so defined for purposes of determining compliance with the senior secured leverage covenant. The senior secured leverage ratio measured at any applicable quarter end is Realogy Group's total senior secured net debt divided by the trailing twelve month Adjusted (Covenant) EBITDA. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At March 31, 2017, Realogy Group’s senior secured leverage ratio was 2.35 to 1.00.
Term Loan A Facility
In October 2015, Realogy Group entered into the Term Loan A senior secured credit agreement which provides for a five-year, $435 million loan issued at par with a maturity date of October 23, 2020 (the “Term Loan A”) and has terms substantially similar to the Senior Secured Credit Agreement. The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling the amount per annum equal to the following percentages of the original principal amount of the Term Loan A: 5%, 5%, 7.5%, 10.0% and 12.5% for amortizations payable in 2016, 2017, 2018, 2019 and 2020, with the balance payable upon the final maturity date. The interest rates with respect to term loans under the Term Loan A are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
Consistent with the Senior Secured Credit Agreement, the Term Loan A Facility permits the Company to obtain up to $500 million of additional credit facilities from lenders reasonably satisfactory to the administrative agent and the company, without the consent of the existing lenders under the Term Loan A, plus an unlimited amount if the Company's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Term Loan A Facility also permits us to issue senior secured or unsecured notes in lieu of any incremental facility.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. At March 31, 2017, the capacity of the facility was $131 million. The facility's expiration dates are as follows:

Capacity (in millions)	Expiration Date
$65	September 2018
$66	December 2019
The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of March 31, 2017, $126 million of the Unsecured Letter of Credit Facility is being utilized.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. The program expires in June 2017 and has a capacity of $325 million. At March 31, 2017, Realogy Group has $160 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility, both of which expire in August 31, 2017. There are $12 million of outstanding borrowings on the facilities at March 31, 2017. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.

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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $216 million and $238 million of underlying relocation receivables and other related relocation assets at March 31, 2017 and December 31, 2016, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million for both the three months ended March 31, 2017 and 2016. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.3% and 2.6% for the three months ended March 31, 2017 and 2016, respectively.
Loss on the Early Extinguishment of Debt
As a result of the refinancing transaction, the Company recorded a loss on the early extinguishment of debt of $4 million during the three months ended March 31, 2017.

6.	RESTRUCTURING COSTS
The restructuring charges for the three months ended March 31, 2017 and 2016 were $5 million and $9 million, respectively. The components of the restructuring charges for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31,
	2017	2016
Personnel-related costs (1)	$5	$2
Facility-related costs (2)	—	2
Accelerated depreciation on asset disposals	—	—
Other restructuring costs (3)	—	5
Total restructuring charges	$5	$9
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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
The following is a reconciliation of the beginning and ending restructuring reserve balances for the Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Accelerated depreciation on asset disposal	Other restructuring costs	Total
Balance at December 31, 2016	$9	$7	$—	$—	$16
Restructuring charges	5	—	—	—	5
Costs paid or otherwise settled	(6)	(2)	—	—	(8)
Balance at March 31, 2017	$8	$5	$—	$—	$13
The following table shows the total restructuring costs expected to be incurred by type of cost for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$34	$30	$4
Facility-related costs	17	13	4
Accelerated depreciation related to asset disposals	3	1	2
Other restructuring costs	11	10	1
Total	$65	$54	$11
The following table shows the total restructuring costs expected to be incurred by reportable segment for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$5	$4	$1
Company Owned Real Estate Brokerage Services	39	32	7
Relocation Services	5	5	—
Title and Settlement Services	1	1	—
Corporate and Other	15	12	3
Total	$65	$54	$11

7.	STOCK-BASED COMPENSATION
The Company has stock-based compensation plans (the 2007 Stock Incentive Plan and the 2012 Long-Term Incentive Plan) under which incentive equity awards such as non-qualified stock options, rights to purchase shares of common stock, restricted stock, restricted stock units ("RSUs"), performance restricted stock units and performance share units ("PSUs") may be issued to employees, consultants and directors of Realogy. The Company's stockholders approved the Amended and Restated 2012 Long-Term Incentive Plan at the 2016 Annual Meeting of Stockholders held on May 4, 2016 (the "Amended and Restated 2012 LTIP"). The Amended and Restated 2012 LTIP increases the number of shares authorized for issuance under that plan by 9.8 million shares. The total number of shares authorized for issuance under the plans is 19.4 million shares.
Awards granted under the Amended and Restated 2012 LTIP utilizing the additional 9.8 million share reserve, except options and stock appreciation rights, must be counted against the foregoing share limit on a 2.22 share to one basis for each share actually granted in connection with such award. As of March 31, 2017, the total number of shares available for future grants under the Amended and Restated 2012 LTIP was approximately 3 million shares. The Company does not expect to issue any additional awards under the 2007 Stock Incentive Plan.

Consistent with the 2016 long-term incentive equity awards, the 2017 awards include a mix of PSUs, RSUs (performance restricted stock units for the CEO and direct reports) and options. The 2017 PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period ending December 31, 2019. There are two PSU awards: one is based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the SPDR S&P Homebuilders Index ("XHB") (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The number of shares that may be issued under the PSU is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award). The shares earned will be distributed in early 2020. The RSUs vest over three years, with 33.33% vesting on each anniversary of the grant date. Time-vesting of the 2017 performance RSUs for the CEO and direct reports is subject to achievement of a minimum EBITDA performance goal for 2017. The stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant.
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

2017 RTSR PSU
Weighted average grant date fair value	$27.98
Weighted average expected volatility	29.0%
Weighted average volatility of XHB	18.4%
Weighted average correlation coefficient	0.53
Weighted average risk-free interest rate	1.5%
Weighted average dividend yield	—
A summary of RSU activity for the three months ended March 31, 2017 is presented below (number of shares in millions):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	1.4	$37.53
Granted	0.9	27.69
Vested (a)	(0.5)	40.63
Forfeited	—	—
Unvested at March 31, 2017	1.8	$31.41
______________

(a)	The total fair value of RSUs which vested during the three months ended March 31, 2017 was $23 million.

A summary of PSU activity for the three months ended March 31, 2017 is presented below (number of shares in millions):

	Performance Share Units (a)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	1.0	$36.71
Granted	0.7	27.70
Vested	—	—
Forfeited	—	—
Unvested at March 31, 2017	1.7	$32.74
______________

(a)	The PSU amounts in the table are shown at the target amount of the award.
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

2017 Options
Weighted average grant date fair value	$8.00
Weighted average expected volatility	30.7%
Weighted average expected term (years)	6.25
Weighted average risk-free interest rate	2.1%
Weighted average dividend yield	1.3%
A summary of stock option unit activity for the three months ended March 31, 2017 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	3.3	$31.73
Granted	0.4	27.56
Exercised	—	—
Forfeited/Expired	—	—
Outstanding at March 31, 2017 (a)	3.7	$31.31
______________

(a)	Options outstanding at March 31, 2017 have an intrinsic value of $7 million and have a weighted average remaining contractual life of 6.2 years.
Stock-Based Compensation Expense
As of March 31, 2017, based on current performance achievement expectations, there was $69 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.4 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $12 million for both the three months ended March 31, 2017 and 2016.

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
The due to former parent balance was $29 million and $28 million at March 31, 2017 and December 31, 2016, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
The Company was in a net loss position for the three months ended March 31, 2017 and 2016, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2017 and 2016, the number of shares of common stock issuable for incentive equity awards, with performance awards based on the achievement of 100% of target amounts, was 7.3 million and 6.0 million, respectively.
In the first quarter of 2017, the Company repurchased and retired 2.2 million shares of common stock for $60 million at a weighted average market price of $27.82 per share. The shares repurchased during the first quarter of 2017 include 226,352 shares for which the trade date occurred in late March 2017 while settlement occurred in April 2017. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at March 31, 2017 and December 31, 2016. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $571 million at March 31, 2017 and $415 million at December 31, 2016. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended March 31,
	2017	2016
Real Estate Franchise Services	$170	$157
Company Owned Real Estate Brokerage Services	897	841
Relocation Services	77	83
Title and Settlement Services	120	111
Corporate and Other (c)	(61)	(58)
Total Company	$1,203	$1,134
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $61 million and $58 million for the three months ended March 31, 2017 and 2016, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $8 million for both the three months ended March 31, 2017 and 2016. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended March 31,
	2017 (a)	2016 (b)
Real Estate Franchise Services	$102	$92
Company Owned Real Estate Brokerage Services	(26)	(21)
Relocation Services	1	5
Title and Settlement Services	2	—
Corporate and Other (c)	(27)	(21)
Total Company	$52	$55
Less:
Depreciation and amortization	$50	$48
Interest expense, net	39	73
Income tax benefit	(9)	(24)
Net loss attributable to Realogy Holdings and Realogy Group	$(28)	$(42)
_______________

(a)
Includes restructuring charges of $5 million in the Company Owned Real Estate Brokerage Services segment and $4 million related to the loss on the early extinguishment of debt for the three months ended March 31, 2017.

(b)
Includes $9 million of restructuring charges as follows: $2 million in the Company Owned Real Estate Brokerage Services segment, $2 million in the Relocation Services segment and $5 million in Corporate and Other, and a net cost of $1 million of former parent legacy items for the three months ended March 31, 2016.

(c)	Includes the elimination of transactions between segments.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2016 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contain forward-looking statements. See "Forward-Looking Statements" in this report and "Forward-Looking Statements" and "Risk Factors" in our 2016 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2017, our franchise systems had approximately 14,200 franchised and company owned offices and approximately 274,500 independent sales associates operating under our franchise and proprietary brands in the U.S. and 112 other countries and territories around the world, which included more than 780 of our company owned and operated brokerage offices with more than 48,100 independent sales associates.

Our wholly-owned subsidiary, ZapLabs LLC (which changed its name from ZipRealty LLC in 2016), is the developer of our proprietary technology platform for the real estate brokerages and independent sales associates in our franchise system as well as their customers. As of March 31, 2017, we rolled out ZapLabs' comprehensive, integrated Zap® technology platform to approximately 70% of our eligible franchisees. Consistent with our previously disclosed plan, we anticipate rolling this product out to a majority of our remaining franchisees in 2017. We believe the Zap technology platform will increase the value proposition to franchisees, independent sales associates and customers as well as improve the productivity of independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty® and Citi HabitatsSM brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

RECENT DEVELOPMENTS
Debt Transactions
Fourth Amendment to the Senior Secured Credit Agreement. On January 23, 2017, Realogy Group, an indirect, wholly-owned subsidiary of Realogy Holdings Corp., entered into a fourth amendment (the “Fourth Amendment”) to its Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended (the Amended and Restated Credit Agreement, as so amended, “Senior Secured Credit Agreement”). The Fourth Amendment reprices the existing Term Loan B issued under the Senior Secured Credit Agreement through a refinancing of the existing term loan with a new Term Loan B. The interest rate with respect to the new Term Loan B is based on, at the Company’s option, adjusted LIBOR plus 2.25% (with a floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%). The maturity date for the new Term Loan B remains July 20,

2022, and all other material provisions under the Senior Secured Credit Agreement remain unchanged. Realogy expects to reduce its annual cash interest expense by approximately $8 million as a result of the repricing.
Incremental Assumption Agreement under Senior Secured Credit Agreement. On January 23, 2017, the Company entered into an Incremental Assumption Agreement to the Senior Secured Credit Agreement pursuant to which the Company increased the borrowing capacity under its Revolving Credit Facility to $1,050 million from the existing $815 million.
New Mortgage Origination Joint Venture
On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) agreed to form a new joint venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which is expected to begin doing business in mid-2017. Commencement of operations is subject to the closing of the transactions contemplated by an asset purchase agreement under which Guaranteed Rate Affinity will acquire certain assets of the mortgage operations of PHH Home Loans, the existing joint venture between Realogy and PHH Mortgage Corporation, including its four regional centers and employees across the United States, but not its mortgage assets.
Following completion of the transactions under the asset purchase agreement, Guaranteed Rate Affinity will originate and market its mortgage lending services to Realogy’s real estate brokerage and relocation subsidiaries as well as other real estate brokerage and relocation companies across the country. Guaranteed Rate will own a controlling 50.1% stake of Guaranteed Rate Affinity and Realogy will own 49.9%. Guaranteed Rate will have responsibility for the oversight of the officers and senior employees of Guaranteed Rate Affinity who are designated to manage Guaranteed Rate Affinity.
The asset purchase agreement is subject to approval by PHH Corporation’s shareholders and other closing conditions and the movement of employees from the existing joint venture to the new joint venture is expected to be completed in a series of phases. The initial phase is expected to occur in mid-2017 and the final phase is expected to occur during the fourth quarter of 2017. Once these transactions are complete together with the monetization of Realogy's stake in the old joint venture, the Company expects to realize approximately $25 million of net cash. There can be no assurance that the transactions contemplated by the asset purchase agreement will be consummated, that Guaranteed Rate Affinity will commence operations in a timely manner or at all or that the Company will receive the cash it expects from the wind down of the existing joint venture and the establishment of the new joint venture. The Company also expects that earnings from the operations of the joint venture may be lower in 2017 given the level of organizational change associated with the transition and the transaction phases.
NRT Initiatives
While NRT has historically compensated its independent sales associates using a traditional model, utilizing elements of other models depending upon the geographic market, we are placing an even greater focus on the quality of our services and the use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a more aggressive strategy to recruit and retain top performing sales associates with the overall goal of sustaining or growing market share in various markets and ultimately improving NRT's overall profitability. In addition, there is an enhanced focus on the value proposition offered to independent sales associate teams. We expect near-term moderate pressure on costs and margin from these initiatives as the benefits from recruiting new independent sales associates relate mainly to new listings and not pending listings.
Return of Capital to Stockholders
In February 2016, the Board authorized a share repurchase program of up to $275 million. On February 23, 2017, our Board authorized a new share repurchase program of up to an additional $300 million of the Company's common stock. At the time of the February 23, 2017 authorization, there was $61 million remaining under the original February 2016 authorization.
Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time.
Refer to "Part II—Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for additional information on the Company's share repurchase programs.

During the three months ended March 31, 2017, the Board declared and paid a cash dividend of $0.09 per share of the Company’s common stock, returning an additional $13 million to stockholders.
Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The expected costs of activities undertaken in connection with the restructuring plan are expected to be largely completed by mid-2017. The Company expects to incur an additional $11 million of restructuring costs which would result in total restructuring costs of approximately $65 million for this initiative.
The following table reflects the total amount of restructuring costs expected to be incurred for the business optimization initiative by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
RFG	$5	$4	$1
NRT	39	32	7
Cartus	5	5	—
TRG	1	1	—
Corporate and Other	15	12	3
Total	$65	$54	$11
Cost savings related to the restructuring initiatives are estimated to be approximately $70 million on an annual run rate basis with approximately $29 million of those cost savings expected to be realized in 2017. The estimated cost savings is expected to be realized on an annual run rate basis by each reportable segment as follows: $7 million at RFG, $45 million at NRT, $9 million at Cartus, $5 million at TRG and $4 million at Corporate.
CURRENT INDUSTRY TRENDS
During the first quarter of 2017, according to the National Association of Realtors ("NAR"), homesale transaction volume increased 11% due to an increase in the number of homesale transactions, as well as average homesale price growth. RFG and NRT homesale transaction volume on a combined basis increased 9% in the first quarter of 2017. NRT experienced a 4% increase in existing homesale transactions and a 3% increase in average homesale price while RFG experienced a 3% increase in existing homesale transactions and a 6% increase in average homesale price. At NRT specifically, we have seen the cumulative impact of market share attrition and inventory issues in the mid and lower priced homes in the major markets in which NRT operates, partially offset by volume increases in the high end of the market, defined as homes with a price of $2.5 million or greater.
Recruitment and retention of independent sales associates and independent sales associate teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales associates, notwithstanding the growing influence of internet-generated leads. Competition for independent sales associates in our industry is high, has intensified particularly with respect to more productive independent sales associates and has resulted in a decline of our market share at NRT, as well as at RFG to a lesser extent.  Competition for independent sales associates is generally subject to numerous factors, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales associates), other expenses of independent sales associates, leads or business opportunities generated for the independent sales associate from the brokerage, independent sales associates' perception of the value of the broker's brand affiliation, marketing and advertising efforts by the brokerage, the office manager, staff and fellow independent sales associates with whom they collaborate daily and technology, continuing professional education, and other services provided by the brokerage. We believe that the influence of independent sales associates and independent sales associate teams has increased during the housing recovery and, together with the increasing competition from other brokerages, has negatively impacted the recruitment and retention of independent sales associates and put pressure on commission rate splits. See "Recent Developments" above for the Company's incremental actions that are being undertaken to address the competition for independent sales associates.

As reported by NAR, the housing affordability index has continued to be at historically favorable levels. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 161 for February 2017 and 165 for 2016. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgages averaged 3.7% for 2016 and the rate at March 31, 2017 was 4.2%. Although mortgage rates increased 50 basis points to 4.2% as of March 31, 2017 from 3.7% as of March 2016, they continue to be at low levels by historical standards. While this increase adversely impacts housing affordability, we believe that rising wages, improving consumer confidence and a continuation of low inventory levels for the mainstream housing market will result in continued favorable demand conditions and existing homesale volume growth. To the extent that mortgage rates increase, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. was 1.8 million and 2.0 million at the end of March 2017 and March 2016, respectively. The March 2017 inventory represents a national average supply of 3.8 months at the current homesales pace which is below the 6.1 month 25-year average.
Additional factors offsetting the positive impact of low mortgage rates include the ongoing rise in home prices, conservative mortgage underwriting standards and certain homeowners having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Existing Homesales
According to NAR, existing homesale transactions for 2016 increased to 5.5 million homes, or up 4% compared to 2015, while homesale transactions increased 2% on a combined basis for RFG and NRT. In the first quarter of 2017, NAR existing home homesale transactions increased to 1.1 million homes, or up 5%, compared to the same period of 2016. For the first three months ended March 31, 2017, RFG and NRT homesale transactions on a combined basis increased 3% compared to the same period of 2016. The annual and quarterly year-over-year trends in homesale transactions are as follows:

			2017 vs. 2016
Number of Existing Homesales	Full Year 2016 vs. 2015		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2017 vs. 2016
Industry
NAR	4%	(a)	5%	(a)	5%	(b)	3%	(b)	1%	(b)	3%	(b)
Fannie Mae (c)	4%		6%		1%		3%		—%		2%
Realogy
RFG and NRT Combined	2%		3%
RFG	3%		3%
NRT	—%		4%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to increase 3% in 2018 while Fannie Mae is forecasting an increase in existing homesale transactions of 1% in 2018.

Existing Homesale Price
In 2016, NAR existing homesale average price increased 4% compared to the same period in 2015, while average homesale price increased 2% on a combined basis for RFG and NRT.
For the quarter ended March 31, 2017, compared to the same period in 2016, NAR existing homesale average price increased 5%. For the quarter ended March 31, 2017, RFG and NRT average homesale price on a combined basis increased 5% compared to the same period in 2016. The combined average homesale price increase was due to a modest shift in homesale transaction activity from lower and mid-priced homes to higher price homes across RFG and NRT. Homes at the low to mid-price points are also experiencing continued constrained inventory levels. The annual and quarterly year-over-year trends in the price of homes are as follows:

			2017 vs. 2016
Price of Existing Homes	Full Year 2016 vs. 2015		First Quarter		Second Quarter Forecast		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2017 vs. 2016
Industry
NAR	4%	(a)	5%	(a)	5%	(b)	5%	(b)	4%	(b)	5%	(b)
Fannie Mae (c)	5%		6%		6%		5%		5%		6%
Realogy
RFG and NRT Combined	2%		5%
RFG	3%		6%
NRT	—%		3%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting an increase in median existing homesale price of 3% in 2018 while Fannie Mae is forecasting a 4% increase in 2018.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, most of these factors are generally trending favorably. Factors that may negatively affect continued growth in the housing industry include:

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	insufficient inventory levels and lack of building of new housing leading to lower unit sales;

•	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase homes;

•	potential homebuyers with a low credit rating or inability to afford down payments;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	reduced affordability of homes;

•	unsustainable economic recovery in the U.S. or a weak recovery resulting in only modest economic growth;

•	a decline in home ownership levels in the U.S.;

•	geopolitical and economic instability; and

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
KEY DRIVERS OF OUR BUSINESSES
Within RFG and NRT, we measure operating performance using the following key operating statistics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction. For RFG, we also use net effective royalty rate which represents the average percentage of our franchisees’ commission revenues payable to RFG, net of volume incentives achieved.
Over the last several years we experienced a modest decline in the average broker commission rate and we expect that over the long term the average brokerage commission rates will continue modestly declining as a result of increases in average homesale prices and, to a lesser extent, competitors providing fewer services for a reduced fee. This is particularly relevant in periods when there is constrained housing inventory. A continuing housing recovery should result in an increase in our revenues, although such increases could be offset by modestly declining brokerage commission rates and competitive pressures.
In general, most of our third-party franchisees are entitled to volume incentives, which are calculated for each franchisee as a progressive percentage of each franchisee's annual gross income.  These incentives decrease during times of declining homesale transaction volumes and increase when there is a corresponding increase in homesale transaction volume.  We expect that over the long term the net effective royalty rate will modestly decline as a result of increases in homesale transaction volume, consolidation of our franchisees and market pressures. In addition, several of our larger franchisees have a flat royalty rate, which will modestly reduce the Company's net effective royalty rate if their homesale transaction volume increases.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 23 and 21 basis points for the years ended December 31, 2016 and 2015, respectively. We expect that the trend of increasing non-standard incentives by approximately 4 basis points a year will continue in the future in order to attract and retain certain large franchisees.
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
While NRT has historically compensated its independent sales associates using a traditional model, utilizing elements of other models depending upon the geographic market, we are placing an even greater focus on the quality of our services and use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a more aggressive strategy to recruit and retain top performing sales associates with the overall goal of sustaining or growing market share in various markets and ultimately improving NRT's overall profitability. In addition, there is an enhanced focus on the value proposition offered to independent sales associate teams. We expect near-term moderate pressure on costs and margin from these initiatives as the benefits from recruiting new independent sales associates relate mainly to new listings and not pending listings.
Within Cartus, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In TRG, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of TRG; however, the financial results are not significantly impacted by a change in homesale price. In addition, the average mortgage rate increased in the fourth quarter of 2016 and refinancing transactions have decreased as a result. We believe that a further increase in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
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
The following table presents our drivers for the three months ended March 31, 2017 and 2016. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2017	2016	% Change
RFG (a)
Closed homesale sides	225,250	218,330	3%
Average homesale price	$275,828	$259,044	6%
Average homesale broker commission rate	2.50%	2.51%	(1) bps
Net effective royalty rate	4.44%	4.51%	(7) bps
Royalty per side	$322	$309	4%
NRT
Closed homesale sides	66,570	64,244	4%
Average homesale price	$509,197	$493,125	3%
Average homesale broker commission rate	2.45%	2.46%	(1) bps
Gross commission income per side	$13,261	$12,878	3%
Cartus
Initiations	36,515	37,174	(2%)
Referrals	15,203	16,893	(10%)
TRG
Purchase title and closing units (b)	31,297	29,236	7%
Refinance title and closing units (c)	8,533	9,703	(12%)
Average fee per closing unit	$2,001	$1,848	8%
_______________

(a)	Includes all franchisees except for NRT.

(b)	The amount presented for the three months ended March 31, 2017 includes 1,972 purchase units as a result of acquisitions completed prior to the first quarter of 2017.

(c)	The amount presented for the three months ended March 31, 2017 includes 523 refinance units as a result of the acquisitions completed prior to the first quarter of 2017.

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
Three Months Ended March 31, 2017 vs. Three Months Ended March 31, 2016
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2017	2016	Change
Net revenues	$1,203	$1,134	$69
Total expenses (1)	1,237	1,200	37
Loss before income taxes, equity in losses and noncontrolling interests	(34)	(66)	32
Income tax benefit	(9)	(24)	15
Equity in losses of unconsolidated entities	3	—	3
Net loss	(28)	(42)	14
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(28)	$(42)	$14
_______________

(1)
Total expenses for the three months ended March 31, 2017 includes $5 million of restructuring charges and $4 million related to loss on the early extinguishment of debt. Total expenses for the three months ended March 31, 2016 includes $9 million of restructuring charges and a net cost of $1 million of former parent legacy items.

Net revenues increased $69 million or 6% for the three months ended March 31, 2017 compared with the three months ended March 31, 2016, principally due to homesale transaction volume increases at NRT and RFG.
Total expenses increased $37 million or 3% primarily due to:

•	a $47 million increase in commission and other sales associate-related costs due to an increase in homesale transaction volume at NRT;

•	a $19 million increase in operating and general and administrative expenses primarily driven by:

◦	$10 million of additional employee-related costs associated with acquisitions;

◦	a $7 million increase in other expenses including professional fees and occupancy costs; and

◦	a $3 million increase in variable operating costs at TRG primarily related to volume increases;

•	a $4 million increase in marketing expense; and

•	$4 million related to the loss on the early extinguishment of debt as a result of the refinancing transaction completed during the first quarter of 2017.
The increases were partially offset by:

•
a $34 million net decrease in interest expense to $39 million in the first quarter of 2017 from $73 million in the first quarter of 2016. Before the mark-to-market adjustments for our interest rate swaps, interest expense decreased $2 million to $40 million in the first quarter of 2017 from $42 million in the first quarter of 2016 as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate. Mark-to-market adjustments for our interest rate swaps resulted in gains of $1 million in the first quarter of 2017 compared to losses of $31 million in the same period of 2016; and

•	$5 million in restructuring costs related to the Company's business optimization plan in the first quarter of 2017 compared to $9 million in the same period in 2016.
Losses from equity investments was $3 million primarily due to first quarter losses from PHH Home Loans.

During the fourth quarter of 2015, the Company began a business optimization initiative that focuses on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action is designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focuses on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The Company has incurred $5 million of restructuring costs in the first quarter of 2017 and expects to incur an additional approximately $11 million in 2017. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a $9 million benefit for the three months ended March 31, 2017 compared to a $24 million benefit for the three months ended March 31, 2016. Our federal and state blended statutory rate is estimated to be 40% for 2017. Our effective tax rate was 24% and 36% for the three months ended March 31, 2017 and March 31, 2016, respectively. The effective tax rate in each reporting period was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant. Our full year effective tax rate is estimated to be 41%.
The following table reflects the results of each of our reportable segments during the three months ended March 31, 2017 and 2016:

	Revenues (a)		% Change	EBITDA (b)		% Change	EBITDA Margin		Change
	2017	2016		2017	2016		2017	2016
RFG	$170	$157	8%	$102	$92	11%	60%	59%	1
NRT	897	841	7	(26)	(21)	(24)	(3)	(2)	(1)
Cartus	77	83	(7)	1	5	(80)	1	6	(5)
TRG	120	111	8	2	—	*	2	—	2
Corporate and Other	(61)	(58)	*	(27)	(21)	*
Total Company	$1,203	$1,134	6%	$52	$55	(5)%	4%	5%	(1)
Less: Depreciation and amortization				50	48
Interest expense, net				39	73
Income tax benefit				(9)	(24)
Net loss attributable to Realogy Holdings and Realogy Group				$(28)	$(42)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $61 million and $58 million during the three months ended March 31, 2017 and March 31, 2016, respectively.

(b)	EBITDA for the three months ended March 31, 2017 includes $5 million of restructuring charges in NRT and $4 million related to loss on the early extinguishment of debt.
EBITDA for the three months ended March 31, 2016 includes $9 million of restructuring charges reflected above as follows: $2 million in NRT, $2 million in Cartus and $5 million in Corporate and Other, and a net cost of $1 million of former parent legacy items included in Corporate and Other.

EBITDA before restructuring charges was $57 million for the three months ended March 31, 2017 compared to $64 million for the three months ended March 31, 2016. EBITDA before restructuring charges by reportable segment for the three months ended March 31, 2017 was as follows:

	Three Months Ended March 31,
	2017			2016
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring	% Change
Real Estate Franchise Services	$102	$—	$102	$92	11%
Company Owned Real Estate Brokerage Services	(26)	5	(21)	(19)	(11)%
Relocation Services	1	—	1	7	(86)%
Title and Settlement Services	2	—	2	—	*
Corporate and Other	(27)	—	(27)	(16)	*
Total Company	$52	$5	$57	$64	(11)%
_______________

*	not meaningful
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 4% from 5% for the three months ended March 31, 2017 compared to the same period in 2016. On a segment basis, RFG's margin increased 1 percentage point to 60% from 59% due to an increase in homesale transaction volume. NRT's margin decreased 1 percentage point to negative 3% from negative 2% primarily due to restructuring charges and losses related to its equity investment in PHH Home Loans during the first quarter of 2017. Cartus' margin decreased 5 percentage points to 1% from 6% primarily due to a decrease in international and other revenue during the first quarter of 2017 compared to the same period in 2016. TRG's margin increased 2 percentage points to 2% from zero primarily due to the positive margin impact of purchase title and closing unit volume increases and an increase in the average fee per closing unit during the first quarter of 2017 compared to the first quarter of 2016.
The following table reflects RFG and NRT results on a combined basis for the three months ended March 31, 2017 and 2016. The EBITDA margin for the combined segments has remained flat at 8%:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2017	2016		2017	2016		2017	2016
RFG and NRT Combined	$1,006	$940	7%	$81	$73	11%	8%	8%	—
_______________

(a)
Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $61 million and $58 million during the three months ended March 31, 2017 and March 31, 2016, respectively.

(b)	EBITDA for the combined RFG and NRT segments excludes $5 million and $2 million of restructuring charges for the three months ended March 31, 2017 and March 31, 2016, respectively.
Corporate and Other EBITDA for the three months ended March 31, 2017 declined $6 million to negative $27 million primarily due to a $5 million increase in employee costs, $4 million related to the loss on the early extinguishment of debt as a result of the refinancing transaction during the first quarter of 2017 and $3 million of professional fees and occupancy costs, partially offset by a $5 million decrease in restructuring charges during the first quarter of 2017 compared to the first quarter of 2016.
Real Estate Franchise Services (RFG)
Revenues increased $13 million to $170 million and EBITDA increased $10 million to $102 million for the three months ended March 31, 2017 compared with the same period in 2016.
The increase in revenue was primarily driven by a $5 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price and a 3% increase in the number of homesale transactions, partially offset by a slight decrease in the net effective royalty rate and the average broker commission rate. Revenue also increased due to a $3 million increase in royalties received from NRT and a $3 million increase in other revenue. Brand marketing revenue and expense both increased $2 million primarily due to the level of advertising spending during the first quarter of 2017 compared to the same period in 2016.

The intercompany royalties received from NRT of $59 million and $56 million during the first quarter of 2017 and 2016, respectively, are eliminated in consolidation. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $10 million increase in EBITDA was principally due to the $13 million increase in revenues discussed above, partially offset by a $2 million increase in brand marketing expense discussed above and a $1 million increase in expenses related to the timing of brand conferences and franchisee events.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $56 million to $897 million and EBITDA declined $5 million to negative $26 million for the three months ended March 31, 2017 compared with the same period in 2016.
The revenue increase of $56 million was comprised of a $38 million increase due to higher commission income earned on homesale transactions by our existing brokerage operations and an $18 million increase in revenue due to commission income earned from acquisitions. The revenue increase was driven by a 4% increase in the number of homesale transactions and a 3% increase in the average price of homes, partially offset by a 1 basis point decrease in the average broker commission rate.
EBITDA decreased $5 million primarily due to:

•
a $47 million increase in commission expenses paid to independent sales associates from $558 million in the first quarter of 2016 to $605 million in the first quarter of 2017. The increase in commission expense is due to an increase of $37 million by our existing brokerage operations and a $10 million increase related to acquisitions;

•	$5 million in restructuring costs related to the Company's business optimization plan in the first quarter of 2017 compared to $2 million in the same period in 2016;

•	$4 million in losses for our equity method investment in PHH Home Loans;

•	a $3 million increase in royalties paid to RFG from $56 million in the first quarter of 2016 to $59 million in the first quarter of 2017;

•	a $2 million increase in occupancy costs primarily related to acquisitions;

•	a $2 million increase in employee-related costs due to a $6 million increase attributable to acquisitions, partially offset by a $4 million decrease due to expense reduction initiatives; and

•	a $1 million increase in marketing expenses related to acquisitions.
These decreases were partially offset by a $56 million increase in revenues discussed above.
Relocation Services (Cartus)
Revenues decreased $6 million to $77 million and EBITDA decreased $4 million to $1 million for the three months ended March 31, 2017 compared with the same period in 2016.
Revenues decreased $6 million as a result of a $3 million decrease in international revenue including the impact of foreign currency exchange rates and a $3 million decrease in other revenue due to lower volume.
EBITDA decreased $4 million as a result of the $6 million decrease in revenues discussed above, partially offset by the absence of $2 million of restructuring costs incurred during the first quarter of 2016.
Title and Settlement Services (TRG)
Revenues increased $9 million to $120 million and EBITDA increased $2 million to $2 million for the three months ended March 31, 2017 compared with the same period in 2016.
The increase in revenues was driven by an $8 million increase in resale revenue driven by a 7% increase in resale title and closing units of which all was contributed by acquisitions, as well as a $2 million increase of underwriter revenue due to volume increases. These increases were offset by a $1 million decrease in refinancing revenue.
EBITDA increased $2 million as a result of the $9 million increase in revenues discussed above, partially offset by an increase of $4 million in employee-related costs related to acquisitions and a $3 million increase in variable operating costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2017	December 31, 2016	Change
Total assets	$7,330	$7,421	$(91)
Total liabilities	4,955	4,952	3
Total equity	2,375	2,469	(94)
For the three months ended March 31, 2017, total assets decreased $91 million primarily due to a $69 million decrease in cash and cash equivalents, a $26 million decrease in trade and relocation receivables and a $26 million net decrease in franchise agreements and other amortizable intangible assets due to amortization, partially offset by increases of $10 million and $16 million in other current and non-current assets, respectively, primarily due to higher prepaid expenses.
Total liabilities increased $3 million due to a $104 million increase in corporate debt primarily due to additional borrowings under the Revolving Credit Facility, partially offset by a $35 million decrease in accrued expenses and other current liabilities primarily due to the payment of annual bonuses in the first quarter of 2017, a $33 million decrease in securitization obligations due to lower volume at Cartus, a $15 million decrease in accounts payable, a $10 million decrease in deferred tax liabilities and a $9 million decrease in other non-current liabilities.
Total equity decreased $94 million primarily due to a $66 million decrease in additional paid in capital, primarily related to the Company's repurchase of $57 million of common stock and $13 million of dividend payments partially offset by stock-based compensation activity of $2 million, and a net loss of $28 million for the three months ended March 31, 2017.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. In January 2017, the Company increased the borrowing capacity under its Revolving Credit Facility from $815 million to $1,050 million.
We intend to use future cash flow primarily to acquire stock under our share repurchase program, pay dividends, fund acquisitions, enter into strategic relationships and reduce indebtedness. In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. In February 2017, our Board authorized a new share repurchase program of up to an additional $300 million of the Company's common stock. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time.
As of March 31, 2017, the Company had repurchased and retired 9.3 million shares of common stock under the February 2016 share repurchase program for an aggregate of $259 million at a weighted average market price of $27.93 per share, including 2.2 million shares of common stock repurchased during the first quarter of 2017 for $60 million at a weighted average market price of $27.82 per share. As of March 31, 2017, approximately $16 million remained available for repurchase under the February 2016 share repurchase program and $300 million remained available for repurchase under the February 2017 share repurchase plan.
During the period April 1, 2017 through May 2, 2017, we repurchased an additional 0.7 million shares at a weighted average market price of $29.48. Giving effect to these repurchases, all of the remaining capacity under the February 2016 program has been utilized and as of May 2, 2017, we had approximately $296 million of remaining capacity authorized under the February 2017 repurchase program.
We also initiated a quarterly cash dividend of $0.09 per share in August 2016 and paid cash dividends in August 2016, December 2016 and March 2017. During the first quarter of 2017, we returned $13 million to stockholders through the payment of cash dividends. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant.
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
Cash Flows
At March 31, 2017, we had $205 million of cash and cash equivalents, a decrease of $69 million compared to the balance of $274 million at December 31, 2016. The following table summarizes our cash flows for the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016	Change
Cash used in:
Operating activities	$(12)	$(64)	$52
Investing activities	(31)	(34)	3
Financing activities	(27)	(34)	7
Effects of change in exchange rates on cash and cash equivalents	1	—	1
Net change in cash and cash equivalents	$(69)	$(132)	$63
For the three months ended March 31, 2017, $52 million less cash was used in operating activities compared to the same period in 2016. The change was principally due to $32 million more cash provided by the net change in relocation and trade receivables, $27 million less cash used for accounts payable, accrued expenses and other liabilities and $7 million of additional cash provided by operating results, partially offset by $14 million more cash used due to an increase in other assets.
For the three months ended March 31, 2017, we used $3 million less cash for investing activities compared to the same period in 2016 primarily due to $12 million less cash used for acquisition related payments, partially offset by $6 million more cash used for property and equipment additions.
For the three months ended March 31, 2017, $27 million of cash was used for financing activities compared to $34 million of cash used during the same period in 2016. For the three months ended March 31, 2017, $27 million of cash was used for:

•	$57 million for the repurchase of our common stock;

•	$33 million net decrease in securitization borrowings;

•	$13 million of dividend payments;

•	$10 million of quarterly amortization payments on the term loan facilities;

•	$10 million of tax payments related to net share settlement for stock-based compensation;

•	$6 million of debt issuance costs;

•	$5 million of other financing payments primarily related to capital leases and interest rate swaps; and

•	$4 million for payments of contingent consideration;
partially offset by,

•	$110 million of additional borrowings under the Revolving Credit Facility.
For the three months ended March 31, 2016, $34 million of cash was used for:

•	repayment of $200 million of borrowings under the Revolving Credit Facility;

•	$33 million for the repurchase of our common stock;

•	$27 million decrease in net securitization obligation borrowings;

•	$10 million of quarterly amortization payments on the term loan facilities;

•	$4 million for payments of contingent consideration;

•	$4 million of other financing payments primarily related to interest rate swaps; and

•	$4 million of tax payments related to net share settlement for stock-based compensation;
partially offset by,
•$250 million of proceeds from the issuance of 5.25% Senior Notes.
Financial Obligations
Indebtedness Table
As of March 31, 2017, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$310	$ *	$310
Term Loan B	(3)	July 2022	1,092	23	1,069
Term Loan A Facility:
Term Loan A	(4)	October 2020	408	2	406
Term Loan A-1	(5)	July 2021	348	3	345
Senior Notes	4.50%	April 2019	450	10	440
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2017	160	*	160
Cartus Financing Limited (8)		August 2017	12	*	12
Total (9)			$3,830	$47	$3,783
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of March 31, 2017, the Company had $1,050 million of borrowing capacity under its Revolving Credit Facility leaving $740 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. The outstanding borrowings and capacity are the same as of May 3, 2017.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at March 31, 2017 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2017.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus

2.25% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2017.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2017.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)	As of March 31, 2017, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $165 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of March 31, 2017, the Company had $19 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $7 million of available capacity.

(9)
Not included in this table, the Company had $126 million of outstanding letters of credit at March 31, 2017 under the Unsecured Letter of Credit Facility with a weighted average rate of 2.93%. At March 31, 2017, the capacity of the facility was $131 million.

Debt Transactions
In January 2017, the Company entered into a fourth amendment (the “Fourth Amendment”) to the Senior Secured Credit Agreement. The Fourth Amendment reprices the existing Term Loan B issued under the Senior Secured Credit Agreement through a refinancing of the existing term loan with a new Term Loan B. The interest rate with respect to the new Term Loan B is based on, at the Company’s option, adjusted LIBOR plus 2.25% (with a floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%). The maturity date for the new Term Loan B remains July 20, 2022, and all other material provisions under the Senior Secured Credit Agreement remain unchanged. The Company also entered into an Incremental Assumption Agreement to the Senior Secured Credit Agreement pursuant to which the Company increased the borrowing capacity under its Revolving Credit Facility to $1,050 million from the existing $815 million.
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on the Company's indebtedness.
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
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility" to the Condensed Consolidated Financial Statements for additional information.
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
A reconciliation of net income attributable to Realogy Group to EBITDA, Operating EBITDA and Adjusted (Covenant) EBITDA for the twelve months ended March 31, 2017 are set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2016	March 31, 2016	December 31, 2016	March 31, 2017	March 31, 2017
Net income (loss) attributable to Realogy Group (a)	$213	$(42)	$255	$(28)	$227
Income tax expense / (benefit)	144	(24)	168	(9)	159
Income before income taxes	357	(66)	423	(37)	386
Interest expense, net	174	73	101	39	140
Depreciation and amortization	202	48	154	50	204
EBITDA (b)	733	55	678	52	730
EBITDA adjustments:
Restructuring costs					35
Former parent legacy cost (benefit), net					(3)
Loss on the early extinguishment of debt					4
Operating EBITDA					766
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)					30
Non-cash charges (d)					46
Pro forma effect of acquisitions and new franchisees (e)					19
Incremental securitization interest costs (f)					4
Adjusted (Covenant) EBITDA					$865
Total senior secured net debt (g)					$2,033
Senior secured leverage ratio					2.35	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $92 million for the second quarter of 2016, (ii) income of $106 million for the third quarter of 2016, (iii) income of $57 million for the fourth quarter of 2016 and (iv) a loss of $28 million for the first quarter of 2017.

(b)
EBITDA consists of: (i) $263 million for the second quarter of 2016, (ii) $270 million for the third quarter of 2016, (iii) $145 million for the fourth quarter of 2016 and (iv) $52 million for the first quarter of 2017.

(c)	Represents the twelve-month pro forma effect of business optimization initiatives.

(d)
Represents the elimination of non-cash expenses, including $57 million of stock-based compensation expense less $8 million for the change in the allowance for doubtful accounts and notes reserves, $2 million of foreign exchange benefit and $1 million of other items from April 1, 2016 through March 31, 2017.

(e)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on April 1, 2016. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales associate recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2016.

(f)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2017.

(g)
Represents total borrowings under the Senior Secured Credit Facility and borrowings secured by a first priority lien on our assets of $2,158 million plus $27 million of capital lease obligations less $152 million of readily available cash as of March 31, 2017. Pursuant to the terms of our Senior Secured Credit Facility and Term Loan A Facility, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

Set forth in the table below is a reconciliation of net loss attributable to Realogy to EBITDA and Operating EBITDA for the three-month periods ended March 31, 2017 and 2016:

	Three Months Ended
	March 31, 2017	March 31, 2016
Net loss attributable to Realogy	$(28)	$(42)
Income tax benefit	(9)	(24)
Loss before income taxes	(37)	(66)
Interest expense, net	39	73
Depreciation and amortization	50	48
EBITDA	52	55
EBITDA adjustments:
Restructuring costs	5	9
Former parent legacy cost, net	—	1
Loss on the early extinguishment of debt	4	—
Operating EBITDA	$61	$65
Contractual Obligations
All future contractual obligations as of March 31, 2017 have not changed materially from the amounts reported in our 2016 Form 10-K.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2016, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2017, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2017, we had variable interest rate long-term debt from our outstanding term loans and revolver of $2,158 million, which excludes $172 million of securitization obligations.  The weighted average interest rate on the outstanding term loans and revolver at March 31, 2017 was 3.11%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2017 senior secured leverage ratio, the LIBOR margin was 2.00%. At March 31, 2017, the one-month LIBOR rate was 0.98%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
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
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of$27 million at March 31, 2017.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $11 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated May 4, 2017, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 10, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Report for additional information on the Company's legal proceedings, including a description of the Strader, et al. and Hall v. PHH Corporation, et al. litigation.
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
The Company also may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration and class waiver agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales associates as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry.  To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations. There also are changing employment-related regulatory interpretations at both the federal and state levels that could create risks around historic practices and that could require changes in business practices, both for us and our franchisees.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended March 31, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1-31, 2017	310,647	$26.00	310,647	$68,327,017
February 1-28, 2017	261,206	$26.50	261,206	$361,405,058
March 1 - 31, 2017 (2)	1,585,008	$28.39	1,585,008	$316,406,681
_______________

(1)
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. As of March 31, 2017, approximately $16 million remained available for repurchase under this program. In February 2017, our Board authorized a new share repurchase program of up to an additional $300 million of the Company's common stock. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

(2)	Includes 226,352 of shares purchased for which the trade date occurred in late March 2017 while settlement occurred in April 2017.
During the period April 1, 2017 through May 2, 2017, we repurchased an additional 0.7 million shares at a weighted average market price of $29.48. Giving effect to these repurchases, all of the remaining capacity under the February 2016 program has been utilized and as of May 2, 2017, we had approximately $296 million of remaining capacity authorized under the February 2017 repurchase program.
Item 5.   Other Information.

On May 3, 2017, based upon the recommendations of its Compensation Committee and Nominating and Corporate Governance Committee, the Board of Directors of Realogy Holdings approved a one-time equity grant in fully vested shares to the members and chairs of the two Ad Hoc Committees that had been formed in October 2016: the Ad Hoc Succession Planning Committee and the Ad Hoc Strategy Committee as follows: the Chair of each committee received shares with a grant date fair value of $20,000, and the other members of each committee received shares with a grant date fair value of $15,000, in each case based upon the closing sale price of the common stock of Realogy Holdings on May 3, 2017.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 4, 2017
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: May 4, 2017
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

10.2
Incremental Assumption Agreement, dated as of January 23, 2017, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on January 23, 2017).

10.3
Employment Agreement dated March 13, 2017, between Realogy Holdings Corp. and Richard A. Smith (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 17, 2017).

10.4
Letter Agreement dated February 23, 2017, between Realogy Holdings Corp. and Alexander E. Perriello (Incorporated by reference to Exhibit 10.20 to Registrants' Form 10-K for the year ended December 31, 2017).

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