Form 10-Q
period 2017-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2017-08-03
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 136,328,300 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of August 1, 2017.
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

◦	a decrease in housing affordability due to higher mortgage rates and increases in average homesale prices;

◦	high levels of foreclosure activity;

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

•
increased competition whether through traditional competitors or competitors with alternative business models (such as flat fee, capped fee or desk fee models) including companies employing technologies intended to disrupt the traditional brokerage model, as well as eliminating brokers or agents from, or minimizing the role they play in, the homesale transaction, such as reducing brokerage commissions;

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

•
the failure or significant disruption of our operations from various causes related to our critical information technologies and systems including the increasing level of cybersecurity threats to our data and customer, franchisee and independent sales associate data as well as reputational or financial risks associated with a loss of any such data or diversion of homesale transaction closing funds;

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
Other factors not identified above, including those described under the headings "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the 2016 Form 10-K, filed with the Securities and Exchange Commission ("SEC"), may also cause actual results to differ materially from those described in our forward-looking statements. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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
August 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity, and cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
August 3, 2017

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues
Gross commission income	$1,374	$1,251	$2,255	$2,077
Service revenue	255	252	449	442
Franchise fees	110	104	185	173
Other	54	55	107	104
Net revenues	1,793	1,662	2,996	2,796
Expenses
Commission and other agent-related costs	970	864	1,575	1,422
Operating	385	391	768	758
Marketing	70	65	132	123
General and administrative	98	70	187	156
Former parent legacy (benefit) cost, net	(11)	—	(11)	1
Restructuring costs	2	12	7	21
Depreciation and amortization	49	48	99	96
Interest expense, net	47	59	86	132
Loss on the early extinguishment of debt	—	—	4	—
Total expenses	1,610	1,509	2,847	2,709
Income before income taxes, equity in (earnings) losses and noncontrolling interests	183	153	149	87
Income tax expense	73	64	64	40
Equity in (earnings) losses of unconsolidated entities	—	(5)	3	(5)
Net income	110	94	82	52
Less: Net income attributable to noncontrolling interests	(1)	(2)	(1)	(2)
Net income attributable to Realogy Holdings and Realogy Group	$109	$92	$81	$50

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.79	$0.63	$0.58	$0.34
Diluted earnings per share	$0.78	$0.63	$0.58	$0.34
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	137.6	145.5	138.6	146.0
Diluted	138.9	146.7	139.9	147.2

Cash dividends declared per share (beginning in August 2016)	$0.09	$—	$0.18	$—

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$110	$94	$82	$52
Currency translation adjustment	1	(3)	2	(3)
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	1	—	1
Other comprehensive income (loss), before tax	1	(2)	2	(2)
Income tax expense related to items of other comprehensive income	—	—	—	—
Other comprehensive income (loss), net of tax	1	(2)	2	(2)
Comprehensive income	111	92	84	50
Less: comprehensive income attributable to noncontrolling interests	(1)	(2)	(1)	(2)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$110	$90	$83	$48

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$219	$274
Trade receivables (net of allowance for doubtful accounts of $11 and $13)	178	152
Relocation receivables	292	244
Other current assets	172	148
Total current assets	861	818
Property and equipment, net	267	267
Goodwill	3,694	3,690
Trademarks	748	748
Franchise agreements, net	1,327	1,361
Other intangibles, net	297	313
Other non-current assets	232	224
Total assets	$7,426	$7,421
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$170	$140
Securitization obligations	223	205
Due to former parent	17	28
Current portion of long-term debt	237	242
Accrued expenses and other current liabilities	423	435
Total current liabilities	1,070	1,050
Long-term debt	3,246	3,265
Deferred income taxes	446	389
Other non-current liabilities	241	248
Total liabilities	5,003	4,952
Commitments and contingencies (Notes 8 and 10)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2017 and December 31, 2016	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 136,779,155 shares issued and outstanding at June 30, 2017 and 140,227,692 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	5,438	5,565
Accumulated deficit	(2,981)	(3,062)
Accumulated other comprehensive loss	(38)	(40)
Total stockholders' equity	2,420	2,464
Noncontrolling interests	3	5
Total equity	2,423	2,469
Total liabilities and equity	$7,426	$7,421

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Operating Activities
Net income	$82	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	99	96
Deferred income taxes	57	33
Amortization of deferred financing costs and discount	8	8
Loss on the early extinguishment of debt	4	—
Equity in (earnings) losses of unconsolidated entities	3	(5)
Stock-based compensation	25	25
Mark-to-market adjustments on derivatives	5	45
Other adjustments to net income	(1)	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(26)	(33)
Relocation receivables	(47)	(79)
Other assets	(29)	(14)
Accounts payable, accrued expenses and other liabilities	22	(18)
Due to former parent	(11)	1
Dividends received from unconsolidated entities	2	1
Other, net	(7)	(6)
Net cash provided by operating activities	186	103
Investing Activities
Property and equipment additions	(48)	(40)
Payments for acquisitions, net of cash acquired	(4)	(15)
Investment in unconsolidated entities	(3)	—
Change in restricted cash	—	1
Other, net	(1)	(4)
Net cash used in investing activities	(56)	(58)
Financing Activities
Net change in revolving credit facility	(10)	(200)
Amortization payments on term loan facilities	(21)	(20)
Proceeds from issuance of Senior Notes	—	750
Redemption of Senior Notes	—	(500)
Net change in securitization obligations	18	34
Debt issuance costs	(6)	(7)
Repurchase of common stock	(121)	(67)
Dividends paid on common stock	(25)	—
Proceeds from exercise of stock options	3	1
Taxes paid related to net share settlement for stock-based compensation	(10)	(5)
Payments of contingent consideration related to acquisitions	(4)	(10)
Other, net	(10)	(12)
Net cash used in financing activities	(186)	(36)
Effect of changes in exchange rates on cash and cash equivalents	1	(1)
Net (decrease) increase in cash and cash equivalents	(55)	8
Cash and cash equivalents, beginning of period	274	415
Cash and cash equivalents, end of period	$219	$423
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $3 for both periods presented)	$86	$86
Income tax payments, net	8	7

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of June 30, 2017 and the results of operations and comprehensive income for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016. The Consolidated Balance Sheet at December 31, 2016 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
The following table summarizes fair value measurements by level at June 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other current and non-current liabilities)	$—	$28	$—	$28
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	44	44
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2016	$50
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration (reflected in the financing section of the Consolidated Statement of Cash Flows)	(4)
Changes in fair value (reflected in the Consolidated Statement of Operations)	(2)
Fair value of contingent consideration at June 30, 2017	$44

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2017		December 31, 2016
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$190	$190	$200	$200
Term Loan B	1,089	1,094	1,094	1,100
Term Loan A Facility:
Term Loan A	402	403	413	414
Term Loan A-1	346	347	351	351
4.50% Senior Notes	450	464	450	461
5.25% Senior Notes	550	576	550	562
4.875% Senior Notes	500	503	500	483
Securitization obligations	223	223	205	205
_______________

(a)
During the second quarter 2017, the Company reclassified its Indebtedness from Level 1 to Level 2 as transactions in these securities did not occur with sufficient frequency and volume to constitute an active market.

Investment in PHH Home Loans
The Company owns 49.9% of PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage.
In connection with the joint venture, the Company recorded no earnings related to its equity investment in PHH Home Loans for the three months ended June 30, 2017 and $4 million in losses related to its equity investment in PHH Home Loans for the six months ended June 30, 2017. The Company recorded $3 million equity in earnings for both the three and six months ended June 30, 2016. The Company received no cash dividends from PHH Home Loans during both the six months ended June 30, 2017 and June 30, 2016. The Company's investment in PHH Home Loans was $55 million at June 30, 2017 and $59 million at December 31, 2016.
On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) agreed to form a new joint venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which is expected to begin doing business in August 2017. Commencement of operations is subject to the closing of the transactions contemplated by an asset purchase agreement under which Guaranteed Rate Affinity will acquire certain assets of the mortgage operations of PHH Home Loans, the existing joint venture between Realogy and PHH Mortgage Corporation. The asset purchase agreement and the movement of employees from the existing joint venture to the new joint venture is expected to be completed in a series of phases, with the first phase expected to occur in August 2017 and the remaining phases expected to be completed by the end of 2017.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was an expense of $73 million and $64 million for the three months ended June 30, 2017 and June 30, 2016, respectively, and an expense of $64 million and $40 million for the six months ended June 30, 2017 and June 30, 2016, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the British Pound, Euro, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2017, the Company had outstanding foreign currency forward contracts with a fair value of less than $1 million and a notional value of $30 million. As of December 31, 2016, the Company had outstanding foreign currency forward contracts with a fair value of $2 million and a notional value of $29 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swap contracts	Other current and non-current liabilities	$28	$33
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss Recognized for Derivative Instruments	Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2017	2016	2017	2016
Interest rate swap contracts	Interest expense	$5	$14	$4	$45
Foreign exchange contracts	Operating expense	1	—	1	—
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $7 million at both June 30, 2017 and December 31, 2016 and are primarily included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the six months ended June 30, 2017 and June 30, 2016 included capital lease additions of $8 million and $7 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
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
In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company's common stock. In February 2017, the Company's Board of Directors authorized a new share repurchase program of up to an additional $300 million of the Company's common stock.
As of June 30, 2017, the Company had repurchased and retired 11.2 million shares of common stock for an aggregate of $275 million under the February 2016 share repurchase program and $44 million under the February 2017 share repurchase program at a total weighted average market price of $28.33 per share, including 1.9 million shares of common stock repurchased during the second quarter of 2017 for $60 million at a weighted average market price of $30.22 per share. As of June 30, 2017, approximately $256 million of authorization remains available for the repurchase of shares under the February 2017 share repurchase program.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. The Board declared and paid a quarterly cash dividend of $0.09 per share of the Company’s common stock during both the first and second quarter of 2017.
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
In August 2016, the FASB issued a new standard on classification of cash receipts and payments on the statement of cash flows intending to reduce diversity in practice on how certain transactions are classified. In addition, in November 2016, the FASB issued a new standard requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The new standards are effective for annual periods beginning after December 15, 2017 and will require a retrospective application at the beginning of the earliest comparative period presented in the year of adoption. The Company plans to early adopt the new standard in the fourth quarter of 2017. The Company expects there to be reclassifications between cash flow categories, but no net cash impact to its Condensed Consolidated Statement of Cash Flows.
In February 2016, the FASB issued its new standard on leases which requires virtually all leases to be recognized on the balance sheet. Lessees will recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. The Company is currently evaluating the impact of the standard on its consolidated financial statements and is in the process of implementing a new lease management system.
In May 2014, the FASB issued a standard on revenue recognition that will impact most companies to some extent. The objective of the revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The new standard permits for two alternative implementation methods, the use of either (1) full retrospective application to each prior reporting period presented or (2) modified retrospective application in which the cumulative effect of initially applying the revenue standard is recognized as an adjustment to the opening balance of retained earnings in the period of adoption. The Company plans to adopt the new standard in the first quarter of 2018 using the modified retrospective transition method. The Company has made progress on redrafting its revenue recognition accounting policies affected by the standard, assessing the redesign of internal controls, as well as evaluating the expanded disclosure requirements. After a review of the Company's revenue streams, the Company does not expect the new standard to have a material impact on financial results as the majority of the Company's revenue is recognized at the completion of a homesale transaction which will not result in a change in the timing of recognition of revenue transactions under the new revenue recognition guidance.

2.	ACQUISITIONS
2017 Acquisitions
During the six months ended June 30, 2017, the Company acquired seven real estate brokerage operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $4 million. These acquisitions resulted in goodwill of $3 million and other intangibles of $1 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2016	$3,315	$1,051	$641	$469	$5,476
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2016	2,292	893	360	145	3,690
Goodwill acquired	—	4	—	—	4
Balance at June 30, 2017	$2,292	$897	$360	$145	$3,694

Intangible assets are as follows:

	As of June 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$692	$1,327	$2,019	$658	$1,361
Indefinite life—Trademarks (b)	$748		$748	$748		$748
Other Intangibles
Amortizable—License agreements (c)	$45	$9	$36	$45	$9	$36
Amortizable—Customer relationships (d)	550	325	225	550	312	238
Indefinite life—Title plant shares (e)	18		18	18		18
Amortizable—Pendings and listings (f)	5	5	—	6	5	1
Amortizable—Other (g)	34	16	18	33	13	20
Total Other Intangibles	$652	$355	$297	$652	$339	$313
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

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Franchise agreements	$17	$17	$34	$34
License agreements	—	1	—	1
Customer relationships	7	6	13	13
Pendings and listings	—	2	1	2
Other	1	1	3	3
Total	$25	$27	$51	$53
Based on the Company’s amortizable intangible assets as of June 30, 2017, the Company expects related amortization expense for the remainder of 2017, the four succeeding years and thereafter to be approximately $84 million, $80 million, $80 million, $93 million, $92 million and $1,177 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2017	December 31, 2016
Accrued payroll and related employee costs	$118	$138
Accrued volume incentives	29	40
Accrued commissions	49	31
Restructuring accruals	8	14
Deferred income	66	69
Accrued interest	12	13
Contingent consideration for acquisitions	19	24
Other	122	106
Total accrued expenses and other current liabilities	$423	$435
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Credit Facility	$190	$200
Term Loan B	1,067	1,069
Term Loan A Facility:
Term Loan A	401	411
Term Loan A-1	343	347
4.50% Senior Notes	441	439
5.25% Senior Notes	545	545
4.875% Senior Notes	496	496
Total Short-Term & Long-Term Debt	$3,483	$3,507
Securitization obligations:
Apple Ridge Funding LLC	$211	$192
Cartus Financing Limited	12	13
Total securitization obligations	$223	$205
Indebtedness Table
As of June 30, 2017, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$190	$ *	$190
Term Loan B	(3)	July 2022	1,089	22	1,067
Term Loan A Facility:
Term Loan A	(4)	October 2020	402	1	401
Term Loan A-1	(5)	July 2021	346	3	343
Senior Notes	4.50%	April 2019	450	9	441
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2018	211	*	211
Cartus Financing Limited (8)		August 2017	12	*	12
Total (9)			$3,750	$44	$3,706

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of June 30, 2017, the Company had $1,050 million of borrowing capacity under its Revolving Credit Facility, leaving $860 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. On August 1, 2017, the Company had $140 million in outstanding borrowings under the Revolving Credit Facility, leaving $910 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2017 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2017.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2017.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2017.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)
In June 2017, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2018. As of June 30, 2017, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $114 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of June 30, 2017, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $8 million of available capacity.

(9)
Not included in this table, the Company had $124 million of outstanding letters of credit at June 30, 2017 under the Unsecured Letter of Credit Facility with a weighted average rate of 2.93%. At June 30, 2017, the capacity of the facility was $131 million.

Maturities Table
As of June 30, 2017, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2017 and each of the next four years is as follows:

Year	Amount
Remaining 2017 (a)	$211
2018	57
2019	527
2020	356
2021	837
_______________

(a)
The current portion of long-term debt consists of remaining 2017 amortization payments totaling $11 million, $4 million and $6 million for the Term Loan A, Term Loan A-1 and Term Loan B facilities, respectively, as well as $190 million of revolver borrowings under the revolving credit facility which expires in October 2020, but are classified on the balance sheet as current due to the revolving nature of the facility.

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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At June 30, 2017, Realogy Group was in compliance with the senior secured leverage ratio covenant.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. At June 30, 2017, the capacity of the facility was $131 million. The facility's expiration dates are as follows:

Capacity (in millions)	Expiration Date
$65	September 2018
$66	December 2019
The fixed pricing to the Company is based on a spread above the credit default swap rate for senior unsecured debt obligations of the Company over the applicable letter of credit period. Realogy Group's obligations under the Unsecured Letter of Credit Facility are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities. As of June 30, 2017, $124 million of the Unsecured Letter of Credit Facility was being utilized.

Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2017, Realogy Group extended the program until June 2018. The program has a capacity of $325 million. At June 30, 2017, Realogy Group had $211 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility, both of which expire on August 31, 2017. There were $12 million of outstanding borrowings on the facilities at June 30, 2017. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $288 million and $238 million of underlying relocation receivables and other related relocation assets at June 30, 2017 and December 31, 2016, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $3 million for both the three and six months ended June 30, 2017 and 2016. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.4% and 2.5% for the six months ended June 30, 2017 and 2016, respectively.
Loss on the Early Extinguishment of Debt
As a result of the refinancing transaction in January of 2017, the Company recorded a loss on the early extinguishment of debt of $4 million during the first half of 2017.

6.	RESTRUCTURING COSTS
Restructuring charges were $2 million and $7 million for the three and six months ended June 30, 2017, respectively, and $12 million and $21 million for the three and six months ended June 30, 2016, respectively. The components of the restructuring charges for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Personnel-related costs (1)	$1	$9	$6	$11
Facility-related costs (2)	1	3	1	5
Accelerated depreciation on asset disposals	—	—	—	—
Other restructuring costs (3)	—	—	—	5
Total restructuring charges	$2	$12	$7	$21

_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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

Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focused on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action was designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focused on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The expected costs of activities undertaken in connection with the restructuring plan are largely complete.
The following is a reconciliation of the beginning and ending restructuring reserve balances for the Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Accelerated depreciation on asset disposal	Other restructuring costs	Total
Balance at December 31, 2016	$9	$7	$—	$—	$16
Restructuring charges	6	1	—	—	7
Costs paid or otherwise settled	(11)	(3)	—	—	(14)
Balance at June 30, 2017	$4	$5	$—	$—	$9
The following table shows the total restructuring costs expected to be incurred by type of cost for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$32	$31	$1
Facility-related costs	16	14	2
Accelerated depreciation related to asset disposals	2	1	1
Other restructuring costs	11	10	1
Total	$61	$56	$5
The following table shows the total restructuring costs expected to be incurred by reportable segment for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$5	$5	$—
Company Owned Real Estate Brokerage Services	35	33	2
Relocation Services	5	5	—
Title and Settlement Services	1	1	—
Corporate and Other	15	12	3
Total	$61	$56	$5

7.	STOCK-BASED COMPENSATION
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
Awards granted under the Amended and Restated 2012 LTIP utilizing the additional 9.8 million share reserve, except options and stock appreciation rights, must be counted against the foregoing share limit on a 2.22 share to one basis for each share actually granted in connection with such award. As of June 30, 2017, the total number of shares available for future grants under the Amended and Restated 2012 LTIP was approximately 3 million shares. The Company does not expect to issue any additional awards under the 2007 Stock Incentive Plan.
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

2017 RTSR PSU
Weighted average grant date fair value	$27.98
Weighted average expected volatility	29.0%
Weighted average volatility of XHB	18.4%
Weighted average correlation coefficient	0.53
Weighted average risk-free interest rate	1.5%
Weighted average dividend yield	—

A summary of RSU activity for the six months ended June 30, 2017 is presented below (number of shares in millions):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	1.4	$37.53
Granted	1.1	28.19
Vested (a)	(0.6)	39.58
Forfeited	(0.1)	31.19
Unvested at June 30, 2017	1.8	$31.36
______________

(a)	The total fair value of RSUs which vested during the six months ended June 30, 2017 was $25 million.
A summary of PSU activity for the six months ended June 30, 2017 is presented below (number of shares in millions):

	Performance Share Units (a)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	1.0	$36.66
Granted	0.7	27.70
Vested	—	—
Forfeited	—	—
Unvested at June 30, 2017	1.7	$32.71
______________

(a)	The PSU amounts in the table are shown at the target amount of the award.
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

2017 Options
Weighted average grant date fair value	$8.00
Weighted average expected volatility	30.7%
Weighted average expected term (years)	6.25
Weighted average risk-free interest rate	2.1%
Weighted average dividend yield	1.3%
A summary of stock option unit activity for the six months ended June 30, 2017 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	3.3	$31.71
Granted	0.4	27.56
Exercised (a) (b)	(0.2)	23.89
Forfeited/Expired	—	—
Outstanding at June 30, 2017 (c)	3.5	$31.50
______________

(a)	The intrinsic value of options exercised during the six months ended June 30, 2017 was $1 million.

(b)	Cash received from options exercised during the six months ended June 30, 2017 was $5 million.

(c)	Options outstanding at June 30, 2017 have an intrinsic value of $6 million and have a weighted average remaining contractual life of 6 years.

Stock-Based Compensation Expense
As of June 30, 2017, based on current performance achievement expectations, there was $59 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.3 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $14 million and $26 million for the three and six months ended June 30, 2017, respectively, and $13 million and $25 million for the three and six months ended June 30, 2016, respectively.

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
The due to former parent balance was $17 million and $28 million at June 30, 2017 and December 31, 2016, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income attributable to Realogy Holdings shareholders	$109	$92	$81	$50
Basic weighted average shares	137.6	145.5	138.6	146.0
Stock options, restricted stock units and performance share units (a)	1.3	1.2	1.3	1.2
Weighted average diluted shares	138.9	146.7	139.9	147.2
Earnings Per Share:
Basic	$0.79	$0.63	$0.58	$0.34
Diluted	$0.78	$0.63	$0.58	$0.34

_______________

(a)
The three and six months ended June 30, 2017, both exclude 5.8 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three and six months ended June 30, 2016, both exclude 5.3 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.

In the second quarter of 2017, the Company repurchased and retired 1.9 million shares of common stock for $60 million at a weighted average market price of $30.22 per share. In the first half of 2017, the Company repurchased and retired 4.1 million shares of common stock for $120 million at a weighted average market price of $28.97 per share. The shares repurchased include 88,320 shares for which the trade date occurred in late June 2017 while settlement occurred in July 2017. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

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

•
that residential real estate sales associates engaged by NRT—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against NRT for breach of contract, wage and hour classification claims, wrongful discharge, unemployment and workers' compensation and could seek benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees;

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
Real Estate Business Litigation
Strader, et al. and Hall v. PHH Corporation, et al. (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On February 5, 2016, the defendants filed a motion to dismiss the case claiming that not only do the claims lack merit, but they are time-barred under RESPA's one-year statute of limitations. On April 5, 2016, the court granted defendants' motion to dismiss with leave for the plaintiffs to amend their complaint. Plaintiffs filed a second amended complaint on April 21, 2016, and a third amended complaint on May 12, 2016.  Defendants filed a motion to dismiss the third amended complaint. The Court denied the motion on October 6, 2016, without prejudice to defendants’ ability to move for summary judgment after discovery. The parties are proceeding with discovery. On May 19, 2017, the parties held a second mediation session, at which they agreed in principle to a settlement of the action, pursuant to which the Company would pay approximately $8 million (or one-half of the settlement). The agreement in principle is subject to the parties resolving certain additional issues such as the allocation of settlement funds, the filing of a fourth amended complaint and completing confirmatory discovery. On July 31, 2017, the fourth amended complaint was filed changing the named plaintiffs. The plaintiffs must file their motion for preliminary approval of the settlement by August 25, 2017. There can be no assurance that the parties will reach a definitive settlement or that the Court will approve it.
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
Contingent Liability Letter of Credit
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The synthetic letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit is subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The letter of credit was $53 million at June 30, 2017 and December 31, 2016. The standby irrevocable letter of credit will be terminated if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $650 million at June 30, 2017 and $415 million at December 31, 2016. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Real Estate Franchise Services	$237	$221	$407	$378
Company Owned Real Estate Brokerage Services	1,392	1,268	2,289	2,109
Relocation Services	102	109	179	192
Title and Settlement Services	157	149	277	260
Corporate and Other (c)	(95)	(85)	(156)	(143)
Total Company	$1,793	$1,662	$2,996	$2,796
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $95 million and $156 million for the three and six months ended June 30, 2017, respectively, and $85 million and $143 million for the three and six months ended June 30, 2016, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $12 million and $20 million for the three and six months ended June 30, 2017, respectively, and $13 million and $21 million for the three and six months ended June 30, 2016, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2017 (a)	2016 (b)	2017 (c)	2016 (d)
Real Estate Franchise Services	$166	$149	$268	$241
Company Owned Real Estate Brokerage Services	77	78	51	57
Relocation Services	27	29	28	34
Title and Settlement Services	26	26	28	26
Corporate and Other (e)	(18)	(19)	(45)	(40)
Total Company	$278	$263	$330	$318
Less:
Depreciation and amortization	$49	$48	$99	$96
Interest expense, net	47	59	86	132
Income tax expense	73	64	64	40
Net income attributable to Realogy Holdings and Realogy Group	$109	$92	$81	$50
_______________

(a)
Includes a net benefit of $11 million of former parent legacy items and an $8 million expense related to the settlement of the Strader legal matter in Corporate and Other, and $2 million of restructuring charges as follows: $1 million in the Company Owned Real Estate Brokerage Services segment and $1 million in the Real Estate Franchise Services segment for the three months ended June 30, 2017.

(b)
Includes $12 million of restructuring charges as follows: $3 million in the Real Estate Franchise Services segment, $7 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $1 million in Corporate and Other for the three months ended June 30, 2016.

(c)
Includes a net benefit of $11 million of former parent legacy items, an $8 million expense related to the settlement of the Strader legal matter and $4 million related to the loss on the early extinguishment of debt in Corporate and Other, and $7 million of restructuring charges as follows: $6 million in the Company Owned Real Estate Brokerage Services segment and $1 million in the Real Estate Franchise Services segment for the six months ended June 30, 2017.

(d)
Includes $21 million of restructuring charges as follows: $3 million in the Real Estate Franchise Services segment, $9 million in the Company Owned Real Estate Brokerage Services segment, $3 million in the Relocation Services segment and $6 million in Corporate and Other, and a net cost of $1 million of former parent legacy items in Corporate and Other for the six months ended June 30, 2016.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2017, our franchise systems had approximately 14,250 franchised and company owned offices and approximately 281,000 independent sales associates operating under our franchise and proprietary brands in the U.S. and 113 other countries and territories around the world, which included more than 780 of our company owned and operated brokerage offices with more than 49,100 independent sales associates.

Our wholly-owned subsidiary, ZapLabs LLC (which changed its name from ZipRealty LLC in 2016), is the developer of our proprietary technology platform for the real estate brokerages and independent sales associates in our franchise system as well as their customers. As of June 30, 2017, we had rolled out ZapLabs' comprehensive, integrated Zap® technology platform to approximately 75% of our eligible franchisees and anticipate completing this roll out to the majority of our remaining eligible franchisees this year. We believe the Zap technology platform will increase the value proposition to franchisees, independent sales associates and customers as well as improve the productivity of independent sales associates.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business with more than 780 owned and operated brokerage offices with more than 49,100 independent sales associates principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty® and Citi HabitatsSM brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture.

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

RECENT DEVELOPMENTS
Strategic Initiatives
Our strategic initiatives are focused on affiliated independent sales associates, including targeted recruiting strategies, best-in-class retention practices, and organizational changes with new centers of excellence to enhance support for services such as marketing and education for affiliated independent sales associates. We believe that this refined strategic plan will manifest itself in a variety of ways, including improved lead generation, education and performance coaching and strengthened technology and marketing services, all of which are designed to increase the productivity of our existing independent sales associates and attract new independent sales associates.

Consistent with this strategy, NRT has been placing, and will continue to place, an even greater focus on the quality of our services, including the development of tools to increase sales associate productivity, and the use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a focused strategy to recruit and retain top performing sales associates with the overall goal of sustaining or growing market share in various markets and ultimately improving the Company's overall profitability. In addition, there is an enhanced focus on the value proposition offered to independent sales associate teams. We expect near-term moderate pressure on costs and margin from these initiatives as the benefits from recruiting new independent sales associates relate mainly to new listings and not pending listings.
New Mortgage Origination Joint Venture
On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) agreed to form a new joint venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which is expected to begin doing business in August 2017. Commencement of operations is subject to the closing of the transactions contemplated by an asset purchase agreement under which Guaranteed Rate Affinity will acquire certain assets of the mortgage operations of PHH Home Loans, the existing joint venture between Realogy and PHH Mortgage Corporation, including its four regional centers and employees across the United States, but not its mortgage assets.
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
The asset purchase agreement and the movement of employees from the existing joint venture to the new joint venture is expected to be completed in a series of phases, with the first phase expected to occur in August 2017 and the remaining phases expected to be completed by the end of 2017. Once these transactions are complete together with the monetization of Realogy's stake in the old joint venture, the Company expects to realize approximately $20 million of net cash in early 2018. There can be no assurance that the transactions contemplated by the asset purchase agreement will be consummated, that Guaranteed Rate Affinity will commence operations in a timely manner or at all or that the Company will receive the cash it expects from the wind down of the existing joint venture and the establishment of the new joint venture. The Company also expects that operating results from the mortgage origination joint venture will be lower in 2017 compared to 2016 due to lower origination volume, compressed industry margins and the level of organizational change associated with the transition and start up of operations. The equity earnings related to Guaranteed Rate Affinity will be included in the financial results of our Title and Settlement Services segment.
Return of Capital to Stockholders
During the second quarter of 2017, the Company repurchased and retired 1.9 million shares of common stock for $60 million at a weighted average market price of $30.22 per share. Since beginning the repurchase of the Company's common stock in February 2016, the Company has repurchased a total of 11.2 million shares at a weighted average market price of $28.33 per share through June 30, 2017. As of June 30, 2017, approximately $256 million of authorization remains available for the repurchase of shares under the February 2017 share repurchase program.
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
During the second quarter of 2017, the Board declared and paid a quarterly cash dividend of $0.09 per share of the Company’s common stock, returning an additional $12 million to stockholders.

CURRENT INDUSTRY TRENDS
During the first half of 2017, according to the National Association of Realtors ("NAR"), homesale transaction volume increased 8% due to a 3% increase in the number of homesale transactions and a 5% increase in the average homesale price. The increase in the average homesale price relative to the lower increase in homesale transactions is a function of high demand against a limited supply of homes for sale. RFG and NRT homesale transaction volume on a combined basis increased 9% in the first half of 2017. NRT experienced a 3% increase in existing homesale transactions and a 7% increase in average homesale price while RFG experienced a 2% increase in existing homesale transactions and a 6% increase in average homesale price. At NRT specifically, we have seen the positive impact of our recruiting efforts for independent sales associates and organic growth, as well as a shift from stabilization to growth in the high end of the housing market, defined as homes with a price of $2.5 million or greater, partially offset by the cumulative impact of market share attrition and inventory issues in the mid to lower priced homes in the major markets in which NRT operates.
Recruitment and retention of independent sales associates and independent sales associate teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales associates, notwithstanding the growing influence of internet-generated leads. Competition for independent sales associates in our industry is high, has intensified particularly with respect to more productive independent sales associates and has resulted in a decline of our market share at NRT, as well as at RFG to a lesser extent.  Competition for independent sales associates is generally subject to numerous factors, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales associates), other expenses of independent sales associates, leads or business opportunities generated for the independent sales associate from the brokerage, independent sales associates' perception of the value of the broker's brand affiliation, marketing and advertising efforts by the brokerage, the office manager, staff and fellow independent sales associates with whom they collaborate daily and technology, continuing professional education, and other services provided by the brokerage. We believe that the influence of independent sales associates and independent sales associate teams has increased during the past five years and, together with the increasing competition from other brokerages, has negatively impacted the recruitment and retention of independent sales associates and put pressure on commission rate splits. These factors may also put pressure on RFG's net effective royalty rate as the economics for agents and agent teams change. In the second quarter at NRT, we continue to make progress on our recruiting programs and strengthening the agent value proposition, which we believe had a positive impact on our overall results for the quarter. In addition to our core recruiting, the new recruiting initiatives that we have discussed above have enabled us to add independent sales agents who, in aggregate, generated approximately $250 million in revenue over the past 12 months at their previous brokerage firms. While these recruiting and retention initiatives have increased our commission expense, we expect these initiatives will improve our operating results over the longer term and will continue to positively impact our market share trend on a year-over-year basis.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels, despite the increases in the average homesale price over the past several years. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 153 for May 2017 and 165 for 2016. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgages averaged 3.7% for 2016 and the rate at June 30, 2017 was 3.9%. Although mortgage rates have increased 30 basis points to 3.9% as of June 30, 2017 from 3.6% as of June 2016, they continue to be at low levels by historical standards. While this increase adversely impacts housing affordability, we believe that rising wages, improving consumer confidence and a continuation of low inventory levels for the mainstream housing market will result in continued favorable demand conditions and existing homesale volume growth. To the extent that mortgage rates increase, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
Partially offsetting the positive impact of low mortgage rates are low housing inventory levels. According to NAR, the inventory of existing homes for sale in the U.S. was 2.0 million and 2.1 million at the end of June 2017 and June 2016, respectively. The June 2017 inventory represents a national average supply of 4.3 months at the current homesales pace which is below the 6.1 month 25-year average.
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
For the quarters ended March 31, 2017 and June 30, 2017, compared to the same periods in 2016, NAR existing home homesale transactions increased to 1.1 million and 1.6 million homes, or up 5% and 2%, respectively. For the quarters ended March 31, 2017 and June 30, 2017, RFG and NRT homesale transactions on a combined basis increased 3% and 1%, respectively, compared to the same periods in 2016. During the first half of the year, the number of homesale transactions for RFG and NRT has continued to be challenged by inventory constraints, however for NRT there has been a shift from stabilization to growth in the high end of the housing market. The annual and quarterly year-over-year trends in homesale transactions are as follows:

			2017 vs. 2016
Number of Existing Homesales	Full Year 2016 vs. 2015		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2017 vs. 2016
Industry
NAR	4%	(a)	5%	(a)	2%	(a)	4%	(b)	1%	(b)	3%	(b)
Fannie Mae (c)	4%		5%		2%		3%		1%		3%
Realogy
RFG and NRT Combined	2%		3%		1%
RFG	3%		3%		1%
NRT	—%		4%		3%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to increase 2% in 2018 while Fannie Mae is forecasting an increase in existing homesale transactions of 1% in 2018.
Existing Homesale Price
In 2016, NAR existing homesale average price increased 4% compared to the same period in 2015, while average homesale price increased 2% on a combined basis for RFG and NRT.
For both of the quarters ended March 31, 2017 and June 30, 2017, compared to the same periods in 2016, NAR existing homesale average price increased 5%. For the quarters ended March 31, 2017 and June 30, 2017, RFG and NRT average homesale price on a combined basis increased 5% and 7%, respectively, compared to the same periods in 2016. The combined average homesale price increase was due to the positive results of RFG as well as the increase in homesale transactions at the high end of the markets served by NRT. Both RFG and NRT homesale price also improved as a result of increased demand due to the continuation of constrained inventory levels. The annual and quarterly year-over-year trends in the price of homes are as follows:

			2017 vs. 2016
Price of Existing Homes	Full Year 2016 vs. 2015		First Quarter		Second Quarter		Third Quarter Forecast		Fourth Quarter Forecast		Full Year Forecast 2017 vs. 2016
Industry
NAR	4%	(a)	5%	(a)	5%	(a)	6%	(b)	5%	(b)	5%	(b)
Fannie Mae (c)	5%		7%		6%		6%		6%		6%
Realogy
RFG and NRT Combined	2%		5%		7%
RFG	3%		6%		6%
NRT	—%		3%		9%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting an increase in median existing homesale price of 4% in 2018 while Fannie Mae is forecasting a 5% increase in 2018.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, most of these factors are generally trending favorably. Factors that may negatively affect continued growth in the housing industry include:

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	insufficient inventory levels and lack of building of new housing leading to lower unit sales;

•	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase homes;

•	potential homebuyers with a low credit rating or inability to afford down payments;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	reduced affordability of homes;

•	economic stagnation or contraction in the U.S. economy;

•	a decline in home ownership levels in the U.S.;

•	geopolitical and economic instability; and

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
Since 2014 we have experienced approximately a one basis point decline in the average broker commission rate each year and we expect that over the long term the average brokerage commission rates will continue to modestly decline as a result of increases in average homesale prices and, to a lesser extent, competitors providing fewer services for a reduced fee. Continuing growth in the housing market should result in an increase in our revenues, although such increases could be offset by modestly declining brokerage commission rates and competitive pressures.
In general, most of our third-party franchisees are entitled to volume incentives, which are calculated for each franchisee as a progressive percentage of each franchisee's annual gross income.  These incentives decrease during times of declining homesale transaction volumes and increase when there is a corresponding increase in homesale transaction volume.  In addition, several of our larger franchisees have a flat royalty rate. If our top franchisees, who earn higher volume incentives or have a flat royalty rate, continue to grow faster than the majority of our other franchisees, the Company's net effective royalty rate will continue to modestly decline.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Non-standard incentives may be used as consideration for new or renewing franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to royalties and volume incentives, they are not homesale transaction based. We have accordingly excluded the non-standard incentives from the calculation of the net effective royalty rate. Had these non-standard incentives been included, the net effective royalty rate would be lower by approximately 23 and 21 basis points for the years ended December 31, 2016 and 2015, respectively. We expect that the trend of increasing non-standard incentives by approximately 3 to 4 basis points a year will continue in the future in order to attract and retain certain large franchisees.
NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while RFG has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between NRT and RFG based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by sales associates directly impacts the margin earned by NRT. Such share of commissions earned by sales associates varies by region and commission schedules are generally progressive to incentivize sales associates to achieve higher levels of production. We expect that they will continue to be subject to upward pressure because of the increased bargaining power of independent sales associates and teams as well as more aggressive recruitment activities taken by our competitors.
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

The following table presents our drivers for the three and six months ended June 30, 2017 and 2016. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2017	2016	% Change	2017	2016	% Change
RFG (a)
Closed homesale sides	322,745	319,748	1%	547,995	538,078	2%
Average homesale price	$291,355	$273,900	6%	$284,973	$267,872	6%
Average homesale broker commission rate	2.50%	2.51%	(1) bps	2.50%	2.51%	(1) bps
Net effective royalty rate	4.41%	4.49%	(8) bps	4.42%	4.50%	(8) bps
Royalty per side	$333	$319	4%	$329	$315	4%
NRT
Closed homesale sides	101,043	98,314	3%	167,613	162,558	3%
Average homesale price	$528,518	$485,688	9%	$520,844	$488,627	7%
Average homesale broker commission rate	2.44%	2.49%	(5) bps	2.45%	2.47%	(2) bps
Gross commission income per side	$13,625	$12,732	7%	$13,480	$12,790	5%
Cartus
Initiations	50,798	51,560	(1%)	87,313	88,734	(2%)
Referrals	25,284	26,138	(3%)	40,487	43,031	(6%)
TRG
Purchase title and closing units (b)	47,008	43,914	7%	78,305	73,150	7%
Refinance title and closing units (c)	6,324	11,227	(44%)	14,857	20,930	(29%)
Average fee per closing unit	$2,139	$1,919	11%	$2,080	$1,890	10%
_______________

(a)	Includes all franchisees except for NRT.

(b)
The amounts presented for the three and six months ended June 30, 2017 include 3,054 and 5,026 purchase units, respectively, as a result of the acquisitions completed prior to the second quarter of 2017.

(c)
The amounts presented for the three and six months ended June 30, 2017 include 610 and 1,133 refinance units, respectively, as a result of the acquisitions completed prior to the second quarter of 2017.

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
Three Months Ended June 30, 2017 vs. Three Months Ended June 30, 2016
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2017	2016	Change
Net revenues	$1,793	$1,662	$131
Total expenses (1)	1,610	1,509	101
Income before income taxes, equity in earnings and noncontrolling interests	183	153	30
Income tax expense	73	64	9
Equity in earnings of unconsolidated entities	—	(5)	5
Net income	110	94	16
Less: Net income attributable to noncontrolling interests	(1)	(2)	1
Net income attributable to Realogy Holdings and Realogy Group	$109	$92	$17
_______________

(1)
Total expenses for the three months ended June 30, 2017 includes a net benefit of $11 million of former parent legacy items, an $8 million expense related to the settlement of the Strader legal matter, $5 million of losses related to mark-to-market adjustments for our interest rate swaps and $2 million of restructuring charges. Total expenses for the three months ended June 30, 2016 includes $14 million of losses related to mark-to-market adjustments for our interest rate swaps and $12 million of restructuring charges.

Net revenues increased $131 million or 8% for the three months ended June 30, 2017 compared with the three months ended June 30, 2016, principally due to increases in gross commission income and franchise fees as a result of higher homesale transaction volume of 9% on a combined basis for NRT and RFG.
Total expenses increased $101 million or 7% primarily due to:

•
a $106 million increase in commission and other sales associate-related costs due to an increase in homesale transaction volume at NRT and higher sales commission percentage paid to its independent sales associates;

•	a $22 million increase in operating and general and administrative expenses primarily driven by:

◦	$8 million of additional employee-related costs associated with acquisitions;

◦	an $8 million expense related to the settlement of the Strader legal matter; and

◦	a $5 million increase in other expenses including professional fees and occupancy costs; and

•	a $5 million increase in marketing expense.
The increases were partially offset by:

•
a $12 million net decrease in interest expense to $47 million in the second quarter of 2017 from $59 million in the second quarter of 2016. Before the mark-to-market adjustments for our interest rate swaps, interest expense decreased $3 million to $42 million in the second quarter of 2017 from $45 million in the second quarter of 2016 as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate. Mark-to-market adjustments for our interest rate swaps resulted in losses of $5 million in the second quarter of 2017 compared to losses of $14 million in the same period of 2016;

•	a net benefit of $11 million of former parent legacy items as a result of the settlement of a Cendant legacy tax matter; and

•	a $10 million decrease in restructuring costs related to the Company's business optimization plan for the second quarter of 2017 compared to the second quarter of 2016.

The Company had no earnings from equity investments during the second quarter of 2017 compared to $5 million in earnings from equity investments in the second quarter of 2016 primarily due to the recognition of certain exit costs at PHH Home Loans as well as reduced operating results given lower origination volume, compressed industry margins and the level of organizational change associated with the transition and start up of the operations of Guaranteed Rate Affinity.
As part of the business optimization initiative the Company began in the fourth quarter of 2015, we incurred $2 million of restructuring costs in the second quarter of 2017 compared to $12 million of costs in the second quarter of 2016. The Company expects to incur an additional $5 million related to initiatives still in progress bringing the total cost of the initiative to be $61 million. Cost savings related to the restructuring initiatives are estimated to be approximately $70 million on an annual run rate basis with $33 million realized in 2016. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $73 million for the three months ended June 30, 2017 compared to $64 million for the three months ended June 30, 2016. Our federal and state blended statutory rate is estimated to be 40% for 2017 and our full year effective tax rate is estimated to be 41%. Our effective tax rate was 40% and 41% for the three months ended June 30, 2017 and June 30, 2016, respectively.
The following table reflects the results of each of our reportable segments during the three months ended June 30, 2017 and 2016:

	Revenues (a)		% Change	EBITDA (b)		% Change	EBITDA Margin		Change
	2017	2016		2017	2016		2017	2016
RFG	$237	$221	7%	$166	$149	11%	70%	67%	3
NRT	1,392	1,268	10	77	78	(1)	6	6	—
Cartus	102	109	(6)	27	29	(7)	26	27	(1)
TRG	157	149	5	26	26	—	17	17	—
Corporate and Other	(95)	(85)	*	(18)	(19)	*
Total Company	$1,793	$1,662	8%	$278	$263	6%	16%	16%	—
Less: Depreciation and amortization				49	48
Interest expense, net				47	59
Income tax expense				73	64
Net income attributable to Realogy Holdings and Realogy Group				$109	$92
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $95 million and $85 million during the three months ended June 30, 2017 and June 30, 2016, respectively.

(b)
EBITDA for the three months ended June 30, 2017 includes a net benefit of $11 million of former parent legacy items and an $8 million expense related to the settlement of the Strader legal matter in Corporate and Other, and $2 million of restructuring charges discussed further below.

EBITDA for the three months ended June 30, 2016 includes $12 million of restructuring charges reflected above as follows: $7 million in NRT, $3 million in RFG, $1 million in Cartus and $1 million in Corporate and Other.
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 16% for the three months ended June 30, 2017 compared to the same period in 2016. On a segment basis, RFG's margin increased 3 percentage points to 70% from 67% due to an increase in homesale transaction volume and lower restructuring costs. NRT's margin remained flat at 6% due to lower restructuring costs offset by the absence of earnings related to its equity investment in PHH Home Loans during the second quarter of 2017 compared to the same period in 2016 and higher commission expense. Cartus' margin decreased 1 percentage point to 26% from 27% primarily due to lower international revenue and the negative impact of foreign currency exchange rates, partially offset by the absence of restructuring costs incurred during the second quarter of 2016. TRG's margin remained flat at 17%.
Corporate and Other EBITDA for the three months ended June 30, 2017 improved $1 million to negative $18 million primarily due to a net benefit of $11 million of former parent legacy items as a result of the settlement of a Cendant legacy tax matter and the absence of $1 million in restructuring charges incurred during the three months ended June 30, 2016, mostly offset by an $8 million expense related to the settlement of the Strader legal matter, a $2 million increase in employee costs due to higher employee incentive accruals and investments in technology development and a $2 million increase in professional fees supporting strategic initiatives.
EBITDA before restructuring charges was $280 million for the three months ended June 30, 2017 compared to $275 million for the three months ended June 30, 2016. EBITDA before restructuring charges by reportable segment for the three months ended June 30, 2017 was as follows:

	Three Months Ended June 30,
	2017			2016
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring	% Change
Real Estate Franchise Services	$166	$1	$167	$152	10%
Company Owned Real Estate Brokerage Services	77	1	78	85	(8)
Relocation Services	27	—	27	30	(10)
Title and Settlement Services	26	—	26	26	—
Corporate and Other	(18)	—	(18)	(18)	*
Total Company	$278	$2	$280	$275	2%
_______________

*	not meaningful
The following table reflects RFG and NRT results on a combined basis for the second quarter of 2017 compared to the second quarter of 2016. The EBITDA before restructuring margin for the combined segments decreased 1 percentage point from 17% to 16% due primarily to higher commission expense:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2017	2016		2017	2016		2017	2016
RFG and NRT Combined	$1,534	$1,404	9%	$245	$237	3%	16%	17%	(1)
_______________

(a)
Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $95 million and $85 million during the three months ended June 30, 2017 and June 30, 2016, respectively.

(b)	EBITDA for the combined RFG and NRT segments excludes $2 million and $10 million of restructuring charges for the three months ended June 30, 2017 and June 30, 2016, respectively.
Real Estate Franchise Services (RFG)
Revenues increased $16 million to $237 million and EBITDA increased $17 million to $166 million for the three months ended June 30, 2017 compared with the same period in 2016.
The increase in revenue was driven by a $6 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price and a 1% increase in the number of homesale transactions, partially offset by a lower net effective royalty rate. Revenue also increased due to a $7 million increase in royalties received from NRT as a result of volume increases at NRT. Brand marketing revenue and related expense both increased $4 million primarily due to the level of advertising spending during the second quarter of 2017 compared to the same period in 2016.
The intercompany royalties received from NRT of $89 million and $82 million during the second quarter of 2017 and 2016, respectively, are eliminated in consolidation to avoid the revenue being double counted in NRT and RFG. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $17 million increase in EBITDA was principally due to the $13 million increase in royalty revenues discussed above and a $2 million decrease in restructuring charges incurred in the second quarter of 2017 compared to the same period in 2016.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $124 million to $1,392 million and EBITDA decreased $1 million to $77 million for the three months ended June 30, 2017 compared with the same period in 2016.

The revenue increase of $124 million was comprised of a $94 million increase in commission income earned on homesale transactions by our existing brokerage operations and a $30 million increase in commission income earned from acquisitions. The revenue increase was driven by a 3% increase in the number of homesale transactions and a 9% increase in the average price of homes, partially offset by a 5 basis point decrease in the average broker commission rate. We believe these results are attributable to the recruiting and organic growth focus by NRT management as well as a shift from stabilization to sustained growth in the high end of the housing market. The improvement in the high end of the housing market had an adverse impact on the average homesale broker commission rate. In addition, homesale price is continuing to increase due to continued constrained inventory levels across the lower and mid price points in the markets served by NRT.
EBITDA decreased $1 million primarily due to:

•
a $106 million increase in commission expenses paid to independent sales associates from $864 million in the second quarter of 2016 to $970 million in the second quarter of 2017. The increase in commission expense is due to an increase of $88 million by our existing brokerage operations due to higher homesale transaction volume, a greater share of transactions occurring in regions that traditionally pay a greater proportion of commissions to independent sales associates, as well as the impact of initiatives focused on growing and retaining our productive independent sales associate base, and an $18 million increase related to acquisitions;

•	a $7 million increase in royalties paid to RFG from $82 million in the second quarter of 2016 to $89 million in the second quarter of 2017;

•	a $7 million increase in employee-related costs due to a $4 million increase attributable to acquisitions and a $3 million increase due to higher incentive accruals;

•
no earnings for our equity method investment in PHH Home Loans in the second quarter of 2017 compared to $3 million in earnings in the same period in 2016 primarily due to lower origination volume, compressed industry margins and the level of organizational change associated with the transition and start up of the operations of Guaranteed Rate Affinity;

•	a $4 million increase in other costs including occupancy costs primarily related to acquisitions; and

•	a $3 million increase in marketing expenses including the effect of acquisitions.
These decreases were mostly offset by;

•	a $124 million increase in revenues discussed above and

•	a $6 million decrease in restructuring costs related to the Company's business optimization plan.
Relocation Services (Cartus)
Revenues decreased $7 million to $102 million and EBITDA decreased $2 million to $27 million for the three months ended June 30, 2017 compared with the same period in 2016.
Revenues decreased $7 million as a result of a $5 million decrease in international revenue due to lower volume and a $2 million decrease in other revenue.
EBITDA decreased $2 million as a result of the $7 million decrease in revenues discussed above, partially offset by a $2 million decrease in employee related costs, a $2 million decrease in other operating expenses and the absence of $1 million of restructuring costs incurred during the second quarter of 2016.
Title and Settlement Services (TRG)
Revenues increased $8 million to $157 million and EBITDA remained flat at $26 million for the three months ended June 30, 2017 compared with the same period in 2016.

The increase in revenues was driven by a $9 million increase in resale revenue of which $6 million was related to acquisitions, as well as a $1 million increase of underwriter revenue due to volume increases. These increases were offset by a $2 million decrease in refinancing revenue.
EBITDA remained flat as a result of the $8 million increase in revenues discussed above offset by an increase of $5 million in employee-related costs primarily related to acquisitions and a $2 million increase in other general and administrative expenses.
Six Months Ended June 30, 2017 vs. Six Months Ended June 30, 2016
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2017	2016	Change
Net revenues	$2,996	$2,796	$200
Total expenses (1)	2,847	2,709	138
Income before income taxes, equity in (earnings) losses and noncontrolling interests	149	87	62
Income tax expense	64	40	24
Equity in (earnings) losses of unconsolidated entities	3	(5)	8
Net income	82	52	30
Less: Net income attributable to noncontrolling interests	(1)	(2)	1
Net income attributable to Realogy Holdings and Realogy Group	$81	$50	$31
_______________

(1)
Total expenses for the six months ended June 30, 2017 includes a net benefit of $11 million of former parent legacy items, an $8 million expense related to the settlement of the Strader legal matter, $7 million of restructuring charges, $4 million of losses related to mark-to-market adjustments for our interest rate swaps and $4 million related to loss on the early extinguishment of debt. Total expenses for the six months ended June 30, 2016 includes $45 million of losses related to mark-to-market adjustments for our interest rate swaps, $21 million of restructuring charges and a net cost of $1 million of former parent legacy items.

Net revenues increased $200 million or 7% for the six months ended June 30, 2017 compared with the same period in 2016, principally due to increases in gross commission income and franchise fees as a result of a homesale transaction volume increase of 9% on a combined basis for NRT and RFG.
Total expenses increased $138 million or 5% primarily due to:

•
a $153 million increase in commission and other sales associate-related costs due to an increase in homesale transaction volume at NRT and higher sales commission percentages paid to its independent sales associates;

•	a $41 million increase in operating and general and administrative expenses primarily driven by:

◦	$18 million of additional employee-related costs associated with acquisitions;

◦	a $12 million increase in other expenses including professional fees and occupancy costs;

◦	an $8 million expense related to the settlement of the Strader legal matter; and

◦	a $3 million increase in variable operating costs at TRG primarily related to acquisitions;

•	a $9 million increase in marketing expense; and

•	$4 million related to the loss on the early extinguishment of debt as a result of the refinancing transaction completed during the first quarter of 2017.
The increases were partially offset by:

•
a $46 million net decrease in interest expense to $86 million for the six months ended June 30, 2017 from $132 million for the six months ended June 30, 2016. Before the mark-to-market adjustments for our interest rate swaps, interest expense decreased $5 million to $82 million for the six months ended June 30, 2017 from $87 million for the six months ended June 30, 2016 as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate. Mark-to-market adjustments for our interest rate swaps resulted in losses of $4 million for the six months ended June 30, 2017 compared to losses of $45 million in the same period of 2016;

•
a $14 million decrease in restructuring costs related to the Company's business optimization plan for the six months ended June 30, 2017 compared to the same period in 2016 (see Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information); and

•	a $12 million increase in the net benefit of former parent legacy items primarily as a result of the settlement of a Cendant legacy tax matter.
Losses from equity investments were $3 million during the first half of 2017 compared to earnings from equity investments of $5 million during the first half of 2016 primarily due to the recognition of certain exit costs at PHH Home Loans as well as reduced operating results given lower origination volume, compressed industry margins and the level of organizational change associated with the transition and start up of the operations of Guaranteed Rate Affinity.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $64 million for the six months ended June 30, 2017 compared to $40 million for the six months ended June 30, 2016. Our federal and state blended statutory rate is estimated to be 40% for 2017 and our full year effective tax rate is estimated to be 41%. Our effective tax rate was 44% and 43% for the six months ended June 30, 2017 and June 30, 2016, respectively. The effective tax rate in each reporting period was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the six months ended June 30, 2017 and 2016:

	Revenues (a)		% Change	EBITDA (b)		% Change	EBITDA Margin		Change
	2017	2016		2017	2016		2017	2016
RFG	$407	$378	8%	$268	$241	11%	66%	64%	2
NRT	2,289	2,109	9	51	57	(11)	2	3	(1)
Cartus	179	192	(7)	28	34	(18)	16	18	(2)
TRG	277	260	7	28	26	8	10	10	—
Corporate and Other	(156)	(143)	*	(45)	(40)	*
Total Company	$2,996	$2,796	7%	$330	$318	4%	11%	11%	—
Less: Depreciation and amortization				99	96
Interest expense, net				86	132
Income tax expense				64	40
Net income attributable to Realogy Holdings and Realogy Group				$81	$50
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $156 million and $143 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

(b)
EBITDA for the six months ended June 30, 2017 includes a net benefit of $11 million of former parent legacy items, an $8 million expense related to the settlement of the Strader legal matter and $4 million related to loss on the early extinguishment of debt in Corporate and Other, and $7 million of restructuring charges discussed further below.

EBITDA for the six months ended June 30, 2016 includes $21 million of restructuring charges reflected above as follows: $9 million in NRT, $6 million in Corporate and Other, $3 million in Cartus and $3 million in RFG, and a net cost of $1 million of former parent legacy items included in Corporate and Other.
As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 11% for the six months ended June 30, 2017 compared to the same period in 2016. On a segment basis, RFG's margin increased 2 percentage points to 66% from 64% due to an increase in homesale transaction volume and lower restructuring costs. NRT's margin decreased 1 percentage point to 2% from 3% primarily due to losses related to its equity investment in PHH Home Loans during the first half of 2017 compared to earnings during the first half of 2016 and higher commission expense, partially offset by lower restructuring costs. Cartus' margin decreased 2 percentage points to 16% from 18% primarily due to lower international revenue and the negative impact of foreign currency exchange rates, partially offset by the absence of restructuring costs incurred during the first half of 2016. TRG's margin remained flat at 10%.
Corporate and Other EBITDA for the six months ended June 30, 2017 declined $5 million to negative $45 million primarily due to an $8 million expense related to the settlement of the Strader legal matter, a $5 million increase in other costs due to professional fees supporting strategic initiatives and occupancy costs, a $4 million increase in employee costs due to higher employee incentive accruals and investments in technology development and $4 million related to the loss on the early extinguishment of debt as a result of the refinancing transaction during the first quarter of 2017. These expenses were partially offset by a $12 million increase in the net benefit of former parent legacy items primarily as a result of the settlement of a Cendant legacy tax matter and the absence of $6 million in restructuring charges incurred during the six months ended June 30, 2016.
EBITDA before restructuring charges was $337 million for the six months ended June 30, 2017 compared to $339 million for the six months ended June 30, 2016. EBITDA before restructuring charges by reportable segment for the six months ended June 30, 2017 was as follows:

	Six Months Ended June 30,
	2017			2016
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring	% Change
Real Estate Franchise Services	$268	$1	$269	$244	10%
Company Owned Real Estate Brokerage Services	51	6	57	66	(14)
Relocation Services	28	—	28	37	(24)
Title and Settlement Services	28	—	28	26	8
Corporate and Other	(45)	—	(45)	(34)	*
Total Company	$330	$7	$337	$339	(1)%
_______________

*	not meaningful
The following table reflects RFG and NRT results on a combined basis for the six months ended June 30, 2017 and 2016. The EBITDA before restructuring margin for the combined segments remained flat at 13%:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2017	2016		2017	2016		2017	2016
RFG and NRT Combined	$2,540	$2,344	8%	$326	$310	5%	13%	13%	—
_______________

(a)
Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $156 million and $143 million during the six months ended June 30, 2017 and June 30, 2016, respectively.

(b)	EBITDA for the combined RFG and NRT segments excludes $7 million and $12 million of restructuring charges for the six months ended June 30, 2017 and June 30, 2016, respectively.
Real Estate Franchise Services (RFG)
Revenues increased $29 million to $407 million and EBITDA increased $27 million to $268 million for the six months ended June 30, 2017 compared with the same period in 2016.
The increase in revenue was driven by a $10 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price and a 2% increase in the number of homesale transactions, partially offset by a lower net effective royalty rate. Revenue also increased due to a $10 million increase in royalties received from NRT as a result of volume increases at NRT and a $2 million increase in other revenue primarily due to other marketing related activities. Brand marketing revenue and related expense both increased $6 million primarily due to the level of advertising spending during the six months ended June 30, 2017 compared to the same period in 2016.
The intercompany royalties received from NRT of $148 million and $138 million during the six months ended June 30, 2017 and June 30, 2016, respectively, are eliminated in consolidation to avoid the revenue being double counted in NRT and RFG. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $27 million increase in EBITDA was principally due to the $20 million increase in royalty revenues and $2 million increase in other revenue discussed above, as well as a $2 million decrease in restructuring costs incurred in the first half of 2017 compared to the same period in 2016.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $180 million to $2,289 million and EBITDA declined $6 million to $51 million for the six months ended June 30, 2017 compared with the same period in 2016.

The revenue increase of $180 million was comprised of a $132 million increase in commission income earned on homesale transactions by our existing brokerage operations and a $48 million increase in commission income earned from acquisitions. The revenue increase was driven by a 3% increase in the number of homesale transactions and a 7% increase in the average price of homes, partially offset by a 2 basis point decrease in the average broker commission rate. We believe these results are attributable to the recruiting and organic growth focus by NRT management as well as a shift from stabilization to sustained growth in the high end of the housing market. In addition, homesale price is continuing to increase due to continued constrained inventory levels across the lower and mid price points in the markets served by NRT.
EBITDA decreased $6 million primarily due to:

•
a $153 million increase in commission expenses paid to independent sales associates from $1,422 million for the six months ended June 30, 2016 to $1,575 million for the six months ended June 30, 2017. The increase in commission expense is due to an increase of $125 million by our existing brokerage operations due to higher homesale transaction volume, a greater share of transactions occurring in regions that traditionally pay a greater proportion of commissions to independent sales associates, as well as the impact of initiatives focused on growing and retaining our productive independent sales associate base, and a $28 million increase related to acquisitions;

•	a $10 million increase in royalties paid to RFG from $138 million for the six months ended June 30, 2016 to $148 million for the six months ended June 30, 2017;

•	a $9 million increase in employee-related costs due to a $10 million increase attributable to acquisitions, partially offset by a $1 million decrease due to expense reduction initiatives;

•
$4 million in losses for our equity method investment in PHH Home Loans for the six months ended June 30, 2017 compared to $3 million in earnings in the same period in 2016 due to lower origination volume, compressed industry margins and the level of organizational change associated with the transition and start up of the operations of Guaranteed Rate Affinity;

•	a $7 million increase in other costs including occupancy costs primarily related to acquisitions; and

•	a $4 million increase in marketing expenses primarily related to acquisitions.
These decreases were partially offset by;

•	a $180 million increase in revenues discussed above and

•	a $3 million decrease in restructuring costs incurred in the first half of 2017 compared to the same period in 2016.
Relocation Services (Cartus)
Revenues decreased $13 million to $179 million and EBITDA decreased $6 million to $28 million for the six months ended June 30, 2017 compared with the same period in 2016.
Revenues decreased $13 million as a result of an $8 million decrease in international revenue due to lower volume including the negative impact of foreign currency exchange rates and a $5 million decrease in other revenue as a result of lower volume.
EBITDA decreased $6 million as a result of the $13 million decrease in revenues discussed above and a $3 million net negative impact from foreign currency exchange rates, partially offset by a $4 million decrease in employee related costs, the absence of $3 million of restructuring costs incurred during the six months ended June 30, 2016 and a $2 million decrease in other operating expenses during the first half of 2017 compared to the first half of 2016.
Title and Settlement Services (TRG)
Revenues increased $17 million to $277 million and EBITDA increased $2 million to $28 million for the six months ended June 30, 2017 compared with the same period in 2016.
The increase in revenues was driven by a $17 million increase in resale revenue of which $10 million was related to acquisitions, as well as a $3 million increase of underwriter revenue due to volume increases. These increases were offset by a $3 million decrease in refinancing revenue.
EBITDA increased $2 million as a result of the $17 million increase in revenues discussed above, partially offset by an increase of $9 million in employee-related costs related to acquisitions, a $3 million increase in variable operating costs and a $1 million increase in other general and administrative expenses.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2017	December 31, 2016	Change
Total assets	$7,426	$7,421	$5
Total liabilities	5,003	4,952	51
Total equity	2,423	2,469	(46)
For the six months ended June 30, 2017, total assets increased $5 million primarily due to a $74 million increase in trade and relocation receivables, increases of $24 million and $8 million in other current and non-current assets, respectively primarily due to higher prepaid expenses, and a $4 million increase in goodwill from acquisitions. These increases were partially offset by a $55 million decrease in cash and cash equivalents and a $50 million net decrease in franchise agreements and other amortizable intangible assets due to amortization.
Total liabilities increased $51 million due to a $57 million increase in deferred tax liabilities, a $30 million increase in accounts payable and an $18 million increase in securitization obligations, partially offset by a $24 million decrease in corporate debt primarily due to amortization payments on the term loan facilities, a $12 million decrease in accrued expenses and other current liabilities primarily due to the payment of annual bonuses, a $11 million decrease in the due to former parent liability primarily as a result of the settlement of a Cendant legacy tax matter and n $7 million decrease in other non-current liabilities.
Total equity decreased $46 million primarily due to a $127 million decrease in additional paid in capital, primarily related to the Company's repurchase of $121 million of common stock and $25 million of dividend payments partially offset by stock-based compensation activity of $15 million, partially offset by net income of $81 million for the six months ended June 30, 2017.
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
We intend to use future cash flow primarily to acquire stock under our share repurchase program, pay dividends, fund acquisitions, enter into strategic relationships and reduce indebtedness. In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. In February 2017, our Board authorized a new share repurchase program of up to an additional $300 million of the Company's common stock. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time. As of June 30, 2017, the Company had repurchased and retired 11.2 million shares of common stock for an aggregate of $275 million under the February 2016 share repurchase program and $44 million under the February 2017 share repurchase program at a total weighted average market price of $28.33 per share.
Included in the 11.2 million shares of common stock repurchased to date, the Company repurchased 4.1 million shares of common stock for $120 million at a weighted average market price of $28.97 per share during the first half of 2017. As of June 30, 2017, approximately $256 million of authorization remains available for the repurchase of shares under the February 2017 share repurchase program.
During the period July 1, 2017 through August 1, 2017, we repurchased an additional 0.5 million shares at a weighted average market price of $33.14. Giving effect to these repurchases, we had approximately $241 million of remaining capacity authorized under the February 2017 share repurchase program as of August 1, 2017.
We also initiated and paid a quarterly cash dividend of $0.09 per share in August 2016 and paid $0.09 per share cash dividends in every subsequent quarter. During the first half of 2017, we returned $25 million to stockholders through the payment of cash dividends. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant.
We may also from time to time seek to repurchase our outstanding notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
We are currently experiencing growth in the residential real estate market; however, if the residential real estate market or the economy as a whole does not continue to improve or weakens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
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
Our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by: (i) stagnation or a downturn of the residential real estate market, (ii) a significant increase in LIBOR or ABR, or (iii) our inability to access our relocation securitization programs.
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
Cash Flows
At June 30, 2017, we had $219 million of cash and cash equivalents, a decrease of $55 million compared to the balance of $274 million at December 31, 2016. The following table summarizes our cash flows for the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$186	$103	$83
Investing activities	(56)	(58)	2
Financing activities	(186)	(36)	(150)
Effects of change in exchange rates on cash and cash equivalents	1	(1)	2
Net change in cash and cash equivalents	$(55)	$8	$(63)
For the six months ended June 30, 2017, $83 million more cash was provided by operating activities compared to the same period in 2016. The change was principally due to $39 million more cash provided by the net change in relocation and trade receivables, $40 million less cash used for accounts payable, accrued expenses and other liabilities and $19 million of additional cash provided by operating results, partially offset by $15 million more cash used due to an increase in other assets.
For the six months ended June 30, 2017, we used $2 million less cash for investing activities compared to the same period in 2016 primarily due to $11 million less cash used for acquisition related payments, partially offset by $8 million more cash used for property and equipment additions.
For the six months ended June 30, 2017, $186 million of cash was used for financing activities compared to $36 million of cash used during the same period in 2016. For the six months ended June 30, 2017, $186 million of cash was used for:

•	$121 million for the repurchase of our common stock;

•	$25 million of dividend payments;

•	$21 million of quarterly amortization payments on the term loan facilities;

•	$10 million repayment of borrowings under the Revolving Credit Facility;

•	$10 million of tax payments related to net share settlement for stock-based compensation;

•	$10 million of other financing payments primarily related to capital leases and interest rate swaps;

•	$6 million of debt issuance costs; and

•	$4 million for payments of contingent consideration;
partially offset by an $18 million net decrease in securitization borrowings.
For the six months ended June 30, 2016, $36 million of cash was used for financing activities as a result of:

•	repayment of $500 million to retire the 3.375% Senior Notes at maturity;

•	net repayment of $200 million of borrowings under the Revolving Credit Facility;

•	$67 million for the repurchase of our common stock;

•	$20 million of amortization payments on the term loan facilities;

•	$10 million for payments of contingent consideration;

•	$12 million of other financing payments primarily related to interest rate swaps and capital leases; and

•	$5 million related to income taxes paid by the Company related to the net share settlement for stock-based compensation;
partially offset by,

•	$750 million of proceeds from the issuance of 5.25% Senior Notes of $250 million and 4.875% Senior Notes of $500 million; and

•	a $34 million net increase in securitization obligation borrowings.
Financial Obligations
Indebtedness Table
As of June 30, 2017, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$190	$ *	$190
Term Loan B	(3)	July 2022	1,089	22	1,067
Term Loan A Facility:
Term Loan A	(4)	October 2020	402	1	401
Term Loan A-1	(5)	July 2021	346	3	343
Senior Notes	4.50%	April 2019	450	9	441
Senior Notes	5.25%	December 2021	550	5	545
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2018	211	*	211
Cartus Financing Limited (8)		August 2017	12	*	12
Total (9)			$3,750	$44	$3,706
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of June 30, 2017, the Company had $1,050 million of borrowing capacity under its Revolving Credit Facility leaving $860 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. On August 1, 2017, the Company had $140 million in outstanding borrowings under the Revolving Credit Facility, leaving $910 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2017 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2017.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2017.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended June 30, 2017.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)
In June 2017, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2018. As of June 30, 2017, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $114 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of June 30, 2017, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $8 million of available capacity.

(9)
Not included in this table, the Company had $124 million of outstanding letters of credit at June 30, 2017 under the Unsecured Letter of Credit Facility with a weighted average rate of 2.93%. At June 30, 2017, the capacity of the facility was $131 million.

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
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy's Group total senior secured net debt by the trailing twelve month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the senior secured credit facilities. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the senior secured credit facilities, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2017.
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility" to the Condensed Consolidated Financial Statements for additional information.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as EBITDA and Operating EBITDA. These measures are derived on the basis of methodologies other than in accordance with GAAP.
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
We present EBITDA and Operating EBITDA because we believe they are useful as supplemental measures in evaluating the performance of our operating businesses and provide greater transparency into our results of operations. Our management, including our chief operating decision maker, uses EBITDA as a factor in evaluating the performance of our business. EBITDA and Operating EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.

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
EBITDA and Operating EBITDA have limitations as analytical tools, and you should not consider EBITDA and Operating EBITDA either in isolation or as substitutes for analyzing our results as reported under GAAP. Some of these limitations are:

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
Set forth in the table below is a reconciliation of net income attributable to Realogy to EBITDA and Operating EBITDA for the three-month periods ended June 30, 2017 and 2016:

	Three Months Ended
	June 30, 2017	June 30, 2016
Net income attributable to Realogy	$109	$92
Income tax expense	73	64
Income before income taxes	182	156
Interest expense, net	47	59
Depreciation and amortization	49	48
EBITDA	278	263
EBITDA adjustments:
Restructuring costs	2	12
Former parent legacy benefit, net	(11)	—
Operating EBITDA	$269	$275
Contractual Obligations
All future contractual obligations as of June 30, 2017 have not changed materially from the amounts reported in our 2016 Form 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2017, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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

At June 30, 2017, we had variable interest rate long-term debt from our outstanding term loans and revolver of $2,027 million, which excludes $223 million of securitization obligations.  The weighted average interest rate on the outstanding term loans and revolver at June 30, 2017 was 3.35%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2017 senior secured leverage ratio, the LIBOR margin was 2.00%. At June 30, 2017, the one-month LIBOR rate was 1.22%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
We have entered into interest rate swaps with a notional value of $1,475 million to manage a portion of our exposure to changes in interest rates associated with our $2,027 million of variable rate borrowings. Our interest rate swaps are as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$225	July 2012	February 2018
$200	January 2013	February 2018
$600	August 2015	August 2020
$450	November 2017	November 2022
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of$28 million at June 30, 2017.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2017 and for the three and six-month periods ended June 30, 2017 and 2016 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated August 3, 2017, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. One such case is PHH Corp. vs. Consumer Financial Protection Bureau, No. 15-1177. On October 11, 2016, a three-judge panel of the United States Court of Appeals for the D.C. Circuit issued a decision in that case addressing the constitutionality of the CFPB's structure as a single-Director independent agency where the CFPB Director can only be removed by the President of the U.S. for "cause" as well as various important RESPA issues, including that: (1) Section 8(c)(2) of RESPA (which permits “bona fide” payments for goods and services actually performed), remains a viable exception under RESPA and does not constitute a payment for a referral in violation of RESPA where the amount paid does not exceed the reasonable market value of the goods or services; (2) new CFPB interpretations of RESPA cannot be enforced on a retroactive basis where there is reliance on prior regulatory interpretations; and (3) the CFPB is bound by the three-year statute of limitations for government enforcement of RESPA. On February 16, 2017, the full D.C. Circuit Court of Appeals agreed to hear an appeal of the October 11, 2016 decision and vacated that decision pending the appeal. Oral arguments were held on May 24, 2017. A decision from the full D.C. Circuit Court is pending.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended June 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1 - 30, 2017	616,998	$29.35	616,998	$298,297,790
May 1 - 31, 2017	687,254	$30.50	687,254	$277,336,543
June 1 - 30, 2017 (2)	681,360	$30.72	681,360	$256,405,164
_______________

(1)	In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the

Company’s common stock. As of April 30, 2017, all of the capacity under this program had been utilized. In February 2017, our Board authorized a new share repurchase program of up to an additional $300 million of the Company's common stock. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

(2)	Includes 88,320 of shares purchased for which the trade date occurred in late June 2017 while settlement occurred in July 2017.
During the period July 1, 2017 through August 1, 2017, we repurchased an additional 0.5 million shares at a weighted average market price of $33.14. Giving effect to these repurchases, we had approximately $241 million of remaining capacity authorized under the February 2017 share repurchase program as of August 1, 2017.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 3, 2017
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 3, 2017
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1*	Supplemental Indenture No. 8 dated as of June 26, 2017 to the 4.500% Senior Note Indenture.

4.2*	Supplemental Indenture No. 2 dated as of June 26, 2017 to the 4.875% Senior Note Indenture.

4.3*	Supplemental Indenture No. 5 dated as of June 26, 2017 to the 5.250% Senior Note Indenture.

10.1
Tenth Omnibus Amendment, dated as of June 9, 2017, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 13, 2017).

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