Form 10-Q
period 2017-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2017-11-03
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 134,616,566 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of November 1, 2017.
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

◦
legislative, tax or regulatory changes (including changes in regulatory interpretations or enforcement practices) that would adversely impact the residential real estate market, including changes relating to the Real Estate Settlement Procedures Act ("RESPA"), potential reforms of Fannie Mae and Freddie Mac, immigration reform, and potential tax code reform (including reforms related to the deductibility of home mortgage interest or state, local and property taxes);

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

•
increased competition whether through traditional competitors, other industry participants or competitors with alternative business models (such as flat fee, capped fee or desk fee models) including companies employing technologies intended to disrupt the traditional brokerage model, as well as eliminating brokers or agents from, or minimizing the role they play in, the homesale transaction, such as reducing brokerage commissions, and companies otherwise competing for a portion of gross commission income;

•
competition for more productive sales associates, sales associate teams, and manager talent will continue to impact the ability of our company owned brokerage business and our affiliated franchisees to attract and retain independent sales associates, either individually or as members of a team, and will result in continuing pressure on the commission split rates paid by our company owned brokerages and our affiliated franchisees;

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

•	the lack of revenue growth or declining profitability of our franchisees and company owned brokerage operations, including the impact of lower average broker commission rates;

•	disputes or issues with entities that license us their tradenames for use in our business or events that negatively impact their brands that could impede our franchising of those brands;

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

•	risks and growing costs related to cybersecurity threats to our data and customer, franchisee, employee and independent sales associate data, including but not limited to:

◦
the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software, zero day threats, or other events related to our critical information technologies and systems;

◦
the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data exfiltration, fraud or malicious acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our officers, employees and franchisee and company owned brokerage sales associates and their customers (including via systems not directly controlled by us); and

◦
the reputational or financial risks associated with a loss of data or material data breach (including unauthorized access to our proprietary business information or personal information of our customers, employees and independent sales associates), the transmission of computer malware, or the diversion of homesale transaction closing funds;

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

•	risks relating to the unfavorable impact on homesale activity due to severe weather events or natural disasters;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
November 3, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC:
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying condensed consolidated interim financial information for it to be in conformity with accounting principles generally accepted in the United States of America.

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2016, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2016, is fairly stated in all material respects in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, NJ
November 3, 2017

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues
Gross commission income	$1,250	$1,211	$3,505	$3,288
Service revenue	261	273	710	715
Franchise fees	111	107	296	280
Other	52	53	159	157
Net revenues	1,674	1,644	4,670	4,440
Expenses
Commission and other agent-related costs	887	834	2,462	2,256
Operating	394	400	1,162	1,158
Marketing	63	58	195	181
General and administrative	82	78	269	234
Former parent legacy cost (benefit), net	1	—	(10)	1
Restructuring costs	2	9	9	30
Depreciation and amortization	50	53	149	149
Interest expense, net	41	37	127	169
Loss on the early extinguishment of debt	1	—	5	—
Other income, net	—	(1)	—	(1)
Total expenses	1,521	1,468	4,368	4,177
Income before income taxes, equity in earnings and noncontrolling interests	153	176	302	263
Income tax expense	67	74	131	114
Equity in earnings of unconsolidated entities	(10)	(5)	(7)	(10)
Net income	96	107	178	159
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Net income attributable to Realogy Holdings and Realogy Group	$95	$106	$176	$156

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.70	$0.74	$1.28	$1.07
Diluted earnings per share	$0.69	$0.73	$1.26	$1.06
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	136.1	144.0	137.8	145.4
Diluted	138.1	145.1	139.4	146.6

Cash dividends declared per share (beginning in August 2016)	$0.09	$0.09	$0.27	$0.09

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$96	$107	$178	$159
Currency translation adjustment	1	—	3	(3)
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	1	—	1	1
Other comprehensive income (loss), before tax	2	—	4	(2)
Income tax expense related to items of other comprehensive income	1	1	1	1
Other comprehensive income (loss), net of tax	1	(1)	3	(3)
Comprehensive income	97	106	181	156
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(3)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$96	$105	$179	$153

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2017	December 31, 2016

ASSETS
Current assets:
Cash and cash equivalents	$348	$274
Trade receivables (net of allowance for doubtful accounts of $10 and $13)	166	152
Relocation receivables	275	244
Other current assets	153	148
Total current assets	942	818
Property and equipment, net	272	267
Goodwill	3,704	3,690
Trademarks	748	748
Franchise agreements, net	1,311	1,361
Other intangibles, net	291	313
Other non-current assets	253	224
Total assets	$7,521	$7,421
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$152	$140
Securitization obligations	234	205
Due to former parent	18	28
Current portion of long-term debt	242	242
Accrued expenses and other current liabilities	442	435
Total current liabilities	1,088	1,050
Long-term debt	3,234	3,265
Deferred income taxes	518	389
Other non-current liabilities	216	248
Total liabilities	5,056	4,952
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2017 and December 31, 2016	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 135,180,292 shares issued and outstanding at September 30, 2017 and 140,227,692 shares issued and outstanding at December 31, 2016	1	1
Additional paid-in capital	5,383	5,565
Accumulated deficit	(2,886)	(3,062)
Accumulated other comprehensive loss	(37)	(40)
Total stockholders' equity	2,461	2,464
Noncontrolling interests	4	5
Total equity	2,465	2,469
Total liabilities and equity	$7,521	$7,421

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2017	2016
Operating Activities
Net income	$178	$159
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	149	149
Deferred income taxes	129	98
Amortization of deferred financing costs and discount	12	12
Noncash portion of loss on early extinguishment of debt	4	—
Equity in earnings of unconsolidated entities	(7)	(10)
Stock-based compensation	38	39
Mark-to-market adjustments on derivatives	6	39
Other adjustments to net income	(2)	(4)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(13)	(29)
Relocation receivables	(30)	(14)
Other assets	(33)	(20)
Accounts payable, accrued expenses and other liabilities	10	(5)
Due to former parent	(10)	1
Dividends received from unconsolidated entities	24	5
Other, net	(11)	(9)
Net cash provided by operating activities	444	411
Investing Activities
Property and equipment additions	(69)	(61)
Payments for acquisitions, net of cash acquired	(13)	(95)
Investment in unconsolidated entities	(34)	—
Change in restricted cash	3	(2)
Other, net	17	(5)
Net cash used in investing activities	(96)	(163)
Financing Activities
Net change in revolving credit facility	(10)	(45)
Proceeds from issuance of Term Loan A-1	—	355
Repayment of amended Term Loan B facility	—	(758)
Amortization payments on term loan facilities	(31)	(31)
Proceeds from issuance of Senior Notes	—	750
Redemption of Senior Notes	—	(500)
Net change in securitization obligations	29	9
Debt issuance costs	(6)	(15)
Repurchase of common stock	(180)	(134)
Dividends paid on common stock	(37)	(13)
Proceeds from exercise of stock options	7	1
Taxes paid related to net share settlement for stock-based compensation	(11)	(6)
Payments of contingent consideration related to acquisitions	(18)	(23)
Other, net	(19)	(28)
Net cash used in financing activities	(276)	(438)
Effect of changes in exchange rates on cash and cash equivalents	2	(1)
Net increase (decrease) in cash and cash equivalents	74	(191)
Cash and cash equivalents, beginning of period	274	415
Cash and cash equivalents, end of period	$348	$224
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $5 for both periods presented)	$111	$117
Income tax payments, net	10	13

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of September 30, 2017 and the results of operations and comprehensive income for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016. The Consolidated Balance Sheet at December 31, 2016 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2016.
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
The following table summarizes fair value measurements by level at September 30, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Interest rate swaps (included in other current and non-current liabilities)	$—	$24	$—	$24
Deferred compensation plan assets (included in other non-current assets)	3	—	—	3
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and non-current liabilities)	—	—	33	33
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2016	$50
Additions: contingent consideration related to acquisitions completed during the period	3
Reductions: payments of contingent consideration (reflected in the financing section of the Consolidated Statement of Cash Flows)	(18)
Changes in fair value (reflected in the Consolidated Statement of Operations)	(2)
Fair value of contingent consideration at September 30, 2017	$33

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2017		December 31, 2016
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$190	$190	$200	$200
Term Loan B	1,086	1,092	1,094	1,100
Term Loan A Facility:
Term Loan A	397	398	413	414
Term Loan A-1	344	345	351	351
4.50% Senior Notes	450	462	450	461
5.25% Senior Notes	550	573	550	562
4.875% Senior Notes	500	514	500	483
Securitization obligations	234	234	205	205
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level II.
Investment in Mortgage Origination Ventures
The Company owns 49.9% of PHH Home Loans, a mortgage origination venture formed in 2005 created for the purpose of originating and selling mortgage loans primarily sourced through the Company’s real estate brokerage and relocation businesses. PHH Corporation ("PHH") owns the remaining percentage. On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) agreed to form a new mortgage origination venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which began doing business in August 2017. Guaranteed Rate owns a controlling 50.1% stake of Guaranteed Rate Affinity while Realogy owns 49.9%. Guaranteed Rate has responsibility for the oversight of the officers and senior employees of Guaranteed Rate Affinity who are designated to manage Guaranteed Rate Affinity.
In accordance with the asset purchase agreement, Guaranteed Rate Affinity is acquiring certain assets of the mortgage operations of PHH Home Loans, including its four regional centers and employees across the United States, but not its mortgage assets. The asset purchase agreement and the movement of employees from the existing joint venture to the new joint venture is expected to be completed in a series of five phases. The first two phases were completed in the third quarter of 2017 and in October the third phase was completed. The remaining two phases are expected to be completed in the fourth quarter of 2017. While the equity earnings related to PHH Home Loans are included in the financial results of the Company Owned Real Estate Brokerage Services segment, the equity earnings related to Guaranteed Rate Affinity are included in the financial results of the Title and Settlement Services segment.
At September 30, 2017 and December 31, 2016, the Company had various equity method investments aggregating $85 million and $66 million, respectively. The Company's investment in PHH Home Loans was $46 million at September 30, 2017 and $59 million at December 31, 2016. The Company's investment in Guaranteed Rate Affinity was $31 million at September 30, 2017.
For the third quarter of 2017, the Company recorded equity earnings of $10 million which consisted of $14 million of earnings from the sale of the first two phases of PHH Home Loans' assets to Guaranteed Rate Affinity, partially offset by $2 million of exit costs. In addition, there was a $2 million loss from equity method investments at the Title and Settlement Services segment primarily related to costs associated with the start up of operations of Guaranteed Rate Affinity, including $1 million of amortization of intangible assets recorded in purchase accounting. For the third quarter of 2016, the Company recorded equity earnings of $5 million of which $4 million related to its investment in PHH Home Loans.
For the nine months ended September 30, 2017, the Company recorded equity earnings of $7 million which consisted of $14 million of earnings from the sale of the first two phases of PHH Home Loans' assets to Guaranteed Rate Affinity, partially offset by $5 million of exit costs and losses of $1 million from the continuing operations results of PHH Home Loans. In addition, there was a $1 million loss from equity method investments at the Title and Settlement Services segment primarily related to costs associated with the start up of operations of Guaranteed Rate Affinity, including $1 million of amortization of intangible assets recorded in purchase accounting. For the nine months ended September 30, 2016, the Company recorded equity earnings of $10 million of which $7 million related to its investment in PHH Home Loans.
The Company received $24 million and $5 million in cash dividends, primarily from PHH Home Loans, during the nine months ended September 30, 2017 and 2016, respectively. The Company invested $34 million into Guaranteed Rate Affinity during the nine months ended September 30, 2017.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was an expense of $67 million and $74 million for the three months ended September 30, 2017 and 2016, respectively, and an expense of $131 million and $114 million for the nine months ended September 30, 2017 and 2016, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, British Pound, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2017, the Company had outstanding foreign currency forward contracts in an asset position with a fair value of less than $1 million and a notional value of $32 million. As of December 31, 2016, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of $2 million and a notional value of $29 million.
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
The fair value of derivative instruments was as follows:

Liability Derivatives		Fair Value
Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swap contracts	Other current and non-current liabilities	$24	$33
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2017	2016	2017	2016
Interest rate swap contracts	Interest expense	$—	$(5)	$4	$40
Foreign exchange contracts	Operating expense	1	(1)	2	(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $4 million and $7 million at

September 30, 2017 and December 31, 2016, respectively, and are primarily included within other current assets on the Company’s Condensed Consolidated Balance Sheets.
Supplemental Cash Flow Information
Significant non-cash transactions during the nine months ended September 30, 2017 and 2016 included capital lease additions of $13 million and $10 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
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
As of September 30, 2017, the Company had repurchased and retired 13 million shares of common stock for an aggregate of $275 million under the February 2016 share repurchase program and $102 million under the February 2017 share repurchase program at a total weighted average market price of $29.07 per share, including 1.8 million shares of common stock repurchased during the third quarter of 2017 for $58 million at a weighted average market price of $33.83 per share. As of September 30, 2017, approximately $198 million of authorization remains available for the repurchase of shares under the February 2017 share repurchase program.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. The Board declared and paid a quarterly cash dividend of $0.09 per share of the Company’s common stock during each of the first, second and third quarters of 2017.
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
2017 Acquisitions
During the nine months ended September 30, 2017, the Company acquired eleven real estate brokerage operations through its wholly owned subsidiary, NRT, for aggregate cash consideration of $6 million and established $1 million of contingent consideration. These acquisitions resulted in goodwill of $5 million, pendings and listings of $1 million and other intangibles of $1 million.
During the nine months ended September 30, 2017, the Company acquired one title and settlement operation through its wholly owned subsidiary, TRG, for cash consideration of $7 million and established $2 million of contingent consideration. This acquisition resulted in goodwill of $8 million and pendings of $1 million.
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

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2016	$3,315	$1,051	$641	$469	$5,476
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2016	2,292	893	360	145	3,690
Goodwill acquired	—	6	—	8	14
Balance at September 30, 2017	$2,292	$899	$360	$153	$3,704
Intangible assets are as follows:

	As of September 30, 2017			As of December 31, 2016
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$708	$1,311	$2,019	$658	$1,361
Indefinite life—Trademarks (b)	$748		$748	$748		$748
Other Intangibles
Amortizable—License agreements (c)	$45	$10	$35	$45	$9	$36
Amortizable—Customer relationships (d)	550	330	220	550	312	238
Indefinite life—Title plant shares (e)	18		18	18		18
Amortizable—Pendings and listings (f)	2	1	1	6	5	1
Amortizable—Other (g)	33	16	17	33	13	20
Total Other Intangibles	$648	$357	$291	$652	$339	$313
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

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Franchise agreements	$16	$16	$50	$50
License agreements	1	—	1	1
Customer relationships	5	7	18	20
Pendings and listings	2	7	3	9
Other	1	1	4	4
Total	$25	$31	$76	$84
Based on the Company’s amortizable intangible assets as of September 30, 2017, the Company expects related amortization expense for the remainder of 2017, the four succeeding years and thereafter to be approximately $25 million, $97 million, $97 million, $95 million, $92 million and $1,178 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2017	December 31, 2016
Accrued payroll and related employee costs	$123	$138
Accrued volume incentives	38	40
Accrued commissions	41	31
Restructuring accruals	7	14
Deferred income	60	69
Accrued interest	31	13
Contingent consideration for acquisitions	23	24
Other	119	106
Total accrued expenses and other current liabilities	$442	$435
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2017	December 31, 2016
Senior Secured Credit Facility:
Revolving Credit Facility	$190	$200
Term Loan B	1,065	1,069
Term Loan A Facility:
Term Loan A	395	411
Term Loan A-1	341	347
4.50% Senior Notes	443	439
5.25% Senior Notes	546	545
4.875% Senior Notes	496	496
Total Short-Term & Long-Term Debt	$3,476	$3,507
Securitization obligations:
Apple Ridge Funding LLC	$223	$192
Cartus Financing Limited	11	13
Total securitization obligations	$234	$205
Indebtedness Table
As of September 30, 2017, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$190	$ *	$190
Term Loan B	(3)	July 2022	1,086	21	1,065
Term Loan A Facility:
Term Loan A	(4)	October 2020	397	2	395
Term Loan A-1	(5)	July 2021	344	3	341
Senior Notes	4.50%	April 2019	450	7	443
Senior Notes	5.25%	December 2021	550	4	546
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2018	223	*	223
Cartus Financing Limited (8)		August 2018	11	*	11
Total (9)			$3,751	$41	$3,710

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of September 30, 2017, the Company had $1,050 million of borrowing capacity under its Revolving Credit Facility, leaving $860 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. On November 1, 2017, the Company had $70 million in outstanding borrowings under the Revolving Credit Facility, leaving $980 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2017 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2017.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2017.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2017.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)
In June 2017, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2018. As of September 30, 2017, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $102 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2017, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $9 million of available capacity. In September 2017, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2018.

(9)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $74 million with $71 million utilized at a weighted average rate of 3.24% at September 30, 2017.
Maturities Table
As of September 30, 2017, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2017 and each of the next four years is as follows:

Year	Amount
Remaining 2017 (a)	$200
2018	57
2019	527
2020	357
2021	837
_______________

(a)
The current portion of long-term debt consists of remaining 2017 amortization payments totaling $5 million, $2 million and $3 million for the Term Loan A, Term Loan A-1 and Term Loan B facilities, respectively, as well as $190 million of revolver borrowings under the revolving credit facility which expires in October 2020, but are classified on the balance sheet as current due to the revolving nature of the facility.

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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At September 30, 2017, Realogy Group was in compliance with the senior secured leverage ratio covenant.
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
In July 2016, Realogy Group entered into a first amendment to the Term Loan A senior secured credit agreement. Under the amendment, the Company issued the Term Loan A-1 in the amount of $355 million with a maturity date in July 2021 under its existing Term Loan A Facility and on terms substantially similar to its existing Term Loan A. The Term Loan A-1 provides for quarterly amortization payments totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, which commenced September 30, 2016 continuing through June 30, 2021.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. At September 30, 2017, the capacity of the facility was $74 million with $71 million being utilized and at December 31, 2016, the capacity of the facility was $131 million with $127 million being utilized. In August 2017, the standby irrevocable letter of credit, which was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities, was terminated as a result of the resolution of a Cendant legacy tax matter, reducing the capacity and outstanding letters of credit under the Unsecured Letter of Credit Facility. The facility's expiration dates are as follows:

Capacity (in millions)	Expiration Date
$8	September 2018
$66	December 2019

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
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2017, Realogy Group extended the program until June 2018. The program has a capacity of $325 million. At September 30, 2017, Realogy Group had $223 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility. In September 2017, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2018. There were $11 million of outstanding borrowings on the facilities at September 30, 2017. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $259 million and $238 million of underlying relocation receivables and other related relocation assets at September 30, 2017 and December 31, 2016, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million for the three months ended September 30, 2017 and 2016 and $5 million for the nine months ended September 30, 2017 and 2016. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.3% and 2.5% for the nine months ended September 30, 2017 and 2016, respectively.
Loss on the Early Extinguishment of Debt
As a result of the refinancing transaction in January of 2017 and reduction of the Unsecured Letter of Credit Facility in September of 2017, the Company recorded losses on the early extinguishment of debt of $5 million during the nine months ended September 30, 2017.

6.	RESTRUCTURING COSTS
Restructuring charges were $2 million and $9 million for the three and nine months ended September 30, 2017, respectively, and $9 million and $30 million for the three and nine months ended September 30, 2016, respectively. The components of the restructuring charges for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Personnel-related costs (1)	$1	$6	$7	$17
Facility-related costs (2)	—	2	1	7
Accelerated depreciation on asset disposals	—	1	—	1
Other restructuring costs (3)	1	—	1	5
Total restructuring charges	$2	$9	$9	$30
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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
The following is a reconciliation of the beginning and ending restructuring reserve balances for the Business Optimization Initiative:

	Personnel-related costs	Facility-related costs	Accelerated depreciation on asset disposal	Other restructuring costs	Total
Balance at December 31, 2016	$9	$7	$—	$—	$16
Restructuring charges	7	1	—	1	9
Costs paid or otherwise settled	(12)	(5)	—	(1)	(18)
Balance at September 30, 2017	$4	$3	$—	$—	$7
The following table shows the total restructuring costs expected to be incurred by type of cost for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$32	$32	$—
Facility-related costs	16	14	2
Accelerated depreciation related to asset disposals	2	1	1
Other restructuring costs	12	11	1
Total	$62	$58	$4

The following table shows the total restructuring costs expected to be incurred by reportable segment for the Business Optimization Initiative:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$5	$5	$—
Company Owned Real Estate Brokerage Services	37	35	2
Relocation Services	5	5	—
Title and Settlement Services	1	1	—
Corporate and Other	14	12	2
Total	$62	$58	$4

7.	STOCK-BASED COMPENSATION
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
Awards granted under the Amended and Restated 2012 LTIP utilizing the additional 9.8 million share reserve, except options and stock appreciation rights, must be counted against the foregoing share limit on a 2.22 share to one basis for each share actually granted in connection with such award. As of September 30, 2017, the total number of shares available for future grants under the Amended and Restated 2012 LTIP was approximately 3 million shares. The Company does not expect to issue any additional awards under the 2007 Stock Incentive Plan.
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

2017 RTSR PSU
Weighted average grant date fair value	$27.98
Weighted average expected volatility	29.0%
Weighted average volatility of XHB	18.4%
Weighted average correlation coefficient	0.53
Weighted average risk-free interest rate	1.5%
Weighted average dividend yield	—
A summary of RSU activity for the nine months ended September 30, 2017 is presented below (number of shares in millions):

	Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	1.4	$37.53
Granted	1.1	28.22
Vested (a)	(0.6)	39.56
Forfeited	(0.1)	30.82
Unvested at September 30, 2017	1.8	$31.34
______________

(a)	The total fair value of RSUs which vested during the nine months ended September 30, 2017 was $26 million.
A summary of PSU activity for the nine months ended September 30, 2017 is presented below (number of shares in millions):

	Performance Share Units (a)	Weighted Average Grant Date Fair Value
Unvested at January 1, 2017	1.0	$36.66
Granted	0.7	27.70
Vested	—	—
Forfeited	—	—
Unvested at September 30, 2017	1.7	$32.71
______________

(a)	The PSU amounts in the table are shown at the target amount of the award.

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

2017 Options
Weighted average grant date fair value	$8.00
Weighted average expected volatility	30.7%
Weighted average expected term (years)	6.25
Weighted average risk-free interest rate	2.1%
Weighted average dividend yield	1.3%
A summary of stock option unit activity for the nine months ended September 30, 2017 is presented below (number of shares in millions):

	Options	Weighted Average Exercise Price
Outstanding at January 1, 2017	3.3	$31.69
Granted	0.4	27.56
Exercised (a) (b)	(0.3)	23.77
Forfeited/Expired	—	—
Outstanding at September 30, 2017 (c)	3.4	$31.52
______________

(a)	The intrinsic value of options exercised during the nine months ended September 30, 2017 was $2 million.

(b)	Cash received from options exercised during the nine months ended September 30, 2017 was $7 million.

(c)	Options outstanding at September 30, 2017 have an intrinsic value of $6 million and have a weighted average remaining contractual life of 5.8 years.
Stock-Based Compensation Expense
As of September 30, 2017, based on current performance achievement expectations, there was $45 million of unrecognized compensation cost related to incentive equity awards under the plans which will be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.2 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $12 million and $38 million for the three and nine months ended September 30, 2017, respectively, and $14 million and $39 million for the three and nine months ended September 30, 2016, respectively.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2017	2016	2017	2016
Net income attributable to Realogy Holdings shareholders	$95	$106	$176	$156
Basic weighted average shares	136.1	144.0	137.8	145.4
Stock options, restricted stock units and performance share units (a)	2.0	1.1	1.6	1.2
Weighted average diluted shares	138.1	145.1	139.4	146.6
Earnings Per Share:
Basic	$0.70	$0.74	$1.28	$1.07
Diluted	$0.69	$0.73	$1.26	$1.06
_______________

(a)
The three and nine months ended September 30, 2017 respectively exclude 4.9 million and 5.3 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three and nine months ended September 30, 2016 respectively exclude 5.2 million and 5.1 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.

In the third quarter of 2017, the Company repurchased and retired 1.8 million shares of common stock for $58 million at a weighted average market price of $33.83 per share. For the nine months ended September 30, 2017, the Company repurchased and retired 5.9 million shares of common stock for $178 million at a weighted average market price of $30.40 per share. The shares repurchased include 77,900 shares for which the trade date occurred in late September 2017 while settlement occurred in October 2017. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by current or former franchisees that franchise agreements were breached including improper terminations;

•	concerning claims for alleged RESPA or state real estate law violations including but not limited to claims challenging the validity of sales associates indemnification, and administrative fees;

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
Real Estate Business Litigation
Dodge, et al. v. PHH Corporation, et al., formerly captioned Strader, et al. and Hall v. PHH Corporation, et al.  (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  Plaintiffs seek to represent two subclasses comprised of all persons in the United States who, since January 31, 2005, (1) obtained a RESPA-covered mortgage loan from either (a) PHH Home Loans, LLC or one of its subsidiaries, or (b) one of the mortgage services managed by PHH Corporation for other lenders, and (2) paid a fee for title insurance or settlement services to TRG or one of its subsidiaries.  Plaintiffs allege, among other things, that PHH Home Loans, LLC operates in violation of RESPA and that the other defendants violate RESPA by referring business to one another under agreements or arrangements.  Plaintiffs seek treble damages and an award of attorneys’ fees, costs and disbursements.  On May 19, 2017, the parties held a mediation session, at which they agreed in principle to a settlement of the action, pursuant to which the Company would pay approximately $8 million (or one-half of the settlement). As a result, the Company accrued $8 million in the second quarter of 2017 and the liability is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. On July 31, 2017, the fourth amended complaint was filed changing the named plaintiffs. At a hearing on the plaintiffs' motion for preliminary approval of the settlement held October 19, 2017, the Court indicated that if certain modest revisions are made to the settlement agreement and an amended motion for preliminary approval is filed by no later than November 3, 2017, the Court will grant preliminary approval to the settlement; however, there can be no assurance that the parties will reach a definitive settlement or that the Court will approve it.
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
Cendant Corporate Litigation
Realogy Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Realogy Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant or its subsidiaries, which are not primarily related to any of the respective businesses of Realogy Group, Wyndham Worldwide, Travelport and/or Cendant’s vehicle rental operations, in each case incurred or allegedly incurred on or prior to the date of the separation of Travelport from Cendant.
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
Transfer of Cendant Corporate Liabilities, Issuance of Guarantees to Cendant and Affiliates and Contingent Liability Letter of Credit
Realogy Group has certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which Realogy Group assumed and is generally responsible for 62.5%. Upon separation from Cendant, the liabilities assumed by Realogy Group were comprised of certain Cendant corporate liabilities which were recorded on the historical books of Cendant as well as additional liabilities which were established for guarantees issued at the date of Separation related to certain unresolved contingent matters that could arise during the guarantee period. Regarding the guarantees, if any of the companies responsible for all or a portion of such liabilities were to default in its payment of costs or expenses related to any such liability, Realogy Group would be responsible for a portion of the defaulting party or parties’ obligation. To the extent such recorded liabilities are in excess or are not adequate to cover the ultimate payment amounts, such excess or deficiency will be reflected in the results of operations in future periods.
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. The stated amount of the standby irrevocable letter of credit was subject to periodic adjustment to reflect the then current estimate of Cendant contingent and other liabilities. The standby irrevocable letter of credit terminates if (i) the Company’s senior unsecured credit rating is raised to BB by Standard and Poor’s or Ba2 by Moody’s or (ii) the aggregate value of the former parent contingent liabilities falls below $30 million.
The letter of credit was $53 million at December 31, 2016. With the resolution of a Cendant legacy tax matter in the third quarter of 2017, the aggregate value of the former parent contingent liabilities fell below $30 million to $18 million and therefore the standby irrevocable letter of credit was terminated in accordance with the agreement.
The due to former parent balance was $18 million and $28 million at September 30, 2017 and December 31, 2016, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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

Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $472 million at September 30, 2017 and $415 million at December 31, 2016. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Real Estate Franchise Services	$224	$215	$631	$593
Company Owned Real Estate Brokerage Services	1,267	1,231	3,556	3,340
Relocation Services	111	116	290	308
Title and Settlement Services	154	164	431	424
Corporate and Other (c)	(82)	(82)	(238)	(225)
Total Company	$1,674	$1,644	$4,670	$4,440

_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $82 million and $238 million for the three and nine months ended September 30, 2017, respectively, and $82 million and $225 million for the three and nine months ended September 30, 2016, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $11 million and $31 million for the three and nine months ended September 30, 2017, respectively, and $12 million and $33 million for the three and nine months ended September 30, 2016, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2017 (a)	2016 (b)	2017 (c)	2016 (d)
Real Estate Franchise Services	$159	$153	$427	$394
Company Owned Real Estate Brokerage Services	62	74	113	131
Relocation Services	37	40	65	74
Title and Settlement Services	21	23	49	49
Corporate and Other (e)	(25)	(20)	(70)	(60)
Total Company	$254	$270	$584	$588
Less:
Depreciation and amortization (f)	$51	$53	$150	$149
Interest expense, net	41	37	127	169
Income tax expense	67	74	131	114
Net income attributable to Realogy Holdings and Realogy Group	$95	$106	$176	$156
_______________

(a)
The three months ended September 30, 2017 includes a net cost of $1 million of former parent legacy items and $1 million related to the loss on the early extinguishment of debt in Corporate and Other, and restructuring charges of $2 million in the Company Owned Real Estate Brokerage Services segment.

(b)
The three months ended September 30, 2016 includes $9 million of restructuring charges as follows: $1 million in the Real Estate Franchise Services segment, $6 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $1 million in the Title and Settlement Services segment.

(c)
The nine months ended September 30, 2017 includes an $8 million expense related to the settlement of the Strader legal matter and $5 million related to the losses on the early extinguishment of debt, partially offset by a net benefit of $10 million of former parent legacy items in Corporate and Other, and $9 million of restructuring charges as follows: $8 million in the Company Owned Real Estate Brokerage Services segment and $1 million in the Real Estate Franchise Services segment.

(d)
The nine months ended September 30, 2016 includes $30 million of restructuring charges as follows: $4 million in the Real Estate Franchise Services segment, $15 million in the Company Owned Real Estate Brokerage Services segment, $4 million in the Relocation Services segment, $1 million in the Title and Settlement Services segment and $6 million in Corporate and Other, and a net cost of $1 million of former parent legacy items included in Corporate and Other.

(e)	Includes the elimination of transactions between segments.

(f)
Depreciation and amortization for both the three and nine months ended September 30, 2017 includes $1 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in earnings of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

11.	SUBSEQUENT EVENTS
On October 23, 2017, the Company announced that Ryan Schneider has been elected as President and Chief Operating Officer of the Company and appointed as a member of the Company’s Board of Directors. In accordance with the succession plan developed by the Board, Mr. Schneider is expected to be named Chief Executive Officer (the “CEO”) by December 31, 2017.
Upon the appointment of Mr. Schneider as CEO on or before December 31, 2017, Richard Smith, the Company’s Chairman and Chief Executive Officer, will retire from the Company and resign from the Board. The Company anticipates that Michael Williams, the Company’s Lead Independent Director, will be named Chairman of the Board upon the appointment of Mr. Schneider as CEO.
On October 23, 2017, the Company amended the employment agreement dated March 13, 2017 with Mr. Smith (the “Amended CEO Employment Agreement”). Under the Amended CEO Employment Agreement, Mr. Smith continues as the Company's CEO and Chairman of the Board until the earlier of (a) the Board appoints a new Chairman of the Board or a new CEO to assume these roles from Mr. Smith and (b) December 31, 2017 (the “Transition Date”). Upon the Transition Date, Mr. Smith’s employment with the Company will terminate and he will resign as an officer and director of the Company, which will be considered a termination by Mr. Smith with good reason under the terms of the Amended CEO Employment Agreement. As previously agreed under Mr. Smith's employment agreement, upon such a termination, subject to his continued compliance with his restrictive covenants and the execution and non-revocation of a release of claims, the Company will provide Mr. Smith with severance payments and benefits, including an amount equal to 2.4 times the sum of his annual base salary and target annual bonus, payable in 24 equal monthly installments (or $6 million).

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2017, our franchise systems had approximately 14,450 franchised and company owned offices and approximately 286,500 independent sales associates operating under our franchise and proprietary brands in the U.S. and 113 other countries and territories around the world, which included more than 780 of our company owned and operated brokerage offices with more than 50,000 independent sales associates.

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

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business with more than 780 owned and operated brokerage offices with more than 50,000 independent sales associates principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty® and Citi HabitatsSM brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also includes the Company's share of earnings for our PHH Home Loans venture, which is in the process of winding down as we transition to our new mortgage origination joint venture with Guaranteed Rate Affinity.

•
Relocation Services (known as Cartus®)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the individual's employer), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services. In addition, we provide home buying and selling assistance to members of affinity clients.

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title and settlement services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services business. This segment also includes the Company's share of earnings, including start-up costs, for our Guaranteed Rate Affinity venture.

RECENT DEVELOPMENTS
Leadership Succession Plan
On October 23, 2017, the Company announced that Ryan Schneider has been named President and Chief Operating Officer of the Company and appointed to the Board of Directors. Mr. Schneider is expected to be named Chief Executive Officer of the Company by December 31, 2017. Upon the appointment of Mr. Schneider as CEO on or before December 31, 2017, Richard Smith, the Company’s Chairman and Chief Executive Officer, will retire from the Company. The Company anticipates that Michael Williams, the Company’s Lead Independent Director, will be named Chairman of the Board upon the appointment of Mr. Schneider as CEO.

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
Consistent with this strategy, NRT has been placing, and will continue to place, an even greater focus on the quality of our services, including the development of tools to increase sales associate productivity, and the use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a focused strategy to recruit and retain high performing sales associates. In addition, there is an enhanced focus on the value proposition offered to independent sales associate teams. This strategic emphasis on recruitment and retention is driven by our overall goal to sustain or grow market share in various markets and ultimately improve the Company's overall profitability. While we have seen revenue improvements directly related to these initiatives, we have experienced and expect to continue to experience pressure on costs and margin from these initiatives.
Impact of Natural Disasters
In the third quarter of 2017, Hurricanes Harvey and Irma caused damage to residential and commercial property and infrastructure in Texas and Florida, which delayed the closing of homesale transactions. The hurricanes had an unfavorable impact on homesale transaction volume, title closing units and broker-to-broker referral fees during the third quarter of 2017 in the affected areas and are expected to have a similar unfavorable impact in the fourth quarter of 2017.
In October 2017, several catastrophic wildfires occurred in Northern California. We are assessing the impact of these wildfires, which we currently do not expect will have a material impact on our results of operations in the fourth quarter of 2017.
Although our segments operate in the affected regions as noted above, we did not incur significant damage to our office locations related to the hurricanes and have not incurred any significant damage to our office locations as a result of the wildfires and we believe we have adequate insurance coverage to protect our property losses.
New Mortgage Origination Joint Venture
On February 15, 2017, Realogy announced that it and Guaranteed Rate, Inc. (“Guaranteed Rate”) agreed to form a new mortgage origination joint venture, Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"), which began doing business in August 2017. In accordance with the asset purchase agreement, Guaranteed Rate Affinity is acquiring certain assets of the mortgage operations of PHH Home Loans, the existing joint venture between Realogy and PHH Mortgage Corporation, including its four regional centers and employees across the United States, but not its mortgage assets.
Following completion of the transactions under the asset purchase agreement, Guaranteed Rate Affinity will originate and market its mortgage lending services to Realogy’s real estate brokerage and relocation subsidiaries as well as other real estate brokerage and relocation companies across the country. Guaranteed Rate owns a controlling 50.1% stake of Guaranteed Rate Affinity and Realogy owns 49.9%. Guaranteed Rate will have responsibility for the oversight of the officers and senior employees of Guaranteed Rate Affinity who are designated to manage Guaranteed Rate Affinity.
The asset purchase agreement and the movement of employees from the existing joint venture to the new joint venture is being completed in a series of five phases. The first two phases were completed in the third quarter of 2017 and in October the third phase was completed. The remaining two phases are expected to be completed in the fourth quarter of 2017. After giving effect to the establishment of Guaranteed Rate Affinity and the liquidation of Realogy's interest in PHH Home Loans in early 2018, the Company expects to realize net cash proceeds of approximately $20 million. There can be no assurance that all of the transactions contemplated by the asset purchase agreement will be consummated in a timely manner or at all or that the Company will receive the cash it expects from the wind down of the existing joint venture and the establishment of the new joint venture. The equity earnings related to Guaranteed Rate Affinity will be included in the financial results of our Title and Settlement Services segment.

Return of Capital to Stockholders
During the third quarter of 2017, the Company repurchased and retired 1.8 million shares of common stock for $58 million at a weighted average market price of $33.83 per share. Since beginning the repurchase of the Company's common stock in February 2016, the Company has repurchased a total of 13 million shares at a weighted average market price of $29.07 per share through September 30, 2017. As of September 30, 2017, approximately $198 million of authorization remains available for the repurchase of shares under the February 2017 share repurchase program.
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
During the third quarter of 2017, the Board declared and paid a quarterly cash dividend of $0.09 per share of the Company’s common stock.
CURRENT INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the first nine months of 2017, homesale transaction volume increased 6% due to a 5% increase in the average homesale price and a 1% increase in the number of homesale transactions. The higher increase in the average homesale price relative to the increase in homesale transactions is a function of high demand against a limited supply of homes for sale. RFG and NRT homesale transaction volume on a combined basis increased 7% in the first nine months of 2017. NRT experienced a 2% increase in existing homesale transactions and a 6% increase in average homesale price while RFG experienced a 1% increase in existing homesale transactions and a 6% increase in average homesale price.
Recruitment and retention of independent sales associates and independent sales associate teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Competition for independent sales associates in our industry, including within our franchise system, is high, in particular with respect to more productive sales associates. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales associates, notwithstanding the growing influence of internet-generated leads. Competition for independent sales associates is generally subject to numerous factors, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales associates), other expenses of independent sales associates, leads or business opportunities generated for the independent sales associate from the brokerage, independent sales associates' perception of the value of the broker's brand affiliation, marketing and advertising efforts by the brokerage, the office manager, staff and fellow independent sales associates with whom they collaborate daily and technology, continuing professional education, and other services provided by the brokerage. We believe that the influence of independent sales associates and independent sales associate teams has increased during the past five years and, together with the increasing competition from other brokerages, has negatively impacted the recruitment and retention of independent sales associates and put pressure on commission rate splits. These factors may also put pressure on RFG's net effective royalty rate as the economics for agents and agent teams change. At NRT, we continue to focus on our growth initiatives, specifically our recruiting programs and the focus on strengthening the sales agent value proposition. The new targeted recruiting initiatives that we introduced in late 2016 have enabled us to mitigate prior declines in market share through the addition of high performing NRT independent sales associates. While these recruiting and retention initiatives have increased our commission expense, we expect these initiatives will improve our operating results over the longer term and will continue to positively impact our market share trend.
As reported by NAR, the housing affordability index has continued to be at historically favorable levels, despite the increases in the average homesale price over the past several years. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. The composite housing affordability index was 150 for August 2017 and 165 for 2016. The housing affordability index remains significantly higher than the average of 127 for the period from 1970 through 2016.
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgages averaged 3.7% for 2016 and the rate at September 30, 2017 was 3.8%. Although mortgage rates have increased 30 basis points to 3.8% as of September 30, 2017 from 3.5% as of September 2016, they continue to be at low levels by historical standards. While this increase adversely impacts housing affordability, we believe that rising wages, improving consumer confidence and a continuation of low inventory levels for the mainstream housing market will result in continued favorable demand conditions and existing homesale volume growth. To the extent that mortgage rates increase, consumers continue to have financing alternatives such as adjustable rate mortgages or shorter term mortgages which can be utilized to obtain a lower mortgage rate than a 30-year fixed-rate mortgage.
Partially offsetting the positive impact of historically favorable affordability and mortgage rates are low housing inventory levels, which have been in decline over the past several years. According to NAR, the inventory of existing homes for sale in the U.S. was 1.9 million and 2.0 million at the end of September 2017 and September 2016, respectively. The September 2017 inventory represents a national average supply of 4.2 months at the current homesales pace which is significantly below the 6.1 month 25-year average as of December 31, 2016. The national average supply at the then-current homesales pace for September 2016, 2015 and 2014 was 4.5 months, 4.8 months and 5.4 months, respectively.
Additional offsetting factors include the ongoing rise in home prices, conservative mortgage underwriting standards and certain homeowners having limited or negative equity in homes. Mortgage credit conditions tightened significantly during the recent housing downturn, with banks limiting credit availability to more creditworthy borrowers and requiring larger down payments, stricter appraisal standards, and more extensive mortgage documentation. Although mortgage credit conditions appear to be easing, mortgages remain less available to some borrowers and it frequently takes longer to close a homesale transaction due to current mortgage and underwriting requirements.
Existing Homesales
According to NAR, existing homesale transactions for 2016 increased to 5.5 million homes, or up 4%, compared to 2015, while homesale transactions increased 2% on a combined basis for RFG and NRT.
For the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, compared to the same periods in 2016, NAR existing homesale transactions were 1.1 million, 1.6 million and 1.5 million homes, or up 5%, up 2% and down 2%, respectively. For the periods above, RFG and NRT homesale transactions on a combined basis increased 3%, increased 1% and decreased 1%, respectively, compared to the same periods in 2016. During the first nine months of the year, the number of homesale transactions for RFG and NRT has continued to be challenged by inventory constraints, however for NRT there has been a shift from stabilization to growth in the high end of the housing market. The annual and quarterly year-over-year trends in homesale transactions are as follows:

			2017 vs. 2016
Number of Existing Homesales	Full Year 2016 vs. 2015		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2017 vs. 2016
Industry
NAR	4%	(a)	5%	(a)	2%	(a)	(2%)	(a)	(4%)	(b)	—%	(b)
Fannie Mae (c)	4%		5%		2%		(2%)		(5%)		—%
Realogy
RFG and NRT Combined	2%		3%		1%		(1%)
RFG	3%		3%		1%		(1%)
NRT	—%		4%		3%		—%
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to increase 7% in 2018 while Fannie Mae is forecasting an increase in existing homesale transactions of 2% in 2018.
Existing Homesale Price
In 2016, NAR existing homesale average price increased 4% compared to the same period in 2015, while average homesale price increased 2% on a combined basis for RFG and NRT.

For the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017, compared to the same periods in 2016, NAR existing homesale average price increased 5%, 5% and 4%, respectively. For the periods above, RFG and NRT average homesale price on a combined basis increased 5%, 7%, and 6%, respectively, compared to the same periods in 2016. The combined average homesale price increase was due to the increase in homesale transactions at the high end of the markets served by NRT and RFG. Both RFG and NRT homesale price also improved as a result of increased demand due to the continuation of constrained inventory levels. The annual and quarterly year-over-year trends in the price of homes are as follows:

			2017 vs. 2016
Price of Existing Homes	Full Year 2016 vs. 2015		First Quarter		Second Quarter		Third Quarter		Fourth Quarter Forecast		Full Year Forecast 2017 vs. 2016
Industry
NAR	4%	(a)	5%	(a)	5%	(a)	4%	(a)	5%	(b)	6%	(b)
Fannie Mae (c)	5%		7%		6%		6%		6%		6%
Realogy
RFG and NRT Combined	2%		5%		7%		6%
RFG	3%		6%		6%		6%
NRT	—%		3%		9%		4%

_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are both forecasting an increase in median existing homesale price of 5% in 2018 compared to 2017.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, most of these factors are generally trending favorably. Factors that may negatively affect continued growth in the housing industry include:

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	continued insufficient inventory levels and lack of building of new housing leading to lower unit sales;

•	changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase homes;

•	potential homebuyers with a low credit rating or inability to afford down payments;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	reduced affordability of homes;

•	economic stagnation or contraction in the U.S. economy;

•	a decline in home ownership levels in the U.S.;

•	geopolitical and economic instability; and

•
legislative or regulatory reform, including but not limited to reform that adversely impacts the financing of the U.S. housing market or amends the Internal Revenue Code in a manner that negatively impacts home ownership such as reform that reduces the amount that certain taxpayers would be allowed to deduct for home mortgage interest or state, local and property taxes.

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
While NRT has historically compensated its independent sales associates using a traditional model, utilizing elements of other models depending upon the geographic market, we are placing an even greater focus on the quality of our services and use of financial incentives to strengthen our recruiting and retention of independent sales associates and teams. These actions include a more aggressive strategy to recruit and retain high performing sales associates. In addition, there is an enhanced focus on the value proposition offered to independent sales associate teams. This strategic emphasis on recruitment and retention is driven by our overall goal to sustain or grow market share in various markets and ultimately improve the Company's overall profitability. While we have seen revenue improvements directly related to these initiatives, we have experienced and expect to continue to experience pressure on costs and margin from these initiatives.
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
The following table presents our drivers for the three and nine months ended September 30, 2017 and 2016. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017	2016	% Change		2017	2016	% Change
RFG (a)
Closed homesale sides	318,961	323,176	(1%)		866,956	861,254	1%
Average homesale price	$292,000	$275,325	6%		$287,558	$270,669	6%
Average homesale broker commission rate	2.49%	2.50%	(1	) bps	2.50%	2.51%	(1	) bps
Net effective royalty rate	4.42%	4.50%	(8	) bps	4.42%	4.50%	(8	) bps
Royalty per side	$334	$322	4%		$331	$318	4%
NRT
Closed homesale sides	95,236	95,605	—%		262,849	258,163	2%
Average homesale price	$506,418	$486,343	4%		$515,617	$487,781	6%
Average homesale broker commission rate	2.45%	2.46%	(1	) bps	2.45%	2.47%	(2	) bps
Gross commission income per side	$13,142	$12,681	4%		$13,358	$12,750	5%
Cartus
Initiations	39,608	40,556	(2%)		126,921	129,290	(2%)
Referrals	23,905	25,495	(6%)		64,392	68,526	(6%)
TRG
Purchase title and closing units (b)	43,764	42,932	2%		122,069	116,082	5%
Refinance title and closing units (c)	6,513	15,170	(57%)		21,370	36,100	(41%)
Average fee per closing unit	$2,115	$1,824	16%		$2,092	$1,865	12%
_______________

(a)	Includes all franchisees except for NRT.

(b)
The amounts presented for the three and nine months ended September 30, 2017 include 3,325 and 8,351 purchase units, respectively, as a result of the acquisitions completed prior to the third quarter of 2017.

(c)
The amounts presented for the three and nine months ended September 30, 2017 include 725 and 1,858 refinance units, respectively, as a result of the acquisitions completed prior to the third quarter of 2017.

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
Three Months Ended September 30, 2017 vs. Three Months Ended September 30, 2016
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2017	2016	Change
Net revenues	$1,674	$1,644	$30
Total expenses (1)	1,521	1,468	53
Income before income taxes, equity in earnings and noncontrolling interests	153	176	(23)
Income tax expense	67	74	(7)
Equity in earnings of unconsolidated entities	(10)	(5)	(5)
Net income	96	107	(11)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Realogy Holdings and Realogy Group	$95	$106	$(11)
_______________

(1)
Total expenses for the three months ended September 30, 2017 includes $2 million of restructuring charges, $1 million related to loss on the early extinguishment of debt and a net cost of $1 million of former parent legacy items. Total expenses for the three months ended September 30, 2016 includes $9 million of restructuring charges partially offset by $5 million of gains related to mark-to-market adjustments for our interest rate swaps.

Net revenues increased $30 million or 2% for the three months ended September 30, 2017 compared with the three months ended September 30, 2016, principally due to increases in gross commission income and franchise fees as a result of higher homesale transaction volume of 4% on a combined basis for NRT and RFG.
Total expenses increased $53 million or 4% primarily due to:

•
a $53 million increase in commission and other sales associate-related costs due to an increase in homesale transaction volume at NRT and higher sales commissions paid to its independent sales associates;

•	a $5 million increase in marketing expenses; and

•
a $4 million net increase in interest expense to $41 million in the third quarter of 2017 from $37 million in the third quarter of 2016 due to the absence of mark-to-market adjustments for our interest rate swaps that resulted in gains of $5 million during the third quarter of 2016 less a $1 million decrease as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate.

The expense increases were partially offset by:

•	a $7 million decrease in restructuring costs related to the Company's business optimization plan; and

•	a $2 million decrease in operating and general and administrative expenses primarily driven by:

◦	a $10 million increase in other expenses including professional fees and occupancy costs; and

◦	a $1 million increase in employee-related costs primarily related to acquisitions;
partially offset by:

◦	a $10 million decrease in variable operating costs at TRG primarily due to lower refinance and underwriter volume.
Earnings from equity investments were $10 million during the third quarter of 2017 compared to $5 million during the third quarter of 2016. The $5 million increase is equity earnings is primarily due to:

•
an $8 million increase in equity earnings at NRT as a result of $14 million of earnings from the sale of the first two phases of PHH Home Loans' assets to Guaranteed Rate Affinity, partially offset by $2 million of exit costs. In addition, there was a $4 million decrease in earnings due to lower operating results as a result of lower origination volume, compressed industry margins and lower results due to the level of organizational change associated with the transition to the operations of Guaranteed Rate Affinity.

The increase in equity earnings was partially offset by:

•
a $3 million decrease in equity earnings at TRG primarily related to costs associated with the start up of operations of Guaranteed Rate Affinity, including $1 million of amortization of intangible assets recorded in purchase accounting.

As part of the business optimization initiative the Company began in the fourth quarter of 2015, we incurred $2 million of restructuring costs in the third quarter of 2017 compared to $9 million of costs in the third quarter of 2016. The Company expects to incur an additional $4 million related to initiatives still in progress bringing the total cost of the initiative to be $62 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $67 million for the three months ended September 30, 2017 compared to $74 million for the three months ended September 30, 2016. Our federal and state blended statutory rate is estimated to be 40% for 2017 and our full year effective tax rate is estimated to be 41%. Our effective tax rate was 41% for both the three months ended September 30, 2017 and September 30, 2016.
The following table reflects the results of each of our reportable segments during the three months ended September 30, 2017 and 2016:

	Revenues (a)		% Change	EBITDA (b)		% Change	EBITDA Margin		Change
	2017	2016		2017	2016		2017	2016
RFG	$224	$215	4%	$159	$153	4%	71%	71%	—
NRT	1,267	1,231	3	62	74	(16)	5	6	(1)
Cartus	111	116	(4)	37	40	(8)	33	34	(1)
TRG	154	164	(6)	21	23	(9)	14	14	—
Corporate and Other	(82)	(82)	*	(25)	(20)	*
Total Company	$1,674	$1,644	2%	$254	$270	(6%)	15%	16%	(1)
Less: Depreciation and amortization (c)				51	53
Interest expense, net				41	37
Income tax expense				67	74
Net income attributable to Realogy Holdings and Realogy Group				$95	$106
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $82 million during both the three months ended September 30, 2017 and September 30, 2016.

(b)
EBITDA for the three months ended September 30, 2017 includes $1 million related to loss on the early extinguishment of debt and a net cost of $1 million of former parent legacy items in Corporate and Other and $2 million of restructuring charges in NRT.

EBITDA for the three months ended September 30, 2016 includes $9 million of restructuring charges reflected above as follows: $6 million in NRT, $1 million in RFG, $1 million in Cartus and $1 million in TRG.

(c)
Depreciation and amortization for the three months ended September 30, 2017 includes $1 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in earnings of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 15% from 16% for the three months ended September 30, 2017 compared to the same period in 2016. On a segment basis, RFG's margin remained flat at 71%. NRT's margin decreased 1 percentage point to 5% from 6% primarily due to higher sales commission percentages paid to its independent sales associates offset by lower restructuring costs and an increase in earnings related to its equity investment in PHH Home Loans during the third quarter of 2017 compared to the same period in 2016. Cartus' margin decreased 1 percentage point to 33% from 34% primarily due to lower international revenues. TRG's margin remained flat at 14% due to losses from equity investments during the third quarter of 2017 compared to earnings from equity investments during the third quarter of 2016 primarily due to costs associated with the start up of operations of Guaranteed Rate Affinity, offset by the reversal of a legal reserve.
Corporate and Other EBITDA for the three months ended September 30, 2017 declined $5 million to negative $25 million primarily due to a $2 million increase in employee costs due to higher employee incentive accruals and investments in technology development, a $3 million increase in professional fees supporting strategic initiatives, $1 million related to loss on the early extinguishment of debt as a result of the reduction in the Unsecured Letter of Credit Facility and a net cost of $1 million of former parent legacy items during the third quarter of 2017 compared to the third quarter of 2016.
EBITDA before restructuring charges was $256 million for the three months ended September 30, 2017 compared to $279 million for the three months ended September 30, 2016. EBITDA before restructuring charges by reportable segment for the three months ended September 30, 2017 was as follows:

	Three Months Ended September 30,
	2017			2016
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring	% Change
RFG	$159	$—	$159	$154	3%
NRT	62	2	64	80	(20)
Cartus	37	—	37	41	(10)
TRG	21	—	21	24	(13)
Corporate and Other	(25)	—	(25)	(20)	*
Total Company	$254	$2	$256	$279	(8%)
_______________

*	not meaningful
The following table reflects RFG and NRT results on a combined basis for the third quarter of 2017 compared to the third quarter of 2016. The EBITDA before restructuring margin for the combined segments decreased 1 percentage point from 17% to 16% due primarily to higher sales commission percentages paid to NRT's independent sales associates:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2017	2016		2017	2016		2017	2016
RFG and NRT Combined	$1,409	$1,364	3%	$223	$234	(5%)	16%	17%	(1)
_______________

(a)	Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $82 million during both the three months ended September 30, 2017 and 2016.

(b)	EBITDA for the combined RFG and NRT segments excludes $2 million and $7 million of restructuring charges for the three months ended September 30, 2017 and 2016, respectively.
Real Estate Franchise Services (RFG)
Revenues increased $9 million to $224 million and EBITDA increased $6 million to $159 million for the three months ended September 30, 2017 compared with the same period in 2016.
The increase in revenue was driven by a $2 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price, partially offset by a 1% decrease in the number of homesale transactions including the negative impact attributable to regional market disruption due to hurricanes in the third quarter of 2017, and a lower net effective royalty rate. Revenue also increased due to a $2 million increase in royalties received from NRT as a result of volume increases at NRT, a $3 million increase in other revenue primarily due to brand conferences and franchisee events and a $2 million increase in international revenues.
The intercompany royalties received from NRT of $81 million and $79 million during the third quarter of 2017 and 2016, respectively, are eliminated in consolidation to avoid the revenue from being double counted in NRT and RFG. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.

The $6 million increase in EBITDA was principally due to the $9 million increase in revenues discussed above and the absence of $1 million of restructuring charges incurred in the third quarter of 2016, partially offset by a $2 million increase in expenses related to the brand conferences and franchisee events.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $36 million to $1,267 million and EBITDA decreased $12 million to $62 million for the three months ended September 30, 2017 compared with the same period in 2016.
The revenue increase of $36 million was comprised of a $19 million increase in commission income earned on homesale transactions by our existing brokerage operations and a $17 million increase in commission income earned from acquisitions. The increase was driven by a 4% increase in the average price of homes, partially offset by a 1 basis point decrease in the average broker commission rate. The number of homesale transactions remained flat in spite of the negative impact on homesale transaction volume attributable to the market disruption in Texas and Florida due to the hurricanes during the third quarter of 2017. We believe our positive revenue growth is attributable to the recruiting and organic growth focus by NRT management as well as stabilization in the high end of the housing market. The stabilization at the high end of the housing market had an adverse impact on the average homesale broker commission rate. In addition, homesale price is continuing to increase due to continued constrained inventory levels across the lower and mid price points in the markets served by NRT.
EBITDA decreased $12 million primarily due to:

•
a $53 million increase in commission expenses paid to independent sales associates from $834 million in the third quarter of 2016 to $887 million in the third quarter of 2017. The $53 million increase is comprised of a $41 million increase in commission expense due to our existing brokerage operations and was driven by the impact of initiatives focused on growing and retaining our productive independent sales associate base and higher homesale transaction volume, as well as a $12 million increase in commission expense related to acquisitions. The $53 million increase in commission expense was significantly impacted by the mix of business as approximately 70% of the increase was due to higher homesale transaction volume in the west region where we pay a greater proportion of commissions to independent sales associates;

•	a $7 million increase in other costs including occupancy costs;

•	a $2 million increase in marketing expenses including the effect of acquisitions; and

•	a $2 million increase in royalties paid to RFG from $79 million in the third quarter of 2016 to $81 million in the third quarter of 2017.
These EBITDA decreases were partially offset by:

•	the $36 million increase in revenues discussed above;

•
an $8 million increase in earnings for our equity method investment in PHH Home Loans for the third quarter of 2017 compared to the third quarter 2016 as a result of $14 million of earnings from the sale of the first two phases of PHH Home Loans' assets to Guaranteed Rate Affinity partially offset by $2 million of exit costs. In addition, there was a $4 million decrease in earnings due to lower operating results as a result of lower origination volume, compressed industry margins and lower results due to the level of organizational change associated with the transition of the operations to Guaranteed Rate Affinity;

•	a $4 million decrease in restructuring costs related to the Company's business optimization plan from $6 million in the third quarter of 2016 to $2 million in the third quarter of 2017; and

•	a $3 million decrease in employee-related costs due to a $5 million decrease primarily related to expense reduction initiatives offset by a $2 million increase in costs attributable to acquisitions.
Relocation Services (Cartus)
Revenues decreased $5 million to $111 million and EBITDA decreased $3 million to $37 million for the three months ended September 30, 2017 compared with the same period in 2016.
Revenues decreased $5 million primarily as a result of a $3 million decrease in other revenue due to lower volume and a $2 million decrease in international revenue as a result of an increasingly higher percentage of clients reducing their global relocation activity.
EBITDA decreased $3 million as a result of the $5 million decrease in revenues discussed above, partially offset by a $1 million decrease in employee related costs and the absence of $1 million of restructuring costs incurred during the third quarter of 2016.
Title and Settlement Services (TRG)
Revenues decreased $10 million to $154 million and EBITDA decreased $2 million to $21 million for the three months ended September 30, 2017 compared with the same period in 2016.
The decrease in revenues was as a result of a $6 million decrease in refinancing revenue, which was the primary driver of an $8 million decrease of underwriter revenue, partially offset by a $7 million increase in resale revenue related to acquisitions. The overall decline in revenue was due to a decrease in activity in the refinance market and the negative impact attributable to regional market disruption due to hurricanes in the third quarter of 2017.
EBITDA decreased $2 million as a result of the $10 million decrease in revenues discussed above, an increase of $2 million in employee-related costs primarily related to acquisitions and a $2 million decrease in earnings from equity investments related to costs associated with the start up of operations of Guaranteed Rate Affinity during the third quarter of 2017. These decreases were mostly offset by a $10 million decrease in variable operating costs primarily due to lower refinancing and underwriter volume and $2 million related to the reversal of a legal reserve.
Nine Months Ended September 30, 2017 vs. Nine Months Ended September 30, 2016
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2017	2016	Change
Net revenues	$4,670	$4,440	$230
Total expenses (1)	4,368	4,177	191
Income before income taxes, equity in earnings and noncontrolling interests	302	263	39
Income tax expense	131	114	17
Equity in earnings of unconsolidated entities	(7)	(10)	3
Net income	178	159	19
Less: Net income attributable to noncontrolling interests	(2)	(3)	1
Net income attributable to Realogy Holdings and Realogy Group	$176	$156	$20
_______________

(1)
Total expenses for the nine months ended September 30, 2017 includes $9 million of restructuring charges, an $8 million expense related to the settlement of the Strader legal matter, $5 million related to losses on the early extinguishment of debt and $4 million of losses related to mark-to-market adjustments for our interest rate swaps, partially offset by a net benefit of $10 million of former parent legacy items. Total expenses for the nine months ended September 30, 2016 includes $40 million of losses related to mark-to-market adjustments for our interest rate swaps, $30 million of restructuring charges and a net cost of $1 million of former parent legacy items.

Net revenues increased $230 million or 5% for the nine months ended September 30, 2017 compared with the same period in 2016, principally due to increases in gross commission income and franchise fees as a result of a homesale transaction volume increase of 7% on a combined basis for NRT and RFG.
Total expenses increased $191 million or 5% primarily due to:

•
a $206 million increase in commission and other sales associate-related costs due to an increase in homesale transaction volume at NRT and higher sales commissions paid to its independent sales associates;

•	a $39 million increase in operating and general and administrative expenses primarily driven by:

◦	$24 million of additional employee-related costs associated with acquisitions;

◦	a $24 million increase in other expenses including professional fees and occupancy costs; and

◦	an $8 million expense related to the settlement of the Strader legal matter in the second quarter of 2017;
partially offset by:

◦	a $7 million decrease in variable operating costs at TRG primarily due to lower refinance and underwriter volume;

•	a $14 million increase in marketing expenses; and

•	$5 million related to the losses on the early extinguishment of debt primarily as a result of the refinancing transaction completed during the first quarter of 2017.
The expense increases were partially offset by:

•
a $42 million net decrease in interest expense to $127 million for the nine months ended September 30, 2017 from $169 million for the nine months ended September 30, 2016. Mark-to-market adjustments for our interest rate swaps resulted in losses of $4 million for the nine months ended September 30, 2017 compared to losses of $40 million in the same period of 2016. Before the mark-to-market adjustments for our interest rate swaps, interest expense decreased $6 million to $123 million for the nine months ended September 30, 2017 from $129 million for the nine months ended September 30, 2016 as a result of a reduction in total outstanding indebtedness and a lower weighted average interest rate;

•
a $21 million decrease in restructuring costs related to the Company's business optimization plan (see Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information); and

•	an $11 million increase in the net benefit of former parent legacy items primarily as a result of the settlement of a Cendant legacy tax matter.
Earnings from equity investments were $7 million for the nine months ended September 30, 2017 compared to $10 million for the nine months ended September 30, 2016. The $3 million decrease in earnings is primarily due to:

•
a $4 million decrease in equity earnings at TRG primarily related to costs associated with the start up of operations of Guaranteed Rate Affinity, including $1 million of amortization of intangible assets recorded in purchase accounting.

The decrease in equity earnings was partially offset by:

•
a $1 million increase in equity earnings at NRT as a result of $14 million of earnings from the first two phases of the sale of PHH Home Loans' assets to Guaranteed Rate Affinity, partially offset by $5 million of exit costs. In addition, there was a $8 million decrease in earnings due to lower operating results as a result of lower origination volume, compressed industry margins and lower results due to the level of organizational change associated with the transition of the operations to Guaranteed Rate Affinity.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $131 million for the nine months ended September 30, 2017 compared to $114 million for the nine months ended September 30, 2016. Our federal and state blended statutory rate is estimated to be 40% for 2017 and our full year effective tax rate is estimated to be 41%. Our effective tax rate was 42% for both the nine months ended September 30, 2017 and September 30, 2016. The effective tax rate in each reporting period was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2017 and 2016:

	Revenues (a)		% Change	EBITDA (b)		% Change	EBITDA Margin		Change
	2017	2016		2017	2016		2017	2016
RFG	$631	$593	6%	$427	$394	8%	68%	66%	2
NRT	3,556	3,340	6	113	131	(14)	3	4	(1)
Cartus	290	308	(6)	65	74	(12)	22	24	(2)
TRG	431	424	2	49	49	—	11	12	(1)
Corporate and Other	(238)	(225)	*	(70)	(60)	*
Total Company	$4,670	$4,440	5%	$584	$588	(1)%	13%	13%	—
Less: Depreciation and amortization (c)				150	149
Interest expense, net				127	169
Income tax expense				131	114
Net income attributable to Realogy Holdings and Realogy Group				$176	$156
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $238 million and $225 million during the nine months ended September 30, 2017 and September 30, 2016, respectively.

(b)
EBITDA for the nine months ended September 30, 2017 includes an $8 million expense related to the settlement of the Strader legal matter and $5 million related to losses on the early extinguishment of debt, partially offset by a net benefit of $10 million of former parent legacy items in Corporate and Other, and $9 million of restructuring charges discussed further below.

EBITDA for the nine months ended September 30, 2016 includes $30 million of restructuring charges reflected above as follows: $15 million in NRT, $6 million in Corporate and Other, $4 million in Cartus and $4 million in RFG, and a net cost of $1 million of former parent legacy items included in Corporate and Other.

(c)
Depreciation and amortization for the nine months ended September 30, 2017 includes $1 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in earnings of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

As described in the aforementioned table, EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 13% for the nine months ended September 30, 2017 compared to the same period in 2016. On a segment basis, RFG's margin increased 2 percentage points to 68% from 66% due to an increase in homesale transaction volume and lower restructuring costs. NRT's margin decreased 1 percentage point to 3% from 4% primarily due to higher sales commission percentages paid to its independent sales associates offset by lower restructuring costs for the nine months ended September 30, 2017 compared to the same period in 2016. Cartus' margin decreased 2 percentage points to 22% from 24% primarily due to lower international revenue and lower foreign currency exchange rate gains, partially offset by lower employee related costs during nine months ended the September 30, 2017 compared to the same period in 2016 and the absence of restructuring costs incurred during the nine months ended September 30, 2016. TRG's margin decreased 1 percentage point to 11% from 12% for the nine months ended September 30, 2017 compared to the same period in 2016 due to a decrease in earnings from equity investments primarily related to costs associated with the transition and start up of operations of Guaranteed Rate Affinity, partially offset by the reversal of a legal reserve.
Corporate and Other EBITDA for the nine months ended September 30, 2017 declined $10 million to negative $70 million primarily due to an $8 million expense related to the settlement of the Strader legal matter, $5 million related to the losses on the early extinguishment of debt primarily as a result of the refinancing transaction during the first quarter of 2017, a $10 million increase in other costs due to professional fees supporting strategic initiatives and occupancy costs and a $6 million increase in employee costs due to higher employee incentive accruals and investments in technology development. These expenses were partially offset by an $11 million increase in the net benefit of former parent legacy items primarily as a result of the settlement of a Cendant legacy tax matter and the absence of $6 million in restructuring charges incurred during the nine months ended September 30, 2016.
EBITDA before restructuring charges was $593 million for the nine months ended September 30, 2017 compared to $618 million for the nine months ended September 30, 2016. EBITDA before restructuring charges by reportable segment for the nine months ended September 30, 2017 was as follows:

	Nine Months Ended September 30,
	2017			2016
	EBITDA	Restructuring Charges	EBITDA Before Restructuring	EBITDA Before Restructuring	% Change
RFG	$427	$1	$428	$398	8%
NRT	113	8	121	146	(17)
Cartus	65	—	65	78	(17)
TRG	49	—	49	50	(2)
Corporate and Other	(70)	—	(70)	(54)	*
Total Company	$584	$9	$593	$618	(4%)
_______________

*	not meaningful
The following table reflects RFG and NRT results on a combined basis for the nine months ended September 30, 2017 and 2016. The EBITDA before restructuring margin for the combined segments decreased 1 percentage point to 14% from 15% due primarily to higher sales commission percentages paid to NRT's independent sales associates:

	Revenues (a)		% Change	EBITDA Before Restructuring (b)		% Change	Margin		Change
	2017	2016		2017	2016		2017	2016
RFG and NRT Combined	$3,949	$3,708	6%	$549	$544	1%	14%	15%	(1)
_______________

(a)
Excludes transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT to RFG of $238 million and $225 million during the nine months ended September 30, 2017 and 2016, respectively.

(b)	EBITDA for the combined RFG and NRT segments excludes $9 million and $19 million of restructuring charges for the nine months ended September 30, 2017 and 2016, respectively.

Real Estate Franchise Services (RFG)
Revenues increased $38 million to $631 million and EBITDA increased $33 million to $427 million for the nine months ended September 30, 2017 compared with the same period in 2016.
The increase in revenue was driven by a $12 million increase in third-party domestic franchisee royalty revenue due to a 6% increase in the average homesale price and a 1% increase in the number of homesale transactions, partially offset by a lower net effective royalty rate. Revenue also increased due to a $12 million increase in royalties received from NRT as a result of volume increases at NRT, a $4 million increase in other revenue primarily due to other marketing related activities and brand conferences and franchisee events and $3 million increase in international revenues. Brand marketing revenue and related expense both increased $6 million primarily due to the level of advertising spending during the nine months ended September 30, 2017 compared to the same period in 2016.
The intercompany royalties received from NRT of $229 million and $217 million during the nine months ended September 30, 2017 and September 30, 2016, respectively, are eliminated in consolidation to avoid the revenue from being double counted in NRT and RFG. See "Company Owned Real Estate Brokerage Services" for a discussion of the drivers related to intercompany royalties paid to RFG.
The $33 million increase in EBITDA was principally due to the $38 million increase in revenues discussed above and a $3 million decrease in restructuring costs incurred in the first nine months of 2017 compared to the same period in 2016, partially offset by a $6 million increase in brand marketing expense discussed above and a $1 million increase in expenses related to the brand conferences and franchisee events.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $216 million to $3,556 million and EBITDA declined $18 million to $113 million for the nine months ended September 30, 2017 compared with the same period in 2016.
The revenue increase of $216 million was comprised of a $151 million increase in commission income earned on homesale transactions by our existing brokerage operations and a $65 million increase in commission income earned from acquisitions. The revenue increase was driven by a 2% increase in the number of homesale transactions and a 6% increase in the average price of homes, partially offset by a 2 basis points decrease in the average broker commission rate as well as a negative impact on homesale transaction volume attributable to the market disruption in Texas and Florida due to hurricanes during the third quarter of 2017. We believe our positive revenue growth is attributable to the recruiting and organic growth focus by NRT management as well as a shift from stabilization to sustained growth in the high end of the housing market. The improvement in the high end of the housing market had an adverse impact on the average homesale broker commission rate. In addition, homesale price is continuing to increase due to continued constrained inventory levels across the lower and mid price points in the markets served by NRT.
EBITDA decreased $18 million primarily due to:

•
a $206 million increase in commission expenses paid to independent sales associates from $2,256 million for the nine months ended September 30, 2016 to $2,462 million for the nine months ended September 30, 2017. The increase in commission expense is due to an increase of $166 million by our existing brokerage operations due to the impact of initiatives focused on growing and retaining our productive independent sales associate base and higher homesale transaction volume, as well as a $40 million increase related to acquisitions. The $206 million increase in commission expense was impacted by the mix of business as approximately 46% of the increase was due to higher homesale transaction volume in the west region where we pay a greater proportion of commissions to independent sales associates;

•	a $14 million increase in other costs including occupancy costs of which $6 million related to acquisitions;

•	a $12 million increase in royalties paid to RFG from $217 million for the nine months ended September 30, 2016 to $229 million for the nine months ended September 30, 2017;

•	a $6 million increase in employee-related costs due to a $12 million increase attributable to acquisitions offset by a $6 million decrease due to expense reduction initiatives; and

•	a $6 million increase in marketing expenses of which $3 million related to acquisitions.
These EBITDA decreases were partially offset by:

•	a $216 million increase in revenues discussed above;

•	a $7 million decrease in restructuring costs incurred during the nine months ended September 30, 2017 compared to the same period in 2016; and

•
a $1 million increase in earnings for our equity method investment in PHH Home Loans for the nine months ended September 30, 2017 compared to the same period in 2016 as a result of $14 million of earnings from the first two phases of the sale of PHH Home Loans' assets to Guaranteed Rate Affinity partially offset by $5 million of exit costs. In addition, there was a $8 million decrease in earnings due to lower operating results as a result of lower origination volume, compressed industry margins and lower results due to the level of organizational change associated with the transition of the operations to Guaranteed Rate Affinity.

Relocation Services (Cartus)
Revenues decreased $18 million to $290 million and EBITDA decreased $9 million to $65 million for the nine months ended September 30, 2017 compared with the same period in 2016.
Revenues decreased $18 million primarily as a result of an $10 million decrease in international revenue as a result of an increasingly higher percentage of clients reducing their global relocation activity, as well as an $8 million decrease in other revenue due to lower volume.
EBITDA decreased $9 million primarily as a result of the $18 million decrease in revenues discussed above and a $3 million net negative impact from foreign currency exchange rates, partially offset by a $5 million decrease in employee related costs, the absence of $4 million of restructuring costs incurred during the nine months ended September 30, 2016 and a $2 million decrease in other operating expenses as a result of lower volume.
Title and Settlement Services (TRG)
Revenues increased $7 million to $431 million and EBITDA remained flat at $49 million for the nine months ended September 30, 2017 compared with the same period in 2016.
The increase in revenues was driven by a $24 million increase in resale revenue of which $16 million was related to acquisitions, partially offset by a $9 million decrease in refinancing revenue and a $5 million decrease of underwriter revenue due to an overall decrease in activity in the refinance market in the third quarter of 2017.
EBITDA remained flat as a result of an increase of $11 million in employee-related costs primarily related to acquisitions, a $3 million decrease earnings from equity investments primarily related to costs associated with the start up of operations of Guaranteed Rate Affinity and a $2 million increase in other costs during the nine months ended September 30, 2017 compared with the same period in 2016. The decreases were offset by the $7 million increase in revenues discussed above, a $7 million decrease in variable operating costs primarily due to lower refinancing and underwriter volume and $2 million related to the reversal of a legal reserve.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2017	December 31, 2016	Change
Total assets	$7,521	$7,421	$100
Total liabilities	5,056	4,952	104
Total equity	2,465	2,469	(4)
For the nine months ended September 30, 2017, total assets increased $100 million primarily due to a $74 million increase in cash and cash equivalents, a $45 million increase in trade and relocation receivables due to seasonal increases in volume, a $29 million increase in other non-current assets primarily due to higher prepaid expenses and investments and a $14 million increase in goodwill from acquisitions. These increases were partially offset by a $72 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization.
Total liabilities increased $104 million due to a $129 million increase in deferred tax liabilities, a $29 million increase in securitization obligations, a $12 million increase in accounts payable and a $7 million increase in accrued expenses and other current liabilities, partially offset by a $32 million decrease in other non-current liabilities due to interest rate swaps and liabilities related to contingent consideration from acquisitions, a $31 million decrease in corporate debt primarily due to amortization payments on the term loan facilities and a $10 million decrease in the due to former parent liability primarily as a result of the resolution of a Cendant legacy tax matter.

Total equity decreased $4 million primarily due to a $182 million decrease in additional paid in capital, primarily related to the Company's repurchase of $180 million of common stock and $37 million of dividend payments partially offset by stock-based compensation activity of $34 million. The decrease in additional paid in capital was mostly offset by net income of $176 million for the nine months ended September 30, 2017.
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
We intend to use future cash flow primarily to acquire stock under our share repurchase program, pay dividends, fund acquisitions, enter into strategic relationships and reduce indebtedness. In February 2016, the Company's Board of Directors authorized a share repurchase program of up to $275 million of the Company’s common stock. In February 2017, our Board authorized a new share repurchase program of up to an additional $300 million of the Company's common stock. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time. As of September 30, 2017, the Company had repurchased and retired 13 million shares of common stock for an aggregate of $275 million under the February 2016 share repurchase program and $102 million under the February 2017 share repurchase program at a total weighted average market price of $29.07 per share.
Included in the 13 million shares of common stock repurchased to date, the Company repurchased 5.9 million shares of common stock for $178 million at a weighted average market price of $30.40 per share during the first nine months of 2017. As of September 30, 2017, approximately $198 million of authorization remains available for the repurchase of shares under the February 2017 share repurchase program.
During the period October 1, 2017 through November 1, 2017, we repurchased an additional 0.5 million shares at a weighted average market price of $33.11. Giving effect to these repurchases, we had approximately $181 million of remaining capacity authorized under the February 2017 share repurchase program as of November 1, 2017.
In April 2007, the Company established a standby irrevocable letter of credit for the benefit of Avis Budget Group in accordance with the Separation and Distribution Agreement. The letter of credit was utilized to support the Company’s payment obligations with respect to its share of Cendant contingent and other corporate liabilities. In September 2017, the standby irrevocable letter of credit was terminated pursuant to the governing agreement as the aggregate value of the Cendant contingent and other liabilities fell below $30 million with the resolution of a Cendant legacy tax matter in the third quarter of 2017, reducing the capacity and outstanding letters of credit under the Unsecured Letter of Credit Facility. At September 30, 2017, the aggregate value of the former parent contingent liabilities was $18 million.
We also initiated and paid a quarterly cash dividend of $0.09 per share in August 2016 and paid $0.09 per share cash dividends in every subsequent quarter. During the first nine months of 2017, we returned $37 million to stockholders through the payment of cash dividends. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant.
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
Cash Flows
At September 30, 2017, we had $348 million of cash and cash equivalents, an increase of $74 million compared to the balance of $274 million at December 31, 2016. The following table summarizes our cash flows for the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016	Change
Cash provided by (used in):
Operating activities	$444	$411	$33
Investing activities	(96)	(163)	67
Financing activities	(276)	(438)	162
Effects of change in exchange rates on cash and cash equivalents	2	(1)	3
Net change in cash and cash equivalents	$74	$(191)	$265
For the nine months ended September 30, 2017, $33 million more cash was provided by operating activities compared to the same period in 2016. The change was principally due to $14 million of additional cash provided by operating results, $15 million less cash used for accounts payable, accrued expenses and other liabilities and $19 million more cash received as dividends from unconsolidated entities primarily from PHH Home Loans, partially offset by $13 million more cash used due to an increase in other assets.
For the nine months ended September 30, 2017, we used $67 million less cash for investing activities compared to the same period in 2016 primarily due to $82 million less cash used for acquisition related payments and $22 million more cash provided by other investing activities, partially offset by $34 million of cash used for our investment in Guaranteed Rate Affinity and $8 million more cash used for property and equipment additions.
For the nine months ended September 30, 2017, $276 million of cash was used for financing activities compared to $438 million of cash used during the same period in 2016. For the nine months ended September 30, 2017, $276 million of cash was used for:

•	$180 million for the repurchase of our common stock;

•	$37 million of dividend payments;

•	$31 million of quarterly amortization payments on the term loan facilities;

•	$19 million of other financing payments primarily related to capital leases and interest rate swaps;

•	$18 million for payments of contingent consideration;

•	$11 million of tax payments related to net share settlement for stock-based compensation;

•	$10 million repayment of borrowings under the Revolving Credit Facility; and

•	$6 million of debt issuance costs;
partially offset by,

•	a $29 million net decrease in securitization borrowings; and
•$7 million proceeds from exercise of stock options.
For the nine months ended September 30, 2016, $438 million of cash was used for financing activities as a result of:

•	the repayment of $758 million to reduce the Term Loan B facility;

•	the repayment of $500 million to retire the 3.375% Senior Notes at maturity;

•	the net repayment of $45 million of borrowings under the Revolving Credit Facility;

•	$134 million for the purchase of our common stock;

•	$31 million of amortization payments on the term loan facilities;

•	$23 million for payments of contingent consideration; and

•	$28 million of other financing payments partially related to capital leases and interest rate swaps;

•	$15 million of debt issuance costs;

•	$13 million of dividend payments; and

•	$6 million of tax payments related to net share settlement for stock-based compensation;
partially offset by,

•	$750 million of proceeds from the issuance of $250 million of 5.25% Senior Notes and $500 million of 4.875% Senior Notes;

•	$355 million of proceeds from issuance of the Term Loan A-1 facility; and

•	a $9 million net increase in securitization borrowings.
Financial Obligations
Indebtedness Table
As of September 30, 2017, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	October 2020	$190	$ *	$190
Term Loan B	(3)	July 2022	1,086	21	1,065
Term Loan A Facility:
Term Loan A	(4)	October 2020	397	2	395
Term Loan A-1	(5)	July 2021	344	3	341
Senior Notes	4.50%	April 2019	450	7	443
Senior Notes	5.25%	December 2021	550	4	546
Senior Notes	4.875%	June 2023	500	4	496
Securitization obligations: (6)
Apple Ridge Funding LLC (7)		June 2018	223	*	223
Cartus Financing Limited (8)		August 2018	11	*	11
Total (9)			$3,751	$41	$3,710
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of September 30, 2017, the Company had $1,050 million of borrowing capacity under its Revolving Credit Facility leaving $860 million of available capacity. The revolving credit facility expires in October 2020, but is classified on the balance sheet as current due to the revolving nature of the facility. On November 1, 2017, the Company had $70 million in outstanding borrowings under the Revolving Credit Facility, leaving $980 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2017 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2017.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) JPMorgan Chase Bank, N.A.’s prime rate ("ABR") plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced March 31, 2016, totaling per annum 5%, 5%, 7.5%, 10.0% and 12.5% of the original principal amount of the Term Loan A in 2016, 2017, 2018, 2019 and 2020, respectively. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2017.

(5)
The Term Loan A-1 provides for quarterly amortization payments, which commenced on September 30, 2016, totaling per annum 2.5%, 2.5%, 5%, 7.5% and 10.0% of the original principal amount of the Term Loan A-1, with the last amortization payment made on June 30, 2021. The interest rates with respect to term loans under the Term Loan A-1 are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended September 30, 2017.

(6)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(7)
In June 2017, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2018. As of September 30, 2017, the Company had $325 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $102 million of available capacity.

(8)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2017, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $9 million of available capacity. In September 2017, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2018.

(9)
Not included in this table, is the Company's Unsecured Letter of Credit Facility which had a capacity of $74 million with $71 million utilized at a weighted average rate of 3.24% at September 30, 2017.

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
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy's Group total senior secured net debt by the trailing twelve month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the senior secured credit facilities. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the senior secured credit facilities, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2017.

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
EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations) and income taxes and is our primary non-GAAP measure. Operating EBITDA is defined by us as EBITDA before restructuring, loss on the early extinguishment of debt and former parent legacy items and is used as a supplementary financial measure.
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

Set forth in the table below is a reconciliation of net income attributable to Realogy to EBITDA and Operating EBITDA for the three-month periods ended September 30, 2017 and 2016:

	Three Months Ended
	September 30, 2017	September 30, 2016
Net income attributable to Realogy	$95	$106
Income tax expense	67	74
Income before income taxes	162	180
Interest expense, net	41	37
Depreciation and amortization (a)	51	53
EBITDA	254	270
EBITDA adjustments:
Restructuring costs	2	9
Former parent legacy cost, net	1	—
Loss on the early extinguishment of debt	1	—
Operating EBITDA	$258	$279

(a)
Depreciation and amortization for the three months ended September 30, 2017 includes $1 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in earnings of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

Contractual Obligations
All future contractual obligations as of September 30, 2017 have not changed materially from the amounts reported in our 2016 Form 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2017, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Agreement and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Agreement and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2017, we had variable interest rate long-term debt from our outstanding term loans and revolver of $2,017 million, which excludes $234 million of securitization obligations.  The weighted average interest rate on the outstanding term loans and revolver at September 30, 2017 was 3.36%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2017 senior secured leverage ratio, the LIBOR margin was 2.00%. At September 30, 2017, the one-month LIBOR rate was 1.23%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
We have entered into interest rate swaps with a notional value of $1,475 million to manage a portion of our exposure to changes in interest rates associated with our $2,017 million of variable rate borrowings. Our interest rate swaps are as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$225	July 2012	February 2018
$200	January 2013	February 2018
$600	August 2015	August 2020
$450	November 2017	November 2022
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had a liability for the fair value of the interest rate swaps of$24 million at September 30, 2017.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2017 and for the three and nine-month periods ended September 30, 2017 and 2016 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 3, 2017, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 9, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Report for additional information on the Company's legal proceedings, including a description of the Dodge, et al. v. PHH Corporation, et al. litigation, which we refer to as the Strader legal matter.
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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended September 30, 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1 - 31, 2017	452,691	$33.14	452,691	$241,402,984
August 1 - 31, 2017	516,900	$34.33	516,900	$223,657,807
September 1 - 30, 2017 (2)	759,600	$33.91	759,600	$197,899,771
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

(2)	Includes 77,900 of shares purchased for which the trade date occurred in late September 2017 while settlement occurred in October 2017.
During the period October 1, 2017 through November 1, 2017, we repurchased an additional 0.5 million shares at a weighted average market price of $33.11. Giving effect to these repurchases, we had approximately $181 million of remaining capacity authorized under the February 2017 share repurchase program as of November 1, 2017.
Item 5.    Other Information.
On November 2, 2017, the Board of Directors of Realogy Holdings Corp. (the “Board”) approved the Fourth Amended and Restated Bylaws of the Company (the “Bylaws”), which include amendments to:
•remove certain provisions that are inapplicable following the Company’s de-classification of the Board;

•	add the positions of Chairman of the Board and Lead Independent Director to Article III (Board of Directors) of the Bylaws and make related ancillary changes; and

•
align statutory officer positions in Article IV (Officers) with Company practice, including the elimination of the statutory officer roles of Treasurer and Chief Accounting Officer, and make related ancillary changes.

The foregoing description of the amendments to the Bylaws is qualified in its entirety by reference to the Bylaws, which are attached to this Quarterly Report on Form 10-Q as Exhibit 3.1 and are incorporated herein by reference.
On November 2, 2017, the Board approved Amendment Number 1 (the "Plan Amendment") to the Realogy Holdings Corp. Amended and Restated 2012 Long-Term Incentive Plan (the "Amended and Restated 2012 LTIP") to allow for the elimination of fractional shares by rounding up or down in the discretion of plan administrator (which is generally the Compensation Committee of the Board). On November 2, 2017, the Compensation Committee amended outstanding performance restricted stock unit, performance share unit and restricted stock unit awards (the "Amended Awards") granted to employees, including executive officers, prior to the date of the Plan Amendment, to provide for the rounding up of fractional shares upon the final vesting of the Amended Awards.
The foregoing description of the Plan Amendment is qualified in its entirety by reference to the Plan Amendment, which is attached to this Quarterly Report on Form 10-Q as Exhibit 10.1 and is incorporated herein by reference.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 3, 2017
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 3, 2017
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

3.1*	Fourth Amended and Restated Bylaws of Realogy Holdings Corp., as adopted by the Board of Directors, effective November 2, 2017.

10.1
Employment Agreement dated October 17, 2017 between Realogy Holdings Corp. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on October 23, 2017).

10.2
Non-Plan Inducement Stock Option Agreement dated October 23, 2017 between Realogy Holdings Corp. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on October 23, 2017).

10.3
Non-Plan Inducement Restricted Stock Unit Agreement dated October 23, 2017 between Realogy Holdings Corp. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on October 23, 2017).

10.4
Amendment dated October 23, 2017 to Employment Agreement dated March 13, 2017, between Realogy Holdings Corp. and Richard A. Smith (Incorporated by reference to Exhibit 10.5 to Registrants' Current Report on Form 8-K filed on October 23, 2017).

10.5 *	Amendment No. 1 dated November 2, 2017 to the Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS ^	XBRL Instance Document.

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.

^	Furnished electronically with this report.