Form 10-Q
period 2018-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2018-05-03
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 127,514,633 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of May 1, 2018.
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
Realogy Holdings is not a party to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended from time to time (the "Senior Secured Credit Facility") and the Term Loan A Agreement dated as of October 23, 2015, as amended from time to time (the "Term Loan A Facility") and certain references in this report to our consolidated indebtedness exclude Realogy Holdings with respect to indebtedness under the Senior Secured Credit Facility and Term Loan A Facility. In addition, while Realogy Holdings is a guarantor of Realogy Group's obligations under its unsecured notes, Realogy Holdings is not subject to the restrictive covenants in the indentures governing such indebtedness.
As used in this Quarterly Report on Form 10-Q, the terms "4.50% Senior Notes," "5.25% Senior Notes" and "4.875% Senior Notes" refer to our 4.50% Senior Notes due 2019, our 5.25% Senior Notes due 2021 and our 4.875% Senior Notes due 2023, respectively, and are referred to collectively as the "Unsecured Notes."
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "believe," "expect," "anticipate," "intend," "project," "estimate," "plan," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts.
In particular, information appearing under "Management's Discussion and Analysis of Financial Condition and Results of Operations" includes forward-looking statements. Forward-looking statements inherently involve many risks and uncertainties that could cause actual results to differ materially from those projected in these statements. Where, in any forward-looking statement, we express an expectation or belief as to future results or events, it is based on management's current plans and expectations, expressed in good faith and believed to have a reasonable basis. However, we can give no assurance that any such expectation or belief will result or will be achieved or accomplished.
The following include some, but not all, of the factors that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•
adverse developments or the absence of sustained improvement in general business, economic and political conditions or the U.S. residential real estate markets, either regionally or nationally, including but not limited to:

◦	a lack of improvement or a decline in the number of homesales;

◦	stagnant or declining home prices;

◦	increasing mortgage rates and/or constraints on the availability of mortgage financing;

◦	insufficient or excessive home inventory levels by market and price point;

◦	a lack of improvement or deceleration in the building of new housing and/or irregular timing or volume of new development closings;

◦
the potential negative impact of certain provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) (i) on home values over time in states with high property, sales and state and local income taxes and (ii) on homeownership rates; and/or

◦	a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate whether broadly or by geography and price segments;

•
increased competition in the industry and for independent sales agents whether through traditional competitors, competitors with alternative business models or other industry participants otherwise competing for a portion of gross commission income;

•	continuing pressure on the share of gross commission income paid by our company owned brokerages and our affiliated franchisees to their independent affiliated sales agents;

•	our geographic and high-end market concentration;

•
our inability to enter into franchise agreements with new franchisees or renew existing franchise agreements at current contractual royalty rates without increasing the amount and prevalence of sales incentives;

•	the lack of revenue growth or declining profitability of our franchisees and company owned brokerage operations;

•
changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits, increasing competition in corporate relocation or the loss of one or more significant affinity clients;

•	an increase in the experienced claims losses of our title underwriter;

•	our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing;

•	risks relating to our ability to return capital to stockholders pursuant to our stock repurchase program;

•	risks and growing costs related to cybersecurity threats to our data and customer, franchisee, employee and independent sales agent data; and

•
risks associated with our substantial indebtedness and interest obligations and restrictions contained in our debt agreements, including risks relating to having to dedicate a significant portion of our cash flows from operations to service our debt.

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"), particularly under the captions headings "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
All forward-looking statements herein speak only as of the date of this report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this report. For any forward-looking statement contained in this report, our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of March 31, 2018, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2018 and March 31, 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our review in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of March 31, 2018, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2018 and March 31, 2017. These interim financial statements are the responsibility of the Company’s management.

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

We previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
May 3, 2018

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues
Gross commission income	$902	$881
Service revenue	197	194
Franchise fees	79	75
Other	51	53
Net revenues	1,229	1,203
Expenses
Commission and other agent-related costs	645	605
Operating	392	383
Marketing	67	62
General and administrative	89	89
Restructuring costs, net	30	5
Depreciation and amortization	48	50
Interest expense, net	33	39
Loss on the early extinguishment of debt	7	4
Total expenses	1,311	1,237
Loss before income taxes, equity in losses and noncontrolling interests	(82)	(34)
Income tax benefit	(19)	(9)
Equity in losses of unconsolidated entities	4	3
Net loss	(67)	(28)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(67)	$(28)

Loss per share attributable to Realogy Holdings:
Basic loss per share	$(0.51)	$(0.20)
Diluted loss per share	$(0.51)	$(0.20)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	130.3	139.7
Diluted	130.3	139.7

Cash dividends declared per share	$0.09	$0.09

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(67)	$(28)
Currency translation adjustment	1	1
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	1	—
Other comprehensive income, before tax	2	1
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—
Other comprehensive income, net of tax	2	1
Comprehensive loss	(65)	(27)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(65)	$(27)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$182	$227
Restricted cash	6	7
Trade receivables (net of allowance for doubtful accounts of $10 and $11)	163	153
Relocation receivables	250	223
Other current assets	159	179
Total current assets	760	789
Property and equipment, net	281	289
Goodwill	3,711	3,710
Trademarks	749	749
Franchise agreements, net	1,277	1,294
Other intangibles, net	276	284
Other non-current assets	271	222
Total assets	$7,325	$7,337
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$139	$156
Securitization obligations	184	194
Current portion of long-term debt	332	127
Accrued expenses and other current liabilities	426	478
Total current liabilities	1,081	955
Long-term debt	3,263	3,221
Deferred income taxes	291	327
Other non-current liabilities	262	212
Total liabilities	4,897	4,715
Commitments and contingencies (Note 8)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2018 and December 31, 2017	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 128,755,023 shares issued and outstanding at March 31, 2018 and 131,636,870 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	5,179	5,285
Accumulated deficit	(2,711)	(2,631)
Accumulated other comprehensive loss	(44)	(37)
Total stockholders' equity	2,425	2,618
Noncontrolling interests	3	4
Total equity	2,428	2,622
Total liabilities and equity	$7,325	$7,337

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2018	2017
Operating Activities
Net loss	$(67)	$(28)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48	50
Deferred income taxes	(28)	(10)
Amortization of deferred financing costs and discount	4	4
Loss on the early extinguishment of debt	7	4
Equity in losses of unconsolidated entities	4	3
Stock-based compensation	9	12
Mark-to-market adjustments on derivatives	(12)	(1)
Other adjustments to net loss	4	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(8)	4
Relocation receivables	(27)	22
Other assets	(17)	(24)
Accounts payable, accrued expenses and other liabilities	(45)	(44)
Dividends received from unconsolidated entities	1	1
Other, net	(3)	(4)
Net cash used in operating activities	(130)	(12)
Investing Activities
Property and equipment additions	(25)	(28)
Payments for acquisitions, net of cash acquired	—	(1)
Investment in unconsolidated entities	(4)	(3)
Proceeds from investments in unconsolidated entities	19	—
Other, net	1	(1)
Net cash used in investing activities	(9)	(33)
Financing Activities
Net change in revolving credit facility	232	110
Payments for refinancing of Term Loan B	(4)	—
Proceeds from refinancing of Term Loan A & A-1	17	—
Amortization payments on term loan facilities	(3)	(10)
Net change in securitization obligations	(11)	(33)
Debt issuance costs	(16)	(6)
Repurchase of common stock	(94)	(57)
Dividends paid on common stock	(12)	(13)
Proceeds from exercise of stock options	—	1
Taxes paid related to net share settlement for stock-based compensation	(9)	(10)
Payments of contingent consideration related to acquisitions	—	(4)
Other, net	(7)	(5)
Net cash provided by (used in) financing activities	93	(27)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	1
Net decrease in cash, cash equivalents and restricted cash	(46)	(71)
Cash, cash equivalents and restricted cash, beginning of period	234	281
Cash, cash equivalents and restricted cash, end of period	$188	$210
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $2 and $1 for the periods presented)	$21	$24
Income tax payments, net	4	2

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
The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America and with Article 10 of Regulation S-X. Interim results may not be indicative of full year performance because of seasonal and short-term variations. The Company has eliminated all material intercompany transactions and balances between entities consolidated in these financial statements. In presenting the Condensed Consolidated Financial Statements, management makes estimates and assumptions that affect the amounts reported and the related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates. Certain reclassifications have been made to prior period amounts to conform to the current period presentation.
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of March 31, 2018 and the results of operations and comprehensive loss for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017. The Consolidated Balance Sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
The following table summarizes fair value measurements by level at March 31, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$3	$—	$—	$3
Interest rate swaps (included in other non-current assets)	—	9	—	9
Interest rate swaps (included in other non-current liabilities)	—	6	—	6
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	34	34
The following table summarizes fair value measurements by level at December 31, 2017 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$3	$—	$—	$3
Interest rate swaps (included in other current and non-current liabilities)	—	13	—	13
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	34	34
The fair value of the Company’s contingent consideration for acquisitions is measured using a probability weighted-average discount rate to estimate future cash flows based upon the likelihood of achieving future operating results for individual acquisitions.  These assumptions are deemed to be unobservable inputs and as such the Company’s contingent consideration is classified within Level III of the valuation hierarchy. The Company reassesses the fair value of the contingent consideration liabilities on a quarterly basis. The fair value of contingent consideration did not change during the first quarter of 2018 and remained at $34 million at March 31, 2018 and December 31, 2017.
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2018		December 31, 2017
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$302	$302	$70	$70
Term Loan B	1,077	1,083	1,083	1,085
Term Loan A Facility:
Term Loan A	750	750	391	393
Term Loan A-1	—	—	342	343
4.50% Senior Notes	450	452	450	457
5.25% Senior Notes	550	553	550	569
4.875% Senior Notes	500	479	500	495
Securitization obligations	184	184	194	194
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level II.

Equity Method Investments
At March 31, 2018 and December 31, 2017, the Company had various equity method investments aggregating $55 million and $74 million, respectively, which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The $55 million investment balance at March 31, 2018 included $47 million for the Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"). The Company's interest in PHH Home Loans, LLC ("PHH Home Loans") was sold to a subsidiary of PHH Corporation in the first quarter of 2018 and the Company received net cash proceeds of $19 million, reducing the investment balance to zero. The $74 million investment balance at December 31, 2017 included $48 million for the Company's investment in Guaranteed Rate Affinity and $19 million for the Company's investment in PHH Home Loans.
For the first quarter of 2018, the Company recorded equity losses of $4 million at the Title and Settlement Services segment primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity, including $2 million of amortization of intangible assets recorded in purchase accounting. For the first quarter of 2017, the Company recorded equity losses of $3 million primarily related to its investment in PHH Home Loans.
The Company received $1 million of cash dividends during both the three months ended March 31, 2018 and 2017. The Company invested an additional $4 million into Guaranteed Rate Affinity during the three months ended March 31, 2018.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $19 million and $9 million for the three months ended March 31, 2018 and 2017, respectively. There were no changes to the net benefit recorded during the year ended December 31, 2017 relating to the 2017 Tax Act which was a provisional amount that reflected the Company’s reasonable estimate at the time.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, British Pound, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2018, the Company had outstanding foreign currency forward contracts in an asset position with a fair value of $1 million and a notional value of $26 million. As of December 31, 2017, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of less than $1 million and a notional value of $25 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. Interest rate swaps with a notional value of $425 million expired February 10, 2018. As of March 31, 2018, the Company had interest rate swaps with an aggregate notional value of $1,050 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swap contracts	Other non-current assets	$9	$—
	Other current and non-current liabilities	6	13

The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain Recognized for Derivative Instruments	Gain Recognized on Derivatives
		Three Months Ended March 31,
		2018	2017
Interest rate swap contracts	Interest expense	$(12)	$(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $6 million and $7 million at March 31, 2018 and December 31, 2017, respectively.
Supplemental Cash Flow Information
Significant non-cash transactions during the three months ended March 31, 2018 and 2017 included capital lease additions of $4 million and $5 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Stock-Based Compensation
During the three months ended March 31, 2018, the Company granted 0.4 million shares of non-qualified stock options for a weighted exercise price of $25.35 and 1.1 million shares of restricted stock units ("RSUs") at a weighted average grant date fair value of $25.45.
Effective March 1, 2018, the Board approved, subject to stockholder approval at the 2018 Annual Meeting, the Realogy Holdings Corp. 2018 Long-Term Incentive Plan, as amended (the "2018 LTIP"). Options and RSUs included in the 2018 LTIP were granted on March 1, 2018. In addition to these awards, RSUs and PSUs aggregating 0.8 million shares were also awarded on March 1, 2018, but the grant was subject to approval of the 2018 LTIP at the 2018 Annual Meeting of Stockholders held on May 2, 2018. The stockholders approved the 2018 LTIP at the May 2, 2018 Annual Meeting and the Company will accordingly treat May 2, 2018 as the grant date for these awards and expense those awards from that date over the balance of the vesting or performance period.
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
The Company's Board of Directors authorized a share repurchase program of up to $275 million, $300 million and $350 million of the Company's common stock in February 2016, 2017 and 2018, respectively.
As of March 31, 2018, the Company had repurchased and retired 20.2 million shares of common stock for an aggregate of $275 million under the February 2016 share repurchase program and $299 million under the February 2017 share repurchase program at a total weighted average market price of $28.36 per share, including 3.7 million shares of common stock repurchased during the first quarter of 2018 for $99 million at a weighted average market price of $26.58 per share. As of March 31, 2018, $351 million remained available for repurchase under the share repurchase programs.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. The Board declared and paid a quarterly cash dividend of $0.09 per share of the Company’s common stock during the first quarter of 2018.
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
Recently Adopted Accounting Pronouncements
In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers" (the "new revenue standard"). The objective of the new revenue standard is to provide a single, comprehensive revenue recognition model for all contracts with customers to improve comparability within industries, across industries, and across capital markets. The new revenue standard contains principles that an entity will apply to determine the measurement of revenue and the timing of revenue recognition. The Company rewrote its current revenue recognition accounting policies based on the five-step model provided in the new revenue standard, assessed the redesign of internal controls, as well as evaluated the expanded disclosure requirements. After a review of the Company's revenue streams, the Company determined that the new revenue standard did not have a material impact on financial results as the majority of the Company's revenue is recognized at the completion of a homesale transaction which did not result in a change in the timing of recognition of revenue transactions under the new revenue standard. The Company adopted the new revenue standard on January 1, 2018 using the modified retrospective transition method in which the cumulative effect of applying the new revenue standard was recognized as an adjustment to the opening balance of retained earnings. See Note 2, "Revenue Recognition" for further details.
In February 2018, the FASB issued a new standard which permits companies to reclassify certain income tax effects resulting from the 2017 Tax Act, called "stranded tax effects", from accumulated other comprehensive income ("AOCI") to retained earnings. According to the new guidance, the reclassification amount should include the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the 2017 Tax Act related to items remaining in AOCI. The guidance is effective for all companies for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years, with early adoption is permitted. The Company early adopted this standard in the first quarter of 2018 which resulted in a debit to Accumulated other comprehensive loss and a credit to Accumulated deficit for $9 million. The Company’s accounting policy for releasing income tax effects from AOCI is to release those effects when our entire portfolio of the type of item is liquidated.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In February 2016, the FASB issued its new standard on leases which requires virtually all leases to be recognized on the balance sheet. Lessees will recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, the FASB retained a dual model, requiring leases to be classified as either operating or finance leases. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for annual periods beginning after December 15, 2018. Early adoption is permitted. The new leasing standard requires modified retrospective transition, which requires application of the new guidance at the beginning of the earliest comparative period presented in the year of adoption. In January 2018, the FASB issued a proposed ASU that would allow entities to elect a simplified transition approach which would require applying the provisions of the new guidance at the effective date (e.g., January 1, 2019) as opposed to the earliest period presented under the modified retrospective approach (January 1, 2017). While the Company is still evaluating the impact of the standard on its consolidated financial statements, it does expect that the right to use asset and lease liability recorded on its Consolidated Balance Sheets will be material. The Company disclosed its future lease obligations in Note 13. "Commitments and Contingencies" of the Annual Report on Form 10-K for the year ended December 31, 2017. The Company is in the process of evaluating its policies and internal controls as well as implementing a new lease management system which will be utilized to account for leases under the new guidance once adopted.

2.	REVENUE RECOGNITION
Adoption of the New Revenue Standard
Effective January 1, 2018, the Company adopted the new revenue standard using the modified retrospective method. Results for reporting periods beginning after January 1, 2018 are presented under the new revenue standard; however, the comparative prior period amounts have not been restated and continue to be reported in accordance with historic accounting under ASC Topic 605. The majority of the Company's revenue continues to be recognized at the completion of a homesale transaction under the new revenue standard, however as a result of the adoption the Company recognized additional contract liabilities and deferred assets associated with certain other revenue streams. As of January 1, 2018, the Company recorded a net debit to its opening Accumulated deficit of $22 million, net of tax, due to the cumulative impact of adopting the new revenue standard, with the impact primarily related to the recognition of additional contract liabilities for initial area development fees and deferred assets for prepaid commissions.
Contract Liabilities for Initial Area Development Fees ("ADF"):
Contract liabilities are recorded when cash payments are received or due in advance of the Company's performance. The Company records these as deferred revenues and are classified as current or non-current liabilities in the Condensed Consolidated Balance Sheets based on the expected timing of revenue recognition.
The Real Estate Franchise Services segment collects an initial ADF for international territory transactions, which are recorded as deferred revenue when received and recognized into revenue over the term of the agreement, typically 25 years, as consideration for the right to access and benefit from Realogy’s brands. ADFs were recognized as revenue upfront when received under historical guidance.
Prepaid Commissions:
The incremental direct costs of obtaining a contract, which primarily consist of franchise sales commissions, are deferred and amortized generally over the estimated life of the customer relationship for domestic and international contracts. The Company classifies prepaid commissions as current or non-current assets in the Condensed Consolidated Balance Sheets based on the expected timing of recognizing expense.
The Real Estate Franchise Services segment recognizes a deferred asset for commissions paid to Realogy franchise sales employees upon the sale of a new franchise. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or the amount of the ADF and is amortized over the estimated life of franchise customer relationships, 30 years for domestic franchise agreements, or the agreement term for international franchise agreements which is generally 25 years. Franchise sales commissions were expensed upfront when paid under historical guidance.
Practical Expedients and Exemptions:
The Company elected to apply the practical expedient that only requires the Company to apply the revenue standard to contracts that were open as of the beginning of the earliest period presented which impacted the amount of prepaid commissions capitalized.
The majority of the Company's contracts are transactional in nature or have a duration of one-year or less. Accordingly, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

The cumulative effect of the changes made to the Condensed Consolidated Balance Sheets for the adoption of the new revenue standard were as follows:

	Balance Sheet accounts prior to the new revenue standard adoption adjustments	Adjustments due to the adoption of the new revenue standard	Balance Sheet accounts after the new revenue standard adoption adjustments
ASSETS
Current assets:
Trade receivables	$153	$1	$154
Other current assets	179	2	181
Total current assets	789	3	792
Other non-current assets	222	23	245
Total assets	$7,337	$26	$7,363

LIABILITIES AND EQUITY
Current liabilities:
Accrued expenses and other current liabilities	$478	$2	$480
Total current liabilities	955	2	957
Deferred income taxes	327	(8)	319
Other non-current liabilities	212	54	266
Total liabilities	4,715	48	4,763
Equity:
Accumulated deficit (a)	(2,622)	(22)	(2,644)
Accumulated other comprehensive loss (a)	(46)	—	(46)
Total stockholders' equity	2,618	(22)	2,596
Total equity	2,622	(22)	2,600
Total liabilities and equity	$7,337	$26	$7,363
_______________

(a)
Beginning balances have been adjusted for the adoption of the accounting standard update on stranded tax effects related to the 2017 Tax Act which resulted in a debit to Accumulated other comprehensive loss and a credit to Accumulated deficit of $9 million. See Note 1, "Basis of Presentation" in the "Recently Adopted Accounting Pronouncements" section for additional information.

The impact of adopting the new revenue standard, as compared to historic guidance under ASC Topic 605, was immaterial to the Company's Condensed Consolidated Financial Statements as of and for the period ended March 31, 2018.
Revenue Recognition
Revenue is recognized upon the transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services in accordance with the new revenue standard.  The Company's revenue is disaggregated by major revenue categories on our Condensed Consolidated Statements of Operations and further disaggregated by business segment as follows:

	Three Months Ended March 31, 2018
	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Corporate and Other	Total Company
Gross commission income (a)	$—	$902	$—	$—	$—	$902
Service revenue (b)	—	2	78	117	—	197
Franchise fees (c)	139	—	—	—	(60)	79
Other (d)	37	13	1	3	(3)	51
Net revenues	$176	$917	$79	$120	$(63)	$1,229

	Three Months Ended March 31, 2017 (e)
	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Corporate and Other	Total Company
Gross commission income (a)	$—	$881	$—	$—	$—	$881
Service revenue (b)	—	2	76	116	—	194
Franchise fees (c)	134	—	—	—	(59)	75
Other (d)	36	14	1	4	(2)	53
Net revenues	$170	$897	$77	$120	$(61)	$1,203
_______________

(a)
During both the three months ended March 31, 2018 and March 31, 2017, approximately 74% of the Company's total net revenues, related to gross commission income at the Company Owned Brokerage Services segment which is recognized at a point in time at the closing of a homesale transaction.

(b)
During both the three months ended March 31, 2018 and March 31, 2017, approximately 16% of the Company's total net revenues related to service fees primarily consisting of title and escrow fees at the Title and Settlement Services segment (10%), which are recognized at a point in time at the closing of a homesale transaction, and relocation fees at the Relocation Services segment (6%), which are recognized as revenue when or as the related performance obligation is satisfied, which is dependent on the type of service performed. Relocation fees at the Relocation Services segment primarily include: (i) referral fees which are recognized at a point in time at the closing of a homesale transaction, (ii) outsourcing fees, which are management fees charged to clients frequently related to a bundle of relocation services performed and are recognized over the average time period to complete a move, and (iii) referral commissions from third party suppliers which are recognized at the time of the completion of the related service.

(c)
During both the three months ended March 31, 2018 and March 31, 2017, approximately 6% of the Company's total net revenues related to franchise fees at the Real Estate Franchise Services segment, primarily domestic royalties, which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).

(d)
During both the three months ended March 31, 2018 and March 31, 2017, approximately 4% of the Company's total net revenues related to other revenue which comprised of brand marketing funds received at the Real Estate Franchise Services segment from franchisees and other miscellaneous revenues across all of the business segments.

(e)	Prior period amounts have not been adjusted under the modified retrospective method.
The Company's revenue streams are discussed further below by business segment:
Real Estate Franchise Services
The Company franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Non-standard sales incentives are recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes initial franchise fees which are generally non-refundable and recognized by the Company as revenue upon the execution or opening of a new franchisee office to cover the upfront costs associated with opening the franchisee for business under one of Realogy’s brands.
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees decreased from $13 million at January 1, 2018 to $9 million at March 31, 2018 primarily due to amounts recognized into revenue matching expenses for marketing activities partially offset by additional fees received from franchisees during the first quarter of 2018.
The Company collects initial ADFs for international territory transactions, which are recorded as deferred revenue when received and recognized into revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands. The balance for deferred ADFs decreased from $58 million at January 1, 2018 to $57 million at March 31, 2018 due to revenues recognized during the first quarter of 2018 that were included in the deferred revenue balance at the beginning of the period. There were no additional initial area development fees received during the three months ended March 31, 2018.

The Real Estate Franchise Services segment records deferred income related to various other revenue contracts. The balance of other deferred income increased from $8 million at January 1, 2018 to $9 million at March 31, 2018 as a result of cash payments received or due during the first quarter of 2018 partially offset by revenues recognized as the performance obligations were satisfied.
In addition, the Company recognizes a deferred asset for commissions paid to Realogy franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years).
Company Owned Real Estate Brokerage Services
As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). These revenues are referred to as gross commission income. The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as the commission and other agent-related costs line item on the accompanying Condensed Consolidated Statements of Operations.
The Company has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when the new development closes. The balance of advanced commissions related to developments at January 1, 2018 was a liability of $10 million which increased $2 million related to additional commissions received for new developments and decreased $2 million due to revenues recognized on units closed during the three months ended March 31, 2018. The balance of advance commissions related to developments was $10 million at March 31, 2018.
Relocation Services
The Company provides relocation services to corporate and government clients for the transfer of their employees ("transferees"). Such services include homesale assistance including the purchasing and/or selling of a transferee’s home and providing home equity advances to transferees (generally guaranteed by the individual's employer), arranging household goods moving services, and other relocation services such as expense processing, relocation policy counseling, relocation-related accounting, coordinating visa and immigration support, intercultural and language training and destination services. In the majority of relocation transactions, the gain or loss on the sale of a transferee’s home is generally borne by the individual's employer. Clients may pay an outsourcing management fee that can cover several of the relocation services listed above, according to the clients' specific needs. In addition, the Company provides home buying and selling assistance to members of Affinity organizations.
The Company earns referral commission revenue primarily from real estate brokers for the home sale and purchase of transferees and Affinity members, which is recognized at a point in time when the underlying property closes, and revenues from other third-party service providers where the Company earns a referral commission, which is recognized at the point in time at the completion of services. Furthermore, the Company generally earns interest income on the funds it advances on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the securitization obligations) in the accompanying Condensed Consolidated Statements of Operations.
The Company earns revenues from outsourcing management fees charged to clients for the performance and facilitation of relocation services. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for outsourcing management fees increased from $5 million on January 1, 2018 to $6 million on March 31, 2018. The increase was primarily due to additions of $13 million during the first quarter of 2018 primarily related to new management fees billed on new relocation files in the first quarter of 2018, in advance of the Company satisfying its performance obligation, partially offset by a $12 million decrease as a result of revenues recognized during the first quarter of 2018 as the performance obligations were satisfied.

The Relocation Services segment manages the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Network fees are billed in the fourth quarter of the previous year for the following year's membership and recognized into revenue on a straight-line basis each month during the membership period. The balance for Cartus Broker Membership decreased from $8 million at January 1, 2018 to $6 million at March 31, 2018 primarily due to $3 million of revenues recognized during the first quarter of 2018 that were included in the deferred revenue balance at the beginning of the period.
Title and Settlement Services
The Company provides title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues, which are recorded net of amounts remitted to third-party insurance underwriters, and title and closing service fees are recorded at a point in time which occurs at the time a homesale transaction or refinancing closes. The Company also owns an underwriter of title insurance. For independent title agents, the underwriter recognizes policy premium revenue on a gross basis (before deduction of agent commission) upon notice of policy issuance from the agent. For affiliated title agents, the underwriter recognizes the incremental policy premium revenue upon the effective date of the title policy as the agent commission revenue is already recognized by the affiliated title agent.
Contract Balances (Deferred Revenue)
The following table shows the change in the Company's contract liabilities related to revenue contracts by reportable segment for the period:

	Three Months Ended March 31, 2018
	Beginning Balance at January 1, 2018	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2018
Real Estate Franchise Services (a)	$79	$30	$(34)	$75
Company Owned Real Estate Brokerage Services	17	3	(4)	16
Relocation Services	18	19	(19)	18
Total	$114	$52	$(57)	$109
_______________

(a)	Revenues recognized include intercompany marketing fees paid by the Company Owned Real Estate Brokerage Services segment.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2017	$3,315	$1,062	$641	$478	$5,496
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2017	2,292	904	360	154	3,710
Goodwill acquired (a)	—	1	—	—	1
Balance at March 31, 2018	$2,292	$905	$360	$154	$3,711
_______________

(a)	Goodwill acquired during the three months ended March 31, 2018 relates to the acquisition of one real estate brokerage operation.

Intangible assets are as follows:

	As of March 31, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$742	$1,277	$2,019	$725	$1,294
Indefinite life—Trademarks (b)	$749		$749	$749		$749
Other Intangibles
Amortizable—License agreements (c)	$45	$10	$35	$45	$10	$35
Amortizable—Customer relationships (d)	549	341	208	549	335	214
Indefinite life—Title plant shares (e)	18		18	18		18
Amortizable—Pendings and listings (f)	—	—	—	2	1	1
Amortizable—Other (g)	33	18	15	33	17	16
Total Other Intangibles	$645	$369	$276	$647	$363	$284
_______________

(a)	Generally amortized over a period of 30 years.

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

(d)
Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment and our Company Owned Real Estate Brokerage Services segment. These relationships are being amortized over a period of 2 to 20 years.

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2018	2017
Franchise agreements	$17	$17
License agreements	—	—
Customer relationships	6	6
Pendings and listings	1	1
Other	1	2
Total	$25	$26
Based on the Company’s amortizable intangible assets as of March 31, 2018, the Company expects related amortization expense for the remainder of 2018, the four succeeding years and thereafter to be approximately $73 million, $97 million, $95 million, $93 million, $92 million and $1,085 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2018	December 31, 2017
Accrued payroll and related employee costs	$86	$140
Accrued volume incentives	30	41
Accrued commissions	34	38
Restructuring accruals	12	5
Deferred income	65	68
Accrued interest	35	13
Contingent consideration for acquisitions	26	26
Due to former parent	18	18
Other	120	129
Total accrued expenses and other current liabilities	$426	$478

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2018	December 31, 2017
Senior Secured Credit Facility:
Revolving Credit Facility	$302	$70
Term Loan B (1)	1,060	1,063
Term Loan A Facility:
Term Loan A (1)	745	390
Term Loan A-1	—	339
4.50% Senior Notes	445	444
5.25% Senior Notes	546	546
4.875% Senior Notes	497	496
Total Short-Term & Long-Term Debt	$3,595	$3,348
Securitization Obligations:
Apple Ridge Funding LLC	$170	$181
Cartus Financing Limited	14	13
Total Securitization Obligations	$184	$194
_______________

(1)	As of March 31, 2018, after giving effect to the February 2018 refinancing transactions discussed in this Note 5 under the headings "Senior Secured Credit Facility" and "Term Loan A Facility."
Indebtedness Table
As of March 31, 2018, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$302	$ *	$302
Term Loan B	(3)	February 2025	1,077	17	1,060
Term Loan A Facility:
Term Loan A	(4)	February 2023	750	5	745
Senior Notes	4.50%	April 2019	450	5	445
Senior Notes	5.25%	December 2021	550	4	546
Senior Notes	4.875%	June 2023	500	3	497
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2018	170	*	170
Cartus Financing Limited (7)		August 2018	14	*	14
Total (8)			$3,813	$34	$3,779
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of March 31, 2018, the Company had $1,400 million of borrowing capacity under its Revolving Credit Facility, leaving $1,098 million of available capacity. The Revolving Credit Facility expires in February 2023, but is classified on the balance sheet as current due to the revolving nature of the facility. On May 1, 2018, the Company had $372 million in outstanding borrowings under the Revolving Credit Facility, leaving $1,028 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at March 31, 2018 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2018.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commence on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the last amortization payment to be made on February 8, 2023. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2018.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of March 31, 2018, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $80 million of available capacity.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of March 31, 2018, the Company had $21 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $7 million of available capacity.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $74 million with $66 million utilized at a weighted average rate of 3.24% at March 31, 2018.
Maturities Table
As of March 31, 2018, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2018 and each of the next four years is as follows:

Year	Amount
Remaining 2018 (a)	$324
2019	480
2020	44
2021	613
2022	81
_______________

(a)
The current portion of long-term debt consists of remaining 2018 amortization payments totaling $14 million and $8 million for the Term Loan A and Term Loan B facilities, respectively, as well as $302 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023, but are classified on the balance sheet as current due to the revolving nature of the facility.

Senior Secured Credit Facility
In February 2018, the Company entered into fifth and sixth amendments to the Amended and Restated Senior Secured Credit Agreement dated as of March 5, 2013 (as amended, amended and restated, modified or supplemented from time to time, the "Senior Secured Credit Agreement") that respectively (i) replaced the approximately $1,100 million Term Loan B due July 2022 with a new $1,080 million Term Loan B due February 2025 and (ii) increased the borrowing capacity under its Revolving Credit Facility to $1,400 million from the prior $1,050 million and extended the maturity date to February 2023 from October 2020.
The Senior Secured Credit Agreement provides for:

(a)
the Term Loan B issued in the original aggregate principal amount of $1,080 million with a maturity date of February 2025. The Term Loan B has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at Realogy Group's option, adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%); and

(b)
a $1,400 million Revolving Credit Facility with a maturity date of February 2023, which includes a $125 million letter of credit subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At March 31, 2018, Realogy Group was in compliance with the senior secured leverage ratio covenant.
Term Loan A Facility
In February 2018, Realogy Group entered into a second amendment to the Term Loan A senior secured credit agreement. Under the amendment, the Company aggregated the existing $435 million Term Loan A and $355 million Term Loan A-1 tranches due October 2020 and July 2021, respectively, into a new single tranche of $750 million Term Loan A due February 2023. The Term Loan A provides for quarterly amortization payments totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, which commence on June 30, 2018 and continue through February 8, 2023. The interest rates with respect to the Term Loan A are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
Unsecured Notes
The 4.50% Senior Notes, 5.25% Senior Notes and 4.875% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on April 15, 2019, December 1, 2021 and June 1, 2023, respectively. Interest on the Unsecured Notes is payable each year semiannually on April 15 and October 15 for the 4.50% Senior Notes and June 1 and December 1 for both the 5.25% Senior Notes and 4.875% Senior Notes.
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The indentures governing the Unsecured Notes contain affirmative and negative covenants of Realogy Group and the subsidiary guarantors.

Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. At March 31, 2018, the capacity of the facility was $74 million with $66 million being utilized and at December 31, 2017, the capacity of the facility was $74 million with $69 million being utilized. The facility's expiration dates are as follows:

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
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. The program expires in June 2018 and has a capacity of $250 million. At March 31, 2018, Realogy Group had $170 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2018. There were $14 million of outstanding borrowings on the facilities at March 31, 2018. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $239 million and $218 million of underlying relocation receivables and other related relocation assets at March 31, 2018 and December 31, 2017, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million and $1 million for the three months ended March 31, 2018 and 2017, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.6% and 3.3% for the three months ended March 31, 2018 and 2017, respectively.

Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in February 2018, the Company recorded a loss on the early extinguishment of debt of $7 million and wrote off financing costs of $2 million to interest expense during the three months ended March 31, 2018.
As a result of a refinancing transaction completed in January 2017, the Company recorded a loss on the early extinguishment of debt of $4 million during the three months ended March 31, 2017.

6.	RESTRUCTURING COSTS
Restructuring charges were $30 million and $5 million for the three months ended March 31, 2018 and 2017, respectively. The components of the restructuring charges for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31,
	2018	2017
Personnel-related costs (1)	$14	$5
Facility-related costs (2)	9	—
Internal use software impairment (3)	7	—
Total restructuring charges	$30	$5
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

(2)
Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, lease payments, net of applicable sublease income, that will continue to be incurred under the contract for its remaining term without economic benefit to the Company, accelerated depreciation on asset disposals and other facility and employee relocation related costs.

(3)
Internal use software impairment relates to development costs capitalized for a project that was determined to not meet the Company's strategic goals when analyzed by the Company's new leadership team.

Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan include senior leadership realignment, an enhanced focus on technology and talent, as well as further attention on office footprint and other operational efficiencies, including the consolidation of certain support services provided to the Company Owned Real Estate Brokerage Services and Real Estate Franchise Services segments.
The following is a reconciliation of the beginning and ending reserve balances for the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Personnel-related costs	Facility-related costs	Internal use software impairment	Total
Balance at December 31, 2017	$—	$—	$—	$—
Restructuring charges	14	8	7	29
Costs paid or otherwise settled	(8)	(1)	(7)	(16)
Balance at March 31, 2018	$6	$7	$—	$13
The following table shows the total costs currently expected to be incurred by type of cost the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$17	$14	$3
Facility-related costs	17	8	9
Internal use software impairment	7	7	—
Total	$41	$29	$12

The following table shows the total costs currently expected to be incurred by reportable segment for the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$2	$2	$—
Company Owned Real Estate Brokerage Services	27	16	11
Relocation Services	9	8	1
Title and Settlement Services	1	1	—
Corporate and Other	2	2	—
Total	$41	$29	$12
Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focused on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action was designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focused on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The expected costs of activities undertaken in connection with the restructuring plan are largely complete. At December 31, 2017, the remaining liability was $7 million. During the three months ended March 31, 2018, the Company incurred facility-related costs of $1 million and paid or settled costs of $3 million, resulting in a remaining accrual of $5 million.
7.     EARNINGS (LOSS) PER SHARE
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
The Company was in a net loss position for the three months ended March 31, 2018 and 2017, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2018 and 2017, the number of shares of common stock issuable for incentive equity awards, with performance awards based on the achievement of 100% of target amounts, was 7.6 million and 7.3 million, respectively.
In the first quarter of 2018, the Company repurchased and retired 3.7 million shares of common stock for $99 million at a weighted average market price of $26.58 per share. The shares repurchased include 202,860 shares for which the trade date occurred in late March 2018 while settlement occurred in April 2018. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

8.	COMMITMENTS AND CONTINGENCIES
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
Real Estate Business Litigation
Dodge, et al. v. PHH Corporation, et al., formerly captioned Strader, et al. and Hall v. PHH Corporation, et al.  (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  On May 19, 2017, the parties held a mediation session, at which they agreed in principle to a settlement of the action, pursuant to which the Company would pay approximately $8 million (or one-half of the settlement). In settling the matter, the Company specifically denied any wrongdoing with respect to the claims asserted in the case.  As a result of the settlement, the Company accrued $8 million in the second quarter of 2017 and the liability is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. On January 29, 2018, the Court issued an order granting preliminary approval of the settlement, directed class notices to be sent by February 2018 and set the hearing on final approval of the settlement for August 16, 2018. Class notices were sent in February 2018.
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
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
In 2006, Realogy Group entered into certain guarantee commitments with Cendant (pursuant to the assumption of certain liabilities and the obligation to indemnify Cendant, Wyndham Worldwide and Travelport for such liabilities). These guarantee arrangements primarily relate to certain contingent litigation liabilities, contingent tax liabilities, and other corporate liabilities, of which Realogy Group assumed and is generally responsible for 62.5%.
The due to former parent balance was $18 million at both March 31, 2018 and December 31, 2017, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $548 million at March 31, 2018 and $469 million at December 31, 2017. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

9.	SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and Operating EBITDA. Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, losses on the early extinguishment of debt, asset impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets. The Company’s presentation of Operating EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a) (b)
	Three Months Ended March 31,
	2018	2017
Real Estate Franchise Services	$176	$170
Company Owned Real Estate Brokerage Services	917	897
Relocation Services	79	77
Title and Settlement Services	120	120
Corporate and Other (c)	(63)	(61)
Total Company	$1,229	$1,203
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $63 million and $61 million for the three months ended March 31, 2018 and 2017, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $8 million for both the three months ended March 31, 2018 and 2017. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended March 31,
	2018	2017
Real Estate Franchise Services	$105	$102
Company Owned Real Estate Brokerage Services	(45)	(21)
Relocation Services	(1)	1
Title and Settlement Services	(6)	2
Corporate and Other (a)	(19)	(23)
Total Company	$34	$61
Less: Depreciation and amortization (b)	$50	$50
Interest expense, net	33	39
Income tax benefit	(19)	(9)
Restructuring costs (c)	30	5
Loss on the early extinguishment of debt (d)	7	4
Net loss attributable to Realogy Holdings and Realogy Group	$(67)	$(28)
_______________

(a)	Includes the elimination of transactions between segments.

(b)
Depreciation and amortization for the three months ended March 31, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(c)
Includes restructuring charges of $2 million in the Real Estate Franchise Services segment, $17 million in the Company Owned Real Estate Brokerage Services segment, $8 million in the Cartus segment, $1 million at Title and Settlement Services segment and $2 million in Corporate and Other for the three months ended March 31, 2018. Includes restructuring charges of $5 million in the Company Owned Real Estate Brokerage Services segment for the three months ended March 31, 2017.

(d)	Loss on the early extinguishment of debt is recorded in the Corporate and Other segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2017 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. See "Forward-Looking Statements" in this report and "Forward-Looking Statements" and "Risk Factors" in our 2017 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2018, our real estate franchise systems and proprietary brands had approximately 289,000 independent sales agents worldwide (which included approximately 50,100 company owned brokerage independent sales agents), including approximately 190,800 independent sales agents operating in the U.S. As of March 31, 2018, our real estate franchise systems and proprietary brands had approximately 15,100 offices (which included approximately 770 company owned brokerage offices) worldwide in 117 countries and territories, including approximately 6,000 brokerage offices in the U.S.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business with approximately 770 owned and operated brokerage offices with approximately 50,100 independent sales agents principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty® Citi HabitatsSM and Climb Real Estate® brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also included the Company's share of earnings for our PHH Home Loans venture, which was sold to PHH in the first quarter of 2018 and we transitioned to our new mortgage origination joint venture with Guaranteed Rate Affinity, which is included in the financial results of the Title and Settlement Services segment.

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

We pursue technology-enabled solutions for the real estate brokerages and independent sales agents in our franchise system as well as their customers, including through ZapLabs LLC, our wholly-owned subsidiary and developer of our proprietary technology platform.

RECENT DEVELOPMENTS
Refinancing
In February 2018, the Company completed debt transactions which:

•	amended its Revolving Credit Facility by increasing the capacity from $1,050 million to $1,400 million and extending the maturity date from October 2020 to February 2023;

•
refinanced the existing aggregate $733 million Term Loan A and Term Loan A-1 tranches due October 2020 and July 2021, respectively, into a new single tranche of $750 million Term Loan A due February 2023 (which included incremental borrowings of $17 million); and

•	refinanced the existing $1,083 million Term Loan B due July 2022 with a new Term Loan B issued at par in the amount of $1,080 million and with a maturity date in February 2025.
The interest rates with respect to the Revolving Credit Facility and Term Loan A are the same that had been in place under the Term Loan A-1. The Term Loan A provides for quarterly amortization payments on the last day of each quarter, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, commencing June 30, 2018, with the balance of the Term Loan A due in full in February 2023. The interest rate and amortization with respect to Term Loan B is unchanged. The other terms of the Revolving Credit Facility, Term Loan A and Term Loan B are substantially the same as those in place prior to the transactions.
Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive our business forward and enhance stockholder value. The key aspects of this plan include senior leadership realignment, an enhanced focus on technology and talent, as well as further attention on office footprint and other operational efficiencies, including the consolidation of certain support services provided to NRT and RFG.
Total expected restructuring costs of approximately $41 million are currently anticipated to be incurred through the end of 2018. As of March 31, 2018, cost savings related to the restructuring activities were estimated to be approximately $45 million on an annual run rate basis.
The following table reflects the total amount of restructuring costs for the Company's restructuring program related to leadership realignment and other restructuring activities by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
RFG	$2	$2	$—
NRT	27	16	11
Cartus	9	8	1
TRG	1	1	—
Corporate and Other	2	2	—
Total	$41	$29	$12

CURRENT INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the first quarter of 2018, homesale transaction volume increased 2% due to a 2% decrease in the number of homesale transactions offset by a 4% increase in the average homesale price. We believe the increase in the average homesales price is primarily a function of high demand against a limited supply of homes for sale. A number of factors may have contributed to the decline in homesale transactions during the first quarter of 2018, including the limited supply of inventory, mortgage rate increases, income tax reform, inclement weather in the Northeast and Midwest and stock market volatility. We are unable to extrapolate the relative impact that each of these factors may have had on regional and local markets in the United States, however, we believe that regional NAR data suggests that inventory constraints are an important, but not the only, factor influencing homesale transaction volume.
RFG and NRT homesale transaction volume on a combined basis increased 4% in the first quarter of 2018. NRT transaction volume increased 2%, as a result of a 1% decrease in existing homesale transactions and a 3% increase in average homesale price. RFG's transaction volume increased 5% as a result of a 1% decrease in existing homesale transactions and a 6% increase in average homesale price.
Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Competition for independent sales agents in our industry, including within our franchise system, is high, in particular with respect to more productive sales agents. Most of a brokerage's real estate listings are sourced through the sphere of influence of their independent sales agents, notwithstanding the growing influence of internet-generated leads. Competition for independent sales agents is generally subject to numerous factors, including:

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
While the execution of these recruiting and retention initiatives increased NRT's commission expense, and is expected to continue to increase, and adversely impact the margin earned by NRT, we expect that the continued execution of the initiatives and associated revenues from increased homesale transaction volume will (i) positively impact RFG results (via intercompany royalties) in the near term, (ii) over the longer term, improve NRT's operating results and (iii) continue to positively impact our market share.
NRT has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. During 2017, NRT experienced stronger growth in its new development business with a significant increase in the number of closed transactions from 2016. This growth was largely due to the timing of closings of several major developments during the year. During the first quarter of 2018, there was a decrease in revenue related to our new development business as a result of lower closing volume due to long cycle times with irregular project completion timing. While our current new development pipeline remains robust over the next several years, due to the timing of anticipated closings and the cyclical nature of this business, we expect a reduction in the number of closed transactions in 2018 and a corresponding reduction in related earnings to NRT, with a significant portion of the remaining impact expected in the second quarter of 2018.
Low housing inventory levels continue to be an industry-wide concern. According to NAR, the inventory of existing homes for sale in the U.S. was 1.7 million and 1.8 million at the end of March 2018 and March 2017, respectively. The March 2018 inventory represents a national average supply of 3.6 months at the current homesales pace which is significantly below the 5.9 month 25-year average as of December 31, 2017.
As reported by NAR, the composite housing affordability index decreased to 160 for February 2018 from 164 for February 2017 as a result of lower inventory levels at higher prices and higher mortgage rates, partially offset by increasing wages. Despite the year over year decrease, the housing affordability index has continued to be at historically favorable levels and remains higher than the 25-year average of 142. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 3.99% for 2017 and the rate at March 31, 2018 was 4.44%. Although mortgage rates have increased approximately 20 basis points to 4.44% as of March 31, 2018 from 4.20% as of March 2017, they continue to be at low levels compared to the 25-year average of 5.95%. While this increase adversely impacts housing affordability, we believe that rising wages, improving consumer confidence, the potential availability of alternative mortgage arrangements, increasing rent prices and a continuation of low inventory levels for the mainstream housing market may offset, in whole or in part, rising interest rates and may result in continued favorable demand conditions. Nevertheless, we could be negatively impacted by any rising interest rate environment as a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or if potential home buyers choose to rent rather than pay higher mortgage rates.

Existing Homesales
For the quarter ended March 31, 2018, compared to the same period in 2017, NAR existing homesale transactions decreased to 1.1 million homes, or down 2%. For the quarter ended above, RFG and NRT homesale transactions on a combined basis decreased 1% compared to the same period in 2017. Combined homesale transactions for RFG and NRT benefited from successes under our initiatives focused on growing and retaining our productive independent sales agent base. The annual and quarterly year-over-year trends in homesale transactions are as follows:
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to increase 1% in 2019 while Fannie Mae is forecasting an increase in existing homesale transactions of 2% in 2019.

Existing Homesale Price
For the quarter ended March 31, 2018, compared to the same periods in 2017, NAR existing homesale average price increased 4%. For the quarter ended above, RFG and NRT average homesale price on a combined basis increased 5% compared to the same period in 2017. RFG's average homesale price increased 6% while NRT's average homesale price increased 3%. The difference between the average homesale price increase for RFG compared NRT is due to lower closing volume in NRT's new development business which is typically at a higher price point as well as lower transaction volume in the New York metropolitan market. The annual and quarterly year-over-year trends in the price of homes are as follows:
_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting an increase in median existing homesale price of 3% in 2019 while Fannie Mae is forecasting a 4% increase in 2019.
* * *

We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, most of these factors are generally trending favorably. Factors that may negatively affect continued growth in the housing industry include:

•	continued insufficient inventory levels;

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	reduced affordability of homes;

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

•	changing attitudes towards home ownership;

•	an increase in potential homebuyers with low credit ratings or inability to afford down payments;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	economic stagnation or contraction in the U.S. economy;

•	increased levels of unemployment in the U.S.;

•	a decline in home ownership levels in the U.S.;

•	other legislative or regulatory reforms, including but not limited to reform that adversely impacts the financing of the U.S. housing market; and

•	geopolitical and economic instability.
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

•
comparability is also diminished due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period-over-period changes and their use of median price for their forecasts compared to our average price;

•	NAR historical data is subject to periodic review and revision and these revisions have been material in the past, and could be material in the future; and

•	NAR and Fannie Mae generally update their forecasts on a monthly basis and a subsequent forecast may change materially from a forecast that was previously issued.
While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period could materially differ.
KEY DRIVERS OF OUR BUSINESSES
Within RFG and NRT, we measure operating performance using the following key operating metrics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction. For RFG, we also use net royalty per side, which represents the royalty payment to RFG for each homesale transaction side taking into account royalty rates, volume incentives achieved and non-standard incentives. We utilize net royalty revenue per transaction as it reflects the impact of changes in average homesale price and represents the royalty revenue impact of each incremental side.
Within Cartus, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In TRG, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of TRG; however, the financial results are not significantly impacted by a change in homesale price. We believe that further increases in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.
The following table presents our drivers for the three months ended March 31, 2018 and 2017. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2018	2017	% Change
RFG (a)
Closed homesale sides	223,990	225,250	(1%)
Average homesale price	$292,580	$275,828	6%
Average homesale broker commission rate	2.50%	2.50%	—
Net royalty per side (b)	$310	$298	4%
NRT
Closed homesale sides	66,097	66,570	(1%)
Average homesale price	$525,020	$509,197	3%
Average homesale broker commission rate	2.45%	2.45%	—
Gross commission income per side	$13,666	$13,261	3%
Cartus
Initiations	37,953	36,515	4%
Referrals	16,031	15,203	5%
TRG
Purchase title and closing units	31,741	31,297	1%
Refinance title and closing units	5,410	8,533	(37%)
Average fee per closing unit	$2,161	$2,001	8%
_______________

(a)	Includes all franchisees except for NRT.

(b)
Net royalty per side amounts include the effect of volume incentives and non-standard incentives granted to franchisees. The net royalty per side increase of 4% was below the average homesale price increase of 6% as a result of an increase in sales incentives primarily due to a shift in mix to our top 250 franchisees.

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
Transaction volume growth has exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of non-standard sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation. If the amount of gross commission income generated by our top 250 franchisees continue to grow at a quicker pace relative to our other franchisees, we would expect our royalty revenue to continue to increase, but at a slower pace than homesale transaction volume. Likewise, our royalty revenue would continue to increase, but at a slower pace than homesale transaction volume, if the gross commission income generated by all of our franchisees grows faster than the applicable annual volume incentive table increase or if we increase our use of standard volume or non-standard incentives. However, we expect that any such increases in gross commission income will result in increased royalty payments to us.
Non-standard incentives may also be used as consideration to attract, retain and help grow certain franchisees. Most of our franchisees do not receive these non-standard incentives and in contrast to volume incentives, the majority are not homesale transaction based. We expect that the trend of increasing non-standard incentives will continue in the future in order to attract, retain, and help grow certain franchisees. This may result in slower growth in our net royalty per side as compared to homesale transaction volume.
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

RESULTS OF OPERATIONS
Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and Operating EBITDA. Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, losses on the early extinguishment of debt, asset impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets. Our presentation of Operating EBITDA may not be comparable to similarly titled measures used by other companies.
Three Months Ended March 31, 2018 vs. Three Months Ended March 31, 2017
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2018	2017	Change
Net revenues	$1,229	$1,203	$26
Total expenses (1)	1,311	1,237	74
Loss before income taxes, equity in losses and noncontrolling interests	(82)	(34)	(48)
Income tax benefit	(19)	(9)	(10)
Equity in losses of unconsolidated entities	4	3	1
Net loss	(67)	(28)	(39)
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(67)	$(28)	$(39)
_______________

(1)
Total expenses for the three months ended March 31, 2018 includes $30 million of restructuring charges and $7 million related to loss on the early extinguishment of debt as a result of the debt transactions in the first quarter of 2018, partially offset by $12 million of gains related to mark-to-market adjustments for our interest rate swaps. Total expenses for the three months ended March 31, 2017 includes $5 million of restructuring charges and $4 million related to loss on the early extinguishment of debt, partially offset by $1 million of gains related to mark-to-market adjustments for our interest rate swaps.

Net revenues increased $26 million or 2% for the three months ended March 31, 2018 compared with the three months ended March 31, 2017, principally due to increases in gross commission income and franchise fees as a result of higher homesale transaction volume of 4% on a combined basis for NRT and RFG.
Total expenses increased $74 million or 6% primarily due to:

•
a $40 million increase in commission and other sales agent-related costs due to an increase in homesale transaction volume at NRT and higher sales commissions paid to its independent sales agents including a shift in mix in 2018 from the new development business which typically has lower commission expense compared to traditional brokerage operations;

•
$30 million of restructuring costs primarily for the Company's restructuring program related to leadership realignment and other restructuring activities which began during the first quarter of 2018 compared to $5 million of restructuring costs incurred during the first quarter of 2017 related to the Company's business optimization plan;

•	a $9 million increase in operating expenses primarily driven by a:

◦	a $2 million increase in earn-out costs at NRT;

◦	a $2 million increase in occupancy costs at NRT; and

◦	a $2 million increase in variable operating costs at TRG; and

•	a $5 million increase in marketing expenses comprised of $3 million at RFG and $2 million at NRT.
The expense increases were partially offset by a $6 million net decrease in interest expense to $33 million in the first quarter of 2018 from $39 million in the first quarter of 2017 primarily due to mark-to-market adjustments for our interest rate swaps that resulted in gains of $12 million during the first quarter of 2018 compared to gains of $1 million during the first quarter of 2017, partially offset by an increase in interest expense due to LIBOR rates increases and a $2 million write off of financing costs to interest expense as a result of the refinancing transactions in February of 2018.
Losses from equity investments were $4 million during the first quarter of 2018 compared to $3 million during the first quarter of 2017. The $1 million increase in equity losses is due to equity losses of $4 million at TRG during the first quarter of 2018, primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity, compared to equity earnings of $1 million at TRG during the first quarter of 2017, partially offset by the absence of $4 million of equity losses at NRT related to its investment in PHH Home Loans incurred during the first quarter of 2017.
During the first quarter of 2018, we incurred $30 million of restructuring costs primarily related to the Company's restructuring program related to leadership realignment and other restructuring activities which began in the first quarter of 2018 compared to $5 million of costs related to the Company's business optimization initiatives in the first quarter of 2017. The Company expects to incur an additional $12 million related to the current restructuring plan bringing the estimated total cost of the plan to $41 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a $19 million benefit for the three months ended March 31, 2018 compared to a $9 million benefit for the three months ended March 31, 2017. Our federal and state blended statutory rate is estimated to be 27% for 2018 and our full year effective tax rate is estimated to be 29%. Our effective tax rate was 22% and 24% for the three months ended March 31, 2018 and March 31, 2017, respectively. The effective tax rate in each reporting period was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant. There were no changes to the net benefit recorded during the year ended December 31, 2017 relating to the 2017 Tax Act which was a provisional amount that reflected the Company’s reasonable estimate at the time.
The following table reflects the results of each of our reportable segments during the three months ended March 31, 2018 and 2017:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Margin		Change
	2018	2017			2018	2017			2018	2017
RFG	$176	$170	$6	4%	$105	$102	$3	3%	60%	60%	—
NRT	917	897	20	2	(45)	(21)	(24)	(114)	(5)	(2)	(3)
Cartus	79	77	2	3	(1)	1	(2)	*	(1)	1	(2)
TRG	120	120	—	—	(6)	2	(8)	*	(5)	2	(7)
Corporate and Other	(63)	(61)	(2)	*	(19)	(23)	4	*
Total Company	$1,229	$1,203	$26	2%	$34	$61	$(27)	(44%)	3%	5%	(2)
Less: Depreciation and amortization (b)					50	50
Interest expense, net					33	39
Income tax benefit					(19)	(9)
Restructuring costs (c)					30	5
Loss on the early extinguishment of debt (d)					7	4
Net loss attributable to Realogy Holdings and Realogy Group					$(67)	$(28)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $63 million and $61 million during the three months ended March 31, 2018 and 2017, respectively.

(b)
Depreciation and amortization for the three months ended March 31, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(c)
Restructuring charges incurred for the three months ended March 31, 2018 include $2 million at RFG, $17 million at NRT, $8 million at Cartus, $1 million at TRG and $2 million at Corporate and Other. Restructuring charges incurred for the three months ended March 31, 2017 include $5 million at NRT.

(d)	Loss on the early extinguishment of debt is recorded in the Corporate and Other segment.

As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 2 percentage points to 3% from 5% for the three months ended March 31, 2018 compared to the same period in 2017. On a segment basis, RFG's margin remained flat at 60%. NRT's margin decreased 3 percentage points to negative 5% from negative 2% primarily due to higher sales commission percentages paid to its independent sales agents during the first quarter of 2018 compared to the same period in 2017 and the impact of lower closing volume in our new development business, which typically has higher margins and very long cycle times with irregular project completion timing. Cartus' margin decreased 2 percentage points to negative 1% from 1% primarily due to the negative impact from foreign currency exchange rates. TRG's margin decreased 7 percentage points to negative 5% from 2% primarily due to losses from equity investments during the first quarter of 2018 as a result of costs associated with the ramp up of operations of Guaranteed Rate Affinity.
Corporate and Other Operating EBITDA for the three months ended March 31, 2018 increased $4 million to negative $19 million primarily due to a $3 million decrease in professional fees supporting strategic initiatives during the first quarter of 2018 compared to 2017.
Real Estate Franchise Services (RFG)
Revenues increased $6 million to $176 million and Operating EBITDA increased $3 million to $105 million for the three months ended March 31, 2018 compared with the same period in 2017.
The increase in revenue was driven by a $3 million increase in third-party domestic franchisee royalty revenue primarily due to a 6% increase in the average homesale price, partially offset by a 1% decrease in the number of homesale transactions and a $1 million increase in non-standard incentive amortization. Brand marketing fund revenue and related expense both increased $3 million, primarily due to the level of advertising spend during the first quarter of 2018 compared with 2017.
The intercompany royalties received from NRT of $60 million and $59 million during the first quarter of 2018 and 2017, respectively, are eliminated in consolidation against the same expense reflected in NRT's segment results.
The $3 million increase in Operating EBITDA was principally due to the $6 million increase in revenues discussed above, partially offset by a $3 million increase in brand marketing fund expense discussed above.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $20 million to $917 million and Operating EBITDA decreased $24 million to negative $45 million for the three months ended March 31, 2018 compared with the same period in 2017.
The revenue increase of $20 million was comprised of a $14 million increase in commission income earned on homesale transactions by our existing brokerage operations despite a decrease in revenue from our new development business. Commission income also included a $6 million increase in commission income earned from acquisitions. The increase was driven by a 3% increase in the average price of homes, partially offset by a 1% decrease in the number of homesale transactions. NRT's average homesale price increased due to a function of high demand against limited supply of homes for sale but this was partially offset by lower closing volume in NRT's new development business which is generally at a higher price point and lower transaction volume in the New York metropolitan market.
Operating EBITDA decreased $24 million primarily due to:

•
a $40 million increase in commission expenses paid to independent sales agents from $605 million in the first quarter of 2017 to $645 million in the first quarter of 2018. The $40 million increase is comprised of a $36 million increase in commission expense due to our existing brokerage operations as a result of the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume including a shift in mix in 2018 from the new development business which typically has lower commission expense compared to traditional brokerage operations, as well as a $4 million increase in commission expense related to acquisitions;

•	a $7 million increase in other costs including a $2 million increase in earn-out costs and a $2 million increase in occupancy costs; and

•	a $2 million increase in marketing expenses.

These Operating EBITDA decreases were partially offset by:

•	the $20 million increase in revenues discussed above;

•	the absence of $4 million in losses from our equity method investment in PHH Home Loans in the first quarter of 2017; and

•	a $3 million decrease in employee related costs.
RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 2 percentage points from 8% to 6% primarily due to higher sales commission percentages paid to NRT's independent sales agents and the impact of lower closing volume in our new development business, which typically has higher margins:

	Revenues		Change	% Change	Operating EBITDA (b)		Change	% Change	Margin		Change
	2018	2017			2018	2017			2018	2017
RFG (a)	$113	$109	$4	4%	$42	$41	$1	2%	37%	38%	(1)
NRT (a)	917	897	20	2	18	40	(22)	(55)	2	4	(2)
RFG and NRT Combined	$1,030	$1,006	$24	2%	$60	$81	$(21)	(26%)	6%	8%	(2)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $63 million and $61 million during the three months ended March 31, 2018 and March 31, 2017, respectively.

(b)	NRT Operating EBITDA includes $4 million of equity losses from PHH Home Loans for the three months ended March 31, 2017.
Relocation Services (Cartus)
Revenues increased $2 million to $79 million and Operating EBITDA decreased $2 million to negative $1 million for the three months ended March 31, 2018 compared with the same period in 2017.
Revenues increased $2 million primarily as a result of a $2 million increase in other revenue and a $1 million increase in affinity referrals both primarily due to higher volume, partially offset by a $1 million decrease in international revenue.
Operating EBITDA decreased $2 million primarily as a result of a $2 million net negative impact from foreign currency exchange rates.
Title and Settlement Services (TRG)
Revenues remained flat at $120 million and Operating EBITDA decreased $8 million to negative $6 million for the three months ended March 31, 2018 compared with the same period in 2017.
Revenues remained flat as a result of a $6 million increase in resale revenue due to an increase in resale units, offset by a $6 million decrease in refinancing revenue due to an overall decrease in activity in the refinance market.
Operating EBITDA decreased $8 million as a result of a $3 million increase in losses from the operations of equity investments primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity in the first quarter of 2018, an increase of $3 million in timing of employee-related costs and an increase of $2 million in personnel and operating costs primarily related to market expansion.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2018	December 31, 2017	Change
Total assets	$7,325	$7,337	$(12)
Total liabilities	4,897	4,715	182
Total equity	2,428	2,622	(194)
For the three months ended March 31, 2018, total assets decreased $12 million primarily due to a $45 million decrease in cash and cash equivalents, a $25 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization, a $20 million decrease in other current assets and an $8 million decrease in property and equipment. These decreases were partially offset by a $49 million increase in other non-current assets primarily due to the adjustment to prepaid expenses as a result of the adoption of the new revenue standard related to commissions paid to Realogy franchise sales employees and an increase in deferred financing costs related to the debt transactions that occurred during the first quarter and a $37 million increase in trade and relocation receivables due to seasonal increases in volume.
Total liabilities increased $182 million due to a $247 million increase in corporate debt primarily due to $205 million additional borrowings under the Revolving Credit Facility and a $50 million increase in other non-current liabilities primarily due to deferred income for area development fees for international transactions as a result of the adoption of the new revenue standard. These increases were partially offset by a $52 million decrease in accrued expenses and other current liabilities primarily due to the payment of annual bonuses in the first quarter of 2018, a $36 million decrease in deferred tax liabilities partially due to adjustments related to the adoption of the new revenue standard, a $17 million decrease in accounts payable and a $10 million decrease in securitization obligations.
Total equity decreased $194 million primarily due to a $106 million decrease in additional paid in capital, related to the Company's repurchase of $94 million of common stock and $12 million of dividend payments, as well as an $80 million decrease in accumulated deficit which consists of a net loss of $67 million for the three months ended March 31, 2018 and $22 million due to the cumulative impact of adopting the new revenue standard.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our revolving credit facilities and securitization facilities. In February 2018, the Company increased the borrowing capacity under its Revolving Credit Facility from $1,050 million to $1,400 million and extended the maturities of the Revolving Credit Facility, Term Loan A and Term Loan B.
We intend to use future cash flow primarily to acquire stock under our share repurchase program, pay dividends, enter into strategic relationships and reduce indebtedness. In February 2018, the Company's Board of Directors authorized a new share repurchase program of up to $350 million of the Company’s common stock which was incremental to the remaining authorization under the share repurchase program authorized in 2017. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time. As of March 31, 2018, the Company has repurchased and retired 20.2 million shares of common stock for an aggregate of $574 million under the share repurchase programs at a weighted average market price of $28.36 per share.
Included in the 20.2 million shares of common stock repurchased to date, the Company repurchased 3.7 million shares of common stock for $99 million at a weighted average market price of $26.58 per share during the first three months of 2018. As of March 31, 2018, $351 million remained available for repurchase under the share repurchase programs.
During the period April 1, 2018 through May 1, 2018, we repurchased an additional 1.4 million shares at a weighted average market price of $26.17 per share. Giving effect to these repurchases, all of the remaining capacity under the February 2017 program has been utilized and as of May 1, 2018, we had approximately $316 million of remaining capacity authorized under the February 2018 share repurchase program.

Beginning in August 2016, we initiated and paid a quarterly cash dividend of $0.09 per share and paid $0.09 per share cash dividends in every subsequent quarter. During the first quarter of 2018, we returned $12 million to stockholders through the dividend payments. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions (including restrictive covenants contained in the Company’s credit agreement, and the indenture governing the Company’s outstanding debt securities), capital requirements and other factors that the Board of Directors deems relevant.
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
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. Consequently, our debt balances are generally at their highest levels at or around the end of the first quarter of every year.
Our liquidity position has significantly improved but continues to be impacted by our remaining interest expense and would be adversely impacted by stagnation or a downturn of the residential real estate market or a significant increase in LIBOR or ABR.
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
Cash Flows
At March 31, 2018, we had $182 million of cash and cash equivalents, a decrease of $45 million compared to the balance of $227 million at December 31, 2017. The following table summarizes our cash flows for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$(130)	$(12)	$(118)
Investing activities	(9)	(33)	24
Financing activities	93	(27)	120
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	1	(1)
Net change in cash, cash equivalents and restricted cash	$(46)	$(71)	$25
For the three months ended March 31, 2018, $118 million more cash was used in operating activities compared to the same period in 2017. The change was principally due to $64 million of additional cash used in operating results and $61 million less cash provided by the net change in relocation and trade receivables, partially offset by $7 million less cash used for other assets.
For the three months ended March 31, 2018, we used $24 million less cash for investing activities compared to the same period in 2017 primarily due to $19 million of net cash proceeds received from the dissolution of our interest in PHH Home Loans, LLC and $3 million less cash used for property and equipment additions.

For the three months ended March 31, 2018, $93 million of cash was provided by financing activities compared to $27 million of cash used during the same period in 2017. For the three months ended March 31, 2018, $93 million of cash was provided by additional borrowings under the Revolving Credit Facility of $232 million, partially offset by:

•	$94 million for the repurchase of our common stock;

•	$12 million of dividend payments;

•	an $11 million net decrease in securitization borrowings;

•	$9 million of tax payments related to net share settlement for stock-based compensation;

•	$7 million of other financing payments primarily related to capital leases;

•
$3 million for cash paid as a result of the refinancing transactions in February 2018 related to $16 million of debt issuance costs and $4 million repayment of borrowings under the Term Loan B Facility, partially offset by $17 million of proceeds received under the Term Loan A Facility; and

•	$3 million of quarterly amortization payments on the term loan facilities.
For the three months ended March 31, 2017, $27 million of cash was used for:

•	$57 million for the repurchase of our common stock;

•	$33 million net decrease in securitization borrowings;

•	$13 million of dividend payments;

•	$10 million of quarterly amortization payments on the term loan facilities;

•	$10 million of tax payments related to net share settlement for stock-based compensation;

•	$6 million of debt issuance costs;

•	$5 million of other financing payments primarily related to capital leases and interest rate swaps; and

•	$4 million for payments of contingent consideration;
partially offset by,

•	$110 million of additional borrowings under the Revolving Credit Facility.
Financial Obligations
Indebtedness Table
As of March 31, 2018, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$302	$ *	$302
Term Loan B	(3)	February 2025	1,077	17	1,060
Term Loan A Facility:
Term Loan A	(4)	February 2023	750	5	745
Senior Notes	4.50%	April 2019	450	5	445
Senior Notes	5.25%	December 2021	550	4	546
Senior Notes	4.875%	June 2023	500	3	497
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2018	170	*	170
Cartus Financing Limited (7)		August 2018	14	*	14
Total (8)			$3,813	$34	$3,779
_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of March 31, 2018, the Company had $1,400 million of borrowing capacity under its Revolving Credit Facility leaving $1,098 million of available capacity. The Revolving Credit Facility expires in February 2023, but is classified on the balance sheet as current due to the revolving nature of the facility. On May 1, 2018, the Company had $372 million in outstanding borrowings under the Revolving Credit Facility, leaving $1,028 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at March 31, 2018 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2018.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commence on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the last amortization payment to be made on February 8, 2023. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended March 31, 2018.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of March 31, 2018, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $80 million of available capacity.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of March 31, 2018, the Company had $21 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $7 million of available capacity.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $74 million with $66 million utilized at a weighted average rate of 3.24% at March 31, 2018.
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
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing twelve month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the senior secured credit facilities. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the senior secured credit facilities, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2018.
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility" to the Condensed Consolidated Financial Statements for additional information.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as Operating EBITDA. These measures are derived on the basis of methodologies other than in accordance with GAAP.
Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, losses on the early extinguishment of debt, asset impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets. Operating EBITDA is our primary non-GAAP measure.
We present Operating EBITDA because we believe it is useful as a supplemental measure in evaluating the performance of our operating businesses and provides greater transparency into our results of operations. Our management, including our chief operating decision maker, uses Operating EBITDA as a factor in evaluating the performance of our business. Operating EBITDA should not be considered in isolation or as a substitute for net income or other statement of operations data prepared in accordance with GAAP.
We believe Operating EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, as well as other items that are not core to the operating activities of the Company such as restructuring charges, losses on the early extinguishment of debt, former parent legacy items, asset impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets, which may vary for different companies for reasons unrelated to operating performance. We further believe that Operating EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Operating EBITDA measure when reporting their results.
Operating EBITDA has limitations as an analytical tool, and you should not consider Operating EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:

•	this measure does not reflect changes in, or cash required for, our working capital needs;

•
this measure does not reflect our interest expense (except for interest related to our securitization obligations), or the cash requirements necessary to service interest or principal payments on our debt;

•	this measure does not reflect our income tax expense or the cash requirements to pay our taxes;

•	this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;

•
although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and this measure does not reflect any cash requirements for such replacements; and

•	other companies may calculate this measure differently so they may not be comparable.
Contractual Obligations
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility", to the Condensed Consolidated Financial Statements included elsewhere in this Report for a description of the Company's recent debt transactions. All other future contractual obligations as of March 31, 2018 have not changed materially from the amounts reported in our 2017 Form 10-K.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2017, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2018, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2018, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,129 million, which excludes $184 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at March 31, 2018 was 4.13%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2018 senior secured leverage ratio, the LIBOR margin was 2.25%. At March 31, 2018, the one-month LIBOR rate was 1.88%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
As of March 31, 2018, we had interest rate swaps with a notional value of $1,050 million to manage a portion of our exposure to changes in interest rates associated with our $2,129 million of variable rate borrowings. Interest rates swaps with a notional value of $425 million expired on February 10, 2018. Our remaining interest rate swaps are as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$600	August 2015	August 2020
$450	November 2017	November 2022
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 2.89%. The Company had an asset of $9 million and a liability of $6 million for the fair value of the interest rate swaps at March 31, 2018.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $8 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.

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

Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated May 3, 2018, are included on pages 3 and 4.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 8, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Report for additional information on the Company's legal proceedings, including a description of the Dodge, et al. v. PHH Corporation, et al. litigation, formerly captioned Strader, et al. and Hall v. PHH Corporation, et al. and which we refer to as the Strader legal matter.
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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. The Company also may be impacted by litigation and other claims against companies in other industries. Rulings on matters such as the enforcement of arbitration and class waiver agreements and worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales agents as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry.  For example, a recent decision by the California Supreme Court involving delivery workers adopts a more stringent classification test than the multifactor test historically used by the California courts. To the extent the defendants are unsuccessful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations. There also are changing employment-related regulatory interpretations at both the federal and state levels that could create risks around historic practices and that could require changes in business practices, both for us and our franchisees.
Changes in current legislation, regulations or interpretations that are applicable to the residential real estate service industry may also impact the Company. On April 5, 2018, the Federal Trade Commission (“FTC”) and Department of Justice (“DOJ”) announced that they will hold a joint public workshop in June 2018 to explore competition issues in the residential real estate brokerage industry. The workshop is expected to focus on developments since the publication of the FTC and DOJ’s Report on Competition in the Real Estate Brokerage Industry from 2007, including the impact of Internet-enabled technologies on the industry and potential barriers to competition. The Company expects to submit comments and participate in the workshop.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended March 31, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 1 - 31, 2018	1,182,670	$26.92	1,182,670	$68,640,666
February 1 - 28, 2018	308,880	$26.44	308,880	$410,473,879
March 1 - 31, 2018 (2)	2,262,455	$26.43	2,262,455	$350,677,193
_______________

(1)
In February 2018, the Board authorized a new share repurchase program of up to $350 million of the Company's common stock, which was in addition to the remaining authorization available under the February 2017 share repurchase program. Repurchases under each program may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors, and each share repurchase program has no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

(2)	Includes 202,860 of shares purchased for which the trade date occurred in late March 2018 while settlement occurred in April 2018.
During the period April 1, 2018 through May 1, 2018, we repurchased an additional 1.4 million shares at a weighted average market price of $26.17 per share. Giving effect to these repurchases, all of the remaining capacity under the February 2017 program has been utilized and as of May 1, 2018, we had approximately $316 million of remaining capacity authorized under the February 2018 share repurchase program.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 3, 2018
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: May 3, 2018
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

4.1 *	Supplemental Indenture No. 9 dated as of February 6, 2018 to the 4.500% Senior Note Indenture.

4.2 *	Supplemental Indenture No. 6 dated as of February 6, 2018 to the 5.250% Senior Note Indenture.

4.3 *	Supplemental Indenture No. 3 dated as of February 6, 2018 to the 4.875% Senior Note Indenture.

10.1	Realogy Holdings Corp. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Registration Statement on Form S-8 filed on May 2, 2018).

10.2 *	Form of Restricted Stock Unit Agreement under 2018 Long-Term Incentive Plan.

10.3 *	Form of Performance Stock Unit Agreement under 2018 Long-Term Incentive Plan.

10.4 *	Form of Director Restricted Stock Unit Agreement under 2018 Long-Term Incentive Plan.

10.5 *	Letter Agreement dated February 14, 2018 between Realogy Holdings Corp. and Bruce Zipf.

10.6
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

10.7
Sixth Amendment, dated as of February 8, 2018, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on February 8, 2018).

10.8
Second Amendment, dated as of February 8, 2018, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on February 8, 2018). Note: The Term Loan A Agreement reflecting the cumulative effect of all amendments through February 8, 2018 is attached as Exhibit A to this Exhibit 10.8.

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

Exhibit        Description

101.SCH ^	XBRL Taxonomy Extension Schema Document.

101.CAL^	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF ^	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB ^	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE ^	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.

^	Furnished electronically with this report.