Form 10-Q
period 2018-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2018-08-03
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 124,021,855 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of August 1, 2018.
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

◦	a lack of improvement or a decline in the number of homesales;

◦	stagnant or declining home prices or a reduction in the affordability of housing;

◦	increasing mortgage rates and/or constraints on the availability of mortgage financing;

◦	insufficient or excessive home inventory levels by market and price point;

◦	a lack of improvement or deceleration in the building of new housing and/or irregular timing or volume of new development closings;

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

•
our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing, including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (2) privacy or data security laws and regulations and (3) RESPA or federal or state consumer protection or similar laws;

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

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2017 (the "2017 Form 10-K"), particularly under the captions "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of June 30, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our reviews in accordance with the standards of the PCAOB. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 3, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of June 30, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the six-month periods ended June 30, 2018 and 2017, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2017, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 27, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2017, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
Basis for Review Results
These interim financial statements are the responsibility of the Company's management. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB. We conducted our reviews in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America applicable to reviews of interim financial information. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB or in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 3, 2018

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues
Gross commission income	$1,388	$1,374	$2,290	$2,255
Service revenue	263	255	460	449
Franchise fees	114	110	193	185
Other	55	54	106	107
Net revenues	1,820	1,793	3,049	2,996
Expenses
Commission and other agent-related costs	1,009	970	1,654	1,575
Operating	392	385	784	768
Marketing	69	70	136	132
General and administrative	75	98	164	187
Former parent legacy benefit, net	—	(11)	—	(11)
Restructuring costs, net	6	2	36	7
Depreciation and amortization	49	49	97	99
Interest expense, net	46	47	79	86
Loss on the early extinguishment of debt	—	—	7	4
Total expenses	1,646	1,610	2,957	2,847
Income before income taxes, equity in (earnings) losses and noncontrolling interests	174	183	92	149
Income tax expense	52	73	33	64
Equity in (earnings) losses of unconsolidated entities	(2)	—	2	3
Net income	124	110	57	82
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income attributable to Realogy Holdings and Realogy Group	$123	$109	$56	$81

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.97	$0.79	$0.44	$0.58
Diluted earnings per share	$0.96	$0.78	$0.43	$0.58
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	126.5	137.6	128.4	138.6
Diluted	127.6	138.9	129.7	139.9

Cash dividends declared per share	$0.09	$0.09	$0.18	$0.18

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$124	$110	$57	$82
Currency translation adjustment	(3)	1	(2)	2
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	—	1	—
Other comprehensive income (loss), before tax	(3)	1	(1)	2
Income tax expense related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive income (loss), net of tax	(3)	1	(1)	2
Comprehensive income	121	111	56	84
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$120	$110	$55	$83

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$230	$227
Restricted cash	9	7
Trade receivables (net of allowance for doubtful accounts of $9 and $11)	198	153
Relocation receivables	336	223
Other current assets	156	179
Total current assets	929	789
Property and equipment, net	283	289
Goodwill	3,711	3,710
Trademarks	749	749
Franchise agreements, net	1,260	1,294
Other intangibles, net	269	284
Other non-current assets	290	222
Total assets	$7,491	$7,337
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$178	$156
Securitization obligations	261	194
Current portion of long-term debt	788	127
Accrued expenses and other current liabilities	413	478
Total current liabilities	1,640	955
Long-term debt	2,812	3,221
Deferred income taxes	341	327
Other non-current liabilities	256	212
Total liabilities	5,049	4,715
Commitments and contingencies (Note 8)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2018 and December 31, 2017	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 124,647,343 shares issued and outstanding at June 30, 2018 and 131,636,870 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	5,073	5,285
Accumulated deficit	(2,588)	(2,631)
Accumulated other comprehensive loss	(47)	(37)
Total stockholders' equity	2,439	2,618
Noncontrolling interests	3	4
Total equity	2,442	2,622
Total liabilities and equity	$7,491	$7,337

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2018	2017
Operating Activities
Net income	$57	$82
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	97	99
Deferred income taxes	22	57
Amortization of deferred financing costs and discount	7	8
Loss on the early extinguishment of debt	7	4
Equity in losses of unconsolidated entities	2	3
Stock-based compensation	21	25
Mark-to-market adjustments on derivatives	(13)	5
Other adjustments to net income	1	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(44)	(26)
Relocation receivables	(114)	(47)
Other assets	(18)	(29)
Accounts payable, accrued expenses and other liabilities	(13)	11
Dividends received from unconsolidated entities	1	2
Other, net	(4)	(7)
Net cash provided by operating activities	9	186
Investing Activities
Property and equipment additions	(49)	(48)
Payments for acquisitions, net of cash acquired	(1)	(4)
Investment in unconsolidated entities	(15)	(3)
Proceeds from investments in unconsolidated entities	19	—
Other, net	1	(1)
Net cash used in investing activities	(45)	(56)
Financing Activities
Net change in revolving credit facility	242	(10)
Payments for refinancing of Term Loan B	(4)	—
Proceeds from refinancing of Term Loan A & A-1	17	—
Amortization payments on term loan facilities	(10)	(21)
Net change in securitization obligations	67	18
Debt issuance costs	(16)	(6)
Repurchase of common stock	(200)	(121)
Dividends paid on common stock	(23)	(25)
Proceeds from exercise of stock options	—	3
Taxes paid related to net share settlement for stock-based compensation	(10)	(10)
Payments of contingent consideration related to acquisitions	(4)	(4)
Other, net	(17)	(10)
Net cash provided by (used in) financing activities	42	(186)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	1
Net increase (decrease) in cash, cash equivalents and restricted cash	5	(55)
Cash, cash equivalents and restricted cash, beginning of period	234	281
Cash, cash equivalents and restricted cash, end of period	$239	$226
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4 and $3 for the periods presented)	$87	$86
Income tax payments, net	8	8

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of June 30, 2018 and the results of operations and comprehensive income for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. The Consolidated Balance Sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
The following table summarizes fair value measurements by level at June 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$3	$—	$—	$3
Interest rate swaps (included in other non-current assets)	—	12	—	12
Interest rate swaps (included in other non-current liabilities)	—	7	—	7
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	29	29
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2017	$34
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(4)
Changes in fair value (reflected in the Consolidated Statement of Operations)	(1)
Fair value of contingent consideration at June 30, 2018	$29

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2018		December 31, 2017
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$312	$312	$70	$70
Term Loan B	1,075	1,071	1,083	1,085
Term Loan A Facility:
Term Loan A	745	745	391	393
Term Loan A-1	—	—	342	343
4.50% Senior Notes	450	450	450	457
5.25% Senior Notes	550	549	550	569
4.875% Senior Notes	500	470	500	495
Securitization obligations	261	261	194	194
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At June 30, 2018 and December 31, 2017, the Company had various equity method investments aggregating $56 million and $74 million, respectively, which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The $56 million investment balance at June 30, 2018 included $48 million for the Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"). The Company's interest in PHH Home Loans, LLC ("PHH Home Loans") was sold to a subsidiary of PHH Corporation in the first quarter of 2018. The $74 million investment balance at December 31, 2017 included $48 million for the Company's investment in Guaranteed Rate Affinity and $19 million for the Company's remaining investment in PHH Home Loans. The Company received net cash proceeds of $19 million reducing the investment balance to zero in the first quarter of 2018.
For the three months ended June 30, 2018, the Company recorded equity earnings of $2 million at the Title and Settlement Services segment. For the six months ended June 30, 2018, the Company recorded equity losses of $2 million at the Title and Settlement Services segment primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity during the first quarter of 2018. The Company recorded no earnings related to its equity investments for the three months ended June 30, 2017 and $3 million in losses primarily related to the recognition of certain exit costs at PHH Home Loans for the six months ended June 30, 2017.
The Company received $1 million and $2 million in cash dividends from equity method investments during the six months ended June 30, 2018 and 2017, respectively. The Company invested $4 million into Guaranteed Rate Affinity during the first quarter of 2018.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was an expense of $52 million and $73 million for the three months ended June 30, 2018 and 2017, respectively, and an expense of $33 million and $64 million for the six months ended June 30, 2018 and 2017, respectively. There were no changes to the net benefit recorded during the year ended December 31, 2017 relating to the 2017 Tax Act which was a provisional amount that reflected the Company’s reasonable estimate at the time.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, British Pound, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed

Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2018, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of $1 million and a notional value of $23 million. As of December 31, 2017, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of less than $1 million and a notional value of $25 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. Interest rate swaps with a notional value of $425 million expired February 10, 2018. As of June 30, 2018, the Company had interest rate swaps with an aggregate notional value of $1,600 million to offset the variability in cash flows resulting from the term loan facilities as follows:

Notional Value (in millions)		Commencement Date	Expiration Date
$600		August 2015	August 2020
$450		November 2017	November 2022
$400	(a)	August 2020	August 2025
$150	(a)	November 2022	November 2027
_______________

(a)	During the second quarter of 2018, the Company entered into four new forward starting interest rate swaps, two with a notional value of $125 million and two with a notional value of $150 million.
The swaps help to protect our outstanding variable rate borrowings from future interest rate volatility. The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swap contracts	Other non-current assets	$12	$—
	Other current and non-current liabilities	7	13
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2018	2017	2018	2017
Interest rate swap contracts	Interest expense	$—	$5	$(12)	$4
Foreign exchange contracts	Operating expense	$(1)	$1	$(1)	$1
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $9 million and $7 million at June 30, 2018 and December 31, 2017, respectively.
Supplemental Cash Flow Information
Significant non-cash transactions during both the six months ended June 30, 2018 and 2017 included capital lease additions of $8 million, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Stock-Based Compensation
During the first quarter of 2018, the Company granted 0.4 million shares of non-qualified stock options for a weighted exercise price of $25.35 and 1.1 million shares of restricted stock units ("RSUs") at a weighted average grant date fair value of $25.45.
Effective March 1, 2018, the Board approved, subject to stockholder approval at the 2018 Annual Meeting, the Realogy Holdings Corp. 2018 Long-Term Incentive Plan, as amended (the "2018 LTIP"). Options and RSUs included in the 2018 LTIP were granted on March 1, 2018. In addition to these awards, RSUs and PSUs aggregating 0.8 million shares were also awarded on March 1, 2018, but the grant was subject to approval of the 2018 LTIP at the 2018 Annual Meeting of

Stockholders held on May 2, 2018. The stockholders approved the 2018 LTIP at the May 2, 2018 Annual Meeting and the Company accordingly treated May 2, 2018 as the grant date for these awards and will expense these awards, which had a weighted average grant date fair value of $25.04, from that date over the balance of the vesting or performance period.
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
As of June 30, 2018, the Company had repurchased and retired 24.3 million shares of common stock for an aggregate of $674 million at a total weighted average market price of $27.80 per share, including 4.1 million shares of common stock repurchased during the second quarter of 2018 for $101 million at a weighted average market price of $24.94 per share. As of June 30, 2018, $251 million remained available for repurchase under the February 2018 share repurchase program.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. The Board declared and paid a quarterly cash dividend of $0.09 per share of the Company’s common stock during both the first and second quarters of 2018.
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
In June 2018, the FASB issued a new standard related to non-employee share-based payment accounting. The new guidance eliminates specific accounting for non-employee share-based payments and aligns the treatment for awards issued to employees and non-employees reducing the complexity of measurement of non-employee awards and creating a single accounting model. The new standard is applied to all new awards granted after the date of adoption. In addition, all liability-classified awards that have not been settled and equity-classified awards for which a measurement date has not been established by the adoption date should be remeasured at fair value as of the adoption date with a cumulative effect adjustment to opening retained earnings in the fiscal year of adoption. If early adoption of the new guidance is chosen in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The Company elected to early adopt this guidance during the second quarter of 2018. There was an immaterial impact upon adoption.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
In February 2016, the FASB issued its new standard on leases which requires virtually all leases to be recognized on the balance sheet. Lessees will recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for initial direct costs. For income statement purposes, leases will be classified as either operating or finance leases. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines. The new standard is effective for annual periods beginning after December 15, 2018, with early adoption permitted, requiring a modified retrospective transition approach. In July 2018, the FASB issued an ASU that allows entities to apply the provisions of the new guidance at the effective date (e.g., January 1, 2019), as opposed to the earliest period presented under the modified retrospective transition approach (January 1, 2017), and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company is still evaluating the impact of the standard on its consolidated financial statements. Future lease obligations are disclosed in Note 13. "Commitments and Contingencies" of the Annual Report on Form 10-K for the year ended December 31, 2017. The Company is in the process of evaluating its policies and internal controls as well as implementing a new lease management system which will be utilized to account for leases under the new guidance once adopted.

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
The Real Estate Franchise Services segment collects an initial ADF for international territory transactions, which are recorded as deferred revenue when received and recognized into revenue over the term of the agreement, typically 25 years, as consideration for the right to access and benefit from Realogy’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination. ADFs were recognized as revenue upfront when received under historical guidance.

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
The Real Estate Franchise Services segment recognizes a deferred asset for commissions paid to Realogy franchise sales employees upon the sale of a new franchise. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or the amount of the ADF and is amortized on a straight-line basis over the estimated life of franchise customer relationships, 30 years for domestic franchise agreements, or the agreement term for international franchise agreements which is generally 25 years. Franchise sales commissions were expensed upfront when paid under historical guidance.
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

The impact of adopting the new revenue standard, as compared to historic guidance under ASC Topic 605, was immaterial to the Company's Condensed Consolidated Financial Statements as of and for the six months ended June 30, 2018.
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

	Three Months Ended June 30, 2018 vs June 30, 2017 (e)
	Real Estate Franchise Services		Company Owned Brokerage Services		Relocation Services		Title and Settlement Services		Corporate and Other		Total Company
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross commission income (a)	$—	$—	$1,388	$1,374	$—	$—	$—	$—	$—	$—	$1,388	$1,374
Service revenue (b)	—	—	2	3	104	101	157	151	—	—	263	255
Franchise fees (c)	203	199	—	—	—	—	—	—	(89)	(89)	114	110
Other (d)	34	38	18	15	1	1	5	6	(3)	(6)	55	54
Net revenues	$237	$237	$1,408	$1,392	$105	$102	$162	$157	$(92)	$(95)	$1,820	$1,793

	Six Months Ended June 30, 2018 vs June 30, 2017 (e)
	Real Estate Franchise Services		Company Owned Brokerage Services		Relocation Services		Title and Settlement Services		Corporate and Other		Total Company
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross commission income (a)	$—	$—	$2,290	$2,255	$—	$—	$—	$—	$—	$—	$2,290	$2,255
Service revenue (b)	—	—	4	5	182	177	274	267	—	—	460	449
Franchise fees (c)	342	333	—	—	—	—	—	—	(149)	(148)	193	185
Other (d)	71	74	31	29	2	2	8	10	(6)	(8)	106	107
Net revenues	$413	$407	$2,325	$2,289	$184	$179	$282	$277	$(155)	$(156)	$3,049	$2,996
_______________

(a)
Approximately 75% of the Company's total net revenues related to gross commission income at the Company Owned Brokerage Services segment, which is recognized at a point in time at the closing of a homesale transaction.

(b)
Approximately 15% of the Company's total net revenues related to service fees primarily consisting of title and escrow fees at the Title and Settlement Services segment, which are recognized at a point in time at the closing of a homesale transaction, and relocation fees at the Relocation Services segment, which are recognized as revenue when or as the related performance obligation is satisfied, which is dependent on the type of service performed. Relocation fees at the Relocation Services segment primarily include: (i) referral fees which are recognized at a point in time of the closing of a homesale transaction, (ii) outsourcing fees, which are management fees charged to clients frequently related to a bundle of relocation services performed and are recognized over the average time period to complete a move, and (iii) referral commissions from third party suppliers which are recognized at the time of the completion of the related service.

(c)
Approximately 5% of the Company's total net revenues related to franchise fees at the Real Estate Franchise Services segment, primarily domestic royalties, which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).

(d)
Approximately 5% of the Company's total net revenues related to other revenue, which comprised of brand marketing funds received at the Real Estate Franchise Services segment from franchisees and other miscellaneous revenues across all of the business segments.

(e)	Prior period amounts have not been adjusted under the modified retrospective method.
The Company's revenue streams are discussed further below by business segment:
Real Estate Franchise Services
The Company franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a percentage (generally 6%) of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Non-standard sales incentives are recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes initial franchise fees which are generally non-refundable and recognized by the Company as revenue upon the execution or opening of a new franchisee office to cover the upfront costs associated with opening the franchisee for business under one of Realogy’s brands.
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees decreased from $13 million at January 1, 2018 to $7 million at June 30, 2018 primarily due to amounts recognized into revenue matching expenses for marketing activities partially offset by additional fees received from franchisees during the first half of 2018.
The Company collects initial ADFs for international territory transactions, which are recorded as deferred revenue when received and recognized into revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands. The balance for deferred ADFs decreased from $58 million at January 1, 2018 to $57 million at June 30, 2018 due to revenues of $2 million recognized during the first half of 2018 that were included in the deferred revenue balance at the beginning of the period, partially offset by $1 million of additional area development fees received during the six months ended June 30, 2018.
In addition, the Company recognizes a deferred asset for commissions paid to Realogy franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years). The amount of prepaid commissions was $25 million at June 30, 2018 and $24 million at January 1, 2018.
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
The Company has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when the new development closes. The balance of advanced commissions related to developments was a liability of $10 million at both January 1, 2018 and June 30, 2018. During the six months ended June 30, 2018, the balance increased $3 million related to additional commissions received for new developments offset by a $3 million decrease due to revenues recognized on units closed.
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

The Company earns referral commission revenue primarily from real estate brokers for the home sale and purchase for transferees and Affinity members, which is recognized at a point in time when the underlying property closes, and revenues from other third-party service providers where the Company earns a referral commission, which is recognized at the point in time at the completion of services. Furthermore, the Company generally earns interest income on the funds it advances on behalf of the transferring employee, which is recorded within other revenue (as is the corresponding interest expense on the securitization obligations) in the accompanying Condensed Consolidated Statements of Operations.
The Company earns revenues from outsourcing management fees charged to clients for the performance and facilitation of relocation services. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for outsourcing management fees increased from $5 million on January 1, 2018 to $8 million on June 30, 2018. The increase was primarily due to additions of $33 million during the first half of 2018 primarily related to new management fees billed on new relocation files in advance of the Company satisfying its performance obligation, partially offset by a $30 million decrease as a result of revenues recognized during the first half of 2018 as the performance obligations were satisfied.
The Relocation Services segment manages the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Network fees are billed in the fourth quarter of the previous year for the following year's membership and recognized into revenue on a straight-line basis each month during the membership period. The balance for Cartus Broker Membership decreased from $8 million at January 1, 2018 to $4 million at June 30, 2018 primarily due to $5 million of revenues recognized during the first half of 2018 that were included in the deferred revenue balance at the beginning of the period, partially offset by a $1 million increase related to new network fees.
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
Contract Balances (Deferred Revenue)
The following table shows the change in the Company's contract liabilities related to revenue contracts by reportable segment for the period:

	Six Months Ended June 30, 2018
	Beginning Balance at January 1, 2018	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2018
Real Estate Franchise Services (a)	$79	$59	$(65)	$73
Company Owned Real Estate Brokerage Services	17	6	(8)	15
Relocation Services	18	45	(45)	18
Total	$114	$110	$(118)	$106
_______________

(a)	Revenues recognized include intercompany marketing fees paid by the Company Owned Real Estate Brokerage Services segment.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2017	$3,315	$1,062	$641	$478	$5,496
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2017	2,292	904	360	154	3,710
Goodwill acquired (a)	—	1	—	—	1
Balance at June 30, 2018	$2,292	$905	$360	$154	$3,711
_______________

(a)	Goodwill acquired during the six months ended June 30, 2018 relates to the acquisition of two real estate brokerage operations.
Intangible assets are as follows:

	As of June 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$759	$1,260	$2,019	$725	$1,294
Indefinite life—Trademarks (b)	$749		$749	$749		$749
Other Intangibles
Amortizable—License agreements (c)	$45	$10	$35	$45	$10	$35
Amortizable—Customer relationships (d)	549	347	202	549	335	214
Indefinite life—Title plant shares (e)	18		18	18		18
Amortizable—Pendings and listings (f)	—	—	—	2	1	1
Amortizable—Other (g)	33	19	14	33	17	16
Total Other Intangibles	$645	$376	$269	$647	$363	$284
_______________

(a)	Generally amortized over a period of 30 years.

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

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Franchise agreements	$17	$17	$34	$34
License agreements	—	—	—	—
Customer relationships	6	7	12	13
Pendings and listings	—	—	1	1
Other	1	1	2	3
Total	$24	$25	$49	$51
Based on the Company’s amortizable intangible assets as of June 30, 2018, the Company expects related amortization expense for the remainder of 2018, the four succeeding years and thereafter to be approximately $49 million, $97 million, $95 million, $93 million, $92 million and $1,085 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2018	December 31, 2017
Accrued payroll and related employee costs	$111	$140
Accrued volume incentives	26	41
Accrued commissions	40	38
Restructuring accruals	10	5
Deferred income	62	68
Accrued interest	18	13
Contingent consideration for acquisitions	21	26
Due to former parent	18	18
Other	107	129
Total accrued expenses and other current liabilities	$413	$478
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2018	December 31, 2017
Senior Secured Credit Facility:
Revolving Credit Facility	$312	$70
Term Loan B	1,058	1,063
Term Loan A Facility:
Term Loan A	740	390
Term Loan A-1	—	339
4.50% Senior Notes	446	444
5.25% Senior Notes	547	546
4.875% Senior Notes	497	496
Total Short-Term & Long-Term Debt	$3,600	$3,348
Securitization Obligations:
Apple Ridge Funding LLC	$247	$181
Cartus Financing Limited	14	13
Total Securitization Obligations	$261	$194

Indebtedness Table
As of June 30, 2018, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$312	$ *	$312
Term Loan B	(3)	February 2025	1,075	17	1,058
Term Loan A Facility:
Term Loan A	(4)	February 2023	745	5	740
Senior Notes	4.50%	April 2019	450	4	446
Senior Notes	5.25%	December 2021	550	3	547
Senior Notes	4.875%	June 2023	500	3	497
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2019	247	*	247
Cartus Financing Limited (7)		August 2018	14	*	14
Total (8)			$3,893	$32	$3,861

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of June 30, 2018, the Company had $1,400 million of borrowing capacity under its Revolving Credit Facility, leaving $1,088 million of available capacity. The Revolving Credit Facility expires in February 2023, but is classified on the balance sheet as current due to the revolving nature of the facility. On August 1, 2018, the Company had $270 million in outstanding borrowings under the Revolving Credit Facility, leaving $1,130 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2018 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2018.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commence on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the last amortization payment to be made on February 8, 2023. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2018.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)
In June 2018, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2019. As of June 30, 2018, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $3 million of available capacity.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of June 30, 2018, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $6 million of available capacity.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $74 million with $65 million utilized at a weighted average rate of 3.24% at June 30, 2018.
Maturities Table
As of June 30, 2018, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2018 and each of the next four years is as follows:

Year	Amount
Remaining 2018 (a)	$326
2019	480
2020	44
2021	613
2022	81
_______________

(a)
Remaining 2018 includes amortization payments totaling $9 million and $5 million for the Term Loan A and Term Loan B facilities, respectively, as well as $312 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023, but is classified on the balance sheet as current due to the revolving nature of the facility. The current portion of long term debt of $788 million shown on the condensed consolidated balance sheet consists of $446 million of 4.50% Senior Notes due April 2019, four quarters of amortization payments totaling $19 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $312 million of revolver borrowings under the Revolving Credit Facility. The Company is evaluating different alternatives to repay the 4.50% Senior Notes due in April 2019 including refinancing or using existing available liquidity.

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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At June 30, 2018, Realogy Group was in compliance with the senior secured leverage ratio covenant.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. At June 30, 2018, the capacity of the facility was $74 million with $65 million being utilized and at December 31, 2017, the capacity of the facility was $74 million with $69 million being utilized. The facility's expiration dates are as follows:

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
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2018, Realogy Group extended the program until June 2019. The program has a capacity of $250 million. At June 30, 2018, Realogy Group had $247 million of outstanding borrowings under the facility.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility, both of which expire in August 2018. There were $14 million of outstanding borrowings on the facilities at June 30, 2018. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $333 million and $218 million of underlying relocation receivables and other related relocation assets at June 30, 2018 and December 31, 2017, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million for both the three months ended June 30, 2018 and 2017, and $4 million and $3 million for the six months ended June 30, 2018 and 2017, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.7% and 3.4% for the six months ended June 30, 2018 and 2017, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in February 2018, the Company recorded a loss on the early extinguishment of debt of $7 million and wrote off financing costs of $2 million to interest expense during the first half of 2018.
As a result of a refinancing transaction completed in January 2017, the Company recorded a loss on the early extinguishment of debt of $4 million during the first half of 2017.

6.	RESTRUCTURING COSTS
Restructuring charges were $6 million and $36 million for the three and six months ended June 30, 2018, respectively, and $2 million and $7 million for the three and six months ended June 30, 2017, respectively. The components of the restructuring charges for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Personnel-related costs (1)	$3	$1	$17	$6
Facility-related costs (2)	3	1	12	1
Internal use software impairment (3)	—	—	7	—
Total restructuring charges (4)	$6	$2	$36	$7
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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

(4)
The three and six months ended June 30, 2018 includes $5 million and $34 million, respectively, of expense related to the Leadership Realignment and Other Restructuring Activities program and $1 million and $2 million, respectively, of expense related to the Business Optimization Initiative program.

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
The following is a reconciliation of the beginning and ending reserve balances for the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Personnel-related costs	Facility-related costs	Internal use software impairment	Total
Balance at December 31, 2017	$—	$—	$—	$—
Restructuring charges	17	10	7	34
Costs paid or otherwise settled	(13)	(3)	(7)	(23)
Balance at June 30, 2018	$4	$7	$—	$11
The following table shows the total costs currently expected to be incurred by type of cost the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$23	$17	$6
Facility-related costs	18	10	8
Internal use software impairment	7	7	—
Total	$48	$34	$14
The following table shows the total costs currently expected to be incurred by reportable segment for the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$2	$2	$—
Company Owned Real Estate Brokerage Services	29	20	9
Relocation Services	9	9	—
Title and Settlement Services	1	1	—
Corporate and Other	7	2	5
Total	$48	$34	$14
Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focused on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action was designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focused on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The expected costs of activities undertaken in connection with the restructuring plan are largely complete. At December 31, 2017, the remaining liability was $7 million. During the six months ended June 30, 2018, the Company incurred facility-related costs of $2 million and paid or settled costs of $5 million, resulting in a remaining accrual of $4 million.

7.     EARNINGS PER SHARE
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income attributable to Realogy Holdings shareholders	$123	$109	$56	$81
Basic weighted average shares	126.5	137.6	128.4	138.6
Stock options, restricted stock units and performance share units (a)	1.1	1.3	1.3	1.3
Weighted average diluted shares	127.6	138.9	129.7	139.9
Earnings Per Share:
Basic	$0.97	$0.79	$0.44	$0.58
Diluted	$0.96	$0.78	$0.43	$0.58
_______________

(a)
The three and six months ended June 30, 2018 respectively exclude 7.3 million and 7.1 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three and six months ended June 30, 2017 both exclude 5.8 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.

In the second quarter of 2018, the Company repurchased and retired 4.1 million shares of common stock for $101 million at a weighted average market price of $24.94 per share. In the first half of 2018, the Company repurchased and retired 7.8 million shares of common stock for $200 million at a weighted average market price of $25.73 per share. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

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

•	concerning other employment law matters, including wage and hour claims;

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by current or former franchisees that franchise agreements were breached including improper terminations;

•	concerning claims for alleged RESPA or state real estate law violations;

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

•
concerning information security and cyber-crime, including claims under new and emerging data privacy laws related to the protection of customer, employee or third-party information, as well as those related to the diversion of homesale transaction closing funds;

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
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, the fiduciary duties of brokers, actions against our title company alleging it knew or should have known that others were committing mortgage fraud, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales agents, antitrust and anti-competition claims, general fraud claims (including wire fraud associated with third-party diversion of funds from a brokerage transaction), employment law claims, including claims challenging the classification of our sales agents as independent contractors, wage and hour classification claims and claims alleging violations of RESPA or state consumer fraud statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common.

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
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Realogy Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Realogy Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Realogy Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Realogy Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant.
The due to former parent balance was $18 million at both June 30, 2018 and December 31, 2017, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $656 million at June 30, 2018 and $469 million at December 31, 2017. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Real Estate Franchise Services	$237	$237	$413	$407
Company Owned Real Estate Brokerage Services	1,408	1,392	2,325	2,289
Relocation Services	105	102	184	179
Title and Settlement Services	162	157	282	277
Corporate and Other (c)	(92)	(95)	(155)	(156)
Total Company	$1,820	$1,793	$3,049	$2,996
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $92 million and $155 million for the three and six months ended June 30, 2018, respectively, and $95 million and $156 million for the three and six months ended June 30, 2017, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $12 million and $20 million for both the three and six months ended June 30, 2018 and 2017. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017 (a)	2018	2017 (a)
Real Estate Franchise Services	$173	$167	$278	$269
Company Owned Real Estate Brokerage Services	61	78	16	57
Relocation Services	34	27	33	28
Title and Settlement Services	31	26	25	28
Corporate and Other (b)	(23)	(29)	(42)	(52)
Total Company	$276	$269	$310	$330
Less: Depreciation and amortization (c)	$49	$49	$99	$99
Interest expense, net	46	47	79	86
Income tax expense	52	73	33	64
Restructuring costs, net (d)	6	2	36	7
Former parent legacy benefit (e)	—	(11)	—	(11)
Loss on the early extinguishment of debt (e)	—	—	7	4
Net income attributable to Realogy Holdings and Realogy Group	$123	$109	$56	$81
_______________

(a)	Includes an $8 million expense related to the settlement of the Strader legal matter in Corporate and Other.

(b)	Includes the elimination of transactions between segments.

(c)
Depreciation and amortization for the six months ended June 30, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(d)
The three months ended June 30, 2018 includes restructuring charges of $4 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $1 million at Title and Settlement Services segment.

The three months ended June 30, 2017 includes restructuring charges of $1 million in the Real Estate Franchise Services segment and $1 million in the Company Owned Real Estate Brokerage Services segment.
The six months ended June 30, 2018 includes restructuring charges of $2 million in the Real Estate Franchise Services segment, $21 million in the Company Owned Real Estate Brokerage Services segment, $9 million in the Relocation Services segment, $2 million at Title and Settlement Services segment and $2 million in the Corporate and Other segment.
The six months ended June 30, 2017 includes restructuring charges of $1 million in the Real Estate Franchise Services segment and $6 million in the Company Owned Real Estate Brokerage Services segment.

(e)	Former parent legacy items and loss on the early extinguishment of debt are recorded in the Corporate and Other segment.

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

OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2018, our real estate franchise systems and proprietary brands had approximately 294,000 independent sales agents worldwide (which included approximately 50,100 company owned brokerage independent sales agents), including approximately 192,000 independent sales agents operating in the U.S. As of June 30, 2018, our real estate franchise systems and proprietary brands had approximately 15,600 offices (which included approximately 770 company owned brokerage offices) worldwide in 115 countries and territories, including approximately 6,000 brokerage offices in the U.S.

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

RECENT DEVELOPMENTS
Key Strategic Imperatives
The core of our integrated business strategy is aimed at growing the base of productive independent sales agents at our company owned and franchisee brokerages and providing them with compelling data and technology products and services to make them more productive and their businesses more profitable. This strategy seeks to capitalize on the addressable market of commission revenues, which was an estimated $70 billion in 2017, and which we believe will continue to expand over the coming years due to strong demographic tailwinds.
NRT remains focused on the recruitment, retention and development of productive independent sales agents, which we anticipate will be strengthened by our increasing utilization of advanced data analytics. We believe our adoption of a more data-driven strategy, together with strong product and services offerings, will further sharpen our productivity, recruitment and retention objectives. This is intended to allow us to provide more competitive and consistent products, services and pricing to existing and newly recruited independent sales agents, including through the expanded use of service and compensation models other than the traditional model.
In addition, RFG is in the initial stages of implementing strategic initiatives intended to add new franchisees, thereby expanding the base of independent sales agents affiliated with our franchisees. These initiatives are expected to build on our current technology offerings and include greater differentiation of RFG’s brands. We also expect to expand RFG’s historical scope of potential franchisee candidates.
We believe that the successful execution of these strategies and the associated increase in productive independent sales agents and homesale transaction volume will generate Operating EBITDA growth over time.
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
Total expected restructuring costs of approximately $48 million are currently anticipated to be incurred through the end of 2018. As of June 30, 2018, cost savings related to the restructuring activities were estimated to be approximately $50 million on an annual run rate basis.
The following table reflects the total amount of restructuring costs for the Company's restructuring program related to leadership realignment and other restructuring activities by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
RFG	$2	$2	$—
NRT	29	20	9
Cartus	9	9	—
TRG	1	1	—
Corporate and Other	7	2	5
Total	$48	$34	$14

CURRENT INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the first half of 2018, homesale transaction volume increased 1% due to a 4% increase in the average homesale price offset by a 2% decrease in the number of homesale transactions. We believe the increase in the average homesale price is primarily a function of high demand against a limited supply of homes for sale. Low housing inventory levels continue to be an industry-wide concern. According to NAR, the inventory of existing homes for sale in the U.S. was 2.0 million and 1.9 million at the end of June 2018 and June 2017, respectively. The June 2018 inventory represents a national average supply of 4.3 months at the current homesales pace which is significantly below the 5.9 month 25-year average as of December 31, 2017.
As reported by NAR, the composite housing affordability index decreased to 141 for May 2018 from 157 for May 2017, which puts it slightly below the 25-year average of 142. We believe the year-over-year decline is a result of lower inventory levels, which puts upward pressure on home prices, and higher mortgage rates, partially offset by increasing wages. An index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 3.99% for 2017 and the rate at June 30, 2018 was 4.57%. Although mortgage rates have increased approximately 70 basis points to 4.57% as of June 30, 2018 from 3.90% as of June 2017, they continue to be lower than the 25-year average of 5.95%. While this increase in mortgage rates adversely impacts housing affordability, we believe that rising wages, the potential availability of alternative mortgage arrangements, increasing rent prices and a continuation of low inventory levels for the mainstream housing market may offset, in whole or in part, rising mortgage rates and home prices and may result in continued favorable demand conditions. Nevertheless, we could be negatively impacted by any rising interest rate environment. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates.
We believe that the main reason for the decline in homesale transactions in the first half of 2018 compared to 2017 was constrained inventory. A number of other factors may have also contributed to the decline, including reduced affordability due to higher average sales price and mortgage rates, as well as personal income tax reform, stock market volatility and inclement weather in the Northeast and Midwest in the first quarter of 2018, however, we are unable to extrapolate the relative impact that each of these factors may have had on regional and local markets in the United States.
RFG and NRT homesale transaction volume on a combined basis increased 4% in the first half of 2018 compared to the first half of 2017. NRT's transaction volume increased 2%, as a result of a 2% increase in average homesale price and flat existing homesale transactions. RFG's transaction volume increased 5% as a result of a 7% increase in average homesale price, partially offset by a 2% decrease in existing homesale transactions.
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
Currently, there are several different compensation models being utilized by real estate brokerages to compensate their independent sales agents. One of the most common models has been the "traditional model", also called a graduated commission plan, where the independent sales agent receives a percentage of the brokerage commission that increases as the independent sales agent increases his or her volume of homesale transactions, and the brokerage frequently provides independent sales agents with a broad set of support offerings and promotion of properties. Other common models include a desk rental or 100% plan model, a fixed transaction fee model, and a capped commission model. A capped commission model generally blends aspects of the traditional model with the 100% plan model. Increasingly, independent sales agents have affiliated with brokerages that offer a different mix of services to the independent sales agents, allowing the independent sales agent to select the services that they believe allow them to retain a greater percentage of the commission. However, independent sales agents will generally then need to purchase desired marketing, technology and professional education products and services on an à la carte basis.
In addition, outside capital has continued to invest in competitors that seek to access a portion of the significant addressable market of commission revenues, including competitors that utilize the models described above as well as those that employ arrangements meant to disrupt these models and those that seek to otherwise capture a share of the gross commission income generated by homesale transactions.
As discussed under the caption "Key Strategic Imperatives" above, NRT and RFG have launched strategic initiatives intended to address these current market dynamics by expanding our base of affiliated independent sales agents and affiliated franchisees. This includes initiatives at NRT that are expected to include the expanded use of service and compensation models other than the traditional model and initiatives at RFG that are expected to build on our current technology offerings and include greater differentiation of RFG’s brands.
NRT has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. During 2017, NRT experienced stronger growth in its new development business with a significant increase in the number of closed transactions from 2016. This growth was largely due to the timing of closings of several major developments during the year. During the first half of 2018, there was a decrease in revenue related to our new development business as a result of lower closing volume due to long cycle times with irregular project completion timing. Our current new development pipeline remains robust and we expect a significantly lower year over year decrease in the new development business in the second half of 2018.

Existing Homesales
For the quarters ended March 31, 2018 and June 30, 2018, compared to the same periods in 2017, NAR existing homesale transactions decreased 2% for both periods and was at 1.1 million and 1.6 million homes, respectively. For the quarters ended March 31, 2018 and June 30, 2018, RFG and NRT homesale transactions on a combined basis decreased 1% and 2%, respectively, compared to the same periods in 2017. The annual and quarterly year-over-year trends in homesale transactions are as follows:
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesales to increase 2% in 2019 while Fannie Mae is forecasting an increase in existing homesale transactions of 1% in 2019.

Existing Homesale Price
For the quarters ended March 31, 2018 and June 30, 2018, compared to the same periods in 2017, NAR existing homesale average price increased 4% and 3%, respectively. For both the quarters ended March 31, 2018 and June 30, 2018, RFG and NRT average homesale price on a combined basis increased 5% compared to the same periods in 2017. For the quarters ended March 31, 2018 and June 30, 2018, RFG's average homesale price increased 6% and 7%, respectively, while NRT's average homesale price increased 3% and 2%, respectively. The difference between the average homesale price increase for RFG compared to NRT is due to lower closing volume in NRT's new development business which is typically at a higher price point as well as lower transaction volume in the New York metropolitan market. The annual and quarterly year-over-year trends in the price of homes are as follows:
_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting an increase in median existing homesale price of 4% in 2019 while Fannie Mae is forecasting a 5% increase in 2019.
* * *

We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as population growth, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, most of these factors are generally trending favorably. Factors that may negatively affect continued growth in the housing industry include:

•	continued insufficient inventory levels;

•	higher mortgage rates due to increases in long-term interest rates as well as reduced availability of mortgage financing;

•	further reduction in the affordability of homes;

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
The following table presents our drivers for the three and six months ended June 30, 2018 and 2017. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2018	2017	% Change		2018	2017	% Change
RFG (a)
Closed homesale sides	313,278	322,745	(3%)		537,268	547,995	(2%)
Average homesale price	$312,087	$291,355	7%		$303,955	$284,973	7%
Average homesale broker commission rate	2.48%	2.50%	(2	) bps	2.49%	2.50%	(1	) bps
Net royalty per side (b)	$336	$316	6%		$325	$309	5%
NRT
Closed homesale sides	100,745	101,043	—%		166,842	167,613	—%
Average homesale price	$537,748	$528,518	2%		$532,706	$520,844	2%
Average homesale broker commission rate	2.43%	2.44%	(1	) bps	2.44%	2.45%	(1	) bps
Gross commission income per side	$13,804	$13,625	1%		$13,750	$13,480	2%
Cartus
Initiations	53,230	50,798	5%		91,183	87,313	4%
Referrals	26,662	25,284	5%		42,693	40,487	5%
TRG
Purchase title and closing units	46,189	47,008	(2%)		77,930	78,305	—%
Refinance title and closing units	4,782	6,324	(24%)		10,192	14,857	(31%)
Average fee per closing unit	$2,282	$2,139	7%		$2,231	$2,080	7%
_______________

(a)	Includes all franchisees except for NRT.

(b)
Net royalty per side amounts include the effect of volume incentives and non-standard incentives granted to franchisees. For the three and six months ended June 30, 2018 the net royalty per side increased 6% and 5%, respectively, while average homesale price increased 7% for both the three and six months ended June 30, 2018. The differential between growth in net royalty per side and average homesale price was due to an increase in sales incentives, a decrease in the average broker commission rate and a shift in mix to our top 250 franchisees.
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
Transaction volume growth has exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of non-standard sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation. If the amount of gross commission income generated by our top 250 franchisees continue to grow at a quicker pace relative to our other franchisees, we would expect our royalty revenue to continue to increase, but at a slower pace than homesale transaction volume. Likewise, our royalty revenue would continue to increase, but at a slower pace than homesale transaction volume, if the gross commission income generated by all of our franchisees grows faster than the applicable annual volume incentive table increase or if we increase our use of standard volume or non-standard incentives. However, we expect that any such increases in gross commission income will result in increased overall royalty payments to us.
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
Three Months Ended June 30, 2018 vs. Three Months Ended June 30, 2017
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2018	2017	Change
Net revenues	$1,820	$1,793	$27
Total expenses (1)	1,646	1,610	36
Income before income taxes, equity in earnings and noncontrolling interests	174	183	(9)
Income tax expense	52	73	(21)
Equity in earnings of unconsolidated entities	(2)	—	(2)
Net income	124	110	14
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Realogy Holdings and Realogy Group	$123	$109	$14
_______________

(1)
Total expenses for the three months ended June 30, 2018 includes $6 million of restructuring charges. Total expenses for the three months ended June 30, 2017 includes an $8 million expense related to the settlement of the Strader legal matter, $5 million of losses related to mark-to-market adjustments for our interest rate swaps and $2 million of restructuring charges, partially offset by a net benefit of $11 million of former parent legacy items.

Net revenues increased $27 million or 2% for the three months ended June 30, 2018 compared with the three months ended June 30, 2017, principally due to increases in gross commission income and franchise fees as a result of higher homesale transaction volume of 3% on a combined basis for NRT and RFG and an increase in underwriter and resale revenues at TRG.
Total expenses increased $36 million or 2% primarily due to:

•
a $39 million increase in commission and other sales agent-related costs due to the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume, including a shift in mix in 2018 to lower closing volume in the new development business, which typically has lower commission expense compared to traditional brokerage operations, as well as an increase in commission expense related to acquisitions;

•	the absence of former parent legacy benefits of $11 million related to the settlement of a Cendant legacy tax matter during the three months ended June 30, 2017; and

•
$6 million of restructuring costs primarily for the Company's restructuring program related to leadership realignment and other restructuring activities during the second quarter of 2018 compared to $2 million of restructuring costs incurred for the same period in 2017 related to the Company's business optimization plan;

The increases were partially offset by:
•a $16 million decrease in operating expenses and general and administrative expenses primarily driven by:

◦	an $18 million decrease in employee related costs primarily due to lower incentive accruals and cost savings initiatives; and

◦	the absence of an $8 million expense related to the settlement of the Strader legal matter during the second quarter of 2017;

partially offset by:

◦	a $6 million increase in costs at TRG primarily due to an increase in underwriter revenue.

•
a $1 million net decrease in interest expense to $46 million in the second quarter of 2018 from $47 million in the second quarter of 2017 primarily due to mark-to-market adjustments for our interest rate swaps that resulted in no gain or loss during the second quarter of 2018 compared to $5 million in losses during the second quarter of 2017, partially offset by an increase in interest expense due to LIBOR rates increases.

Earnings from equity investments were $2 million during the second quarter of 2018 compared to no earnings during the second quarter of 2017.
During the second quarter of 2018, we incurred $6 million of restructuring costs primarily related to the Company's restructuring program related to leadership realignment and other restructuring activities which began in the first quarter of 2018 compared to $2 million of costs related to the Company's business optimization initiatives in the second quarter of 2017. The Company expects to incur an additional $14 million related to the current restructuring plan bringing the estimated total cost of the plan to $48 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $52 million for the three months ended June 30, 2018 compared to $73 million for the three months ended June 30, 2017. Our federal and state blended statutory rate is estimated to be 27% for 2018 and our full year effective tax rate is estimated to be 30%. Our effective tax rate was 30% and 40% for the three months ended June 30, 2018 and June 30, 2017, respectively. There were no changes to the net benefit recorded during the year ended December 31, 2017 relating to the 2017 Tax Act which was a provisional amount that reflected the Company’s reasonable estimate at the time.
The following table reflects the results of each of our reportable segments during the three months ended June 30, 2018 and 2017:

	Revenues (a)		$ Change	% Change	Operating EBITDA (b)		$ Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG	$237	$237	$—	—%	$173	$167	$6	4%	73%	70%	3
NRT	1,408	1,392	16	1	61	78	(17)	(22)	4	6	(2)
Cartus	105	102	3	3	34	27	7	26	32	26	6
TRG	162	157	5	3	31	26	5	19	19	17	2
Corporate and Other	(92)	(95)	3	*	(23)	(29)	6	*
Total Company	$1,820	$1,793	$27	2%	$276	$269	$7	3%	15%	15%	—
Less: Depreciation and amortization					49	49
Interest expense, net					46	47
Income tax expense					52	73
Restructuring costs, net (c)					6	2
Former parent legacy benefit, net (d)					—	(11)
Net income attributable to Realogy Holdings and Realogy Group					$123	$109
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $92 million and $95 million during the three months ended June 30, 2018 and 2017, respectively.

(b)	Includes an $8 million expense related to the settlement of the Strader legal matter in the Corporate and Other segment for the three months ended June 30, 2017.

(c)
Restructuring charges incurred for the three months ended June 30, 2018 include $4 million at NRT, $1 million at Cartus and $1 million at TRG. Restructuring charges incurred for the three months ended June 30, 2017 include $1 million at RFG and $1 million at NRT.

(d)	Former parent legacy items are recorded in the Corporate and Other segment.

As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 15% for the three months ended June 30, 2018 compared to the same period in 2017. On a segment basis, RFG's margin increased 3 percentage points to 73% from 70% primarily due to an increase in third-party domestic franchisee royalty revenue and a decrease in employee related costs. NRT's margin decreased 2 percentage points to 4% from 6% primarily due to higher sales commission percentages paid to its independent sales agents during the second quarter of 2018 compared to the same period in 2017 and the impact of lower closing volume in our new development business, which typically has higher margins. Cartus' margin increased 6 percentage points to 32% from 26% primarily due to an increase in affinity revenue and a decrease in employee related costs as a result of cost savings initiatives. TRG's margin increased 2 percentage points to 19% from 17% primarily due to a decrease in employee-related costs and an increase in earnings from equity investments during the second quarter of 2018 compared to the second quarter of 2017.
Corporate and Other Operating EBITDA for the three months ended June 30, 2018 improved $6 million to negative $23 million primarily due to the absence of an $8 million expense related to the settlement of the Strader legal matter during the second quarter of 2017.
Real Estate Franchise Services (RFG)
Revenues remained flat at $237 million and Operating EBITDA increased $6 million to $173 million for the three months ended June 30, 2018 compared with the same period in 2017.
Revenues remained flat as a result of a $3 million increase in third-party domestic franchisee royalty revenue primarily due a 4% increase in homesale transaction volume, offset by a $3 million decrease in brand marketing fund revenue, primarily due to the lower level of advertising spend during the second quarter of 2018 compared with 2017. The $3 million decrease in brand marketing fund revenue was offset by a $3 million decrease in brand marketing fund expense.
RFG revenue includes intercompany royalties received from NRT of $89 million during both the second quarter of 2018 and 2017 which are eliminated in consolidation against the expense reflected in NRT's segment results.
The $6 million increase in Operating EBITDA was principally due to the $3 million increase in third-party domestic franchisee royalty revenue discussed above as well as a $2 million decrease in employee related costs.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $16 million to $1,408 million and Operating EBITDA decreased $17 million to $61 million for the three months ended June 30, 2018 compared with the same period in 2017.
The revenue increase of $16 million was comprised of a $7 million increase in commission income earned on homesale transactions by our existing brokerage operations, despite a decrease in revenue from our new development business, and a $9 million increase in commission income earned from acquisitions. The increase in commission income earned on homesale transactions was primarily driven by a 1% increase in homesale transaction volume due to NRT's average homesale price increase of 2%. This was due to lower inventory of homes for sale and NRT’s strategic recruiting efforts. The increase in price was partially offset by lower closing volume in NRT's new development business and lower transaction volume in the New York metropolitan market, each of which are generally at a higher price point.
Operating EBITDA decreased $17 million primarily due to:

•
a $39 million increase in commission expenses paid to independent sales agents from $970 million in the second quarter of 2017 to $1,009 million in the second quarter of 2018. The $39 million increase is comprised of a $33 million increase in commission expense due to our existing brokerage operations as a result of the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume, including a shift in mix in 2018 to lower closing volume in the new development business, which typically has lower commission expense compared to traditional brokerage operations, as well as a $6 million increase in commission expense related to acquisitions; and

•	a $3 million increase in other costs including a $1 million increase in occupancy costs.
These Operating EBITDA decreases were partially offset by:

•	the $16 million increase in revenues discussed above; and

•	a $7 million decrease in employee related costs primarily due to lower incentive accruals.

RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 16% to 15% primarily due to higher sales commission percentages paid to independent sales agents affiliated with NRT and the impact of lower closing volume in NRT's new development business, which typically has higher margins:

	Revenues		Change	% Change	Operating EBITDA		Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG (a)	$145	$142	$3	2%	$81	$72	$9	13%	56%	51%	5
NRT (a)	1,408	1,392	16	1	153	173	(20)	(12)	11	12	(1)
RFG and NRT Combined	$1,553	$1,534	$19	1%	$234	$245	$(11)	(4%)	15%	16%	(1)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $92 million and $95 million during the three months ended June 30, 2018 and June 30, 2017, respectively.

Relocation Services (Cartus)
Revenues increased $3 million to $105 million and Operating EBITDA increased $7 million to $34 million for the three months ended June 30, 2018 compared with the same period in 2017.
Revenues increased $3 million primarily as a result of a $3 million increase in affinity revenue and a $2 million increase in international revenue both primarily due to higher volume, partially offset by a $2 million decrease in other referral revenue.
Operating EBITDA increased $7 million primarily as a result of the $3 million increase in revenues discussed above and a $5 million decrease in employee related costs primarily due to cost savings initiatives.
Title and Settlement Services (TRG)
Revenues increased $5 million to $162 million and Operating EBITDA increased $5 million to $31 million for the three months ended June 30, 2018 compared with the same period in 2017.
Revenues increased as a result of a $4 million increase in underwriter revenue due to an increase of underwriter premiums, as well as a $2 million increase in resale revenue due to an increase in average fees, partially offset by a $1 million decrease in refinancing revenue due to an overall decrease in activity in the refinance market.
Operating EBITDA increased $5 million as a result of the $5 million increase in revenues discussed above, a $3 million decrease in employee-related costs primarily due to timing and a $2 million increase in earnings from equity investments, partially offset by an increase of $6 million in costs primarily due to an increase in underwriter revenue.

Six Months Ended June 30, 2018 vs. Six Months Ended June 30, 2017
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2018	2017	Change
Net revenues	$3,049	$2,996	$53
Total expenses (1)	2,957	2,847	110
Income before income taxes, equity in losses and noncontrolling interests	92	149	(57)
Income tax expense	33	64	(31)
Equity in losses of unconsolidated entities	2	3	(1)
Net income	57	82	(25)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Realogy Holdings and Realogy Group	$56	$81	$(25)
_______________

(1)
Total expenses for the six months ended June 30, 2018 includes $36 million of restructuring charges and $7 million related to loss on the early extinguishment of debt as a result of the debt transactions in the first quarter of 2018, partially offset by $12 million of gains related to mark-to-market adjustments for our interest rate swaps. Total expenses for the six months ended June 30, 2017 includes an $8 million expense related to the settlement of the Strader legal matter, $7 million of restructuring charges, $4 million of losses related to mark-to-market adjustments for our interest rate swaps and $4 million related to loss on the early extinguishment of debt, partially offset by a net benefit of $11 million of former parent legacy items.

Net revenues increased $53 million or 2% for the six months ended June 30, 2018 compared with the same period in 2017, principally due to increases in gross commission income and franchise fees as a result of higher homesale transaction volume of 4% on a combined basis for NRT and RFG.
Total expenses increased $110 million or 4% primarily due to:

•
a $79 million increase in commission and other sales agent-related costs due to the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume including a shift in mix in 2018 to lower closing volume in the new development business, which typically has lower commission expense compared to traditional brokerage operations, as well as an increase in commission expense related to acquisitions;

•
$36 million of restructuring costs primarily for the Company's restructuring program related to leadership realignment and other restructuring activities for the six months ended June 30, 2018 compared to $7 million of restructuring costs incurred for the same period in 2017 related to the Company's business optimization plan;

•	the absence of former parent legacy benefits of $11 million related to the settlement of a Cendant legacy tax matter during the six months ended June 30, 2017; and

•	a $4 million increase in marketing expenses.
The increases were partially offset by:

•	a $7 million decrease in operating and general and administrative expenses primarily driven by:

◦	a $17 million decrease in employee related costs primarily due to lower incentive accruals and cost savings initiatives; and

◦	the absence of an $8 million expense related to the settlement of the Strader legal matter during the second quarter of 2017;
partially offset by,

◦	a $10 million increase in other costs at NRT including a $3 million increase in occupancy costs, a $3 million increase in outsourcing costs and a $2 million increase in earn-out costs; and

◦	an $8 million increase in costs at TRG primarily due to an increase in underwriter revenue;

•
a $7 million net decrease in interest expense to $79 million for the six months ended June 30, 2018 from $86 million for the six months ended June 30, 2017 primarily due to mark-to-market adjustments for our interest rate swaps that resulted in gains of $12 million for the six months ended June 30, 2018 compared to losses of $4 million for the same period in 2017, partially offset by an increase in interest expense due to LIBOR rates increases and a $2 million write off of financing costs to interest expense as a result of the refinancing transactions in February of 2018.

Losses from equity investments were $2 million during the first half of 2018 primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity compared to losses from equity investments of $3 million during the first half of 2017 primarily related to the recognition of certain exit costs at PHH Home Loans.
During the first half of 2018, we incurred $36 million of restructuring costs primarily related to the Company's restructuring program related to leadership realignment and other restructuring activities, which began in the first quarter of 2018, compared to $7 million of costs related to the Company's business optimization initiatives in the first half of 2017. The Company expects to incur an additional $14 million related to the current restructuring plan bringing the estimated total cost of the plan to $48 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $33 million for the six months ended June 30, 2018 compared to $64 million for the six months ended June 30, 2017. Our federal and state blended statutory rate is estimated to be 27% for 2018 and our full year effective tax rate is estimated to be 30%. Our effective tax rate was 37% and 44% for the six months ended June 30, 2018 and June 30, 2017, respectively. The effective tax rate in each reporting period was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant. There were no changes to the net benefit recorded during the year ended December 31, 2017 relating to the 2017 Tax Act which was a provisional amount that reflected the Company’s reasonable estimate at the time.
The following table reflects the results of each of our reportable segments during the six months ended June 30, 2018 and 2017:

	Revenues (a)		$ Change	% Change	Operating EBITDA (b)		$ Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG	$413	$407	$6	1%	$278	$269	$9	3%	67%	66%	1
NRT	2,325	2,289	36	2	16	57	(41)	(72)	1	2	(1)
Cartus	184	179	5	3	33	28	5	18	18	16	2
TRG	282	277	5	2	25	28	(3)	(11)	9	10	(1)
Corporate and Other	(155)	(156)	1	*	(42)	(52)	10	*
Total Company	$3,049	$2,996	$53	2%	$310	$330	$(20)	(6%)	10%	11%	(1)
Less: Depreciation and amortization (c)					99	99
Interest expense, net					79	86
Income tax expense					33	64
Restructuring costs, net (d)					36	7
Former parent legacy benefit, net (e)					—	(11)
Loss on the early extinguishment of debt (e)					7	4
Net income attributable to Realogy Holdings and Realogy Group					$56	$81
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $155 million and $156 million during the six months ended June 30, 2018 and 2017, respectively.

(b)	Includes an $8 million expense related to the settlement of the Strader legal matter in the Corporate and Other segment for the six months ended June 30, 2017.

(c)
Depreciation and amortization for the six months ended June 30, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(d)
Restructuring charges incurred for the six months ended June 30, 2018 include $2 million at RFG, $21 million at NRT, $9 million at Cartus, $2 million at TRG and $2 million at Corporate and Other. Restructuring charges incurred for the six months ended June 30, 2017 include $1 million at RFG and $6 million at NRT.

(e)	Former parent legacy items and loss on the early extinguishment of debt are recorded in the Corporate and Other segment.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 10% from 11% for the six months ended June 30, 2018 compared to the same period in 2017. On a segment basis, RFG's margin increased 1 percentage point to 67% from 66% primarily due to an increase in third-party domestic franchisee royalty revenue and a decrease in employee related costs. NRT's margin decreased 1 percentage point to 1% from 2% primarily due to higher sales commission percentages paid to its independent sales agents during the first half of 2018 compared to the same period in 2017 and the impact of lower closing volume in our new development business, which typically has higher margins. Cartus' margin increased 2 percentage points to 18% from 16% primarily due to an increase in affinity revenue and a decrease in employee related costs as a result of cost savings initiatives. TRG's margin decreased 1 percentage point to 9% from 10% primarily as a result of an increase in personnel and operating costs, which were primarily due to an increase in underwriter revenue and market expansion.
Corporate and Other Operating EBITDA for the six months ended June 30, 2018 improved $10 million to negative $42 million primarily due to the absence of an $8 million expense related to the settlement of the Strader legal matter during the second quarter of 2017.
Real Estate Franchise Services (RFG)
Revenues increased $6 million to $413 million and Operating EBITDA increased $9 million to $278 million for the six months ended June 30, 2018 compared with the same period in 2017.
The increase in revenue was driven by a $6 million increase in third-party domestic franchisee royalty revenue primarily due to a 5% increase in homesale transaction volume and a $3 million increase in international revenues. These increases were partially offset by a $2 million increase in non-standard incentives.
RFG revenue includes intercompany royalties received from NRT of $149 million and $148 million during the six months ended June 30, 2018 and 2017, respectively, which are eliminated in consolidation against the expense reflected in NRT's segment results.
The $9 million increase in Operating EBITDA was principally due to the $6 million increase in revenues discussed above and a $3 million decrease in employee related costs.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $36 million to $2,325 million and Operating EBITDA decreased $41 million to $16 million for the six months ended June 30, 2018 compared with the same period in 2017.
The revenue increase of $36 million was comprised of a $21 million increase in commission income earned on homesale transactions by our existing brokerage operations, despite a decrease in revenue from our new development business, and a $15 million increase in commission income earned from acquisitions. The increase was primarily driven by a 2% increase in homesale transaction volume due to NRT's average homesale price increase of 2%. This is due to lower inventory of homes for sale and NRT’s strategic recruiting efforts. The increase in price was partially offset by lower closing volume in NRT's new development business and lower transaction volume in the New York metropolitan market, each of which are generally at a higher price point.
Operating EBITDA decreased $41 million primarily due to:

•
a $79 million increase in commission expenses paid to independent sales agents from $1,575 million for the six months ended June 30, 2017 to $1,654 million for the six months ended June 30, 2018. The $79 million increase is comprised of a $69 million increase in commission expense due to our existing brokerage operations as a result of the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume including a shift in mix in 2018 to lower closing volume in the new development business, which typically has lower commission expense compared to traditional brokerage operations, as well as a $10 million increase in commission expense related to acquisitions; and

•	a $10 million increase in other costs including a $3 million increase in occupancy costs, a $3 million increase in outsourcing costs and a $2 million increase in earn-out costs.
These Operating EBITDA decreases were partially offset by:

•	the $36 million increase in revenues discussed above;

•	a $10 million decrease in employee related costs primarily due to lower incentive accruals; and

•	the absence of $4 million in losses from our equity method investment in PHH Home Loans for the six months ended June 30, 2017.

RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 2 percentage points from 13% to 11% primarily due to higher sales commission percentages paid to independent sales agents affiliated with NRT and the impact of lower closing volume in NRT's new development business, which typically has higher margins:

	Revenues		Change	% Change	Operating EBITDA		Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG (a)	$258	$251	$7	3%	$123	$113	$10	9%	48%	45%	3
NRT (a) (b)	2,325	2,289	36	2	171	213	(42)	(20)	7	9	(2)
RFG and NRT Combined	$2,583	$2,540	$43	2%	$294	$326	$(32)	(10%)	11%	13%	(2)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $155 million and $156 million during the six months ended June 30, 2018 and June 30, 2017, respectively.

(b)	NRT Operating EBITDA includes $4 million of equity losses from PHH Home Loans for the six months ended June 30, 2017.
Relocation Services (Cartus)
Revenues increased $5 million to $184 million and Operating EBITDA increased $5 million to $33 million for the six months ended June 30, 2018 compared with the same period in 2017.
Revenues increased $5 million primarily as a result of a $4 million increase in affinity revenue and a $3 million increase in other revenue both primarily due to higher volume, partially offset by a $2 million decrease in other referral revenue.
Operating EBITDA increased $5 million primarily as a result of the $5 million increase in revenues discussed above and a $5 million decrease in employee related costs primarily due to cost savings initiatives, partially offset by a $3 million net negative impact from foreign currency exchange rates on expenses.
Title and Settlement Services (TRG)
Revenues increased $5 million to $282 million and Operating EBITDA decreased $3 million to $25 million for the six months ended June 30, 2018 compared with the same period in 2017.
Revenues increased as a result of an $8 million increase in resale revenue due to an increase in averages fees, as well as a $5 million increase in underwriter revenue due to an increase of underwriter premiums, partially offset by a $7 million decrease in refinancing revenue due to an overall decrease in activity in the refinance market.
Operating EBITDA decreased $3 million as a result of an increase of $8 million in costs primarily due to an increase in underwriter revenue and a $1 million decrease in earnings from equity investments primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity in the first quarter of 2018, partially offset by the $5 million increase in revenues discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2018	December 31, 2017	Change
Total assets	$7,491	$7,337	$154
Total liabilities	5,049	4,715	334
Total equity	2,442	2,622	(180)
For the six months ended June 30, 2018, total assets increased $154 million primarily due to a $158 million increase in trade and relocation receivables due to seasonal increases in volume and a $68 million increase in other non-current assets primarily due to the adjustment to prepaid expenses as a result of the adoption of the new revenue standard related to commissions paid to Realogy franchise sales employees, an increase in interest rate swaps, an increase in long-term investments and an increase in deferred financing costs related to the debt transactions that occurred during the first quarter of 2018. These increases were partially offset by a $49 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization, a $23 million decrease in other current assets and a $6 million decrease in property and equipment.
Total liabilities increased $334 million due to a $252 million increase in corporate debt primarily due to additional borrowings under the Revolving Credit Facility, a $67 million increase in securitization obligations, a $44 million increase in other non-current liabilities primarily due to deferred income for area development fees for international transactions as a result of the adoption of the new revenue standard, a $22 million increase in accounts payable and a $14 million increase in deferred tax liabilities. These increases were partially offset by a $65 million decrease in accrued expenses and other current liabilities primarily due to the payment of annual bonuses.
Total equity decreased $180 million primarily due to a $212 million decrease in additional paid in capital, related to the Company's repurchase of $200 million of common stock and $23 million of dividend payments, partially offset by stock-based compensation activity of $11 million. The decrease in total equity was partially offset by a $43 million increase which consists of net income of $56 million for the six months ended June 30, 2018 partially offset by $13 million due to the cumulative impact of adopting new accounting standards.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures, which we have historically satisfied with cash flows from operations and funds available under our Revolving Credit Facility and securitization facilities. In February 2018, the Company increased the borrowing capacity under its Revolving Credit Facility from $1,050 million to $1,400 million and extended the maturities of the Revolving Credit Facility, Term Loan A and Term Loan B.
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
As of June 30, 2018, the Company has repurchased and retired 24.3 million shares of common stock for an aggregate of $674 million under the share repurchase programs at a weighted average market price of $27.80 per share. Included in the 24.3 million shares of common stock repurchased to date, the Company repurchased 4.1 million shares of common stock for $101 million at a weighted average market price of $24.94 per share during the second quarter of 2018. As of June 30, 2018, $251 million remained available for repurchase under the February 2018 share repurchase program.
During the period July 1, 2018 through August 1, 2018, we repurchased an additional 0.9 million shares at a weighted average market price of $23.24 per share. Giving effect to these repurchases, we had approximately $231 million of remaining capacity authorized under the February 2018 share repurchase program as of August 1, 2018.

Beginning in August 2016, we initiated and paid a quarterly cash dividend of $0.09 per share and paid $0.09 per share cash dividends in every subsequent quarter. During the first half of 2018, we returned $23 million to stockholders through the dividend payments. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions (including restrictive covenants contained in the Company’s credit agreements, and the indentures governing the Company’s outstanding debt securities), capital requirements and other factors that the Board of Directors deems relevant.
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
Our liquidity position continues to be impacted by our remaining interest expense and would be adversely impacted by stagnation or a downturn of the residential real estate market or a significant increase in LIBOR or ABR.
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
Cash Flows
At June 30, 2018, we had $239 million of cash, cash equivalents and restricted cash, an increase of $5 million compared to the balance of $234 million at December 31, 2017. The following table summarizes our cash flows for the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$9	$186	$(177)
Investing activities	(45)	(56)	11
Financing activities	42	(186)	228
Effects of change in exchange rates on cash, cash equivalents and restricted cash	(1)	1	(2)
Net change in cash, cash equivalents and restricted cash	$5	$(55)	$60
For the six months ended June 30, 2018, $177 million less cash was provided by operating activities compared to the same period in 2017. The change was principally due to $85 million less cash provided by the net change in relocation and trade receivables, $81 million less cash provided by operating results and $24 million more cash used for accounts payable, accrued expenses and other liabilities, partially offset by $11 million less cash used for other assets.
For the six months ended June 30, 2018, we used $11 million less cash for investing activities compared to the same period in 2017 primarily due to $19 million of net cash proceeds received from the dissolution of our interest in PHH Home Loans, LLC and $3 million less cash used for acquisition related payments, partially offset by $12 million more cash used for investment in unconsolidated entities.

For the six months ended June 30, 2018, $42 million of cash was provided by financing activities compared to $186 million of cash used during the same period in 2017. For the six months ended June 30, 2018, $42 million of cash was provided by:

•	$242 million of additional borrowings under the Revolving Credit Facility; and

•	$67 million net increase in securitization borrowings;
partially offset by,

•	$200 million for the repurchase of our common stock;

•	$23 million of dividend payments;

•	$17 million of other financing payments primarily related to capital leases;

•	$10 million of tax payments related to net share settlement for stock-based compensation;

•	$10 million of quarterly amortization payments on the term loan facilities;

•	$4 million for payments of contingent consideration; and

•
$3 million for cash paid as a result of the refinancing transactions in February 2018 related to $16 million of debt issuance costs and $4 million repayment of borrowings under the Term Loan B Facility, partially offset by $17 million of proceeds received under the Term Loan A Facility.

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
partially offset by an $18 million net increase in securitization borrowings.
Financial Obligations
Indebtedness Table
As of June 30, 2018, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$312	$ *	$312
Term Loan B	(3)	February 2025	1,075	17	1,058
Term Loan A Facility:
Term Loan A	(4)	February 2023	745	5	740
Senior Notes	4.50%	April 2019	450	4	446
Senior Notes	5.25%	December 2021	550	3	547
Senior Notes	4.875%	June 2023	500	3	497
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2019	247	*	247
Cartus Financing Limited (7)		August 2018	14	*	14
Total (8)			$3,893	$32	$3,861

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of June 30, 2018, the Company had $1,400 million of borrowing capacity under its Revolving Credit Facility leaving $1,088 million of available capacity. The Revolving Credit Facility expires in February 2023, but is classified on the balance sheet as current due to the revolving nature of the facility. On August 1, 2018, the Company had $270 million in outstanding borrowings under the Revolving Credit Facility, leaving $1,130 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2018 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2018.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commence on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the last amortization payment to be made on February 8, 2023. The interest rates with respect to term loans under the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2018.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)
In June 2018, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2019. As of June 30, 2018, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $3 million of available capacity.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of June 30, 2018, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $6 million of available capacity.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $74 million with $65 million utilized at a weighted average rate of 3.24% at June 30, 2018.
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

The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing twelve month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the senior secured credit facilities. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the senior secured credit facilities, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2018.
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

Contractual Obligations
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility", to the Condensed Consolidated Financial Statements included elsewhere in this Report for a description of the Company's debt transactions which occurred during the first quarter of 2018. All other future contractual obligations as of June 30, 2018 have not changed materially from the amounts reported in our 2017 Form 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2018, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2018, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,132 million, which excludes $261 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at June 30, 2018 was 4.34%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2018 senior secured leverage ratio, the LIBOR margin was 2.25%. At June 30, 2018, the one-month LIBOR rate was 2.09%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.

As of June 30, 2018, we had interest rate swaps with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our $2,132 million of variable rate borrowings. Interest rates swaps with a notional value of $425 million expired on February 10, 2018. Our remaining interest rate swaps are as follows:

Notional Value (in millions)		Commencement Date	Expiration Date
$600		August 2015	August 2020
$450		November 2017	November 2022
$400	(a)	August 2020	August 2025
$150	(a)	November 2022	November 2027
_______________

(a)	During the second quarter of 2018, the Company entered into four new forward starting interest rate swaps, two with a notional value of $125 million and two with a notional value of $150 million.
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had an asset of $12 million and a liability of $7 million for the fair value of the interest rate swaps at June 30, 2018.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $14 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2018 and for the three and six-month periods ended June 30, 2018 and 2017 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated August 3, 2018, are included on pages 3 and 4.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
Litigation and claims against other participants in the residential real estate industry may impact the Company when the rulings in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, and sales agent classification. The Company also may be impacted by litigation and other claims against companies in other industries. Rulings on matters related to worker classification may adversely affect the Company and other residential real estate industry participants as a result of the classification of sales agents as independent contractors, irrespective of the fact that the parties subject to the rulings are in a different industry and involve different facts and circumstances.  For example, a recent decision by the California Supreme Court involving delivery workers adopts a significantly more restrictive classification test than the test historically used by the California courts in wage and hour cases. Under the new test, an individual is considered an employee unless the hiring entity satisfies three specific criteria that focus on control of the performance of the work and whether the nature of the work involves a separate trade that is outside the usual course of the hiring entity’s business. Notwithstanding the new test, California and a number of other states have separate statutory structures and existing case law that articulate different, less stringent standards for real estate agents operating as independent contractors. How these differing tests will be reconciled is presently unclear, and given the evolving nature of this issue, we are currently unable to estimate, what impact, if any, this would have on our operations or financial results.
Changes in current legislation, regulations or interpretations that are applicable to the residential real estate service industry may also impact the Company. In June 2018, the Federal Trade Commission (“FTC”) and Department of Justice (“DOJ”) held a joint public workshop to explore competition issues in the residential real estate brokerage industry since the publication of the FTC and DOJ’s 2007 Report on Competition in the Real Estate Brokerage Industry, including the impact of Internet-enabled technologies on the industry and potential barriers to competition. The Company submitted comments and participated in the workshop.
Item 1A. Risk Factors.
Our significant business risks are described in Part I, Item 1A. in our 2017 Form 10-K. You should be aware that these risk factors may not describe every risk and uncertainty facing our Company. Set forth below is an update to one of our risk factors relating to worker classification previously disclosed in our 2017 Form 10-K.
There may be adverse financial and operational consequences to us and our franchisees if independent sales agents are reclassified as employees.
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

Federal agencies and each state have their own rules and tests for classification of independent contractors as well as to determine whether employees meet exemptions from minimum wages and overtime laws.  These tests consider many factors that also vary from state to state.  The tests have evolved based on state case law decisions, regulations and legislative changes.  There is active worker classification litigation in numerous jurisdictions against a variety of industries where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions.
Certain jurisdictions, including California where NRT generated approximately 27% of its revenue in 2017, have adopted standards that are significantly more restrictive than those historically used in wage and hour cases. Under the newer test, an individual is considered an employee unless the hiring entity satisfies three specific criteria that focus on control of the performance of the work and whether the nature of the work involves a separate trade that is outside the usual course of the hiring entity’s business.
Notwithstanding the newer test, California and a number of other states have separate statutory structures and existing case law that articulate different, less stringent standards for real estate agents operating as independent contractors. How these differing tests will be reconciled is presently unclear, and given the evolving nature of this issue, we are currently unable to estimate, what impact, if any, this would have on our operations or financial results.
Significant sales agent reclassification determinations in the absence of available exemptions from minimum wage or overtime laws, including damages and penalties for prior periods (if assessed), could be disruptive to our business, constrain our operations in certain jurisdictions and could have a material adverse effect on the operational and financial performance of the Company.  Franchisees affiliated with one of the Company’s brands face the same risks with respect to their affiliated independent sales agents.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended June 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
April 1 - 30, 2018	1,269,633	$26.25	1,269,633	$317,349,327
May 1 - 31, 2018	1,528,244	$24.54	1,528,244	$279,846,219
June 1 - 30, 2018	1,211,910	$24.07	1,211,910	$250,675,545
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

During the period July 1, 2018 through August 1, 2018, we repurchased an additional 0.9 million shares at a weighted average market price of $23.24 per share. Giving effect to these repurchases, we had approximately $231 million of remaining capacity authorized under the February 2018 share repurchase program as of August 1, 2018.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 3, 2018
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: August 3, 2018
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

10.1
Eleventh Omnibus Amendment, dated as of June 8, 2018, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on June 11, 2018).

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