Form 10-Q
period 2018-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2018-11-02
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files).
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
Realogy Holdings Corp.	☑	☐	☐	☐	☐
Realogy Group LLC	☐	☐	☑	☐	☐
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 118,155,158 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of October 31, 2018.
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

◦	a decline or a lack of improvement in the number of homesales;

◦	stagnant or declining home prices or a reduction in the affordability of housing;

◦	increasing mortgage rates and/or constraints on the availability of mortgage financing;

◦	insufficient or excessive home inventory levels by market and price point;

◦	a lack of improvement or deceleration in the building of new housing and/or irregular timing or volume of new development closings;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries as of September 30, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries as of September 30, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2018 and 2017 and the condensed consolidated statements of cash flows for the nine-month periods ended September 30, 2018 and 2017, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2018

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Gross commission income	$1,246	$1,250	$3,536	$3,505
Service revenue	268	261	728	710
Franchise fees	109	111	302	296
Other	53	52	159	159
Net revenues	1,676	1,674	4,725	4,670
Expenses
Commission and other agent-related costs	902	887	2,556	2,462
Operating	387	394	1,171	1,162
Marketing	63	63	199	195
General and administrative	80	82	244	269
Former parent legacy cost (benefit), net	—	1	—	(10)
Restructuring costs, net	9	2	45	9
Depreciation and amortization	49	50	146	149
Interest expense, net	41	41	120	127
Loss on the early extinguishment of debt	—	1	7	5
Total expenses	1,531	1,521	4,488	4,368
Income before income taxes, equity in (earnings) losses and noncontrolling interests	145	153	237	302
Income tax expense	40	67	73	131
Equity in (earnings) losses of unconsolidated entities	1	(10)	3	(7)
Net income	104	96	161	178
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income attributable to Realogy Holdings and Realogy Group	$103	$95	$159	$176

Earnings per share attributable to Realogy Holdings:
Basic earnings per share	$0.84	$0.70	$1.26	$1.28
Diluted earnings per share	$0.83	$0.69	$1.25	$1.26
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	122.7	136.1	126.5	137.8
Diluted	123.6	138.1	127.6	139.4

Cash dividends declared per share	$0.09	$0.09	$0.27	$0.27

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$104	$96	$161	$178
Currency translation adjustment	—	1	(2)	3
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	1	1	1
Other comprehensive income (loss), before tax	—	2	(1)	4
Income tax expense related to items of other comprehensive income amounts	—	1	—	1
Other comprehensive income (loss), net of tax	—	1	(1)	3
Comprehensive income	104	97	160	181
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$103	$96	$158	$179

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2018	December 31, 2017

ASSETS
Current assets:
Cash and cash equivalents	$226	$227
Restricted cash	11	7
Trade receivables (net of allowance for doubtful accounts of $9 and $11)	180	153
Relocation receivables	334	223
Other current assets	154	179
Total current assets	905	789
Property and equipment, net	284	289
Goodwill	3,712	3,710
Trademarks	749	749
Franchise agreements, net	1,243	1,294
Other intangibles, net	261	284
Other non-current assets	284	222
Total assets	$7,438	$7,337
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$181	$156
Securitization obligations	264	194
Current portion of long-term debt	727	127
Accrued expenses and other current liabilities	395	478
Total current liabilities	1,567	955
Long-term debt	2,806	3,221
Deferred income taxes	378	327
Other non-current liabilities	244	212
Total liabilities	4,995	4,715
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2018 and December 31, 2017	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 119,932,166 shares issued and outstanding at September 30, 2018 and 131,636,870 shares issued and outstanding at December 31, 2017	1	1
Additional paid-in capital	4,970	5,285
Accumulated deficit	(2,485)	(2,631)
Accumulated other comprehensive loss	(47)	(37)
Total stockholders' equity	2,439	2,618
Noncontrolling interests	4	4
Total equity	2,443	2,622
Total liabilities and equity	$7,438	$7,337

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2018	2017
Operating Activities
Net income	$161	$178
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	146	149
Deferred income taxes	59	129
Amortization of deferred financing costs and discount	11	12
Loss on the early extinguishment of debt	7	5
Equity in (earnings) losses of unconsolidated entities	3	(7)
Stock-based compensation	31	38
Mark-to-market adjustments on derivatives	(20)	6
Other adjustments to net income	(1)	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(26)	(13)
Relocation receivables	(112)	(30)
Other assets	(15)	(33)
Accounts payable, accrued expenses and other liabilities	(18)	—
Dividends received from unconsolidated entities	3	24
Other, net	(5)	(11)
Net cash provided by operating activities	224	445
Investing Activities
Property and equipment additions	(73)	(69)
Payments for acquisitions, net of cash acquired	(1)	(13)
Investment in unconsolidated entities	(15)	(34)
Proceeds from investments in unconsolidated entities	19	—
Other, net	10	17
Net cash used in investing activities	(60)	(99)
Financing Activities
Net change in revolving credit facility	180	(10)
Payments for refinancing of Term Loan B	(4)	—
Proceeds from refinancing of Term Loan A & A-1	17	—
Amortization payments on term loan facilities	(17)	(31)
Net change in securitization obligations	70	29
Debt issuance costs	(16)	(6)
Cash paid for fees associated with early extinguishment of debt	—	(1)
Repurchase of common stock	(302)	(180)
Dividends paid on common stock	(34)	(37)
Proceeds from exercise of stock options	—	7
Taxes paid related to net share settlement for stock-based compensation	(10)	(11)
Payments of contingent consideration related to acquisitions	(21)	(18)
Other, net	(23)	(19)
Net cash used in financing activities	(160)	(277)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	2
Net increase in cash, cash equivalents and restricted cash	3	71
Cash, cash equivalents and restricted cash, beginning of period	234	281
Cash, cash equivalents and restricted cash, end of period	$237	$352
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $6 and $5 for the periods presented)	$118	$111
Income tax payments, net	10	10

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of September 30, 2018 and the results of operations and comprehensive income for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. The Consolidated Balance Sheet at December 31, 2017 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2017.
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
The following table summarizes fair value measurements by level at September 30, 2018 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$2	$—	$—	$2
Interest rate swaps (included in other non-current assets)	—	15	—	15
Interest rate swaps (included in other non-current liabilities)	—	2	—	2
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	11	11
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2017	$34
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	(22)
Changes in fair value (reflected in the Condensed Consolidated Statement of Operations)	(2)
Fair value of contingent consideration at September 30, 2018	$11

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2018		December 31, 2017
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$250	$250	$70	$70
Term Loan B	1,072	1,073	1,083	1,085
Term Loan A Facility:
Term Loan A	741	741	391	393
Term Loan A-1	—	—	342	343
4.50% Senior Notes	450	452	450	457
5.25% Senior Notes	550	549	550	569
4.875% Senior Notes	500	467	500	495
Securitization obligations	264	264	194	194
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At September 30, 2018 and December 31, 2017, the Company had various equity method investments aggregating $53 million and $74 million, respectively, which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The $53 million investment balance at September 30, 2018 included $46 million for the Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity"). The Company's interest in PHH Home Loans, LLC ("PHH Home Loans") was sold to a subsidiary of PHH Corporation in the first quarter of 2018. The $74 million investment balance at December 31, 2017 included $48 million for the Company's investment in Guaranteed Rate Affinity and $19 million for the Company's remaining investment in PHH Home Loans. The Company received net cash proceeds of $19 million reducing the investment balance in PHH Home Loans to zero in the first quarter of 2018.
For the three and nine months ended September 30, 2018, the Company recorded equity losses of $1 million and $3 million, respectively, at the Title and Settlement Services segment primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity. The Company recorded $10 million and $7 million of earnings related to its equity investments for the three and nine months ended September 30, 2017, respectively, primarily related to earnings from the first two phases of the sale of PHH Home Loans' assets to Guaranteed Rate Affinity, partially offset by the recognition of certain exit costs at PHH Home Loans.
The Company received $3 million and $24 million in cash dividends from equity method investments during the nine months ended September 30, 2018 and 2017, respectively. The Company invested $4 million into Guaranteed Rate Affinity during the first quarter of 2018 and $34 million into Guaranteed Rate Affinity during the nine months ended September 30, 2017.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was an expense of $40 million and $67 million for the three months ended September 30, 2018 and 2017, respectively, and an expense of $73 million and $131 million for the nine months ended September 30, 2018 and 2017, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, British Pound, Swiss Franc and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2018, the Company had outstanding foreign currency forward contracts in an asset position with a fair value of less than $1 million and a notional value of $27 million. As of December 31, 2017, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of less than $1 million and a notional value of $25 million.
The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. Interest rate swaps with a notional value of $425 million expired February 10, 2018. As of September 30, 2018, the Company had interest rate swaps with an aggregate notional value of $1,600 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swap contracts	Other non-current assets	$15	$—
	Other current and non-current liabilities	2	13
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2018	2017	2018	2017
Interest rate swap contracts	Interest expense	$(7)	$—	$(19)	$4
Foreign exchange contracts	Operating expense	—	1	(1)	2
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $11 million and $7 million at September 30, 2018 and December 31, 2017, respectively.
Supplemental Cash Flow Information
Significant non-cash transactions during the nine months ended September 30, 2018 and 2017 included capital lease additions of $11 million and $13 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
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
In February 2016, the FASB issued its new standard on leases which requires virtually all leases to be recognized on the balance sheet. Lessees will recognize a right-of-use asset and a lease liability for all leases (other than leases that meet the definition of a short-term lease). The liability will be equal to the present value of lease payments. The asset will be based on the liability, subject to adjustment, such as for lease incentives, prepayments and initial direct costs. For income statement purposes, leases will be classified as either operating or finance leases. Operating leases will result in straight-line expense, similar to current operating leases, while finance leases will result in a front-loaded expense pattern, similar to current capital leases. Classification will be based on criteria that are largely similar to those applied in current lease accounting, but without explicit bright lines.
The new standard is effective on January 1, 2019, with early adoption permitted, requiring a modified retrospective transition approach, applying the new standard to all leases existing at the date of initial application. In July 2018, the FASB issued an ASU that allows entities to elect an optional transition relief giving companies the option to apply the provisions of the new guidance at the effective date (e.g., January 1, 2019), as opposed to the earliest comparative period presented in the financial statements under the modified retrospective transition approach (January 1, 2017), and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company will adopt the new standard during the first quarter of 2019 and will elect the optional transition relief. The new standard allows for an optional package of practical expedients during transition which permit companies to not reassess prior conclusions about lease identification, lease classification and initial direct costs under the new standard. The Company plans to elect this package of practical expedients; however, the Company does not expect to elect the use of hindsight practical expedients and therefore current lease terms largely remained unchanged.
The new standard also allows practical expedients for future accounting under the new standard. The Company plans to elect the short-term lease recognition exemption and will not recognize a lease obligation and right-of-use asset on its balance sheet for all leases with terms of 12 months or less. The Company also plans to elect the practical expedient to not separate lease and non-lease components for all of its leases resulting in a larger lease liability recorded on the balance sheet.
The Company is still evaluating the impact of the standard on its consolidated financial statements but currently believes that the most significant effects of adoption relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for real estate operating leases. Future lease obligations are disclosed in Note 13. "Commitments and

Contingencies" of the Annual Report on Form 10-K for the year ended December 31, 2017. The Company is in the process of evaluating its policies and internal controls, as well as implementing a new lease management system which will be utilized to account for leases under the new guidance once adopted.
In August 2018, the SEC issued a final rule that amends certain disclosure requirements as part of the SEC’s overall project to improve disclosure effectiveness and simplify compliance. The final rule eliminates redundant, duplicative and overlapping requirements which are substantially similar to current GAAP or other SEC disclosure requirements, as well as amends or removes outdated and superseded requirements. However, in some situations, the amendments expanded disclosure requirements, such as an analysis of changes in stockholders’ equity will now be required for the current and comparative quarter and year-to-date interim periods. The amended rules become effective 30 days after publication in the Federal Register. The Company has included its statement of changes in stockholders' equity for the three and nine month periods ended September 30, 2018 and September 30, 2017 to conform with the new requirements.

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

The impact of adopting the new revenue standard, as compared to historic guidance under ASC Topic 605, was immaterial to the Company's Condensed Consolidated Financial Statements as of and for the nine months ended September 30, 2018.

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

	Three Months Ended September 30, 2018 vs September 30, 2017 (e)
	Real Estate Franchise Services		Company Owned Brokerage Services		Relocation Services		Title and Settlement Services		Corporate and Other		Total Company
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross commission income (a)	$—	$—	$1,246	$1,250	$—	$—	$—	$—	$—	$—	$1,246	$1,250
Service revenue (b)	—	—	3	1	107	110	158	150	—	—	268	261
Franchise fees (c)	189	192	—	—	—	—	—	—	(80)	(81)	109	111
Other (d)	32	32	19	16	1	1	4	4	(3)	(1)	53	52
Net revenues	$221	$224	$1,268	$1,267	$108	$111	$162	$154	$(83)	$(82)	$1,676	$1,674

	Nine Months Ended September 30, 2018 vs September 30, 2017 (e)
	Real Estate Franchise Services		Company Owned Brokerage Services		Relocation Services		Title and Settlement Services		Corporate and Other		Total Company
	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017	2018	2017
Gross commission income (a)	$—	$—	$3,536	$3,505	$—	$—	$—	$—	$—	$—	$3,536	$3,505
Service revenue (b)	—	—	7	6	289	287	432	417	—	—	728	710
Franchise fees (c)	531	525	—	—	—	—	—	—	(229)	(229)	302	296
Other (d)	103	106	50	45	3	3	12	14	(9)	(9)	159	159
Net revenues	$634	$631	$3,593	$3,556	$292	$290	$444	$431	$(238)	$(238)	$4,725	$4,670
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
The Company's revenue streams are discussed further below by business segment:
Real Estate Franchise Services
The Company franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a gross percentage (generally 6%) of the franchisee’s gross commission income. Royalty fees are accrued as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Non-standard sales incentives are recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes domestic initial franchise fees which are generally non-refundable and recognized by the Company as revenue upon the execution or opening of a new franchisee office to cover the upfront costs associated with opening the franchisee for business under one of Realogy’s brands.
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees decreased from $13 million at January 1, 2018 to $8 million at September 30, 2018 primarily due to amounts recognized into revenue matching expenses for marketing activities, partially offset by additional fees received from franchisees during the nine months ended September 30, 2018.
The Company collects initial ADFs for international territory transactions, which are recorded as deferred revenue when received and recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands. The balance for deferred ADFs decreased from $58 million at January 1, 2018 to $55 million at September 30, 2018 due to revenues of $4 million recognized during the nine months ended September 30, 2018 that were included in the deferred revenue balance at the beginning of the period, partially offset by $1 million of additional area development fees received during the nine months ended September 30, 2018.
In addition, the Company recognizes a deferred asset for commissions paid to Realogy franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years). The amount of prepaid commissions was $24 million at both January 1, 2018 and September 30, 2018.
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
The Company has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when the new development closes. The balance of advanced commissions related to developments was a liability of $10 million at both January 1, 2018 and September 30, 2018. During the nine months ended September 30, 2018, the balance increased $5 million related to additional commissions received for new developments, offset by a $5 million decrease due to revenues recognized on units closed.
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
The Company earns revenues from outsourcing management fees charged to clients for the performance and facilitation of relocation services. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for outsourcing management fees was a liability of $5 million at both January 1, 2018 and September 30, 2018. During the nine months ended September 30, 2018, the balance increased $48 million primarily related to additions due to new management fees billed on new relocation files in advance of the Company satisfying its performance obligation, offset by a $48 million decrease as a result of revenues recognized as the performance obligations were satisfied.
The Relocation Services segment manages the Cartus Broker Network, which is a network of real estate brokers consisting of our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Network fees are billed in the fourth quarter of the previous year for the following year's membership and recognized into revenue on a straight-line basis each month during the membership period. The balance for Cartus Broker Membership decreased from $8 million at January 1, 2018 to $3 million at September 30, 2018 primarily due to $7 million of revenues recognized during the nine months ended September 30, 2018 that were included in the deferred revenue balance at the beginning of the period, partially offset by a $2 million increase related to new network fees.
Title and Settlement Services
The Company provides title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues and title and closing service fees are recorded at a point in time which occurs at the time a homesale transaction or refinancing closes. The Company also owns an underwriter of title insurance. For unaffiliated agents, the underwriter recognizes policy premium revenue on a gross basis (before deduction of agent commission) upon notice of policy issuance from the agent. For affiliated title agents, the underwriter recognizes the incremental policy premium revenue upon the effective date of the title policy as the agent commission revenue is already recognized by the affiliated title agent.
Contract Balances (Deferred Revenue)
The following table shows the change in the Company's contract liabilities related to revenue contracts by reportable segment for the period:

	Nine Months Ended September 30, 2018
	Beginning Balance at January 1, 2018	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2018
Real Estate Franchise Services (a)	$79	$88	$(93)	$74
Company Owned Real Estate Brokerage Services	17	12	(14)	15
Relocation Services	18	66	(71)	13
Total	$114	$166	$(178)	$102
_______________

(a)	Revenues recognized include intercompany marketing fees paid by the Company Owned Real Estate Brokerage Services segment.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2017	$3,315	$1,062	$641	$478	$5,496
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2017	2,292	904	360	154	3,710
Goodwill acquired (a)	—	2	—	—	2
Balance at September 30, 2018	$2,292	$906	$360	$154	$3,712
_______________

(a)	Goodwill acquired during the nine months ended September 30, 2018 relates to the acquisition of three real estate brokerage operations.
Intangible assets are as follows:

	As of September 30, 2018			As of December 31, 2017
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$776	$1,243	$2,019	$725	$1,294
Indefinite life—Trademarks (b)	$749		$749	$749		$749
Other Intangibles
Amortizable—License agreements (c)	$45	$11	$34	$45	$10	$35
Amortizable—Customer relationships (d)	549	352	197	549	335	214
Indefinite life—Title plant shares (e)	18		18	18		18
Amortizable—Pendings and listings (f)	—	—	—	2	1	1
Amortizable—Other (g)	32	20	12	33	17	16
Total Other Intangibles	$644	$383	$261	$647	$363	$284
_______________

(a)	Generally amortized over a period of 30 years.

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

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Generally amortized over a period of 5 months.

(g)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Franchise agreements	$17	$16	$51	$50
License agreements	1	1	1	1
Customer relationships	5	5	17	18
Pendings and listings	—	2	1	3
Other	1	1	3	4
Total	$24	$25	$73	$76
Based on the Company’s amortizable intangible assets as of September 30, 2018, the Company expects related amortization expense for the remainder of 2018, the four succeeding years and thereafter to be approximately $25 million, $97 million, $95 million, $93 million, $92 million and $1,084 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2018	December 31, 2017
Accrued payroll and related employee costs	$106	$140
Accrued volume incentives	34	41
Accrued commissions	36	38
Restructuring accruals	11	5
Deferred income	60	68
Accrued interest	34	13
Contingent consideration for acquisitions	7	26
Due to former parent	18	18
Other	89	129
Total accrued expenses and other current liabilities	$395	$478
5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2018	December 31, 2017
Senior Secured Credit Facility:
Revolving Credit Facility	$250	$70
Term Loan B	1,056	1,063
Term Loan A Facility:
Term Loan A	736	390
Term Loan A-1	—	339
4.50% Senior Notes	447	444
5.25% Senior Notes	547	546
4.875% Senior Notes	497	496
Total Short-Term & Long-Term Debt	$3,533	$3,348
Securitization Obligations:
Apple Ridge Funding LLC	$250	$181
Cartus Financing Limited	14	13
Total Securitization Obligations	$264	$194

Indebtedness Table
As of September 30, 2018, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$250	$ *	$250
Term Loan B	(3)	February 2025	1,072	16	1,056
Term Loan A Facility:
Term Loan A	(4)	February 2023	741	5	736
Senior Notes	4.50%	April 2019	450	3	447
Senior Notes	5.25%	December 2021	550	3	547
Senior Notes	4.875%	June 2023	500	3	497
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2019	250	*	250
Cartus Financing Limited (7)		August 2019	14	*	14
Total (8)			$3,827	$30	$3,797

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of September 30, 2018, the Company had $1,400 million of borrowing capacity under its Revolving Credit Facility, with $1,150 million of available capacity. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature of the facility. On October 31, 2018, the Company had $253 million in outstanding borrowings under the Revolving Credit Facility, leaving $1,147 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2018 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2018.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2018.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of September 30, 2018, the Company utilized the full borrowing capacity of $250 million under the Apple Ridge Funding LLC securitization program.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2018, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $6 million of available capacity. In August 2018, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2019.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $66 million with $64 million utilized at a weighted average rate of 3.33% at September 30, 2018.
Maturities Table
As of September 30, 2018, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2018 and each of the next four years is as follows:

Year	Amount
Remaining 2018 (a)	$257
2019	480
2020	44
2021	612
2022	81
_______________

(a)
Remaining 2018 includes amortization payments totaling $4 million and $3 million for the Term Loan A and Term Loan B facilities, respectively, as well as $250 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023 but is classified on the balance sheet as current due to the revolving nature of the facility. The current portion of long term debt of $727 million shown on the condensed consolidated balance sheet consists of $447 million of 4.50% Senior Notes due April 2019, four quarters of amortization payments totaling $19 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $250 million of revolver borrowings under the Revolving Credit Facility. The Company is evaluating different alternatives to repay the 4.50% Senior Notes due in April 2019 including refinancing or using existing available liquidity.

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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the revolver at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At September 30, 2018, Realogy Group was in compliance with the senior secured leverage ratio covenant.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company. At September 30, 2018, the capacity of the facility was $66 million, which expires in December 2019. At December 31, 2017, the capacity was $74 million, however $8 million of capacity under the facility expired in September 2018. As of September 30, 2018 and December 31, 2017, the Company utilized $64 million and $69 million of the capacity, respectively.
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
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. As of September 30, 2018, the Company utilized the full borrowing capacity of $250 million under the Apple Ridge Funding LLC securitization program.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility. In August 2018, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2019. As of September 30, 2018, there were $14 million of outstanding borrowings on the facilities. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Facility and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $336 million and $218 million of underlying relocation receivables and other related relocation assets at September 30, 2018 and December 31, 2017, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million for both the three months ended September 30, 2018 and 2017, and $6 million and $5 million for the nine months ended September 30, 2018 and 2017, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.7% and 3.3% for the nine months ended September 30, 2018 and 2017, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in February 2018, the Company recorded a loss on the early extinguishment of debt of $7 million and wrote off financing costs of $2 million to interest expense during the first nine months of 2018.
As a result of the refinancing transaction in January 2017 and a reduction of the Unsecured Letter of Credit Facility in September of 2017, the Company recorded losses on the early extinguishment of debt of $5 million during the nine months ended September 30, 2017.

6.	RESTRUCTURING COSTS
Restructuring charges were $9 million and $45 million for the three and nine months ended September 30, 2018, respectively, and $2 million and $9 million for the three and nine months ended September 30, 2017, respectively. The components of the restructuring charges for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Personnel-related costs (1)	$3	$1	$20	$7
Facility-related costs (2)	3	—	15	1
Internal use software impairment (3)	3	—	10	—
Other restructuring costs (4)	—	1	—	1
Total restructuring charges (5)	$9	$2	$45	$9
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

(2)
Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, lease payments, net of applicable sublease income, that will continue to be incurred under the contract for its remaining term without economic benefit to the Company, accelerated depreciation on asset disposals and other facility and employee relocation related costs.

(3)
Internal use software impairment relates to development costs capitalized for a project that was determined to not meet the Company's strategic goals when analyzed by the Company's new leadership team. $7 million was recognized during the first quarter of 2018 and an additional $3 million was recognized during the third quarter of 2018.

(4)
Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities which are primarily included in the Corporate and Other business segment.

(5)
The three and nine months ended September 30, 2018 includes $9 million and $43 million, respectively, of expense related to the Leadership Realignment and Other Restructuring Activities program and zero and $2 million, respectively, of expense related to the Business Optimization Initiative program.

Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan include senior leadership realignment, an enhanced focus on technology and talent, as well as further attention on office footprint and other operational efficiencies.
The following is a reconciliation of the beginning and ending reserve balances for the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Personnel-related costs	Facility-related costs	Internal use software impairment	Total
Balance at December 31, 2017	$—	$—	$—	$—
Restructuring charges	20	13	10	43
Costs paid or otherwise settled	(15)	(5)	(10)	(30)
Balance at September 30, 2018	$5	$8	$—	$13
The following table shows the total costs currently expected to be incurred by type of cost the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$31	$20	$11
Facility-related costs	20	13	7
Internal use software impairment	10	10	—
Total	$61	$43	$18
The following table shows the total costs currently expected to be incurred by reportable segment for the restructuring program related to Leadership Realignment and Other Restructuring Activities:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$3	$3	$—
Company Owned Real Estate Brokerage Services	36	28	8
Relocation Services	9	9	—
Title and Settlement Services	2	1	1
Corporate and Other	11	2	9
Total	$61	$43	$18
Business Optimization Initiative
During the fourth quarter of 2015, the Company began a business optimization initiative that focused on maximizing the efficiency and effectiveness of the cost structure of each of the Company's business units.  The action was designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. The plan focused on several key areas of opportunity which include process improvement efficiencies, office footprint optimization, leveraging technology and media spend, centralized procurement, outsourcing administrative services and organizational design. The expected costs of activities undertaken in connection with the restructuring plan are largely complete. At December 31, 2017, the remaining liability was $7 million. During the nine months ended September 30, 2018, the Company incurred facility-related costs of $2 million and paid or settled costs of $6 million, resulting in a remaining accrual of $3 million.

7.	EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2018	124.6	$1	$5,073	$(2,588)	$(47)	$3	$2,442
Net income	—	—	—	103	—	1	104
Other comprehensive income	—	—	—	—	—	—	—
Repurchase of common stock	(4.7)	—	(102)	—	—	—	(102)
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	10	—	—	—	10
Issuance of shares for vesting of equity awards	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	—	—	—	—	—	—	—
Dividends declared ($0.09 per share)	—	—	(11)	—	—	—	(11)
Balance at September 30, 2018	119.9	$1	$4,970	$(2,485)	$(47)	$4	$2,443

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2017	131.6	$1	$5,285	$(2,631)	$(37)	$4	$2,622
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(13)	(9)	—	(22)
Net income	—	—	—	159	—	2	161
Other comprehensive income	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(12.5)	—	(302)	—	—	—	(302)
Exercise of stock options	—	—	—	—	—	—	—
Stock-based compensation	—	—	31	—	—	—	31
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(10)	—	—	—	(10)
Dividends declared ($0.27 per share)	—	—	(34)	—	—	(2)	(36)
Balance at September 30, 2018	119.9	$1	$4,970	$(2,485)	$(47)	$4	$2,443

	Three Months Ended September 30, 2017
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2017	136.8	$1	$5,438	$(2,981)	$(38)	$3	$2,423
Net income	—	—	—	95	—	1	96
Other comprehensive income	—	—	—	—	1	—	1
Repurchase of common stock	(1.7)	—	(59)	—	—	—	(59)
Exercise of stock options	0.1	—	4	—	—	—	4
Stock-based compensation	—	—	13	—	—	—	13
Issuance of shares for vesting of equity awards	—	—	—	—	—	—	—
Shares withheld for taxes on equity awards	—	—	(1)	—	—	—	(1)
Dividends declared ($0.09 per share)	—	—	(12)	—	—	—	(12)
Balance at September 30, 2017	135.2	$1	$5,383	$(2,886)	$(37)	$4	$2,465

	Nine Months Ended September 30, 2017
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2016	140.2	$1	$5,565	$(3,062)	$(40)	$5	$2,469
Net income	—	—	—	176	—	2	178
Other comprehensive income	—	—	—	—	3	—	3
Repurchase of common stock	(5.9)	—	(180)	—	—	—	(180)
Exercise of stock options	0.3	—	7	—	—	—	7
Stock-based compensation	—	—	38	—	—	—	38
Issuance of shares for vesting of equity awards	1.0	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(10)	—	—	—	(10)
Dividends declared ($0.27 per share)	—	—	(37)	—	—	(3)	(40)
Balance at September 30, 2017	135.2	$1	$5,383	$(2,886)	$(37)	$4	$2,465
Condensed Consolidated Statement of Changes in Equity for Realogy Group
The Company has not included a statement of changes in equity for Realogy Group as the operating results of Group are consistent with the operating results of Realogy Holdings as all revenue and expenses of Realogy Group flow up to Realogy Holdings and there are no incremental activities at the Realogy Holdings level. The only difference between Realogy Group and Realogy Holdings is that the $1 million in par value of common stock in Realogy Holdings' equity is included in additional paid in capital in Realogy Groups' equity.
Stock Repurchases
The Company may repurchase shares of its common stock under authorizations from its Board of Directors. Shares repurchased are retired and not displayed separately as treasury stock on the consolidated financial statements. The par value of the shares repurchased and retired is deducted from common stock and the excess of the purchase price over par value is first charged against any available additional paid-in capital with the balance charged to retained earnings. Direct costs incurred to repurchase the shares are included in the total cost of the shares.
The Company's Board of Directors authorized a share repurchase program of up to $275 million, $300 million and $350 million of the Company's common stock in February 2016, 2017 and 2018, respectively.

In the third quarter of 2018, the Company repurchased and retired 4.7 million shares of common stock for $102 million at a weighted average market price of $21.37 per share. For the nine months ended September 30, 2018, the Company repurchased and retired 12.5 million shares of common stock for $302 million at a weighted average market price of $24.07 per share. As of September 30, 2018, the Company had repurchased and retired 29 million shares of common stock for an aggregate of $776 million at a total weighted average market price of $26.74 per share. As of September 30, 2018, $149 million remained available for repurchase under the February 2018 share repurchase program.
Stock-Based Compensation
During the first quarter of 2018, the Company granted 0.4 million shares of non-qualified stock options with a weighted exercise price of $25.35 and 1.1 million shares of restricted stock units ("RSUs") with a weighted average grant date fair value of $25.45.
On May 2, 2018, the Company granted RSUs and PSUs aggregating 0.8 million shares, which were approved by the Company's Board of Directors on March 1, 2018 but subject to approval of the 2018 LTIP at the 2018 Annual Meeting of Stockholders held on May 2, 2018, with a weighted average grant date fair value of $25.04.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. The Board declared and paid a quarterly cash dividend of $0.09 per share on the Company’s common stock during the first, second and third quarters of 2018.
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
Pursuant to the Company’s policy, dividends payable in cash are treated as a reduction of additional paid-in capital since the Company is currently in an accumulated deficit position.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2018	2017	2018	2017
Net income attributable to Realogy Holdings shareholders	$103	$95	$159	$176
Basic weighted average shares	122.7	136.1	126.5	137.8
Stock options, restricted stock units and performance share units (a)	0.9	2.0	1.1	1.6
Weighted average diluted shares	123.6	138.1	127.6	139.4
Earnings Per Share:
Basic	$0.84	$0.70	$1.26	$1.28
Diluted	$0.83	$0.69	$1.25	$1.26
_______________

(a)
The three and nine months ended September 30, 2018, respectively exclude 7.4 million and 7.2 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three and nine months ended September 30, 2017, respectively, exclude 4.9 million and 5.3 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.

In the third quarter of 2018, the Company repurchased and retired 4.7 million shares of common stock for $102 million at a weighted average market price of $21.37 per share. For the nine months ended September 30, 2018, the Company repurchased and retired 12.5 million shares of common stock for $302 million at a weighted average market price of $24.07 per share. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.

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
Real Estate Business Litigation
Dodge, et al. v. PHH Corporation, et al., formerly captioned Strader, et al. and Hall v. PHH Corporation, et al.  (U.S. District Court for the Central District of California). This is a purported class action brought by four California residents against 15 defendants, including Realogy and certain of its subsidiaries, PHH Corporation and PHH Home Loans, LLC (a joint venture between Realogy and PHH), alleging violations of Section 8(a) of RESPA.  On May 19, 2017, the parties held a mediation session, at which they agreed in principle to a settlement of the action, pursuant to which the Company would pay approximately $8 million (or one-half of the settlement). In settling the matter, the Company specifically denied any wrongdoing with respect to the claims asserted in the case.  As a result of the settlement, the Company accrued $8 million in the second quarter of 2017 and the liability is included in accrued expenses and other current liabilities on the Condensed Consolidated Balance Sheets. The Court granted final approval of the settlement effective as of August 27, 2018.
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
The due to former parent balance was $18 million at both September 30, 2018 and December 31, 2017, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $538 million at September 30, 2018 and $469 million at December 31, 2017. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Real Estate Franchise Services	$221	$224	$634	$631
Company Owned Real Estate Brokerage Services	1,268	1,267	3,593	3,556
Relocation Services	108	111	292	290
Title and Settlement Services	162	154	444	431
Corporate and Other (c)	(83)	(82)	(238)	(238)
Total Company	$1,676	$1,674	$4,725	$4,670
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $83 million and $238 million for the three and nine months ended September 30, 2018, respectively, and $82 million and $238 million for the three and nine months ended September 30, 2017, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $10 million and $30 million for the three and nine months ended September 30, 2018, respectively, and $11 million and $31 million for the three and nine months ended September 30, 2017, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017 (a)
Real Estate Franchise Services	$161	$159	$439	$428
Company Owned Real Estate Brokerage Services (b)	43	64	59	121
Relocation Services	39	37	72	65
Title and Settlement Services	20	21	45	49
Corporate and Other (c)	(21)	(23)	(63)	(75)
Total Company	$242	$258	$552	$588
Less: Depreciation and amortization (d)	$49	$51	$148	$150
Interest expense, net	41	41	120	127
Income tax expense	40	67	73	131
Restructuring costs, net (e)	9	2	45	9
Former parent legacy cost (benefit) (f)	—	1	—	(10)
Loss on the early extinguishment of debt (f)	—	1	7	5
Net income attributable to Realogy Holdings and Realogy Group	$103	$95	$159	$176
_______________

(a)	Includes an $8 million expense related to the settlement of the Strader legal matter in Corporate and Other.

(b)	NRT Operating EBITDA includes $12 million and $8 million of equity earnings from PHH Home Loans for the three and nine months ended September 30, 2017.

(c)	Includes the elimination of transactions between segments.

(d)
Depreciation and amortization for the nine months ended September 30, 2018 includes $2 million of amortization expense and for both the three and nine months ended September 30, 2017 includes $1 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(e)	The three months ended September 30, 2018 includes restructuring charges of $1 million in the Real Estate Franchise Services and $8 million in the Company Owned Real Estate Brokerage Services segment.
The three months ended September 30, 2017 includes restructuring charges of $2 million in the Company Owned Real Estate Brokerage Services segment.
The nine months ended September 30, 2018 includes restructuring charges of $3 million in the Real Estate Franchise Services segment, $29 million in the Company Owned Real Estate Brokerage Services segment, $9 million in the Relocation Services segment, $2 million at Title and Settlement Services segment and $2 million in the Corporate and Other segment.
The nine months ended September 30, 2017 includes restructuring charges of $1 million in the Real Estate Franchise Services segment and $8 million in the Company Owned Real Estate Brokerage Services segment.

(f)	Former parent legacy items and loss on the early extinguishment of debt are recorded in the Corporate and Other segment.

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

OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2018, our real estate franchise systems and proprietary brands had approximately 300,000 independent sales agents worldwide, including approximately 193,600 independent sales agents operating in the U.S (which included approximately 50,600 company owned brokerage independent sales agents). As of September 30, 2018, our real estate franchise systems and proprietary brands had approximately 16,300 offices (which included approximately 760 company owned brokerage offices) worldwide in 113 countries and territories, including approximately 6,000 brokerage offices in the U.S.

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business with approximately 760 owned and operated brokerage offices with approximately 50,600 independent sales agents principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty® Citi HabitatsSM and Climb Real Estate® brand names in more than 50 of the 100 largest metropolitan areas in the U.S. This segment also included the Company's share of earnings for our PHH Home Loans venture, which was sold to PHH in the first quarter of 2018 and we transitioned to our new mortgage origination joint venture with Guaranteed Rate Affinity, which is included in the financial results of the Title and Settlement Services segment.

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

•
Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title and settlement services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services business. This segment also includes the Company's share of earnings, including start-up costs, for our Guaranteed Rate Affinity mortgage origination joint venture.

We pursue technology-enabled solutions for the real estate brokerages and independent sales agents in our franchise system as well as their customers, including through ZapLabs LLC, our wholly-owned subsidiary and developer of our proprietary technology platform.

RECENT DEVELOPMENTS
Key Strategic Imperatives
The core of our integrated business strategy is aimed at growing the base of productive independent sales agents at our company owned and franchisee brokerages and providing them with compelling data and technology products and services to make them more productive and their businesses more profitable. This strategy seeks to capitalize on the addressable market of commission revenues, which was an estimated $70 billion in 2017, and which we believe will continue to expand due to strong demographic tailwinds.
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
In addition, RFG is in the initial stages of implementing strategic initiatives intended to add new franchisees, thereby expanding the base of independent sales agents affiliated with our franchisees. These initiatives are expected to build on our current technology offerings and include greater differentiation of RFG’s brands. We also expect to expand RFG’s historical scope of potential franchisee candidates. In furtherance of this strategy, on October 24, 2018, we announced our intention to launch two new franchise brands to organically grow our real estate franchise business: Corcoran® and Climb Real Estate®.  To date, these brands have been operated solely as part of our company owned brokerage segment.  We believe these brands, which are expected to commence franchising brokerages in early 2019, will expand and enhance our existing portfolio of brands.
We believe that the successful execution of these strategies and the associated increase in productive independent sales agents and homesale transaction volume will generate Operating EBITDA growth over time.
Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive our business forward and enhance stockholder value. The key aspects of this plan include senior leadership realignment, an enhanced focus on technology and talent, as well as further attention on office footprint and other operational efficiencies.
Total expected restructuring costs of approximately $61 million are currently anticipated to be incurred through the end of 2018. As of September 30, 2018, cost savings related to the restructuring activities were estimated to be approximately $50 million on an annual run rate basis.
The following table reflects the total amount of restructuring costs for the Company's restructuring program related to leadership realignment and other restructuring activities by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
RFG	$3	$3	$—
NRT	36	28	8
Cartus	9	9	—
TRG	2	1	1
Corporate and Other	11	2	9
Total	$61	$43	$18

CURRENT INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the third quarter of 2018, homesale transaction volume increased 1% due to a 3% increase in the average homesale price, partially offset by a 2% decrease in the number of homesale transactions. On a month-by-month basis for the third quarter of 2018, NAR reported that homesale transactions year-over-year increased in July, were close to flat in August, but substantially declined in September. The September decrease in homesale transactions reported by NAR was consistent with our homesale transaction activity for both NRT and RFG.
NAR reported that during the first nine months of 2018, homesale transaction volume increased 1% due to a 3% increase in the average homesale price, partially offset by a 2% decrease in the number of homesale transactions.
We believe that the main reason for the decline in homesale transactions during the three and nine months ended September 30, 2018 compared to the same periods in 2017 was constrained inventory as well as reduced affordability due to higher average homesale prices and rising mortgage rates, with limited inventory being the primary driver for the first half of the year. We believe that the slowdown of homesale transactions during the third quarter of 2018 signals that affordability concerns due to rising home prices and mortgage rates contributed to some potential home buyers deferring entry into the market, notwithstanding that demand continued to outpace supply. A number of other factors may have also contributed to the decline, including personal income tax reform and stock market volatility. We are unable to extrapolate the relative impact that each of these factors may have had on regional and local markets in the United States.
Inventory. Although inventory levels have recently shown some signs of improvement, low housing inventory levels continue to be an industry-wide concern. According to NAR, the inventory of existing homes for sale in the U.S. was 1.5 million as of January 2018 and has increased to 1.9 million at the end of September 2018. As a result, inventory has increased from 3.4 months of supply in January 2018 to 4.4 months as of September 2018. However, these levels continue to be significantly below the 10-year average of 6.4 months, the 15-year average of 6.2 months and the 25-year average of 5.9 months.
Mortgage Rates. Mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage increased approximately 80 basis points to 4.63% as of September 30, 2018 from 3.81% as of September 2017, according to Freddie Mac. This increase in mortgage rates adversely impacts housing affordability and we have been and could continue to be negatively impacted by a rising interest rate environment. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates. However, we believe that over the medium to long-term, rising wages, the potential availability of alternative mortgage arrangements and increasing rent prices for the mainstream housing market may help offset rising mortgage rates to some degree.
Affordability. The composite housing affordability index, as reported by NAR, decreased from 160 for September 2017 to 147 for September 2018, which puts it slightly above the 25-year average of 142. The affordability index hit 138 in June 2018, which was its lowest point since 2008. As noted above, we believe the year-over-year decline is a result of lower inventory levels, which have continued to put upward pressure on home prices with additional pressure from increasing mortgage rates. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.

RFG and NRT homesale transaction volume on a combined basis increased 3% during the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. NRT's transaction volume increased 1%, as a result of a 2% increase in average homesale price, partially offset by a 1% decrease in existing homesale transactions. RFG's transaction volume increased 3%, as a result of a 6% increase in average homesale price, partially offset by a 2% decrease in existing homesale transactions.
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
We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry generally and put upward pressure on the average share of commissions earned by affiliated independent sales agents, including changes in the spending patterns of independent sales agents (as more agents purchase services from third-parties outside of their affiliated broker), growth in independent sales agent teams and increasing competition.
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
In addition, the significant size of the U.S. real estate market, in particular the addressable market of commission revenues, has continued to attract outside capital investment in traditional and disruptive competitors that seek to access a portion of this market.
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
NRT has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. During 2017, NRT experienced stronger growth in its new development business with a significant increase in the number of closed transactions from 2016. This growth was largely due to the timing of closings of several major developments during the year. During the first half of 2018, there was a decrease in revenue related to our new development business as a result of lower closing volume due to long cycle times with irregular project completion timing. We have seen less of a year-over-year decrease in the new development business in the third quarter of 2018 and expect this positive trend to continue for the remainder of 2018. Our current new development pipeline remains robust over the next several years, however, the timing of closings could fluctuate significantly from year to year.

Existing Homesales
For the nine months ended September 30, 2018 compared to the same period in 2017, existing homesale transactions for RFG and NRT on a combined basis were consistent with NAR down 2%. The annual and quarterly year-over-year trends in homesale transactions are as follows:
_______________

(a)	Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to increase 2% in 2019 while Fannie Mae is forecasting existing homesale transactions to remain flat for the same period.

Existing Homesale Price
For the nine months ended September 30, 2018 compared to the same period in 2017, NAR existing homesale average price increased 3%. For the nine months ended September 30, 2018, RFG and NRT's average homesale price on a combined basis increased 5% compared to the same period in 2017 and consisted of RFG's average homesale price increase of 6% and NRT's average homesale price increase of 2%. The difference between the average homesale price increase for RFG compared to NRT is due to lower closing volume in NRT's new development business which is typically at a higher price point as well as lower transaction volume in the New York metropolitan market. The annual and quarterly year-over-year trends in the price of homes are as follows:
_______________

(a)	Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting an increase in median existing homesale price of 3% in 2019 while Fannie Mae is forecasting a 5% increase in 2019.
* * *

We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, the increase in household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of supply versus demand. At this time, several of these factors are generally trending favorably. Factors that may negatively affect continued growth in the housing industry include:

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

•	homeowners retaining their homes for longer periods of time;

•	changing attitudes towards home ownership;

•	an increase in potential homebuyers with low credit ratings or inability to afford down payments;

•	the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;

•	economic stagnation or contraction in the U.S. economy;

•	increased levels of unemployment in the U.S.;

•	a decline in home ownership levels in the U.S.;

•	other legislative or regulatory reforms, including but not limited to reform that adversely impacts the financing of the U.S. housing market; and

•	geopolitical and economic instability.
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
The following table presents our drivers for the three and nine months ended September 30, 2018 and 2017. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018	2017	% Change		2018	2017	% Change
RFG (a)
Closed homesale sides	308,917	318,961	(3%)		846,185	866,956	(2%)
Average homesale price	$305,398	$292,000	5%		$304,482	$287,558	6%
Average homesale broker commission rate	2.47%	2.49%	(2	) bps	2.48%	2.50%	(2	) bps
Net royalty per side (b)	$322	$316	2%		$324	$311	4%
NRT
Closed homesale sides	94,241	95,236	(1%)		261,083	262,849	(1%)
Average homesale price	$513,403	$506,418	1%		$525,738	$515,617	2%
Average homesale broker commission rate	2.44%	2.45%	(1	) bps	2.44%	2.45%	(1	) bps
Gross commission income per side	$13,227	$13,142	1%		$13,545	$13,358	1%
Cartus
Initiations	42,718	39,608	8%		133,901	126,921	5%
Referrals	26,226	23,905	10%		68,919	64,392	7%
TRG
Purchase title and closing units	43,836	43,764	—%		121,766	122,069	—%
Refinance title and closing units	4,264	6,513	(35%)		14,456	21,370	(32%)
Average fee per closing unit	$2,229	$2,115	5%		$2,231	$2,092	7%
_______________

(a)	Includes all franchisees except for NRT.

(b)
Net royalty per side amounts include the effect of volume incentives and non-standard incentives granted to franchisees. For the three and nine months ended September 30, 2018 the net royalty per side increased 2% and 4%, respectively, while average homesale price increased 5% and 6% for the three and nine months ended September 30, 2018, respectively. The differential between growth in net royalty per side and average homesale price was due to an increase in sales incentives, a decrease in the average broker commission rate and a shift in mix to our top 250 franchisees.
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
Three Months Ended September 30, 2018 vs. Three Months Ended September 30, 2017
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2018	2017	Change
Net revenues	$1,676	$1,674	$2
Total expenses (1)	1,531	1,521	10
Income before income taxes, equity in (earnings) losses and noncontrolling interests	145	153	(8)
Income tax expense	40	67	(27)
Equity in (earnings) losses of unconsolidated entities	1	(10)	11
Net income	104	96	8
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Realogy Holdings and Realogy Group	$103	$95	$8
_______________

(1)
Total expenses for the three months ended September 30, 2018 includes $9 million of restructuring charges, partially offset by $7 million of gains related to mark-to-market adjustments for our interest rate swaps. Total expenses for the three months ended September 30, 2017 includes $2 million of restructuring charges, $1 million related to loss on the early extinguishment of debt and a net cost of $1 million of former parent legacy items.

Total net revenues remained constant for the three months ended September 30, 2018 compared with the three months ended September 30, 2017.
Total expenses increased $10 million or 1% primarily due to:

•	a $15 million increase in commission and other sales agent-related costs due to the impact of initiatives focused on growing and retaining our productive independent sales agent base; and

•
$9 million of restructuring costs primarily for the Company's restructuring program related to leadership realignment and other restructuring activities during the third quarter of 2018 compared to $2 million of restructuring costs incurred for the same period in 2017 related to the Company's business optimization plan.

The increases were partially offset by a $9 million decrease in operating expenses and general and administrative expenses primarily driven by:

•	a $14 million decrease in employee related costs primarily due to lower incentive accruals and cost savings initiatives;

•	a $3 million decrease in expenses related to the brand conferences and franchisee events at RFG; and

•	a $2 million net positive impact from foreign currency exchange rates on expenses at Cartus, partially offset by an $11 million increase in costs at TRG primarily due to an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis and other operating costs.
Losses from equity investments were $1 million during the third quarter of 2018 primarily related to the operations of Guaranteed Rate Affinity. Guaranteed Rate Affinity, which began doing business in August 2017 on a phased-in basis, has been challenged due to tight industry margins in a highly competitive industry as well as rising mortgage rates.

During the third quarter of 2017, the Company recorded $10 million of equity earnings primarily due to $14 million of earnings recognized from the first two phases of the sale of PHH Home Loans' assets to Guaranteed Rate Affinity, partially offset by the recognition of $2 million of exit costs at PHH Home Loans and $2 million of costs associated with the start up of operations of Guaranteed Rate Affinity.
During the third quarter of 2018, we incurred $9 million of restructuring costs primarily related to the Company's restructuring program related to leadership realignment and other restructuring activities which began in the first quarter of 2018. The Company expects to incur an additional $18 million related to the current restructuring plan bringing the estimated total cost of the plan to $61 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $40 million for the three months ended September 30, 2018 compared to $67 million for the three months ended September 30, 2017. Our federal and state blended statutory rate is estimated to be 27% for 2018 and our full year effective tax rate is estimated to be 31%. Our effective tax rate was 28% and 41% for the three months ended September 30, 2018 and September 30, 2017, respectively.
The following table reflects the results of each of our reportable segments during the three months ended September 30, 2018 and 2017:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG	$221	$224	$(3)	(1)%	$161	$159	$2	1%	73%	71%	2
NRT (b)	1,268	1,267	1	—	43	64	(21)	(33)	3	5	(2)
Cartus	108	111	(3)	(3)	39	37	2	5	36	33	3
TRG	162	154	8	5	20	21	(1)	(5)	12	14	(2)
Corporate and Other	(83)	(82)	(1)	*	(21)	(23)	2	*
Total Company	$1,676	$1,674	$2	—%	$242	$258	$(16)	(6%)	14%	15%	(1)
Less: Depreciation and amortization (c)					49	51
Interest expense, net					41	41
Income tax expense					40	67
Restructuring costs, net (d)					9	2
Former parent legacy cost, net (e)					—	1
Loss on the early extinguishment of debt (e)					—	1
Net income attributable to Realogy Holdings and Realogy Group					$103	$95
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $83 million and $82 million during the three months ended September 30, 2018 and 2017, respectively.

(b)	NRT Operating EBITDA includes $12 million of equity earnings from PHH Home Loans for the three months ended September 30, 2017.

(c)
Depreciation and amortization for the three months ended September 30, 2017 includes $1 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(d)
Restructuring charges incurred for the three months ended September 30, 2018 include $1 million at RFG and $8 million at NRT. Restructuring charges incurred for the three months ended September 30, 2017 include $2 million at NRT.

(e)	Former parent legacy items and loss on the early extinguishment of debt are recorded in the Corporate and Other segment.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 14% from 15% for the three months ended September 30, 2018 compared to the same period in 2017. On a segment basis, RFG's margin increased 2 percentage points to 73% from 71% primarily due to a decrease in employee related costs. NRT's margin decreased 2 percentage points to 3% from 5% primarily due to higher sales commission percentages paid to its independent sales agents during the third quarter of 2018 compared to the same period in 2017. Cartus' margin increased 3 percentage points to 36% from 33% primarily due to a decrease in employee related costs as a result of cost savings initiatives and the net positive impact from foreign currency exchange rates on expenses. TRG's margin decreased 2 percentage points to 12% from 14% primarily as a result of an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis.
Corporate and Other Operating EBITDA for the three months ended September 30, 2018 improved $2 million to negative $21 million primarily due to a decrease in professional fees.
Real Estate Franchise Services (RFG)
Revenues decreased $3 million to $221 million and Operating EBITDA increased $2 million to $161 million for the three months ended September 30, 2018 compared with the same period in 2017.
Revenues decreased $3 million primarily as a result of a $3 million decrease in other revenue from timing of brand conferences and franchisee events during the third quarter of 2018 compared with 2017. The $3 million decrease in brand conferences and franchisee event revenue was offset by a $3 million decrease in brand conferences and franchisee event expense, therefore there was no net impact on Operating EBITDA for these events.
RFG revenue includes intercompany royalties received from NRT of $80 million and $81 million during the third quarter of 2018 and 2017, respectively, which are eliminated in consolidation against the expense reflected in NRT's segment results.
The $2 million increase in Operating EBITDA was principally due to a $3 million decrease in employee related costs.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $1 million to $1,268 million and Operating EBITDA decreased $21 million to $43 million for the three months ended September 30, 2018 compared with the same period in 2017.
The revenue increase of $1 million was comprised of a $7 million increase in commission income earned from acquisitions, partially offset by a $6 million decrease in commission income earned on homesale transactions by our existing brokerage operations. Homesale transaction volume was flat driven by a 1% decrease in the number of homesale transactions offset by a 1% increase in average homesale price. NRT saw lower transaction volume in the New York metropolitan area and in the west coast, as well as a lower closing volume in its new development business, which is generally at a higher price point, compared to the same quarter in 2017.
Operating EBITDA decreased $21 million primarily due to:

•
a $15 million increase in commission expenses paid to independent sales agents from $887 million in the third quarter of 2017 to $902 million in the third quarter of 2018. The $15 million increase is comprised of a $10 million increase in commission expense due to our existing brokerage operations, as a result of the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume, as well as a $5 million increase in commission expense related to acquisitions; and

•
the absence of $12 million in earnings from our equity method investment in PHH Home Loans due to earnings from the first two phases of the sale of PHH Home Loan's assets to Guaranteed Rate Affinity during the third quarter of 2017.

These Operating EBITDA decreases were partially offset by:

•	a $6 million decrease in employee related costs primarily due to lower incentive accruals; and

•	the $1 million increase in revenues discussed above.
RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 16% to 15% primarily due to higher sales commission percentages paid to independent sales agents affiliated with NRT:

	Revenues		Change	% Change	Operating EBITDA		Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG (a)	$138	$142	$(4)	(3)%	$78	$77	$1	1%	57%	54%	3
NRT (a) (b)	1,268	1,267	1	—	126	146	(20)	(14)	10	12	(2)
RFG and NRT Combined	$1,406	$1,409	$(3)	—%	$204	$223	$(19)	(9%)	15%	16%	(1)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $83 million and $82 million during the three months ended September 30, 2018 and 2017, respectively.

(b)	NRT Operating EBITDA includes $12 million of equity earnings from PHH Home Loans for the three months ended September 30, 2017.
Relocation Services (Cartus)
Revenues decreased $3 million to $108 million and Operating EBITDA increased $2 million to $39 million for the three months ended September 30, 2018 compared with the same period in 2017.
Revenues decreased $3 million primarily as a result of a $6 million decrease in international revenue primarily due to lower volume and lower revenue per initiation, partially offset by a $2 million increase in affinity revenue and a $2 million increase in other referral revenue both primarily due to higher volume.
Operating EBITDA increased $2 million primarily as a result of a $3 million decrease in other expenses and employee related costs primarily due to cost savings initiatives and a $2 million net positive impact from foreign currency exchange rates on expenses, partially offset by the $3 million decrease in revenues discussed above.
Title and Settlement Services (TRG)
Revenues increased $8 million to $162 million and Operating EBITDA decreased $1 million to $20 million for the three months ended September 30, 2018 compared with the same period in 2017.
Revenues increased $8 million as a result of a $10 million increase in underwriter revenue due to an increase of underwriter premiums as a result of a shift in mix to unaffiliated agents, as well as a $1 million increase in resale revenue due to an increase in average fees, partially offset by a $3 million decrease in refinancing revenue due to an overall decrease in activity in the refinance market.
Operating EBITDA decreased $1 million as a result of an increase of $8 million in costs primarily due to an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis and a $3 million increase in other operating expenses, offset by the $8 million increase in revenues discussed above and a $3 million decrease in employee related costs.
Nine Months Ended September 30, 2018 vs. Nine Months Ended September 30, 2017
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2018	2017	Change
Net revenues	$4,725	$4,670	$55
Total expenses (1)	4,488	4,368	120
Income before income taxes, equity in (earnings) losses and noncontrolling interests	237	302	(65)
Income tax expense	73	131	(58)
Equity in (earnings) losses of unconsolidated entities	3	(7)	10
Net income	161	178	(17)
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net income attributable to Realogy Holdings and Realogy Group	$159	$176	$(17)
_______________

(1)
Total expenses for the nine months ended September 30, 2018 includes $45 million of restructuring charges and $7 million related to loss on the early extinguishment of debt as a result of the debt transactions in the first quarter of 2018, partially offset by $19 million of gains related to mark-to-market adjustments for our interest rate swaps. Total expenses for the nine months ended September 30, 2017 includes $9 million of restructuring charges, an $8 million expense related to the settlement of the Strader legal matter, $5 million related to losses on the early extinguishment of debt and $4 million of losses related to mark-to-market adjustments for our interest rate swaps, partially offset by a net benefit of $10 million of former parent legacy items.

Net revenues increased $55 million or 1% for the nine months ended September 30, 2018 compared with the same period in 2017, principally due to increases in gross commission income and franchise fees as a result of higher homesale transaction volume of 3% on a combined basis for NRT and RFG and an increase in underwriter and resale revenues at TRG.
Total expenses increased $120 million or 3% primarily due to:

•
a $94 million increase in commission and other sales agent-related costs due to the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume including a shift in mix in 2018 to lower closing volume in the new development business, which typically has lower commission expense compared to traditional brokerage operations, as well as an increase in commission expense related to acquisitions;

•
$45 million of restructuring costs primarily for the Company's restructuring program related to leadership realignment and other restructuring activities for the nine months ended September 30, 2018 compared to $9 million of restructuring costs incurred for the same period in 2017 related to the Company's business optimization plan; and

•	the absence of former parent legacy benefits of $10 million related to the settlement of a Cendant legacy tax matter during the nine months ended September 30, 2017.
The expense increases were partially offset by:

•	a $16 million decrease in operating and general and administrative expenses primarily driven by:

◦	a $31 million decrease in employee related costs primarily due to lower incentive accruals and cost savings initiatives;

◦	the absence of an $8 million expense related to the settlement of the Strader legal matter during the second quarter of 2017;

◦	a $3 million decrease in professional fees supporting strategic initiatives; and

◦	a $3 million decrease in expenses related to the brand conferences and franchisee events;
partially offset by,

◦	an $11 million increase in other costs at NRT including a $4 million increase in occupancy costs, a $4 million increase in outsourcing costs and a $2 million increase in earn-out costs; and

◦
a $20 million increase in costs at TRG primarily due to an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis and other operating costs; and

•
a $7 million net decrease in interest expense to $120 million for the nine months ended September 30, 2018 from $127 million for the nine months ended September 30, 2017 primarily due to mark-to-market adjustments for our interest rate swaps that resulted in gains of $19 million for the nine months ended September 30, 2018 compared to losses of $4 million for the same period in 2017, partially offset by an increase in interest expense due to LIBOR rates increases and a $2 million write off of financing costs to interest expense as a result of the refinancing transactions in February 2018.

Losses from equity investments were $3 million during the nine months ended September 30, 2018, primarily related to costs associated with the operations of Guaranteed Rate Affinity. Guaranteed Rate Affinity, which began doing business in August 2017 on a phased-in basis, has been challenged due to tight industry margins in a highly competitive industry as well as rising mortgage rates.
During the nine months ended September 30, 2017, the Company recorded earnings from equity investments of $7 million, which related to $14 million in earnings from the first two phases of the sale of PHH Home Loans' assets to Guaranteed Rate Affinity, partially offset by the recognition of $5 million exit costs at PHH Home Loans and $2 million of costs associated with the start up of operations of Guaranteed Rate Affinity.
During the nine months ended September 30, 2018, we incurred $45 million of restructuring costs primarily related to the Company's restructuring program related to leadership realignment and other restructuring activities, which began in the first quarter of 2018, compared to $9 million of costs related to the Company's business optimization initiatives during the nine months ended September 30, 2017. The Company expects to incur an additional $18 million related to the current restructuring plan bringing the estimated total cost of the plan to $61 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was $73 million for the nine months ended September 30, 2018 compared to $131 million for the nine months ended September 30, 2017. Our federal and state blended statutory rate is estimated to be 27% for 2018 and our full year effective tax rate is estimated to be 31%. Our effective tax rate was 31% and 42% for the nine months ended September 30, 2018 and September 30, 2017, respectively. The effective tax rate for the nine months ended September 30, 2018 was impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant, a discrete item related to an adjustment to the non-deductible portion of executive compensation (made as a result of the additional guidance issued by the IRS regarding amendments to Section 162(m) of the Internal Revenue Code contained in the 2017 Tax Act), partially offset by a discrete item related to state legislative changes. The effective tax rate for the nine months ended September 30, 2017 was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant. The executive compensation adjustment noted above for the nine months ended September 30, 2018 reduced the net benefit recorded during the year ended December 31, 2017 relating to the 2017 Tax Act, which was a provisional amount that reflected the Company’s reasonable estimate at the time.

The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2018 and 2017:

	Revenues (a)		$ Change	% Change	Operating EBITDA (b)		$ Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG	$634	$631	$3	—%	$439	$428	$11	3%	69%	68%	1
NRT (c)	3,593	3,556	37	1	59	121	(62)	(51)	2	3	(1)
Cartus	292	290	2	1	72	65	7	11	25	22	3
TRG	444	431	13	3	45	49	(4)	(8)	10	11	(1)
Corporate and Other	(238)	(238)	—	*	(63)	(75)	12	*
Total Company	$4,725	$4,670	$55	1%	$552	$588	$(36)	(6%)	12%	13%	(1)
Less: Depreciation and amortization (d)					148	150
Interest expense, net					120	127
Income tax expense					73	131
Restructuring costs, net (e)					45	9
Former parent legacy benefit, net (f)					—	(10)
Loss on the early extinguishment of debt (f)					7	5
Net income attributable to Realogy Holdings and Realogy Group					$159	$176
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $238 million during both the nine months ended September 30, 2018 and 2017.

(b)	Includes an $8 million expense related to the settlement of the Strader legal matter in the Corporate and Other segment for the nine months ended September 30, 2017.

(c)	NRT Operating EBITDA includes $8 million of equity earnings from PHH Home Loans for the nine months ended September 30, 2017.

(d)
Depreciation and amortization for the nine months ended September 30, 2018 and 2017 includes $2 million and $1 million, respectively, of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(e)
Restructuring charges incurred for the nine months ended September 30, 2018 include $3 million at RFG, $29 million at NRT, $9 million at Cartus, $2 million at TRG and $2 million at Corporate and Other. Restructuring charges incurred for the nine months ended September 30, 2017 include $1 million at RFG and $8 million at NRT.

(f)	Former parent legacy items and loss on the early extinguishment of debt are recorded in the Corporate and Other segment.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 12% from 13% for the nine months ended September 30, 2018 compared to the same period in 2017. On a segment basis, RFG's margin increased 1 percentage point to 69% from 68% primarily due to an increase in third-party domestic franchisee royalty revenue and international revenue and a decrease in employee related costs. NRT's margin decreased 1 percentage point to 2% from 3% primarily due to higher sales commission percentages paid to its independent sales agents during the nine months ended September 30, 2018 compared to the same period in 2017 and the impact of lower closing volume in our new development business, which typically has higher margins. Cartus' margin increased 3 percentage points to 25% from 22% primarily due to a decrease in employee related costs as a result of cost savings initiatives. TRG's margin decreased 1 percentage point to 10% from 11% primarily as a result of an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis.
Corporate and Other Operating EBITDA for the nine months ended September 30, 2018 improved $12 million to negative $63 million primarily due to the absence of an $8 million expense related to the settlement of the Strader legal matter during the second quarter of 2017 and a $3 million decrease in professional fees supporting strategic initiatives.
Real Estate Franchise Services (RFG)
Revenues increased $3 million to $634 million and Operating EBITDA increased $11 million to $439 million for the nine months ended September 30, 2018 compared with the same period in 2017.
Revenues increased $3 million as a result of a $6 million increase in third-party domestic franchisee royalty revenue, primarily due to a 3% increase in homesale transaction volume, and a $3 million increase in international revenues. These increases were partially offset by a $4 million decrease in other revenue primarily due to the timing of brand conferences and franchisee events and a $3 million increase in non-standard incentives.
RFG revenue includes intercompany royalties received from NRT of $229 million during both the nine months ended September 30, 2018 and 2017, which are eliminated in consolidation against the expense reflected in NRT's segment results.
The $11 million increase in Operating EBITDA was principally due to the $3 million increase in revenues discussed above, a $6 million decrease in employee related costs and a $3 million decrease in expenses related to the brand conferences and franchisee events.
Company Owned Real Estate Brokerage Services (NRT)
Revenues increased $37 million to $3,593 million and Operating EBITDA decreased $62 million to $59 million for the nine months ended September 30, 2018 compared with the same period in 2017.
The revenue increase of $37 million was comprised of a $15 million increase in commission income earned on homesale transactions by our existing brokerage operations, despite a decrease in revenue from our new development business, and a $22 million increase in commission income earned from acquisitions. The increase was primarily driven by a 1% increase in homesale transaction volume due to NRT's average homesale price increase of 2%, partially offset by a 1% decrease in the number of homesale transactions. NRT saw lower transaction volume in the New York metropolitan area and in the west coast as well as a lower closing volume in its new development business, which is generally at a higher price point compared to the same quarter in 2017.
Operating EBITDA decreased $62 million primarily due to:

•
a $94 million increase in commission expenses paid to independent sales agents from $2,462 million for the nine months ended September 30, 2017 to $2,556 million for the nine months ended September 30, 2018. The $94 million increase is comprised of a $79 million increase in commission expense due to our existing brokerage operations as a result of the impact of initiatives focused on growing and retaining our productive independent sales agent base and higher homesale transaction volume including a shift in mix in 2018 to lower closing volume in the new development business, which typically has lower commission expense compared to traditional brokerage operations, as well as a $15 million increase in commission expense related to acquisitions;

•	an $11 million increase in other costs including a $4 million increase in occupancy costs, a $4 million increase in outsourcing costs and a $2 million increase in earn-out costs; and

•
the absence of $8 million in earnings from our equity method investment in PHH Home Loans primarily due to gains from the first two phases of the sale of PHH Home Loan's assets to Guaranteed Rate Affinity during the nine months ended September 30, 2017.

These Operating EBITDA decreases were partially offset by:

•	the $37 million increase in revenues discussed above; and

•	a $16 million decrease in employee related costs primarily due to lower incentive accruals.

RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 2 percentage points from 14% to 12% primarily due to higher sales commission percentages paid to independent sales agents affiliated with NRT and the impact of lower closing volume in NRT's new development business, which typically has higher margins:

	Revenues		Change	% Change	Operating EBITDA		Change	% Change	Operating EBITDA Margin		Change
	2018	2017			2018	2017			2018	2017
RFG (a)	$396	$393	$3	1%	$201	$190	$11	6%	51%	48%	3
NRT (a) (b)	3,593	3,556	37	1	297	359	(62)	(17)	8	10	(2)
RFG and NRT Combined	$3,989	$3,949	$40	1%	$498	$549	$(51)	(9%)	12%	14%	(2)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $238 million during both the nine months ended September 30, 2018 and September 30, 2017.

(b)	NRT Operating EBITDA includes $8 million of equity earnings from PHH Home Loans for the nine months ended September 30, 2017.
Relocation Services (Cartus)
Revenues increased $2 million to $292 million and Operating EBITDA increased $7 million to $72 million for the nine months ended September 30, 2018 compared with the same period in 2017.
Revenues increased $2 million as a result of a $6 million increase in affinity revenue and a $2 million increase in other revenue both primarily driven by higher volume, partially offset by a $5 million decrease in international revenue.
Operating EBITDA increased $7 million primarily as a result of the $2 million increase in revenues discussed above and a $7 million decrease in other expenses and employee related costs primarily due to cost savings initiatives, partially offset by a $1 million net negative impact from foreign currency exchange rates on expenses.
Title and Settlement Services (TRG)
Revenues increased $13 million to $444 million and Operating EBITDA decreased $4 million to $45 million for the nine months ended September 30, 2018 compared with the same period in 2017.
Revenues increased $13 million as a result of a $15 million increase in underwriter revenue due to an increase of underwriter premiums as a result of a shift in mix to unaffiliated agents, as well as a $9 million increase in resale revenue due to an increase in average fees, partially offset by a $10 million decrease in refinancing revenue due to an overall decrease in activity in the refinance market.
Operating EBITDA decreased $4 million as a result of an increase of $14 million in costs primarily due to an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis and a $6 million increase in other operating costs, partially offset by the $13 million increase in revenues discussed above and a $3 million decrease in employee related costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2018	December 31, 2017	Change
Total assets	$7,438	$7,337	$101
Total liabilities	4,995	4,715	280
Total equity	2,443	2,622	(179)
For the nine months ended September 30, 2018, total assets increased $101 million primarily due to a $138 million increase in trade and relocation receivables due to seasonal increases in volume and a $62 million increase in other non-current assets primarily due to the adjustment to prepaid expenses as a result of the adoption of the new revenue standard related to commissions paid to Realogy franchise sales employees, an increase in interest rate swaps, an increase in long-term investments and an increase in deferred financing costs related to the debt transactions that occurred during the first quarter of 2018. These increases were partially offset by a $74 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization and a $25 million decrease in other current assets.
Total liabilities increased $280 million due to a $185 million increase in corporate debt primarily due to additional borrowings under the Revolving Credit Facility, a $70 million increase in securitization obligations, a $51 million increase in deferred tax liabilities, a $32 million increase in other non-current liabilities primarily due to deferred income for area development fees for international transactions as a result of the adoption of the new revenue standard and a $25 million increase in accounts payable. These increases were partially offset by a $83 million decrease in accrued expenses and other current liabilities, primarily due to lower employee-related accruals and $22 million in payments of contingent consideration.
Total equity decreased $179 million primarily due to a $315 million decrease in additional paid in capital, related to the Company's repurchase of $302 million of common stock and $34 million of dividend payments, partially offset by stock-based compensation activity of $21 million. The decrease in total equity was partially offset by a $146 million increase which consists of net income of $159 million for the nine months ended September 30, 2018, partially offset by $13 million due to the cumulative impact of adopting new accounting standards.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures and to acquire stock under our share repurchase program and pay dividends, which we have historically satisfied with cash flows from operations and funds available under our Revolving Credit Facility and securitization facilities. In February 2018, the Company increased the borrowing capacity under its Revolving Credit Facility from $1,050 million to $1,400 million and extended the maturities of the Revolving Credit Facility, Term Loan A and Term Loan B.
We may use future cash flow to, among other things, acquire stock under our share repurchase program, pay dividends, enter into strategic relationships and reduce indebtedness. In February 2018, the Company's Board of Directors authorized a new share repurchase program of up to $350 million of the Company’s common stock which was incremental to the remaining authorization under the share repurchase program authorized in 2017. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors. The repurchase programs have no time limit and may be suspended or discontinued at any time.
As of September 30, 2018, the Company has repurchased and retired 29 million shares of common stock for an aggregate of $776 million under the share repurchase programs at a weighted average market price of $26.74 per share. Included in the 29 million shares of common stock repurchased to date, the Company repurchased 4.7 million shares of common stock for $102 million at a weighted average market price of $21.37 per share during the third quarter of 2018. As of September 30, 2018, $149 million remained available for repurchase under the February 2018 share repurchase program.
During the period October 1, 2018 through October 31, 2018, we repurchased an additional 2.3 million shares at a weighted average market price of $19.15 per share. Giving effect to these repurchases, we had approximately $104 million of remaining capacity authorized under the February 2018 share repurchase program as of October 31, 2018.

Beginning in August 2016, we initiated and paid a quarterly cash dividend of $0.09 per share and paid $0.09 per share cash dividends in every subsequent quarter. During the first nine months of 2018, we returned $34 million to stockholders through the dividend payments. The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions (including restrictive covenants contained in the Company’s credit agreements, and the indentures governing the Company’s outstanding debt securities), capital requirements and other factors that the Board of Directors deems relevant.
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
Cash Flows
At September 30, 2018, we had $237 million of cash, cash equivalents and restricted cash, an increase of $3 million compared to the balance of $234 million at December 31, 2017. The following table summarizes our cash flows for the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017	Change
Cash provided by (used in):
Operating activities	$224	$445	$(221)
Investing activities	(60)	(99)	39
Financing activities	(160)	(277)	117
Effects of change in exchange rates on cash, cash equivalents and restricted cash	(1)	2	(3)
Net change in cash, cash equivalents and restricted cash	$3	$71	$(68)
For the nine months ended September 30, 2018, $221 million less cash was provided by operating activities compared to the same period in 2017. The change was principally due to $111 million less cash provided by operating results, $95 million less cash provided by the net change in relocation and trade receivables, $18 million more cash used for accounts payable, accrued expenses and other liabilities and $21 million less cash received as dividends from unconsolidated entities primarily related to PHH Home Loans in 2017, partially offset by $18 million less cash used for other assets.
For the nine months ended September 30, 2018, we used $39 million less cash for investing activities compared to the same period in 2017 primarily due to $19 million of net cash proceeds received from the dissolution of our interest in PHH Home Loans, LLC, $19 million less cash used for investment in unconsolidated entities and $12 million less cash used for acquisition related payments.

For the nine months ended September 30, 2018, $160 million of cash was used in financing activities compared to $277 million of cash used during the same period in 2017. For the nine months ended September 30, 2018, $160 million of cash was used for:

•	$302 million for the repurchase of our common stock;

•	$34 million of dividend payments;

•	$23 million of other financing payments primarily related to capital leases;

•	$21 million for payments of contingent consideration;

•	$17 million of quarterly amortization payments on the term loan facilities;

•	$10 million of tax payments related to net share settlement for stock-based compensation; and

•
$3 million for cash paid as a result of the refinancing transactions in February 2018 related to $16 million of debt issuance costs and $4 million repayment of borrowings under the Term Loan B Facility, partially offset by $17 million of proceeds received under the Term Loan A Facility.

partially offset by,

•	$180 million of additional borrowings under the Revolving Credit Facility; and

•	$70 million net increase in securitization borrowings.
For the nine months ended September 30, 2017, $277 million of cash was used for:

•	$180 million for the repurchase of our common stock;

•	$37 million of dividend payments;

•	$31 million of quarterly amortization payments on the term loan facilities;

•	$19 million of other financing payments primarily related to capital leases and interest rate swaps;

•	$18 million for payments of contingent consideration;

•	$11 million of tax payments related to net share settlement for stock-based compensation;

•	$10 million repayment of borrowings under the Revolving Credit Facility; and

•	$6 million of debt issuance costs;
partially offset by,
•a $29 million net increase in securitization borrowings; and
•$7 million proceeds from exercise of stock options.
Financial Obligations
Indebtedness Table
As of September 30, 2018, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$250	$ *	$250
Term Loan B	(3)	February 2025	1,072	16	1,056
Term Loan A Facility:
Term Loan A	(4)	February 2023	741	5	736
Senior Notes	4.50%	April 2019	450	3	447
Senior Notes	5.25%	December 2021	550	3	547
Senior Notes	4.875%	June 2023	500	3	497
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2019	250	*	250
Cartus Financing Limited (7)		August 2019	14	*	14
Total (8)			$3,827	$30	$3,797

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of September 30, 2018, the Company had $1,400 million of borrowing capacity under its Revolving Credit Facility, with $1,150 million of available capacity. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature of the facility. On October 31, 2018, the Company had $253 million in outstanding borrowings under the Revolving Credit Facility, leaving $1,147 million of available capacity.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2018 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2018.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2018.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of September 30, 2018, the Company utilized the full borrowing capacity of $250 million under the Apple Ridge Funding LLC securitization program.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2018, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $6 million of available capacity. In August 2018, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2019.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $66 million with $64 million utilized at a weighted average rate of 3.33% at September 30, 2018.
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on the Company's indebtedness.
LIBOR Transition
In July 2017, the Financial Conduct Authority, the UK regulator responsible for the oversight of LIBOR, announced that it would no longer require banks to participate in the LIBOR submission process and would cease oversight over the rate after the end of 2021. Various industry groups continue to discuss replacement benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. For example, in the U.S., a proposed replacement benchmark rate is the Secured Overnight Funding Rate (SOFR), which is an overnight rate based on secured financing.
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
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing twelve month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the senior secured credit facilities. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the senior secured credit facilities, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2018.
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
Contractual Obligations
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "Short and Long-Term Debt—Term Loan A Facility", to the Condensed Consolidated Financial Statements included elsewhere in this Report for a description of the Company's debt transactions which occurred during the first quarter of 2018. All other future contractual obligations as of September 30, 2018 have not changed materially from the amounts reported in our 2017 Form 10-K.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2018, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2018, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,063 million, which excludes $264 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at September 30, 2018 was 4.51%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2018 senior secured leverage ratio, the LIBOR margin was 2.25%. At September 30, 2018, the one-month LIBOR rate was 2.26%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
As of September 30, 2018, we had interest rate swaps with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our $2,063 million of variable rate borrowings. Interest rates swaps with a notional value of $425 million expired on February 10, 2018. Our remaining interest rate swaps are as follows:

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
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had an asset of $15 million and a liability of $2 million for the fair value of the interest rate swaps at September 30, 2018.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $13 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2018 and for the three and nine-month periods ended September 30, 2018 and 2017 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 2, 2018, are included on pages 3 and 4.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended September 30, 2018:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
July 1 - 31, 2018	860,272	$23.24	860,272	$230,682,824
August 1 - 31, 2018	2,050,500	$21.30	2,050,500	$187,007,174
September 1 - 30, 2018	1,859,091	$20.57	1,859,091	$148,765,672
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

During the period October 1, 2018 through October 31, 2018, we repurchased an additional 2.3 million shares at a weighted average market price of $19.15 per share. Giving effect to these repurchases, we had approximately $104 million of remaining capacity authorized under the February 2018 share repurchase program as of October 31, 2018.
Item 5. Other Information.
On November 2, 2018, Realogy Holdings Corp. (the “Company”) announced that following a 15-year career with the Company (and a predecessor company), Anthony E. Hull, Executive Vice President, Chief Financial Officer and Treasurer, will retire from his position effective November 5, 2018. Mr. Hull will serve as a Senior Advisor to Ryan M. Schneider, the Chief Executive Officer, and remain employed during a transition period until March 31, 2019.
As part of this transition, on November 1, 2018 and effective upon Mr. Hull’s retirement on November 5, 2018, the Board of Directors of the Company appointed Timothy B. Gustavson as Interim Chief Financial Officer and Treasurer, adding to his duties as Senior Vice President, Chief Accounting Officer and Corporate Controller.

The Company is retaining an executive recruitment firm to begin the Chief Financial Officer search.
Mr. Gustavson was also appointed Interim Chief Financial Officer and Treasurer of the Company’s wholly owned subsidiary, Realogy Group LLC (“Realogy Group”), on November 1, 2018, to be effective on November 5, 2018.
Mr. Gustavson, 50, has served as the Company’s Senior Vice President, Chief Accounting Officer and Controller since March 2015. From 2008 until March 2015, Mr. Gustavson served as the Company’s Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined the Company in 2006 as Vice President of External Reporting and prior thereto, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
There have been no transactions and there are no currently proposed transactions in which the Company or Realogy Group was or is to be a participant and in which Mr. Gustavson had or will have a direct or indirect material interest that requires disclosure pursuant to Item 404(a) of Regulation S-K.
As part of the transition, the Company and Mr. Hull have agreed that he will continue at his current base salary through March 31, 2019, but in his new role, he will not be entitled to additional grants of equity awards or to participate in annual cash incentive plans commencing in 2019. Upon completion of his services as Senior Advisor, it is expected that Mr. Hull will receive severance and benefits under his executive severance agreement dated February 23, 2016 as if the termination of employment occurred pursuant to Section 7(d) of that agreement (termination by the Company without cause or by the executive for good reason), subject to his continued compliance with his restrictive covenants and the execution and non-revocation of a release of claims. A description of those payments and benefits is set forth in the Company’s definitive proxy statement filed with the Securities and Exchange Commission on March 16, 2018, which description is incorporated herein by reference.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 2, 2018
/S/ ANTHONY E. HULL
Anthony E. Hull
Executive Vice President and
Chief Financial Officer

Date: November 2, 2018
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