Form 10-Q
period 2019-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2019-05-02
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
OR
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
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Realogy Holdings Corp.	Common Stock, par value $0.01 per share	RLGY	New York Stock Exchange
Realogy Group LLC	None	None	None
There were 114,213,121 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of April 30, 2019.
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
Realogy Holdings is not a party to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time (the "Senior Secured Credit Agreement") that governs our senior secured credit facility (the "Senior Secured Credit Facility", which includes our "Revolving Credit Facility" and our "Term Loan B") and the Term Loan A Agreement dated as of October 23, 2015, as amended from time to time (the "Term Loan A Agreement") that governs our senior secured term loan A credit facility (the "Term Loan A Facility") and certain references in this report to our consolidated indebtedness exclude Realogy Holdings with respect to indebtedness under the Senior Secured Credit Facility and Term Loan A Facility. In addition, while Realogy Holdings is a guarantor of Realogy Group's obligations under its unsecured notes, Realogy Holdings is not subject to the restrictive covenants in the indentures governing such indebtedness.
As used in this Quarterly Report on Form 10-Q, the terms "5.25% Senior Notes", "4.875% Senior Notes" and "9.375% Senior Notes" refer to our 5.25% Senior Notes due 2021, our 4.875% Senior Notes due 2023, and our 9.375% Senior Notes due 2027, respectively, and are referred to collectively as the "Unsecured Notes." The term "4.50% Senior Notes" refers to our 4.50% Senior Notes due 2019 (paid in full in February 2019).
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
The following include some, but not all, of the factors that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:

•
adverse developments or the absence of sustained improvement in general business, economic or political conditions or the U.S. residential real estate markets, either regionally or nationally, including but not limited to:

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

◦
the potential negative impact of certain provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) on (i) home values over time in states with high property, sales and state and local income taxes and (ii)

homeownership rates; and/or

◦
the impact of recessions, slow economic growth, or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate whether broadly or by geography and price segments;

•	increased competition in the industry and for the affiliation of independent sales agents, including through:

◦	competing real estate brokerages, including those seeking to disrupt historic real estate brokerage models;

◦	competitors seeking to eliminate brokers or agents from, or minimize the role they play in, the homesale transaction; and

◦	other industry participants otherwise competing for a portion of gross commission income;

•	continuing pressure on the share of gross commission income paid by our company owned brokerages and affiliated franchisees to affiliated independent sales agents and independent sales agent teams;

•	our inability to successfully develop or procure technology that supports our strategy to grow the base of independent sales agents at our company owned and franchisee real estate brokerages;

•	our geographic and high-end market concentration, including the heightened competition for independent sales agents in those geographies and price points;

•
our inability to enter into franchise agreements with new franchisees or renew existing franchise agreements at current contractual royalty rates without increasing the amount and prevalence of sales incentives;

•	the lack of revenue growth or declining profitability of our franchisees and company owned brokerage operations or declines in other revenue streams, such as third-party listing fees;

•
the loss of a significant affinity client or multiple significant relocation clients or changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits and/or increasing competition in corporate relocation;

•	an increase in the experienced claims losses of our title underwriter;

•
our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (2) privacy or data security laws and regulations, (3) RESPA or other federal or state consumer protection or similar laws and (4) antitrust laws and regulations;

•
risks relating to our ability to return capital to stockholders including, among other risks, the restrictions contained in our debt agreements, in particular the indenture governing the 9.375% Senior Notes;

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

More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2018 (the "2018 Form 10-K"), particularly under the captions "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of March 31, 2019, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 2, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of March 31, 2019, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2019 and 2018, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 2, 2019

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues
Gross commission income	$799	$902
Service revenue	188	197
Franchise fees	70	79
Other	57	51
Net revenues	1,114	1,229
Expenses
Commission and other agent-related costs	575	645
Operating	380	392
Marketing	69	67
General and administrative	95	89
Restructuring costs, net	12	30
Lease asset impairment	1	—
Depreciation and amortization	49	48
Interest expense, net	63	33
Loss on the early extinguishment of debt	5	7
Total expenses	1,249	1,311
Loss before income taxes, equity in (earnings) losses and noncontrolling interests	(135)	(82)
Income tax benefit	(35)	(19)
Equity in (earnings) losses of unconsolidated entities	(1)	4
Net loss	(99)	(67)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(99)	$(67)

Loss per share attributable to Realogy Holdings:
Basic loss per share	$(0.87)	$(0.51)
Diluted loss per share	$(0.87)	$(0.51)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	114.0	130.3
Diluted	114.0	130.3

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net loss	$(99)	$(67)
Currency translation adjustment	1	1
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	1	1
Other comprehensive income, before tax	2	2
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—
Other comprehensive income, net of tax	2	2
Comprehensive loss	(97)	(65)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(97)	$(65)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$243	$225
Restricted cash	3	13
Trade receivables (net of allowance for doubtful accounts of $11 and $9)	155	146
Relocation receivables	223	231
Other current assets	147	153
Total current assets	771	768
Property and equipment, net	302	304
Operating lease assets, net	544	—
Goodwill	3,712	3,712
Trademarks	749	749
Franchise agreements, net	1,210	1,227
Other intangibles, net	246	254
Other non-current assets	277	276
Total assets	$7,811	$7,290
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$154	$147
Securitization obligations	187	231
Current portion of long-term debt	440	748
Current portion of operating lease liabilities	130	—
Accrued expenses and other current liabilities	346	401
Total current liabilities	1,257	1,527
Long-term debt	3,335	2,800
Long-term operating lease liabilities	473	—
Deferred income taxes	352	389
Other non-current liabilities	205	259
Total liabilities	5,622	4,975
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2019 and December 31, 2018	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 114,205,678 shares issued and outstanding at March 31, 2019 and 114,620,499 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	4,841	4,869
Accumulated deficit	(2,606)	(2,507)
Accumulated other comprehensive loss	(50)	(52)
Total stockholders' equity	2,186	2,311
Noncontrolling interests	3	4
Total equity	2,189	2,315
Total liabilities and equity	$7,811	$7,290

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2019	2018
Operating Activities
Net loss	$(99)	$(67)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	49	48
Deferred income taxes	(37)	(28)
Lease asset impairment	1	—
Amortization of deferred financing costs and discount	3	4
Loss on the early extinguishment of debt	5	7
Equity in (earnings) losses of unconsolidated entities	(1)	4
Stock-based compensation	8	9
Mark-to-market adjustments on derivatives	14	(12)
Other adjustments to net loss	—	4
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(9)	(8)
Relocation receivables	8	(27)
Other assets	(11)	(17)
Accounts payable, accrued expenses and other liabilities	(34)	(45)
Dividends received from unconsolidated entities	1	1
Other, net	(1)	(3)
Net cash used in operating activities	(103)	(130)
Investing Activities
Property and equipment additions	(24)	(25)
Investment in unconsolidated entities	(2)	(4)
Proceeds from investments in unconsolidated entities	—	19
Other, net	3	1
Net cash used in investing activities	(23)	(9)
Financing Activities
Net change in Revolving Credit Facility	140	232
Payments for refinancing of Term Loan B	—	(4)
Proceeds from refinancing of Term Loan A & A-1	—	17
Proceeds from issuance of Senior Notes	550	—
Redemption of Senior Notes	(450)	—
Amortization payments on term loan facilities	(7)	(3)
Net change in securitization obligations	(45)	(11)
Debt issuance costs	(7)	(16)
Cash paid for fees associated with early extinguishment of debt	(4)	—
Repurchase of common stock	(20)	(94)
Dividends paid on common stock	(10)	(12)
Taxes paid related to net share settlement for stock-based compensation	(6)	(9)
Payments of contingent consideration related to acquisitions	(2)	—
Other, net	(5)	(7)
Net cash provided by financing activities	134	93
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net decrease in cash, cash equivalents and restricted cash	8	(46)
Cash, cash equivalents and restricted cash, beginning of period	238	234
Cash, cash equivalents and restricted cash, end of period	$246	$188
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $2 for both periods presented)	$40	$21
Income tax payments, net	1	4

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of March 31, 2019 and the results of operations and comprehensive loss for the three months ended March 31, 2019 and 2018 and cash flows for the three months ended March 31, 2019 and 2018. The Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
As discussed in further detail below under Recently Adopted Accounting Pronouncements, effective January 1, 2019, the Company adopted Accounting Standard Update No. 2016-02 (Topic 842) "Leases". The adoption of this standard is reflected in the amounts and disclosures set forth in this Form 10-Q.
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
The following table summarizes fair value measurements by level at March 31, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$2	$—	$—	$2
Interest rate swaps (included in other non-current assets)	—	1	—	1
Interest rate swaps (included in other non-current liabilities)	—	26	—	26
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	7	7
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2018	$10
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(3)
Changes in fair value (reflected in the Condensed Consolidated Statement of Operations)	—
Fair value of contingent consideration at March 31, 2019	$7

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2019		December 31, 2018
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$410	$410	$270	$270
Term Loan B	1,067	1,035	1,069	1,010
Term Loan A Facility:
Term Loan A	731	721	736	707
4.50% Senior Notes	—	—	450	447
5.25% Senior Notes	550	554	550	524
4.875% Senior Notes	500	466	500	434
9.375% Senior Notes	550	565	—	—
Securitization obligations	187	187	231	231
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At March 31, 2019 and December 31, 2018, the Company had various equity method investments aggregating $54 million and $51 million, respectively, which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The investment balances at March 31, 2019 and December 31, 2018 included $46 million and $43 million, respectively, for the Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity").
For the first quarter of 2019, the Company recorded equity earnings of $1 million at the Title and Settlement Services segment primarily related to earnings from the operations of Guaranteed Rate Affinity. For the first quarter of 2018, the Company recorded equity losses of $4 million at the Title and Settlement Services segment primarily related to costs associated with the ramp up of operations of Guaranteed Rate Affinity, including $2 million of amortization of intangible assets recorded in purchase accounting.
The Company received $1 million in cash dividends from equity method investments during both the three months ended March 31, 2019 and 2018. The Company invested $2 million and $4 million of cash into Guaranteed Rate Affinity during the three months ended March 31, 2019 and 2018, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $35 million and $19 million for the three months ended March 31, 2019 and 2018, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Euro, Swiss Franc, British Pound and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of March 31, 2019, the Company had outstanding foreign currency forward contracts in an asset position with a fair value of less than $1 million and a notional value of $25 million. As of December 31, 2018, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of less than $1 million and a notional value of $27 million.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of March 31, 2019, the Company had interest rate swaps with an aggregate notional value of $1,600 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swap contracts	Other non-current assets	$1	$6
	Other current and non-current liabilities	26	16

The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended March 31,
		2019	2018
Interest rate swap contracts	Interest expense	$14	$(12)

Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $3 million and $13 million at March 31, 2019 and December 31, 2018, respectively.
Revenue
Revenue is recognized upon the transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services in accordance with the revenue standard.  The Company's revenue is disaggregated by major revenue categories on our Condensed Consolidated Statements of Operations and further disaggregated by business segment as follows:

	Three Months Ended March 31,
	Real Estate Franchise Services		Company Owned Brokerage Services		Relocation Services		Title and Settlement Services		Corporate and Other		Total Company
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross commission income (a)	$—	$—	$799	$902	$—	$—	$—	$—	$—	$—	$799	$902
Service revenue (b)	—	—	2	2	75	78	111	117	—	—	188	197
Franchise fees (c)	123	139	—	—	—	—	—	—	(53)	(60)	70	79
Other (d)	40	37	15	13	1	1	3	3	(2)	(3)	57	51
Net revenues	$163	$176	$816	$917	$76	$79	$114	$120	$(55)	$(63)	$1,114	$1,229
_______________

(a)	Consists primarily of revenues related to gross commission income at the Company Owned Brokerage Services segment which is recognized at a point in time at the closing of a homesale transaction.

(b)
Service revenue primarily consists of title and escrow fees at the Title and Settlement Services segment, which are recognized at a point in time at the closing of a homesale transaction, and relocation fees at the Relocation Services segment, which are recognized as revenue when or as the related performance obligation is satisfied, which is dependent on the type of service performed.

(c)
Franchise fees at the Real Estate Franchise Services segment primarily include domestic royalties which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).

(d)
Other revenue is comprised of brand marketing funds received at the Real Estate Franchise Services segment from franchisees, third-party listing fees and other miscellaneous revenues across all of the business segments.

The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2019	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2019
Real Estate Franchise Services:
Deferred area development fees (a)	$54	$—	$(1)	$53
Deferred brand marketing fund fees (b)	12	23	(27)	8
Other deferred income related to revenue contracts	12	10	(12)	10
Total Real Estate Franchise Services	78	33	(40)	71
Company Owned Real Estate Brokerage Services:
Advanced commissions relates to its development business (c)	10	—	—	10
Other deferred income related to revenue contracts	4	2	(2)	4
Total Company Owned Real Estate Brokerage Services	14	2	(2)	14
Relocation Services:
Deferred broker network fees (d)	—	8	(3)	5
Deferred outsourcing fees (e)	4	16	(14)	6
Other deferred income related to revenue contracts	5	5	(4)	6
Total Relocation Services	9	29	(21)	17
Total	$101	$64	$(63)	$102
_______________

(a)
The Company collects initial area development fees for international territory transactions, which are recorded as deferred revenue when received and recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands.

(b)	Revenues recognized include intercompany marketing fees paid by the Company Owned Real Estate Brokerage Services segment.

(c)	New development closings generally have a development period of between 18 and 24 months from contracted date to closing.

(d)	Network fees are generally billed annually and recognized into revenue on a straight-line basis each month during the membership period.

(e)
Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type.

Recently Adopted Accounting Pronouncements
In August 2018, the SEC issued a final rule that amends certain disclosure requirements as part of the SEC’s overall project to improve disclosure effectiveness and simplify compliance. The final rule eliminates redundant, duplicative and overlapping requirements which are substantially similar to current GAAP or other SEC disclosure requirements, as well as amends or removes outdated and superseded requirements. However, in some situations, the amendments expanded disclosure requirements, such as an analysis of changes in stockholders’ equity will now be required for the current and comparative quarter and year-to-date interim periods. The Company applied the amendments in the final rule to its Annual Report on Form 10-K for the year ended December 31, 2018 and the interim disclosure requirements to this quarterly report on Form 10-Q.
Adoption of the New Leasing Standard
In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (Topic 842) "Leases" (the "new leasing standard") which requires virtually all leases to be recognized on the balance sheet. Effective January 1, 2019, the Company adopted the new leasing standard using the modified retrospective transition approach with optional transition relief and recognized the cumulative effect of applying the new leasing standard to existing contracts on the balance sheet on January 1, 2019. Therefore, results for reporting periods beginning after January 1, 2019 are presented under the new leasing standard; however, the comparative prior period amounts have not been restated and continue to be reported in accordance with historic accounting under ASC Topic 840. The most significant effects of adoption of the new leasing standard relate to the recognition of new right-of-use assets and lease liabilities on the balance sheet for operating leases. The new leasing standard did not impact our Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows. The impact of the changes to the Condensed Consolidated Balance Sheets for the adoption of the new leasing standard were as follows:

	Balance Sheet accounts prior to the new leasing standard adoption adjustments	Adjustments due to the adoption of the new leasing standard	Balance Sheet accounts after the new leasing standard adoption adjustments
ASSETS
Current assets:
Other current assets	$153	$(14)	$139
Total current assets	768	(14)	754
Operating lease assets, net	—	567	567
Other non-current assets	276	(1)	275
Total assets	$7,290	$552	$7,842

LIABILITIES AND EQUITY
Current liabilities:
Current portion of operating lease liabilities	$—	$126	$126
Accrued expenses and other current liabilities	401	(12)	389
Total current liabilities	1,527	114	1,641
Long-term operating lease liabilities	—	500	500
Other non-current liabilities	259	(62)	197
Total liabilities	4,975	552	5,527
Total equity	2,315	—	2,315
Total liabilities and equity	$7,290	$552	$7,842

The Company elected a package of practical expedients that were consequently applied to all leases. The Company did not reassess whether expired or existing contracts contain leases under the new definition of a lease, lease classification for expired or existing leases, nor whether previously capitalized initial direct costs would qualify for capitalization under the new standard. Upon transition, the Company did not elect to use hindsight with respect to lease renewals and purchase options when accounting for existing leases, as well as assessing the impairment of right-of-use assets. Therefore, lease terms largely remained unchanged. In addition, the Company elected the short-term lease recognition exemption and did not recognize a lease obligation and right-of-use asset on its balance sheet for all leases with terms of 12 months or less. The Company elected the practical expedient to combine lease and non-lease components in total gross rent for all of its leases which resulted in a larger lease liability recorded on the balance sheet.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued ASUs were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.

2.	LEASES
The Company's lease portfolio consists primarily of office space and equipment. The Company has approximately 1,000 real estate leases with lease terms ranging from less than 1 year to 17 years and includes the Company's brokerage sales offices, regional and branch offices for our title and relocation businesses, corporate headquarters, regional headquarters, and facilities serving as local administration, training and storage. The Company's brokerage sales offices are generally located in shopping centers and small office parks, typically with lease terms of 1 year to 5 years. In addition, the Company's has equipment leases which primarily consist of furniture, computers and other office equipment.

Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. At lease commencement, the Company records a liability for its lease obligation measured at the present value of future lease payments and a right-of-use asset equal to the lease liability adjusted for prepayments and lease incentives. The Company uses its collateralized incremental borrowing rate to calculate the present value of lease liabilities as most of its leases do not provide an implicit rate that is readily determinable. The Company does not recognize a lease obligation and right-of-use asset on its balance sheet for any leases with terms of 12 months or less. Some real estate leases include one or more options to renew or terminate a lease. The exercise of a lease renewal or termination option is assessed at commencement of the lease and only reflected in the lease term if the Company is reasonably certain to exercise the option. The Company has lease agreements that contain both lease and non-lease components, such as common area maintenance fees, and has made a policy election to combine both fixed lease and non-lease components in total gross rent for all of its leases. Expense for operating leases is recognized a straight-line basis over the lease term.
Supplemental balance sheet information related to the Company's leases was as follows:

Lease Type	Balance Sheet Classification	March 31, 2019
Assets:
Operating lease assets	Operating lease assets, net	$544
Finance lease assets (1)	Property and equipment, net	38
Total lease assets, net		$582

Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$130
Finance lease liabilities	Accrued expenses and other current liabilities	12
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	473
Finance lease liabilities	Other non-current liabilities	20
Total lease liabilities		$635

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		5.7
Finance leases		3.3

Weighted average discount rate:
Operating leases		5.3%
Finance leases		3.9%
_______________

(1)	Finance lease assets are recorded net of accumulated amortization of $32 million.
As of March 31, 2019, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
Remaining 2019	$115	$9	$124
2020	151	11	162
2021	120	8	128
2022	95	5	100
2023	69	1	70
Thereafter	154	—	154
Total lease payments	704	34	738
Less: Interest	101	2	103
Present value of lease liabilities	$603	$32	$635

As previously disclosed in our 2018 Annual Report on Form 10-K and under historical lease accounting guidance, future minimum lease payments for noncancelable operating leases as of December 31, 2018 were as follows:

Year	As of December 31, 2018
2019	$165
2020	144
2021	120
2022	95
2023	79
Thereafter	196
Total	$799

Supplemental income statement information related to the Company's leases is as follows:

Three months ended
Lease Costs	March 31, 2019
Operating lease costs	$42
Finance lease costs:
Amortization of leased assets	3
Interest on lease liabilities	—
Other lease costs (1)	7
Impairment loss	1
Less: Sublease income, gross	1
Net lease cost	$52
_______________

(1)	Primarily consists of variable lease costs.
Supplemental cash flow information related to leases was as follows:

Three months ended
March 31, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$43
Operating cash flows from finance leases	—
Financing cash flows from finance leases	4

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$13
Finance leases	5

Significant non-cash transactions included finance lease additions of $4 million for the three months ended March 31, 2018, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2018	$3,315	$1,064	$641	$478	$5,498
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2018	2,292	906	360	154	3,712
Goodwill acquired	—	—	—	—	—
Balance at March 31, 2019	$2,292	$906	$360	$154	$3,712

Intangible assets are as follows:

	As of March 31, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$809	$1,210	$2,019	$792	$1,227
Indefinite life—Trademarks (b)	$749		$749	$749		$749
Other Intangibles
Amortizable—License agreements (c)	$45	$11	$34	$45	$11	$34
Amortizable—Customer relationships (d)	549	365	184	549	359	190
Indefinite life—Title plant shares (e)	18		18	18		18
Amortizable—Other (f)	33	23	10	33	21	12
Total Other Intangibles	$645	$399	$246	$645	$391	$254

_______________

(a)	Generally amortized over a period of 30 years.

(b)	Primarily related to real estate franchise brands and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.

(c)	Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).

(d)
Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment and our Company Owned Real Estate Brokerage Services segment. These relationships are being amortized over a period of 2 to 20 years.

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2019	2018
Franchise agreements	$17	$17
Customer relationships	6	6
Pendings and listings	—	1
Other	1	1
Total	$24	$25

Based on the Company’s amortizable intangible assets as of March 31, 2019, the Company expects related amortization expense for the remainder of 2019, the four succeeding years and thereafter to be approximately $73 million, $95 million, $93 million, $92 million, $91 million and $994 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2019	December 31, 2018
Accrued payroll and related employee costs	$81	$118
Accrued volume incentives	30	37
Accrued commissions	32	30
Restructuring accruals	12	15
Deferred income	62	59
Accrued interest	25	15
Current portion of finance lease liabilities	12	—
Due to former parent	21	21
Other	71	106
Total accrued expenses and other current liabilities	$346	$401

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2019	December 31, 2018
Senior Secured Credit Facility:
Revolving Credit Facility	$410	$270
Term Loan B	1,052	1,053
Term Loan A Facility:
Term Loan A	727	732
4.50% Senior Notes	—	449
5.25% Senior Notes	547	547
4.875% Senior Notes	497	497
9.375% Senior Notes	542	—
Total Short-Term & Long-Term Debt	$3,775	$3,548
Securitization Obligations:
Apple Ridge Funding LLC	$171	$218
Cartus Financing Limited	16	13
Total Securitization Obligations	$187	$231

Indebtedness Table
As of March 31, 2019, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$410	$ *	$410
Term Loan B	(3)	February 2025	1,067	15	1,052
Term Loan A Facility:
Term Loan A	(4)	February 2023	731	4	727
Senior Notes	5.25%	December 2021	550	3	547
Senior Notes	4.875%	June 2023	500	3	497
Senior Notes	9.375%	April 2027	550	8	542
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2019	171	*	171
Cartus Financing Limited (7)		August 2019	16	*	16
Total (8)			$3,995	$33	$3,962

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of March 31, 2019, the Company had $1,425 million of borrowing capacity under its Revolving Credit Facility. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. In March 2019, the Company increased the borrowing capacity under its Revolving Credit Facility to $1,425 million from $1,400 million. On April 30, 2019, the Company had $470 million in outstanding borrowings under the Revolving Credit Facility.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at March 31, 2019 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended March 31, 2019.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended March 31, 2019.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)	As of March 31, 2019, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $79 million of available capacity.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of March 31, 2019, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $4 million of available capacity.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $66 million with $59 million utilized at a weighted average rate of 3.33% at March 31, 2019.
Maturities Table
As of March 31, 2019, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2019 and each of the next four years is as follows:

Year	Amount
Remaining 2019 (a)	$432
2020	44
2021	612
2022	81
2023	1,074
_______________

(a)
Remaining 2019 includes amortization payments totaling $14 million and $8 million for the Term Loan A and Term Loan B facilities, respectively, as well as $410 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $440 million shown on the condensed consolidated balance sheet consists of four quarters of amortization payments totaling $19 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $410 million of revolver borrowings under the Revolving Credit Facility.

Senior Secured Credit Facility
In February 2018, Realogy Group entered into fifth and sixth amendments to the Amended and Restated Senior Secured Credit Agreement dated as of March 5, 2013 (as amended, amended and restated, modified or supplemented from time to time, the "Senior Secured Credit Agreement") that respectively (i) replaced the approximately $1,100 million Term Loan B due July 2022 with a new $1,080 million Term Loan B due February 2025 and (ii) increased the borrowing capacity under its Revolving Credit Facility to $1,400 million from the prior $1,050 million and extended the maturity date to February 2023 from October 2020.

On March 27, 2019, Realogy Group entered into an incremental assumption agreement to the Senior Secured Credit Agreement that provided for an incremental revolving facility commitment of $25 million increasing the borrowing capacity under the Revolving Credit Facility to $1,425 million.
The Senior Secured Credit Agreement provides for:

(a)
the Term Loan B issued in the original aggregate principal amount of $1,080 million with a maturity date of February 2025. The Term Loan B has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at Realogy Group's option, adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%); and

(b)
a $1,425 million Revolving Credit Facility with a maturity date of February 2023, which includes a $125 million letter of credit subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
The Senior Secured Credit Agreement permits the Company to obtain up to $500 million of additional credit facilities on a combined basis with the Term Loan A Agreement (less any amounts previously incurred under this provision) from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the new senior secured credit facility, plus an unlimited amount if Realogy Group's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Senior Secured Credit Agreement also permits the Company to issue senior secured or unsecured notes in lieu of any incremental facility.
The obligations under the Senior Secured Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries.
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At March 31, 2019, Realogy Group was in compliance with the senior secured leverage ratio covenant.
Term Loan A Facility
In February 2018, Realogy Group entered into a second amendment to the Term Loan A Agreement. Under the amendment, the Company aggregated the existing $435 million Term Loan A and $355 million Term Loan A-1 tranches due October 2020 and July 2021, respectively, into a new single tranche of $750 million Term Loan A due February 2023. The Term Loan A provides for quarterly amortization payments totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, which commenced on June 30, 2018 and continue through February 8, 2023. The interest rates with respect to the Term Loan A are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%

Consistent with the Senior Secured Credit Agreement, the Term Loan A Agreement permits the Company to obtain up to $500 million of additional credit facilities on a combined basis with the Senior Secured Credit Agreement (less any amounts previously incurred under this provision) from lenders reasonably satisfactory to the administrative agent and the Company, without the consent of the existing lenders under the Term Loan A, plus an unlimited amount if the Company's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Term Loan A Facility also permits the Company to issue senior secured or unsecured notes in lieu of any incremental facility. The Term Loan A Agreement contains negative covenants consistent with those included in the Senior Secured Credit Agreement.
Unsecured Notes
In February 2019, the Company used borrowings under its Revolving Credit Facility and cash on hand to fund the redemption of all of its outstanding $450 million 4.50% Senior Notes. In March 2019, the Company issued $550 million of 9.375% Senior Notes due in April 2027. The Company used $540 million of the net proceeds to repay a portion of outstanding borrowings under its Revolving Credit Facility.
The 5.25% Senior Notes, 4.875% Senior Notes and the 9.375% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on December 1, 2021, June 1, 2023 and April 1, 2027, respectively. Interest on the Unsecured Notes is payable each year semiannually on June 1 and December 1 for both the 5.25% Senior Notes and 4.875% Senior Notes, and April 1 and October 1 for the 9.375% Senior Notes.
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility and Realogy Group's outstanding debt securities and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
The indentures governing the Unsecured Notes contain various negative covenants that limit Realogy Group and its restricted subsidiaries’ ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants include limitations on Realogy Group's and its restricted subsidiaries’ ability to (a) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, (b) pay dividends or make distributions to their stockholders, (c) repurchase or redeem capital stock, (d) make investments or acquisitions, (e) incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments to Realogy Group, (f) enter into transactions with affiliates, (g) create liens, (h) merge or consolidate with other companies or transfer all or substantially all of their assets, (i) transfer or sell assets, including capital stock of subsidiaries and (j) prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes.
The covenants in the indenture governing the 9.375% Senior Notes are substantially similar to the covenants in the indentures governing the other Unsecured Notes, with certain exceptions, including several changes relating to Realogy Group’s ability to make restricted payments, and, in particular, its ability to repurchase shares and make dividends. Specifically, (a) the cumulative credit basket for restricted payments (i) was reset to zero and builds from January 1, 2019, (ii) builds at 25% of Consolidated Net Income (as defined in the indenture governing the 9.375% Senior Notes) when the consolidated leverage ratio (as defined below) is equal to or greater than 4.0 to 1.0 (and 50% of Consolidated Net Income when it is less than 4.0 to 1.0) and, consistent with the indentures governing the other Unsecured Notes, is reduced by 100% of the deficit when Consolidated Net Income is a deficit and (iii) may not be used when the consolidated leverage ratio is equal to or greater than 4.0 to 1.0; (b) the $100 million general restricted payment basket may be used only for Restricted Investments (as defined in the indenture governing the 9.375% Senior Notes); (c) the indenture governing the 9.375% Senior Notes requires the consolidated leverage ratio to be less than 3.0 to 1.0 to use the unlimited general restricted payment basket (which payments will reduce the cumulative credit basket, but not below zero); and (d) the indenture governing the 9.375% Senior Notes contains a new restricted payment basket that may be used for up to $45 million of dividends per calendar year.
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt by the trailing four quarters EBITDA. EBITDA, as defined in the indenture governing the 9.375% Senior Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indenture is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.

Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company which expires in December 2019. At March 31, 2019, the capacity of the facility was $66 million, with $59 million being utilized and at December 31, 2018, the capacity was $66 million with $63 million being utilized.
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
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2019. As of March 31, 2019, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $171 million being utilized.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility which expires in August 2019. As of March 31, 2019, there were $16 million of outstanding borrowings on the facilities. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $220 million and $238 million of underlying relocation receivables and other related relocation assets at March 31, 2019 and December 31, 2018, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million for both the three months ended March 31, 2019 and 2018. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.4% and 3.6% for the three months ended March 31, 2019 and 2018, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transaction in February 2019, the Company recorded a loss on the early extinguishment of debt of $5 million during the three months ended March 31, 2019.
As a result of the refinancing transactions in February 2018, the Company recorded a loss on the early extinguishment of debt of $7 million and wrote off financing costs of $2 million to interest expense during the three months ended March 31, 2018.

6.	RESTRUCTURING COSTS
Restructuring charges were $12 million and $30 million for the three months ended March 31, 2019 and 2018, respectively. The components of the restructuring charges for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31,
	2019	2018
Personnel-related costs (1)	$11	$14
Facility-related costs (2)	1	9
Internal use software impairment (3)	—	7
Total restructuring charges (4)	$12	$30
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

(2)
Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, amortization of lease assets that will continue to be incurred under the contract for its remaining term without economic benefit to the Company, accelerated depreciation on asset disposals and other facility and employee relocation related costs.

(3)
Internal use software impairment relates to development costs capitalized for a project that was determined to not meet the Company's strategic goals when analyzed by the Company's new leadership team.

(4)
The three months ended March 31, 2019 includes $9 million and $3 million of expense related to the Facility and Operational Efficiencies Program and Leadership Realignment and Other Restructuring Activities Program, respectively. Restructuring charges for three months ended March 31, 2018 relate to prior restructuring programs.

Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, the Company commenced the implementation of a plan to accelerate its office consolidation to reduce storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, the Company commenced a plan to transform and centralize certain aspects of the operational support and drive changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs (1)	Total
Balance at December 31, 2018	$—	$—	$—
Restructuring charges	8	1	9
Costs paid or otherwise settled	(6)	—	(6)
Balance at March 31, 2019	$2	$1	$3

_______________

(1)
In addition, the Company incurred an additional $1 million related to lease asset impairments in connection with the Facility and Operational Efficiencies Program during the three months ended March 31, 2019.

The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$13	$8	$5
Facility-related costs (1)	40	1	39
Total	$53	$9	$44

_______________

(1)	Facility-related costs includes lease asset impairments expected to be incurred under the Facility and Operational Efficiencies Program.

The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$—	$—	$—
Company Owned Real Estate Brokerage Services	45	3	42
Relocation Services	4	3	1
Title and Settlement Services	2	1	1
Corporate and Other	2	2	—
Total	$53	$9	$44

Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan included senior leadership realignment, an enhanced focus on technology and talent, as well as further attention to office footprint and other operational efficiencies. The expected costs of activities undertaken in connection with the restructuring plan are largely complete. At December 31, 2018, the remaining liability was $20 million. During the three months ended March 31, 2019, the Company incurred personnel-related costs of $3 million, paid or settled costs of $5 million and reclassified $5 million to offset related lease assets upon adoption of the new leasing standard, resulting in a remaining accrual of $13 million primarily related to facility and personnel related liabilities.

7.	EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2018	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net loss	—	—	—	(99)	—	—	(99)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends declared ($0.09 per share)	—	—	(10)	—	—	(1)	(11)
Balance at March 31, 2019	114.2	$1	$4,841	$(2,606)	$(50)	$3	$2,189

	Three Months Ended March 31, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2017	131.6	$1	$5,285	$(2,631)	$(37)	$4	$2,622
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(13)	(9)	—	(22)
Net loss	—	—	—	(67)	—	—	(67)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	(3.5)	—	(94)	—	—	—	(94)
Stock-based compensation	—	—	9	—	—	—	9
Issuance of shares for vesting of equity awards	1.0	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.3)	—	(9)	—	—	—	(9)
Dividends declared ($0.09 per share)	—	—	(12)	—	—	(1)	(13)
Balance at March 31, 2018	128.8	$1	$5,179	$(2,711)	$(44)	$3	$2,428

Condensed Consolidated Statement of Changes in Equity for Realogy Group
The Company has not included a statement of changes in equity for Realogy Group as the operating results of Group are consistent with the operating results of Realogy Holdings as all revenue and expenses of Realogy Group flow up to Realogy Holdings and there are no incremental activities at the Realogy Holdings level. The only difference between Realogy Group and Realogy Holdings is that the $1 million in par value of common stock in Realogy Holdings' equity is included in additional paid in capital in Realogy Group's equity.
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
The Company's Board of Directors authorized a share repurchase program of up to $275 million, $300 million, $350 million and $175 million of the Company's common stock in February 2016, 2017, 2018 and 2019, respectively.
In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share. As of March 31, 2019, the Company had repurchased and retired 35.5 million shares of common stock for an aggregate of $896 million at a total weighted average market price of $25.22 per share. As of March 31, 2019, $204 million remained available for repurchase under the share repurchase programs.
The restrictive covenants in the indenture governing the 9.375% Senior Notes restrict the Company's ability to repurchase shares. See "Note 5. Short and Long-Term Debt—Unsecured Notes."
Stock-Based Compensation
During the first quarter of 2019, the Company granted 0.9 million shares of non-qualified stock options with a weighted average exercise price of $13.45, restricted stock units related to 2.5 million shares with a weighted average grant date fair value of $13.53 and performance stock units related to 1.2 million shares with a weighted average grant date fair value of $11.08.
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. The Board declared and paid a quarterly cash dividend of $0.09 per share on the Company’s common stock during the first quarter of 2019.
The declaration and payment of any future dividend will be subject to the discretion of the Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Company’s credit agreements, and the indentures governing the Company’s outstanding debt securities, capital requirements and other factors that the Board of Directors deems relevant. The restrictive covenants in the indenture governing the 9.375% Senior Notes restrict the Company's ability to declare dividends in excess of $45 million per year. See Note 5. "Short and Long-Term Debt—Unsecured Notes" for additional information.
Pursuant to the Company’s policy, dividends payable in cash are treated as a reduction of additional paid-in capital since the Company is currently in an accumulated deficit position.

8.	EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings (loss) per share is computed based on net income (loss) attributable to Realogy Holdings stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options.

The Company was in a net loss position for the three months ended March 31, 2019 and 2018, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At March 31, 2019 and 2018, the number of shares of common stock issuable for incentive equity awards, with performance awards based on the achievement of 100% of target amounts, was 11.2 million and 7.6 million, respectively.
In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share. The purchase of shares under these plans reduced the weighted-average number of shares outstanding in the basic earnings per share calculation.

9.	COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:

•
that independent residential real estate sales agents engaged by NRT or by affiliated franchisees—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against NRT for breach of contract, wage and hour classification claims, wrongful discharge, unemployment and workers' compensation and could seek benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees or similar claims against our franchise operations as an alleged joint employer of an affiliated franchisee’s independent sales agents;

•	concerning other employment law matters, including wage and hour claims and retaliation claims;

•	concerning anti-trust and anti-competition matters;

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by current or former franchisees that franchise agreements were breached including improper terminations;

•	concerning claims for alleged RESPA or state real estate law violations;

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

On February 15, 2019, the plaintiff amended his complaint to assert a claim pursuant to the California Private Attorneys General Act (“PAGA”). The PAGA claim included in the amended complaint are substantively similar to those asserted in the original complaint. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties. In April 2019, the defendants filed motions to compel arbitration of the non-PAGA claims, to stay the PAGA claim pending resolution of the arbitrable claims and to change venue.
Fenley v. Realogy Franchise Group LLC, Sotheby’s International Realty, Inc., Wish Properties, Inc. and DOES 1-100 (Superior Court of California, Kern County). This is a putative class action complaint filed on April 25, 2019 by plaintiff Elizabeth Fenley against Wish Properties, Inc, a Sotheby’s International Realty independently-owned franchisee doing business as Wish Sotheby’s International Realty (“Wish SIR”). The complaint also names Realogy Franchise Group LLC and Sotheby’s International Realty, Inc., wholly-owned subsidiaries of the Company, as alleged joint employers of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents in California affiliated with any Realogy Franchise Group brand. The plaintiff alleges that all defendants are jointly responsible for misclassifying Wish SIR’s agents as independent contractors and failed to reimburse for business expenses, provide accurate wage statements and timely pay wages, all in violation of the California Labor Code. The complaint also asserts an unfair business practice claim based on the violations previously described.
These cases raise significant and various previously unlitigated claims and the Whitlach PAGA claim adds additional litigation, financial and operating uncertainties.
Moehrl v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). This is a putative class action complaint filed on March 6, 2019 by plaintiff Christopher Moehrl against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc.
The plaintiff alleges that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers regarding the setting and payment of the buyer broker commission. The plaintiff further alleges that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiff seeks a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. The Company was served with the complaint on March 21, 2019. Plaintiff’s counsel has filed a motion to appoint lead counsel in the case, which has yet to be briefed or decided by the court.
Sawbill Strategic, Inc. v. The National Association of Realtors, Homeservices of America, Inc., Keller Williams Realty, Inc., Realogy Holdings Corp., and RE/MAX Holdings, Inc. (U.S. District Court for the Northern District of Illinois). This is a putative class action seeking to certify the same class, based on the same allegations and against the same defendants as the Moehrl litigation.  On April 17, 2019, plaintiff filed a motion to consolidate the Sawbill and Moehrl litigation.
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 by plaintiffs Joshua Sitzer and Amy Winger against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Sawbill and Moehrl litigations. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri, and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. The Company has not yet been served with the complaint.
The Company disputes these allegations, believes it has complied with all applicable laws and regulations and will vigorously defend these actions. Given the early stages of each of these cases, we cannot estimate a range of reasonably possible losses for this litigation.
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
The due to former parent balance was $21 million at both March 31, 2019 and December 31, 2018, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining state and foreign contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $550 million at March 31, 2019 and $426 million at December 31, 2018. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended March 31,
	2019	2018
Real Estate Franchise Services	$163	$176
Company Owned Real Estate Brokerage Services	816	917
Relocation Services	76	79
Title and Settlement Services	114	120
Corporate and Other (c)	(55)	(63)
Total Company	$1,114	$1,229
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $55 million and $63 million for the three months ended March 31, 2019 and 2018, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $7 million and $8 million for the three months ended March 31, 2019 and 2018, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended March 31,
	2019	2018
Real Estate Franchise Services	$90	$105
Company Owned Real Estate Brokerage Services	(62)	(45)
Relocation Services	2	(1)
Title and Settlement Services	(9)	(6)
Corporate and Other (a)	(25)	(19)

Less: Depreciation and amortization (b)	49	50
Interest expense, net	63	33
Income tax benefit	(35)	(19)
Restructuring costs, net (c)	12	30
Lease asset impairment	1	—
Loss on the early extinguishment of debt (d)	5	7
Net loss attributable to Realogy Holdings and Realogy Group	$(99)	$(67)

_______________

(a)	Includes the elimination of transactions between segments.

(b)
Depreciation and amortization for the three months ended March 31, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(c)
The three months ended March 31, 2019 includes restructuring charges of $4 million in the Company Owned Real Estate Brokerage Services segment, $3 million in the Cartus segment, $1 million at Title and Settlement Services segment and $4 million in Corporate and Other.

The three months ended March 31, 2018 includes restructuring charges of $2 million in the Real Estate Franchise Services segment, $17 million in the Company Owned Real Estate Brokerage Services segment, $8 million in the Cartus segment, $1 million at the Title and Settlement Services segment and $2 million in Corporate and Other.

(d)	Loss on the early extinguishment of debt is recorded in the Corporate and Other segment.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2018 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" in this report and "Forward-Looking Statements" and "Risk Factors" in our 2018 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names and launched franchise sales of the Corcoran® brand in January 2019. As of March 31, 2019, our real estate franchise systems and proprietary brands had approximately 301,900 independent sales agents worldwide, including approximately 190,800 independent sales agents operating in the U.S. (which included approximately 50,200 company owned brokerage independent sales agents). As of March 31, 2019, our real estate franchise systems and proprietary brands had approximately 16,600 offices worldwide in 113 countries and territories, including approximately 6,000 brokerage offices in the U.S. (which included approximately 750 company owned brokerage offices).

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business with approximately 750 owned and operated brokerage offices with approximately 50,200 independent sales agents principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty®, Citi HabitatsSM and Climb Real Estate® brand names in many of the largest metropolitan areas in the U.S. This segment also included the Company's share of earnings for our PHH Home Loans venture, which was sold to PHH in the first quarter of 2018 and we transitioned to our new mortgage origination joint venture, Guaranteed Rate Affinity, which is included in the financial results of the Title and Settlement Services segment.

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

RECENT DEVELOPMENTS
Liquidity and Capital Resources Update
In March 2019, the Company issued $550 million of 9.375% Senior Notes due in April 2027. We used $540 million of the net proceeds to repay a portion of outstanding borrowings under our Revolving Credit Facility. In February 2019, the Company used borrowings under its Revolving Credit Facility and cash on hand to fund the redemption of all of its outstanding $450 million 4.50% Senior Notes, which were due in April 2019.
The Company expects to prioritize investing in its business and reducing indebtedness over other potential uses of cash until it is able to reduce its consolidated leverage ratio (as defined in the indenture governing the 9.375% Senior Notes) to below 4.00 to 1.00, although the Company currently anticipates continuing its quarterly cash dividend. Accordingly, during this period, the Company will not repurchase common stock pursuant to its existing share repurchase programs.
There can be no assurances as to the length of time that will be necessary for the Company to achieve this reduction in its consolidated leverage ratio or whether it will be successful in reducing and maintaining its consolidated leverage ratio below 4.00 to 1.00. Moreover, there can be no assurances as to the timing, frequency or amounts of any dividends or share repurchases in the future and such determinations will be subject to the discretion of the Company's Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Senior Secured Credit Agreement, Term Loan A Facility, and the indentures governing the Unsecured Notes, capital requirements and other factors that the Board of Directors deems relevant.
Facility and Operational Efficiencies Program
During 2019, we plan to accelerate our office consolidation to reduce our storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, beginning in the first quarter of 2019, we commenced a plan to transform and centralize certain aspects of our operational support and drive changes in how we serve our affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable.
Total restructuring costs of approximately $53 million are currently anticipated to be incurred through the end of 2019. As of March 31, 2019, cost savings related to these restructuring activities were estimated to be approximately $50 million on an annual run rate basis, with approximately $25 million of those cost savings expected to be realized in 2019. In addition to the $25 million of cost savings from restructuring activities, there are approximately $45 million of additional cost savings initiatives being implemented and expected to be realized in 2019. These costs savings are designed to partially offset inflation and other costs.
The following table reflects the total amount of restructuring costs for the Company's Facility and Operational Efficiencies program by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$—	$—	$—
Company Owned Real Estate Brokerage Services	45	3	42
Relocation Services	4	3	1
Title and Settlement Services	2	1	1
Corporate and Other	2	2	—
Total	$53	$9	$44

CURRENT BUSINESS AND INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the first quarter of 2019, homesale transaction volume decreased 4% due to a 7% decrease in the number of homesale transactions, partially offset by a 2% increase in the average homesale price.
We believe that the challenging housing market conditions during 2018, which intensified in severity during the last four months of the year, continued to negatively impact the first quarter of 2019. Specifically, we believe reduced affordability as a result of continued constrained inventory, higher average homesale prices and the impact of mortgage rate volatility in the second half of 2018, as well as a number of other factors, such as personal income tax reform, contributed to the decline. We are unable to extrapolate the relative impact that each of these factors may have had on regional and local housing markets.
RFG and NRT homesale transaction volume on a combined basis decreased 9% during the three months ended March 31, 2019 compared to the three months ended March 31, 2018. NRT's transaction volume decreased 11%, as a result of a 9% decrease in existing homesale transactions and a 2% decrease in the average homesale price. RFG's transaction volume decreased 8%, as a result of a 10% decrease in existing homesale transactions, partially offset by a 2% increase in average homesale price.
We believe that while the industry fundamentals described above drove a significant portion of our decline in homesale transaction volume in the first quarter of 2019, we were also negatively impacted by our geographic concentration as well as the intensifying competitive environment. Specifically, our transaction volume was negatively impacted by our footprint in California, which experienced a larger homesale transaction volume decline in the first quarter of 2019 than the national average.
In addition, the growing intensity of competition for the affiliation of independent sales agents negatively impacted recruitment and retention efforts in certain geographies and contributed to the decline in homesale transaction volume at both NRT and RFG. We believe that certain of our competitors have investors that appear to be supportive of a model that pursues increases in market share over profitability, which not only exacerbates competition for independent sales agents, but places additional pressure on the share of commission income received by the agent.
As of their most recent release on April 30, 2019, NAR is forecasting existing homesale transaction volume to increase 2% for the full year 2019 compared to 2018. NAR's full year 2019 forecast includes a homesale transaction volume decrease in the first quarter of 2019 offset by expected volume growth during the rest of 2019. NAR's quarterly year-over-year forecasts for homesale transaction volume for 2019 compared to 2018 are as follows:
_______________

(a)	Q1 homesale transaction volume is calculated using existing homesale transactions and average price as of the most recent NAR press release on April 22, 2019.

(b)	Forecasted homesale transaction volume is calculated using seasonally adjusted homesale transactions and median price as of the most recent NAR forecast release on April 30, 2019.
Inventory. Although inventory levels have recently shown some signs of improvement, low housing inventory levels continue to be an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. was 1.64 million as of March 2018 and has increased to 1.68 million at the end of March 2019. As a result, inventory has increased from 3.6 months of supply in March 2018 to 3.9 months as of March 2019. However, these levels continue to be significantly below the 10-year average of 5.8 months, the 15-year average of 6.1 months and the 25-year average of 5.8 months.
Mortgage Rates. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 4.37% for the first quarter of 2019 compared to 4.27% for the first quarter of 2018. While mortgage rates reached as high as 4.87% in November 2018, rates have recently moderated, and on March 31, 2019 were 4.27%, according to Freddie Mac. Increases in mortgage rates adversely impact housing affordability and we have been and could continue to be negatively impacted by a rising interest rate environment. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates. However, we believe that over the medium to long-term, rising wages, the availability of alternative mortgage arrangements and increasing rent prices for the mainstream housing market may help offset the impact of rising mortgage rates to some degree.
Affordability. The composite housing affordability index, as reported by NAR, decreased from 162 for February 2018 to 157 for February 2019, which is still above the 25-year average of 143. The affordability index hit the lowest point since 2008 in June 2018 at 138. As noted above, we believe the affordability decline is a result of lower inventory levels, which have continued to put upward pressure on home prices with additional pressure from higher mortgage rates along with other factors. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Competition for independent sales agents in our industry, including within our franchise system, is high, in particular with respect to more productive sales agents. We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry and has increasingly impacted the recruitment and retention of top producing agents. Such factors include increasing competition, changes in the spending patterns of independent sales agents (as more independent sales agents purchase services from third-parties outside of their affiliated broker) and the growth in independent sales agent teams. The continued competition for productive agents could continue to have a negative impact on our homesale transaction volume and could continue to put upward pressure on the average share of commissions earned by independent sales agents.
NRT and RFG have launched strategic initiatives focused on addressing current market dynamics by expanding our base of affiliated independent sales agents and affiliated franchisees.
For example, NRT continues to expand the use of commission plans other than the traditional graduated commission model, including plans that charge agents for certain activities. Separately, we recently introduced a collection of marketing tools aimed at increasing independent agent success, including Listing Concierge—a full service solution for the design, creation and distribution of automated customized property listings—as well as products designed to facilitate agent branding and customer prospecting. We intend to further advance these marketing initiatives throughout 2019.
In late 2018, in collaboration with Home Partners of America, we also launched the cataLIST Program—a quick-cash sale program that keeps the independent sales agent at the center of the transaction. The program is currently available in select markets (Atlanta, Greater Dallas and Tampa) and expansion to additional markets is planned in 2019, as well as the launch of complementary build-on offerings.
In addition, RFG is implementing strategic initiatives intended to add new franchisees and expand the base of independent sales agents, including through the expansion of RFG’s historical scope of potential franchisee candidates as well as through new pricing model structures and new franchise brands.

Existing Homesales
For the quarter ended March 31, 2019 compared to the same period in 2018, NAR existing homesale transactions decreased to 1.0 million homes or down 7%. For the quarter ended March 31, 2019, RFG and NRT homesale transactions on a combined basis decreased 9% compared to the same period in 2018 due primarily to challenging market fundamentals, geographic concentration (in particular at NRT in California) and the impact of competition on recruitment and retention efforts at NRT.
The quarterly and annual year-over-year trends in homesale transactions are as follows:
_______________

(a)	Q1 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to increase 4% in 2020 while Fannie Mae is forecasting existing homesale transactions to increase 2% for the same period.

Existing Homesale Price
For the quarter ended March 31, 2019 compared to the same period in 2018, NAR existing homesale average price increased 2%. For the quarter ended March 31, 2019, RFG and NRT's average homesale price on a combined basis increased 1% compared to the same period in 2018 and consisted of RFG's average homesale price increase of 2%, partially offset by NRT's average homesale price decrease of 2%. NRT's geographic concentration in California and exposure to the high-end of the market drove the year-over-year decline in homesale price compared to the overall industry. The quarterly and annual year-over-year trends in the price of homes are as follows:
_______________

(a)	Q1 homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting an increase in median existing homesale price of 3% in 2020 while Fannie Mae is forecasting a 4% increase in 2020.
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

•	continued insufficient inventory levels or stagnant and/or declining home prices;

•	further reduction in the affordability of homes;

•	higher mortgage rates due to increases in long-term interest rates and increasing down payment requirements as well as reduced availability of mortgage financing;

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
The following table presents our drivers for the three months ended March 31, 2019 and 2018. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2019	2018	% Change
RFG (a)
Closed homesale sides	202,662	223,990	(10%)
Average homesale price	$298,361	$292,580	2%
Average homesale broker commission rate	2.48%	2.50%	(2	) bps
Net royalty per side	$303	$310	(2%)
NRT
Closed homesale sides	60,442	66,097	(9%)
Average homesale price	$511,922	$525,020	(2%)
Average homesale broker commission rate	2.41%	2.45%	(4	) bps
Gross commission income per side	$13,212	$13,666	(3%)
Cartus
Initiations	38,484	37,953	1%
Referrals	14,879	15,526	(4%)
TRG
Purchase title and closing units	28,044	31,741	(12%)
Refinance title and closing units	4,011	5,410	(26%)
Average fee per closing unit	$2,267	$2,161	5%

_______________

(a)	Includes all franchisees except for NRT.
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
Since 2014, we have experienced approximately a one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
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
Non-standard incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchisee agreements, although such incentives are generally not available to most franchisees, and, in contrast to volume incentives, the majority are not homesale transaction based. We expect that the trend of increasing non-standard incentives will continue in the future in order to attract, retain, and help grow certain franchisees.
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
NRT has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while RFG has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between NRT and RFG based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by independent sales agents directly impacts the margin earned by NRT. Such share of commissions earned by independent sales agents varies by region and commission schedules are generally progressive to incentivize sales agents to achieve higher levels of production. Commission share has been and we expect will continue to be subject to upward pressure in favor of the independent sales agent for a variety of factors, including more aggressive recruitment and retention activities taken by us and our competitors as well as growth in independent sales agent teams.

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
Three Months Ended March 31, 2019 vs. Three Months Ended March 31, 2018
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2019	2018	Change
Net revenues	$1,114	$1,229	$(115)
Total expenses	1,249	1,311	(62)
Loss before income taxes, equity in (earnings) losses and noncontrolling interests	(135)	(82)	(53)
Income tax benefit	(35)	(19)	(16)
Equity in (earnings) losses of unconsolidated entities	(1)	4	(5)
Net loss	(99)	(67)	(32)
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(99)	$(67)	$(32)

Net revenues decreased $115 million or 9% for the three months ended March 31, 2019 compared with the three months ended March 31, 2018 primarily driven by lower homesale transaction volume at NRT.
Total expenses for the first quarter of 2019 decreased $62 million or 5% compared to the first quarter of 2018 primarily due to:

•
a $70 million decrease in commission and other sales agent-related costs as a result of the impact of lower homesale transaction volume, partially offset by higher agent commission costs related to initiatives focused on growing and retaining our productive independent sales agent base; and

•
an $18 million decrease in restructuring costs as there was $12 million of restructuring costs incurred for the Company's restructuring program focused on office and operational efficiencies during the first quarter of 2019 compared to $30 million of restructuring costs incurred for the same period in 2018 for leadership realignment and other restructuring activities.

The expense decreases were partially offset by a $30 million net increase in interest expense primarily due to a $26 million net expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $14 million during the first quarter of 2019 compared to gains of $12 million during the first quarter of 2018. In addition, there was a $4 million increase in interest expense due to LIBOR rates increases and additional borrowings on our Revolving Credit Facility.
Earnings from equity investments were $1 million during the first quarter of 2019 compared to losses of $4 million during the first quarter of 2018.
During the first quarter of 2019, we incurred $12 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan to be approximately $53 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $35 million for the three months ended

March 31, 2019 compared to a benefit of $19 million for the three months ended March 31, 2018. Our federal and state blended statutory rate is estimated to be 27% for 2019 and our full year effective tax rate is estimated to be 34%. Our effective tax rate was 26% and 22% for the three months ended March 31, 2019 and March 31, 2018, respectively. The effective tax rate for the three months ended March 31, 2019 and March 31, 2018 was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the three months ended March 31, 2019 and 2018:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
RFG	$163	$176	$(13)	(7)%	$90	$105	$(15)	(14)%	55%	60%	(5)
NRT	816	917	(101)	(11)	(62)	(45)	(17)	(38)	(8)	(5)	(3)
Cartus	76	79	(3)	(4)	2	(1)	3	300	3	(1)	4
TRG	114	120	(6)	(5)	(9)	(6)	(3)	(50)	(8)	(5)	(3)
Corporate and Other	(55)	(63)	8	*	(25)	(19)	(6)	*
Total Company	$1,114	$1,229	$(115)	(9)%	$(4)	$34	$(38)	(112%)	—%	3%	(3)
Less: Depreciation and amortization (b)					49	50
Interest expense, net					63	33
Income tax benefit					(35)	(19)
Restructuring costs, net (c)					12	30
Lease asset impairment					1	—
Loss on the early extinguishment of debt (d)					5	7
Net loss attributable to Realogy Holdings and Realogy Group					$(99)	$(67)
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $55 million and $63 million during the three months ended March 31, 2019 and 2018, respectively.

(b)
Depreciation and amortization for the three months ended March 31, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(c)
Restructuring charges incurred for the three months ended March 31, 2019 include $4 million at NRT, $3 million at Cartus, $1 million at TRG and $4 million at Corporate and Other. Restructuring charges incurred for the three months ended March 31, 2018 include $2 million at RFG, $17 million at NRT, $8 million at Cartus, $1 million at TRG and $2 million at Corporate and Other.

(d)	Loss on the early extinguishment of debt is recorded in the Corporate and Other segment.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 3 percentage points to zero from 3% for the three months ended March 31, 2019 compared to the same period in 2018. On a segment basis, RFG's margin decreased 5 percentage points to 55% from 60% primarily due to a decrease in royalty revenue and the net costs for meetings and conferences held during the first quarter of 2019 compared to the first quarter of 2018 primarily due to the RGX event. NRT's margin decreased 3 percentage points to negative 8% from negative 5% primarily due to lower transaction volume and higher sales commission percentages paid to its independent sales agents during the first quarter of 2019 compared to the same period in 2018. Cartus' margin increased 4 percentage points to 3% from negative 1% primarily due to a decrease in costs as a result of cost savings initiatives and the net positive impact from foreign currency exchange rates on expenses. TRG's margin decreased 3 percentage points to negative 8% from negative 5% primarily as a result of a decrease in revenue due to a decrease in resale units.
Corporate and Other Operating EBITDA for the three months ended March 31, 2019 declined $6 million to negative $25 million primarily due to a $4 million increase in employee-related costs and $2 million of other costs.

RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 3 percentage points from 6% to 3% primarily due to lower transaction volume and the net costs for meetings and conferences held during the first quarter of 2019 compared to the first quarter of 2018 primarily due to the RGX event:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
RFG (a)	$108	$113	(5)	(4)%	$35	$42	(7)	(17)%	32%	37%	(5)
NRT (a)	816	917	(101)	(11)	(7)	18	(25)	(139)	(1)	2	(3)
RFG and NRT Combined	$924	$1,030	(106)	(10)%	$28	$60	(32)	(53)%	3%	6%	(3)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $55 million and $63 million during the three months ended March 31, 2019 and 2018, respectively.

Real Estate Franchise Services (RFG)
Revenues decreased $13 million to $163 million and Operating EBITDA decreased $15 million to $90 million for the three months ended March 31, 2019 compared with the same period in 2018.
Revenues decreased $13 million primarily as a result of a $7 million decrease in third-party domestic franchisee royalty revenue primarily due to an 8% decrease in transaction volume at RFG and a $7 million decrease in intercompany royalties received from NRT.
RFG revenue includes intercompany royalties received from NRT of $53 million and $60 million during the first quarter of 2019 and 2018, respectively, which are eliminated in consolidation against the expense reflected in NRT's segment results.
The $15 million decrease in Operating EBITDA was principally due to the $13 million decrease in revenues discussed above and a $2 million net decrease on Operating EBITDA due to the scope and timing of meetings and conferences held during the first quarter of 2019 compared to the first quarter of 2018 primarily due to the RGX event.
Company Owned Real Estate Brokerage Services (NRT)
Revenues decreased $101 million to $816 million and Operating EBITDA decreased $17 million to negative $62 million for the three months ended March 31, 2019 compared with the same period in 2018.
The revenue decrease of $101 million was primarily driven by an 11% decrease in homesale transaction volume at NRT which consisted of a 9% decrease in the number of homesale transactions and a 2% decrease in average homesale price. NRT saw lower transaction volume largely due to weakness in California where NRT is highly concentrated as well as intense competition for independent sales agents.
Operating EBITDA decreased $17 million primarily due to the $101 million decrease in revenues discussed above partially offset by:

•
a $70 million decrease in commission expenses paid to independent sales agents from $645 million in the first quarter of 2018 to $575 million in the first quarter of 2019. Commission expense decreased as a result of the impact of lower homesale transaction volume as discussed above, partially offset by higher agent commission costs related to the impact of initiatives focused on growing and retaining our productive independent sales agent base;

•	a $7 million decrease in royalties paid to RFG from $60 million in the first quarter of 2018 to $53 million in the first quarter of 2019;

•	a $4 million decrease in occupancy costs; and

•	a $4 million decrease in other operating costs.

Relocation Services (Cartus)
Revenues decreased $3 million to $76 million and Operating EBITDA increased $3 million to $2 million for the three months ended March 31, 2019 compared with the same period in 2018.
Revenues decreased $3 million primarily as a result of a $2 million decrease in referral revenue due to lower volume.
Operating EBITDA increased $3 million primarily as a result of a $3 million decrease in employee related costs primarily due to cost savings initiatives, a $1 million net positive impact from foreign currency exchange rates on expenses, and a decrease in other expenses, partially offset by the $3 million decrease in revenues discussed above.
Title and Settlement Services (TRG)
Revenues decreased $6 million to $114 million and Operating EBITDA decreased $3 million to negative $9 million for the three months ended March 31, 2019 compared with the same period in 2018.
Revenues decreased $6 million as a result of a $7 million decrease in resale revenue due to a decrease in resale units, as well as a $1 million decrease in refinancing revenue due to an overall decrease in activity in the refinance market, partially offset by a $3 million increase in underwriter revenue due to an increase of underwriter premiums as a result of a shift in mix to unaffiliated agents.
Operating EBITDA decreased $3 million as a result of the $6 million decrease in revenues discussed above and an increase of $2 million in costs primarily due to an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis. The decreases were partially offset by a $3 million increase in earnings from the equity investments related to Guaranteed Rate Affinity and a $1 million decrease in other operating expenses.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2019	December 31, 2018	Change
Total assets	$7,811	$7,290	$521
Total liabilities	5,622	4,975	647
Total equity	2,189	2,315	(126)
For the three months ended March 31, 2019, total assets increased $521 million primarily due to the addition of $544 million of operating lease assets to the balance sheet as a result of the adoption of the new leasing standard and an $18 million increase in cash and cash equivalents. Total asset increases were partially offset by a $25 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization, a $10 million decrease in restricted cash and a $6 million decrease in other current assets.
Total liabilities increased $647 million primarily due to the addition of $603 million of operating lease liabilities to the balance sheet as a result of the adoption of the new leasing standard, a $227 million increase in corporate debt primarily due to the issuance of $550 million of 9.375% Senior Notes and additional borrowings under the Revolving Credit Facility, partially offset by the redemption of all of the Company's outstanding $450 million 4.50% Senior Notes, and a $7 million increase in accounts payable. Total liability increases were partially offset by a $55 million decrease in accrued expenses and other current liabilities primarily due to the payment of annual bonuses in the first quarter of 2019, a $54 million decrease in other non-current liabilities primarily due to the reclassification of deferred rent liabilities which were credited against operating lease assets on transition as a result of the adoption of the new leasing standard, a $44 million decrease in securitization obligations and a $37 million decrease in deferred tax liabilities.
Total equity decreased $126 million primarily due to a net loss of $99 million for the three months ended March 31, 2019 and a $28 million decrease in additional paid in capital, related to the Company's repurchase of $20 million of common stock and $10 million of dividend payments partially offset by stock-based compensation activity of $2 million.
Liquidity and Capital Resources
Our primary liquidity needs have been to service our debt, finance our working capital and capital expenditures and pay dividends and acquire stock under our share repurchase program, which we have historically satisfied with cash flows from operations and funds available under our Revolving Credit Facility and securitization facilities. The Company expects to prioritize investing in its business and reducing indebtedness over other potential uses of cash until it is able to reduce its consolidated leverage ratio (as defined in the indenture governing the 9.375% Senior Notes) to below 4.00 to 1.00, although the Company currently anticipates continuing its quarterly cash dividend. Accordingly, during this period, the Company will not repurchase common stock pursuant to its existing share repurchase programs.
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
Our liquidity position continues to be impacted by our interest expense and would be adversely impacted by continued worsening or stagnation of the residential real estate market or a significant increase in LIBOR or ABR.
In March 2019, the Company issued $550 million of 9.375% Senior Notes due in April 2027. We used $540 million of the net proceeds to repay a portion of outstanding borrowings under our Revolving Credit Facility. In February 2019, the Company had used borrowings under its Revolving Credit Facility and cash on hand to fund the redemption of all of its outstanding $450 million 4.50% Senior Notes. The covenants in the indenture governing the 9.375% Senior Notes are substantially similar to the covenants in the indentures governing the 5.250% Senior Notes and the 4.785% Senior Notes, with certain exceptions, including changes relating to the Company’s ability to make restricted payments, including its ability to repurchase shares and make dividend payments in excess of $45 million per calendar year until the Company's consolidated leverage ratio is below 4.00 to 1.00.
In addition, we are required to pay quarterly amortization payments for the Term Loan B and Term Loan A facilities. Remaining payments for 2019 total $14 million and $8 million for the Term Loan A and Term Loan B facilities, respectively and we expect payments for 2020 to total $33 million and $11 million for the Term Loan A and Term Loan B facilities, respectively.
Beginning in August 2016, we initiated and paid a quarterly cash dividend of $0.09 per share and paid $0.09 per share cash dividends in every subsequent quarter. During the first quarter of 2019, we returned $10 million to stockholders through the dividend payments.
In February 2019, the Company's Board of Directors authorized a new share repurchase program of up to $175 million of the Company’s common stock which was incremental to the remaining capacity authorized under the February 2018 share repurchase program. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors, including the restrictions contained in the indenture governing the 9.375% Senior Notes, which prohibit such repurchases until the consolidated leverage ratio falls below 4.00 to 1.00 and then (unless that ratio falls below 3.00 to 1.00) only to the extent of available cumulative credit, as defined under the indenture governing the 9.375% Senior Notes. The repurchase programs have no time limit and may be suspended or discontinued at any time.
As of March 31, 2019, the Company has repurchased and retired 35.5 million shares of common stock for an aggregate of $896 million under the share repurchase programs at a weighted average market price of $25.22 per share. Included in the 35.5 million shares of common stock repurchased to date, the Company repurchased 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share during the first quarter of 2019. As of March 31, 2019, $204 million remained available for repurchase under the share repurchase programs.
We have not repurchased any shares under the share repurchase programs since February 2019.
The timing, frequency or amounts of any dividends or share repurchases in the future will be subject to the discretion of the Company's Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Senior Secured Credit Agreement, Term Loan A Agreement, and the indentures governing the Unsecured Notes, capital requirements and other factors that the Board of Directors deems relevant.

We may also from time to time seek to repurchase our outstanding Unsecured Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
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
If the residential real estate market or the economy as a whole does not improve or continues to weaken, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
Cash Flows
At March 31, 2019, we had $246 million of cash, cash equivalents and restricted cash, an increase of $8 million compared to the balance of $238 million at December 31, 2018. The following table summarizes our cash flows for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$(103)	$(130)	$27
Investing activities	(23)	(9)	(14)
Financing activities	134	93	41
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$8	$(46)	$54
For the three months ended March 31, 2019, $27 million less cash was used in operating activities compared to the same period in 2018. The change was principally due to $34 million more cash provided by the net change in relocation and trade receivables, $11 million less cash used for accounts payable, accrued expenses and other liabilities and $6 million less cash used for other assets, partially offset by $26 million more cash used in operating results.
For the three months ended March 31, 2019, we used $14 million more cash for investing activities compared to the same period in 2018 primarily due to the absence in 2019 of $19 million of net cash proceeds received from the dissolution of our interest in PHH Home Loans which occurred in 2018.
For the three months ended March 31, 2019, $134 million of cash was provided by financing activities compared to $93 million of cash provided during the same period in 2018. For the three months ended March 31, 2019, $134 million of cash was provided by:

•	$140 million of additional borrowings under the Revolving Credit Facility; and

•
$93 million of cash received as a result of the refinancing transactions in the first quarter of 2019 related to $550 million of proceeds received from issuance of 9.375% Senior Notes, partially offset by $450 million cash used for the redemption of 4.50% Senior Notes and $7 million of debt issuance costs;

partially offset by,

•	a $45 million net decrease in securitization borrowings;

•	$20 million for the repurchase of our common stock;

•	$10 million of dividend payments;

•	$7 million of quarterly amortization payments on the term loan facilities;

•	$6 million of tax payments related to net share settlement for stock-based compensation; and

•	$5 million of other financing payments primarily related to finance leases.
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
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of March 31, 2019.
Issuance of $550 million of 9.375% Senior Notes, Redemption of $450 million of 4.50% Senior Notes and Increase in Borrowing Capacity under the Revolving Credit Facility
In March 2019, the Company issued $550 million of 9.375% Senior Notes due in April 2027. We used $540 million of the net proceeds to repay a portion of the outstanding borrowings under our Revolving Credit Facility. In February 2019, the Company used borrowings under its Revolving Credit Facility and cash on hand to fund the redemption of all of its outstanding $450 million 4.50% Senior Notes.
In March 2019, the Company entered into an amendment to the Senior Secured Credit Agreement that provided for an incremental revolving facility commitment of $25 million increasing the borrowing capacity under the Revolving Credit Facility to $1,425 million.
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
Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures
The Senior Secured Credit Agreement, Term Loan A Agreement, the Unsecured Letter of Credit Facility and the indentures governing the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:

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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the Senior Secured Credit Agreement and Term Loan A Agreement require us to maintain a senior secured leverage ratio. We are further restricted under the indenture governing the 9.375% Senior Notes from making restricted payments, including repurchasing shares of our common stock or issuing dividends in excess of $45 million per calendar year for so long as our consolidated leverage ratio is equal to or greater than 4.0 to 1.0 and then (unless that ratio falls below 3:00 to 1:00) only to the extent of available cumulative credit, as defined under the indenture governing the 9.375% Senior Notes.
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2019.
A reconciliation of net income (loss) attributable to Realogy Group to Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended March 31, 2019 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2018	March 31, 2018	December 31, 2018	March 31, 2019	March 31, 2019
Net income (loss) attributable to Realogy Group (a)	$137	$(67)	$204	$(99)	$105
Income tax expense (benefit)	65	(19)	84	(35)	49
Income (loss) before income taxes	202	(86)	288	(134)	154
Depreciation and amortization (b)	197	50	147	49	196
Interest expense, net	190	33	157	63	220
Restructuring costs, net	58	30	28	12	40
Lease asset impairment	—	—	—	1	1
Former parent legacy cost, net	4	—	4	—	4
Loss on the early extinguishment of debt	7	7	—	5	5
Operating EBITDA (c)	658	34	624	(4)	620
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (d)					23
Non-cash charges (e)					40
Pro forma effect of acquisitions and new franchisees (f)					4
Incremental securitization interest costs (g)					3
EBITDA as defined by the Senior Secured Credit Agreement					$690
Total senior secured net debt (h)					$2,096
Senior secured leverage ratio					3.04	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $123 million for the second quarter of 2018, (ii) income of $103 million for the third quarter of 2018, (iii) loss of $22 million for the fourth quarter of 2018 and (iv) a loss of $99 million for the first quarter of 2019.

(b)
Depreciation and amortization for the year ended December 31, 2018 and the first quarter of 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statements of Operations during those periods.

(c)
Operating EBITDA consists of: (i) $276 million the second quarter of 2018, (ii) $242 million for the third quarter of 2018, (iii) $106 million for the fourth quarter of 2018 and (iv) negative $4 million for the first quarter of 2019.

(d)	Represents the four-quarter pro forma effect of business optimization initiatives.

(e)	Represents the elimination of non-cash expenses including $39 million of stock-based compensation expense and $1 million of other items for the four-quarter period ended March 31, 2019.

(f)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on April 1, 2018. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2018.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the four-quarter period ended March 31, 2019.

(h)
Represents total borrowings under the senior secured credit facilities and borrowings secured by a first priority lien on our assets of $2,208 million plus $32 million of finance lease obligations less $144 million of readily available cash as of March 31, 2019. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

Consolidated Leverage Ratio applicable to our 9.375% Senior Notes
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt by the trailing four quarter EBITDA. EBITDA, as defined in the indenture governing the 9.375% Senior Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indenture is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
The consolidated leverage ratio under the indenture governing the 9.375% Senior Notes for the four-quarter period ended March 31, 2019 is set forth in the following table:

	As of March 31, 2019
Revolver	$410
Term Loan A	731
Term Loan B	1,067
5.25% Senior Notes	550
4.875% Senior Notes	500
9.375% Senior Notes	550
Finance lease obligations	32
Corporate Debt (excluding securitizations)	3,840
Less: Cash and cash equivalents	243
Net Corporate Debt (excluding securitizations)	3,597
Less: Seasonality adjustment (a)	200
Net debt under the indenture governing the 9.375% Senior Notes due 2027	$3,397

EBITDA as defined under the indenture governing the 9.375% Senior Notes due 2027 (b)	$690

Consolidated leverage ratio under the indenture governing the 9.375% Senior Notes due 2027	4.9	x
_______________

(a)
The indenture governing the 9.375% Senior Notes provides for a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31. Without this seasonality adjustment, the ratio would have been 5.2x for the quarter ended March 31, 2019.

(b)
As set forth in the immediately preceding table, for the four-quarter period ended March 31, 2019, EBITDA, as defined under the indenture governing the 9.375% Senior Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.

See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility", "—Term Loan A Facility" and "—Unsecured Notes" to the Condensed Consolidated Financial Statements for additional information.
At March 31, 2019, the amount of cumulative credit available under the 9.375% Senior Notes was negative $69 million.

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
Contractual Obligations
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "—Unsecured Notes", to the Condensed Consolidated Financial Statements included elsewhere in this Report for a description of the Company's debt transactions which occurred during the first quarter of 2019. Other than the Company's debt transactions as described in Note 5, the Company's future contractual obligations as of March 31, 2019 have not changed materially from the amounts reported in our 2018 Form 10-K.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2018, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Impairment of goodwill and other indefinite-lived intangible assets
The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $3,712 million and $767 million, respectively, at March 31, 2019 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated using a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
Based upon the impairment analysis performed in the fourth quarter of 2018, there was no impairment of goodwill or other indefinite-lived intangible assets for 2018 and we do not believe there have been any events or changes in circumstances in the first quarter of 2019 that would require reassessment. However, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets or divestitures may have a negative effect on the fair values.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2019, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2019, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,208 million, which excludes $187 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at March 31, 2019 was 4.75%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2019 senior secured leverage ratio, the LIBOR margin was 2.25%. At March 31, 2019, the one-month LIBOR rate was 2.50%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $6 million impact on our annual interest expense.

As of March 31, 2019, we had interest rate swaps with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our $2,208 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$600	August 2015	August 2020
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had an asset of $1 million and a liability of $26 million for the fair value of the interest rate swaps at March 31, 2019.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $12 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2019 and for the three-month periods ended March 31, 2019 and 2018 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated May 2, 2019, are included on pages 3 and 4.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 9, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q for additional information on the Company's legal proceedings, including a description of the matters captioned Whitlach v. Premier Valley, Inc. d/b/a Century 21 M&M and Century 21 Real Estate LLC; Fenley v. Realogy Franchise Group LLC, Sotheby’s International Realty, Inc., Wish Properties, Inc. and DOES 1-100; Moehrl v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc. and Keller Williams Realty, Inc.; Sawbill Strategic, Inc. v. The National Association of Realtors, Homeservices of America, Inc., Keller Williams Realty, Inc., Realogy Holdings Corp., and RE/MAX Holdings, Inc. and Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc.
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
For example, there is active worker classification litigation in numerous jurisdictions against a variety of industries—now including residential real estate brokerages in multiple states, including California and New Jersey—where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. This type of litigation has been particularly prolific in California since the California Supreme Court adopted worker classification standards in the second quarter of 2018 that are significantly more restrictive than those historically used in wage and hour cases. The California State Legislature is currently considering legislation that, if adopted, would codify the judicial test adopted by the California Supreme Court into statutory law, subject to alternate provisions that would be applicable to certain classes of workers and that may be less restrictive. There can be no assurances as to whether the California State Legislature will ultimately adopt such legislation in the current form, or at all, or if adopted, that such legislation would include alternate provisions for some or all independent real estate sales agents or that the Company would be able to satisfy any such alternative worker classification tests established by the California courts or legislature applicable to such independent real estate sales agents.
For a summary of legal proceedings initiated in California against wholly-owned subsidiary franchisors of the Company and affiliated franchisees alleging worker misclassification, see Note 9, "Commitments and Contingencies—Litigation", in this report.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

(c)	The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Programs (1)
January 2019	871,292	$17.06	871,292	$33,899,228
February 2019	290,850	$17.67	290,850	$203,759,909
March 2019	—	$0.00	—	$203,759,909
_______________

(1)
In February 2019, the Board authorized a new share repurchase program of up to $175 million of the Company's common stock, which was incremental to the remaining capacity authorized under the February 2018 share repurchase program. Repurchases under each program may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors, including the restrictions contained in the indenture governing the 9.375% Senior Notes, which prohibit such repurchases until the consolidated leverage ratio falls below 4.00 to 1.00 and then (unless that ratio falls below 3.00 to 1.00) only to the extent of available cumulative credit, as defined under the indenture governing the 9.375% Senior Notes due 2027. The repurchase programs have no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

The Company expects to prioritize investing in its business and reducing indebtedness over other potential uses of cash until it is able to reduce its consolidated leverage ratio (as defined in the indenture governing the 9.375% Senior Notes) to below 4.00 to 1.00. Accordingly, during this period, the Company will not repurchase common stock pursuant to its existing share repurchase programs. See "Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for additional information.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 2, 2019
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: May 2, 2019
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

3.2
Fifth Amended and Restated Bylaws of Realogy Holdings Corp., as adopted by the Board of Directors, effective February 23, 2019 (Incorporated by reference to Exhibit 3.2 to the Registrants' Form 10-K for the year ended December 31, 2018).

4.1
Indenture, dated as of March 29, 2019, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 9.375% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.1 to the Registrants' Current Report on Form 8-K filed on March 29, 2019).

4.2
Form of 9.375% Senior Notes due 2027 (included in the 9.375% Senior Note Indenture (included in the 9.375% Senior Note Indenture filed as Exhibit 4.1 to the Registrants' Form 8-K filed on March 29, 2019).

10.1
2019 Incremental Assumption Agreement, dated as of March 27, 2019, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the financial institution party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 29, 2019).

10.2
Letter Agreement dated February 23, 2019 between Realogy Holdings Corp. and Donald J. Casey (Incorporated by reference to Exhibit 10.72 to the Registrants' Form 10-K for the year ended December 31, 2018).

10.3
Letter Agreement dated February 28, 2019 between Realogy Holdings Corp. and Charlotte Simonelli (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on March 11, 2019).

10.4*	Letter Agreement dated February 23, 2019 between Realogy Holdings Corp. and Marilyn J. Wasser.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.