Form 10-Q
period 2019-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2019-08-08
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 114,323,679 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of August 6, 2019.
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

•	the impact of increased competition in the industry and for the affiliation of independent sales agents on our results of operations and market share, including competition from:

◦	real estate brokerages, including those seeking to disrupt historic real estate brokerage models;

◦	other industry participants seeking to eliminate brokers or agents from, or minimize the role they play in, the homesale transaction; and

◦	other industry participants otherwise competing for a portion of gross commission income;

•	continuing pressure on the share of gross commission income paid by our company owned brokerages and affiliated franchisees to affiliated independent sales agents and independent sales agent teams;

•	our inability to successfully develop or procure technology that supports our strategy to grow the base of independent sales agents at our company owned and franchisee real estate brokerages;

•	our geographic and high-end market concentration, including the heightened competition for independent sales agents in those geographies and price points;

•
our inability to enter into franchise agreements with new franchisees or renew existing franchise agreements at current contractual royalty rates without increasing the amount and prevalence of sales incentives;

•	the lack of revenue growth or declining profitability of our franchisees and company owned brokerage operations or declines in other revenue streams, such as third-party listing fees;

•	negative industry or business trends (including further declines in our market capitalization) may have an impact on our valuation of goodwill and intangibles;

•
the loss of a significant affinity client or multiple significant relocation clients or changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits and/or increasing competition in corporate relocation;

•	an increase in the experienced claims losses of our title underwriter;

•
our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (2) privacy or data security laws and regulations, (3) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws and (4) antitrust laws and regulations;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of June 30, 2019, and the related condensed consolidated statements of operations, and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, equity, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 8, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of June 30, 2019, and the related condensed consolidated statements of operations, and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2019 and 2018, and of cash flows for the six-month periods ended June 30, 2019 and 2018, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2018, and the related consolidated statements of operations, comprehensive income, and of cash flows for the year then ended (not presented herein), and in our report dated February 26, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2018, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 8, 2019

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues
Gross commission income	$1,310	$1,388	$2,109	$2,290
Service revenue	253	263	441	460
Franchise fees	112	114	182	193
Other	60	55	117	106
Net revenues	1,735	1,820	2,849	3,049
Expenses
Commission and other agent-related costs	955	1,009	1,530	1,654
Operating	390	392	770	784
Marketing	69	69	138	136
General and administrative	82	75	177	164
Restructuring costs, net	9	6	21	36
Impairment	2	—	3	—
Depreciation and amortization	50	49	99	97
Interest expense, net	81	46	144	79
Loss on the early extinguishment of debt	—	—	5	7
Total expenses	1,638	1,646	2,887	2,957
Income (loss) before income taxes, equity in (earnings) losses and noncontrolling interests	97	174	(38)	92
Income tax expense (benefit)	34	52	(1)	33
Equity in (earnings) losses of unconsolidated entities	(7)	(2)	(8)	2
Net income (loss)	70	124	(29)	57
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$69	$123	$(30)	$56

Earnings (loss) per share attributable to Realogy Holdings:
Basic earnings (loss) per share	$0.60	$0.97	$(0.26)	$0.44
Diluted earnings (loss) per share	$0.60	$0.96	$(0.26)	$0.43
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	114.3	126.5	114.1	128.4
Diluted	114.9	127.6	114.1	129.7

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income (loss)	$70	$124	$(29)	$57
Currency translation adjustment	(1)	(3)	—	(2)
Defined benefit pension plan - amortization of actuarial loss to periodic pension cost	—	—	1	1
Other comprehensive (loss) income, before tax	(1)	(3)	1	(1)
Income tax expense related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive (loss) income, net of tax	(1)	(3)	1	(1)
Comprehensive income (loss)	69	121	(28)	56
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$68	$120	$(29)	$55

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$270	$225
Restricted cash	8	13
Trade receivables (net of allowance for doubtful accounts of $12 and $9)	185	146
Relocation receivables	290	231
Other current assets	157	153
Total current assets	910	768
Property and equipment, net	311	304
Operating lease assets, net	536	—
Goodwill	3,712	3,712
Trademarks	749	749
Franchise agreements, net	1,193	1,227
Other intangibles, net	240	254
Other non-current assets	303	276
Total assets	$7,954	$7,290
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$198	$147
Securitization obligations	204	231
Current portion of long-term debt	364	748
Current portion of operating lease liabilities	131	—
Accrued expenses and other current liabilities	383	401
Total current liabilities	1,280	1,527
Long-term debt	3,325	2,800
Long-term operating lease liabilities	465	—
Deferred income taxes	385	389
Other non-current liabilities	246	259
Total liabilities	5,701	4,975
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2019 and December 31, 2018	—	—
Realogy Holdings common stock: $.01 par value; 400,000,000 shares authorized, 114,303,786 shares issued and outstanding at June 30, 2019 and 114,620,499 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	4,837	4,869
Accumulated deficit	(2,537)	(2,507)
Accumulated other comprehensive loss	(51)	(52)
Total stockholders' equity	2,250	2,311
Noncontrolling interests	3	4
Total equity	2,253	2,315
Total liabilities and equity	$7,954	$7,290

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Operating Activities
Net (loss) income	$(29)	$57
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	99	97
Deferred income taxes	(4)	22
Impairment	3	—
Amortization of deferred financing costs and debt discount	5	7
Loss on the early extinguishment of debt	5	7
Equity in (earnings) losses of unconsolidated entities	(8)	2
Stock-based compensation	15	21
Mark-to-market adjustments on derivatives	38	(13)
Other adjustments to net (loss) income	(3)	1
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(38)	(44)
Relocation receivables	(59)	(114)
Other assets	(9)	(18)
Accounts payable, accrued expenses and other liabilities	41	(13)
Dividends received from unconsolidated entities	1	1
Other, net	(1)	(4)
Net cash provided by operating activities	56	9
Investing Activities
Property and equipment additions	(54)	(49)
Payments for acquisitions, net of cash acquired	(1)	(1)
Investment in unconsolidated entities	(10)	(15)
Proceeds from investments in unconsolidated entities	—	19
Other, net	3	1
Net cash used in investing activities	(62)	(45)
Financing Activities
Net change in Revolving Credit Facility	60	242
Payments for refinancing of Term Loan B	—	(4)
Proceeds from refinancing of Term Loan A & A-1	—	17
Proceeds from issuance of Senior Notes	550	—
Redemption of Senior Notes	(450)	—
Amortization payments on term loan facilities	(15)	(10)
Net change in securitization obligations	(27)	67
Debt issuance costs	(9)	(16)
Cash paid for fees associated with early extinguishment of debt	(4)	—
Repurchase of common stock	(20)	(200)
Dividends paid on common stock	(21)	(23)
Taxes paid related to net share settlement for stock-based compensation	(6)	(10)
Payments of contingent consideration related to acquisitions	(2)	(4)
Other, net	(10)	(17)
Net cash provided by financing activities	46	42
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net increase in cash, cash equivalents and restricted cash	40	5
Cash, cash equivalents and restricted cash, beginning of period	238	234
Cash, cash equivalents and restricted cash, end of period	$278	$239
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4 for both periods presented)	$99	$87
Income tax payments, net	6	8

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of June 30, 2019 and the results of operations and comprehensive income for the three and six months ended June 30, 2019 and 2018 and cash flows for the six months ended June 30, 2019 and 2018. The Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table summarizes fair value measurements by level at June 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$2	$—	$—	$2
Interest rate swaps (included in other non-current liabilities)	—	48	—	48
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	5	5
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2018	$10
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(3)
Changes in fair value (reflected in General and administrative expenses)	(2)
Fair value of contingent consideration at June 30, 2019	$5

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2019		December 31, 2018
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$330	$330	$270	$270
Term Loan B	1,064	990	1,069	1,010
Term Loan A Facility:
Term Loan A	727	707	736	707
4.50% Senior Notes	—	—	450	447
5.25% Senior Notes	550	533	550	524
4.875% Senior Notes	500	451	500	434
9.375% Senior Notes	550	482	—	—
Securitization obligations	204	204	231	231
_______________

(a)	The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At June 30, 2019 and December 31, 2018, the Company had various equity method investments aggregating $60 million and $51 million, respectively, which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The investment balances at June 30, 2019 and December 31, 2018 included $52 million and $43 million, respectively, for the Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity").
For the three months ended June 30, 2019 and 2018, the Company recorded equity earnings of $7 million and $2 million, respectively, at the Title and Settlement Services segment. For the six months ended June 30, 2019 and 2018, the Company recorded equity earnings of $8 million and equity losses of $2 million, respectively, at the Title and Settlement Services segment.
The Company received $1 million in cash dividends from equity method investments during both the six months ended June 30, 2019 and 2018. The Company invested $2 million and $4 million of cash into Guaranteed Rate Affinity during the six months ended June 30, 2019 and 2018, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was an expense of $34 million and $52 million for the three months ended June 30, 2019 and 2018, respectively, and a benefit of $1 million and an expense of $33 million for the six months ended June 30, 2019 and 2018, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Swiss Franc, British Pound, Euro and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of June 30, 2019, the Company had outstanding foreign currency forward contracts in an asset position with a fair value of less than $1 million and a notional value of $28 million. As of December 31, 2018, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of less than $1 million and a notional value of $27 million.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of June 30, 2019, the Company had interest rate swaps with an aggregate notional value of $1,600 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swap contracts	Other non-current assets	$—	$6
	Other non-current liabilities	48	16

The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2019	2018	2019	2018
Interest rate swap contracts	Interest expense	$24	$—	$38	$(12)
Foreign exchange contracts	Operating expense	—	(1)	—	(1)

Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $8 million and $13 million at June 30, 2019 and December 31, 2018, respectively.
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

	Three Months Ended June 30,
	Real Estate Franchise Services		Company Owned Brokerage Services		Relocation Services		Title & Settlement Services		Corporate and Other		Total Company
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross commission income (a)	$—	$—	$1,310	$1,388	$—	$—	$—	$—	$—	$—	$1,310	$1,388
Service revenue (b)	—	—	3	2	96	104	154	157	—	—	253	263
Franchise fees (c)	196	203	—	—	—	—	—	—	(84)	(89)	112	114
Other (d)	38	34	18	18	1	1	6	5	(3)	(3)	60	55
Net revenues	$234	$237	$1,331	$1,408	$97	$105	$160	$162	$(87)	$(92)	$1,735	$1,820

	Six Months Ended June 30,
	Real Estate Franchise Services		Company Owned Brokerage Services		Relocation Services		Title & Settlement Services		Corporate and Other		Total Company
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross commission income (a)	$—	$—	$2,109	$2,290	$—	$—	$—	$—	$—	$—	$2,109	$2,290
Service revenue (b)	—	—	5	4	171	182	265	274	—	—	441	460
Franchise fees (c)	319	342	—	—	—	—	—	—	(137)	(149)	182	193
Other (d)	78	71	33	31	2	2	9	8	(5)	(6)	117	106
Net revenues	$397	$413	$2,147	$2,325	$173	$184	$274	$282	$(142)	$(155)	$2,849	$3,049

______________

(a)	Consists primarily of revenues related to gross commission income at the Company Owned Brokerage Services segment which is recognized at a point in time at the closing of a homesale transaction.

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

The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2019	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2019
Real Estate Franchise Services:
Deferred area development fees (a)	$54	$1	$(5)	$50
Deferred brand marketing fund fees (b)	12	46	(52)	6
Other deferred income related to revenue contracts	12	17	(21)	8
Total Real Estate Franchise Services	78	64	(78)	64
Company Owned Real Estate Brokerage Services:
Advanced commissions related to development business (c)	10	1	(1)	10
Other deferred income related to revenue contracts	4	4	(4)	4
Total Company Owned Real Estate Brokerage Services	14	5	(5)	14
Relocation Services:
Deferred broker network fees (d)	—	9	(4)	5
Deferred outsourcing fees (e)	4	32	(30)	6
Other deferred income related to revenue contracts	5	14	(14)	5
Total Relocation Services	9	55	(48)	16
Total	$101	$124	$(131)	$94
_______________

(a)
The Company collects initial area development fees ("ADF") for international territory transactions, which are recorded as deferred revenue when received and recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination.

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

	Balance Sheet accounts prior to the new leasing standard adoption adjustments	Adjustments due to the adoption of the new leasing standard	Balance Sheet accounts after the new leasing standard adoption adjustments
ASSETS
Current assets:
Other current assets	$153	$(14)	$139
Total current assets	768	(14)	754
Operating lease assets, net	—	567	567
Other non-current assets	276	(1)	275
Total assets (a)	$7,290	$552	$7,842

LIABILITIES AND EQUITY
Current liabilities:
Current portion of operating lease liabilities	$—	$126	$126
Accrued expenses and other current liabilities	401	(12)	389
Total current liabilities	1,527	114	1,641
Long-term operating lease liabilities	—	500	500
Other non-current liabilities	259	(62)	197
Total liabilities	4,975	552	5,527
Total equity	2,315	—	2,315
Total liabilities and equity	$7,290	$552	$7,842

_______________

(a)
The $552 million adjustment to Total assets due to the adoption of the new leasing standard consists of $414 million at the Company Owned Brokerage Services segment, $52 million at the Corporate and Other segment, $46 million at the Title and Settlement Services segment and $40 million at the Relocation Services Segment.

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
The Company's lease portfolio consists primarily of office space and equipment. The Company has approximately 1,000 real estate leases with lease terms ranging from less than 1 year to 17 years and includes the Company's brokerage sales offices, regional and branch offices for our title and relocation businesses, corporate headquarters, regional headquarters, and facilities serving as local administration, training and storage. The Company's brokerage sales offices are generally located in shopping centers and small office parks, typically with lease terms of 1 year to 5 years. In addition, the Company has equipment leases which primarily consist of furniture, computers and other office equipment.
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. At lease commencement, the Company records a liability for its lease obligation measured at the present value of future lease payments and a right-of-use asset equal to the lease liability adjusted for prepayments and lease incentives. The Company uses its collateralized incremental borrowing rate to calculate the present value of lease liabilities as most of its leases do not provide an implicit rate that is readily determinable. The Company does not recognize a lease obligation and right-of-use asset on its balance sheet for any leases with an initial term of 12 months or less. Some real estate leases include one or more options to renew or terminate a lease. The exercise of a lease renewal or termination option is assessed at commencement of the lease and only reflected in the lease term if the Company is reasonably certain to exercise the option. The Company has lease agreements that contain both lease and non-lease components, such as common area maintenance fees, and has made a policy election to combine both fixed lease and non-lease components in total gross rent for all of its leases. Expense for operating leases is recognized on a straight-line basis over the lease term.
Supplemental balance sheet information related to the Company's leases was as follows:

Lease Type	Balance Sheet Classification	June 30, 2019
Assets:
Operating lease assets	Operating lease assets, net	$536
Finance lease assets (1)	Property and equipment, net	39
Total lease assets, net		$575

Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$131
Finance lease liabilities	Accrued expenses and other current liabilities	12
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	465
Finance lease liabilities	Other non-current liabilities	21
Total lease liabilities		$629

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		5.6
Finance leases		3.3

Weighted average discount rate:
Operating leases		5.3%
Finance leases		4.0%
_______________

(1)	Finance lease assets are recorded net of accumulated amortization of $35 million.

As of June 30, 2019, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
Remaining 2019	$77	$6	$83
2020	156	11	167
2021	126	9	135
2022	100	6	106
2023	74	2	76
Thereafter	162	1	163
Total lease payments	695	35	730
Less: Interest	99	2	101
Present value of lease liabilities	$596	$33	$629

As previously disclosed in our 2018 Annual Report on Form 10-K and under historical lease accounting guidance, future minimum lease payments for noncancelable operating leases as of December 31, 2018 were as follows:

Year	As of December 31, 2018
2019	$165
2020	144
2021	120
2022	95
2023	79
Thereafter	196
Total	$799

Supplemental income statement information related to the Company's leases is as follows:

	Three Months Ended	Six Months Ended
Lease Costs	June 30, 2019	June 30, 2019
Operating lease costs	$41	$83
Finance lease costs:
Amortization of leased assets	4	7
Interest on lease liabilities	1	1
Other lease costs (1)	6	13
Impairment loss	1	2
Less: Sublease income, gross	—	1
Net lease cost	$53	$105
_______________

(1)	Primarily consists of variable lease costs.
Supplemental cash flow information related to leases was as follows:

Six Months Ended
June 30, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$83
Operating cash flows from finance leases	1
Financing cash flows from finance leases	8

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$43
Finance leases	9

Significant non-cash transactions included finance lease additions of $8 million for the six months ended June 30, 2018, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.

3.	INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Gross goodwill as of December 31, 2018	$3,315	$1,064	$641	$478	$5,498
Accumulated impairment losses	(1,023)	(158)	(281)	(324)	(1,786)
Balance at December 31, 2018	2,292	906	360	154	3,712
Goodwill acquired	—	—	—	—	—
Balance at June 30, 2019	$2,292	$906	$360	$154	$3,712

Intangible assets are as follows:

	As of June 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$826	$1,193	$2,019	$792	$1,227
Indefinite life—Trademarks (b)	$749		$749	$749		$749
Other Intangibles
Amortizable—License agreements (c)	$45	$11	$34	$45	$11	$34
Amortizable—Customer relationships (d)	549	371	178	549	359	190
Indefinite life—Title plant shares (e)	19		19	18		18
Amortizable—Other (f)	33	24	9	33	21	12
Total Other Intangibles	$646	$406	$240	$645	$391	$254

_______________

(a)	Generally amortized over a period of 30 years.

(b)	Primarily related to real estate franchise brands and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.

(c)	Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).

(d)
Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment and our Company Owned Real Estate Brokerage Services segment. These relationships are being amortized over a period of 2 to 20 years.

(e)	Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.

(f)	Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Franchise agreements	$17	$17	$34	$34
Customer relationships	6	6	12	12
Other	1	1	2	3
Total	$24	$24	$48	$49

Based on the Company’s amortizable intangible assets as of June 30, 2019, the Company expects related amortization expense for the remainder of 2019, the four succeeding years and thereafter to be approximately $49 million, $95 million, $93 million, $92 million, $91 million and $994 million, respectively.

4.	ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2019	December 31, 2018
Accrued payroll and related employee costs	$111	$118
Accrued volume incentives	23	37
Accrued commissions	48	30
Restructuring accruals	13	15
Deferred income	55	59
Accrued interest	22	15
Current portion of finance/capital lease liabilities	12	12
Due to former parent	18	21
Other	81	94
Total accrued expenses and other current liabilities	$383	$401

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2019	December 31, 2018
Senior Secured Credit Facility:
Revolving Credit Facility	$330	$270
Term Loan B	1,049	1,053
Term Loan A Facility:
Term Loan A	723	732
4.50% Senior Notes	—	449
5.25% Senior Notes	548	547
4.875% Senior Notes	497	497
9.375% Senior Notes	542	—
Total Short-Term & Long-Term Debt	$3,689	$3,548
Securitization Obligations:
Apple Ridge Funding LLC	$193	$218
Cartus Financing Limited	11	13
Total Securitization Obligations	$204	$231

Indebtedness Table
As of June 30, 2019, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$330	$ *	$330
Term Loan B	(3)	February 2025	1,064	15	1,049
Term Loan A Facility:
Term Loan A	(4)	February 2023	727	4	723
Senior Notes	5.25%	December 2021	550	2	548
Senior Notes	4.875%	June 2023	500	3	497
Senior Notes	9.375%	April 2027	550	8	542
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2020	193	*	193
Cartus Financing Limited (7)		August 2019	11	*	11
Total (8)			$3,925	$32	$3,893

_______________

*	The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.

(1)
As of June 30, 2019, the Company had $1,425 million of borrowing capacity under its Revolving Credit Facility. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. In March 2019, the Company increased the borrowing capacity under its Revolving Credit Facility to $1,425 million from $1,400 million. On August 6, 2019, the Company had $265 million in outstanding borrowings under the Revolving Credit Facility.

(2)
Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2019 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2019.

(3)
The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)
The Term Loan A provides for quarterly amortization payments, which commenced on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2019.

(5)	Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.

(6)
In June 2019, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2020. As of June 30, 2019, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $57 million of available capacity.

(7)
Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of June 30, 2019, the Company had $19 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $8 million of available capacity.

(8)	Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $66 million with $58 million utilized at a weighted average rate of 3.33% at June 30, 2019.
Maturities Table
As of June 30, 2019, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2019 and each of the next four years is as follows:

Year	Amount
Remaining 2019 (a)	$344
2020	44
2021	612
2022	81
2023	1,075
_______________

(a)
Remaining 2019 includes amortization payments totaling $9 million and $5 million for the Term Loan A and Term Loan B facilities, respectively, as well as $330 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $364 million shown on the condensed consolidated balance sheet consists of four quarters of amortization payments totaling $23 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $330 million of revolver borrowings under the Revolving Credit Facility.

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

On March 27, 2019, Realogy Group entered into an incremental assumption agreement to the Senior Secured Credit Agreement that provided for an incremental revolving facility commitment of $25 million, increasing the borrowing capacity under the Revolving Credit Facility to $1,425 million.
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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At June 30, 2019, Realogy Group was in compliance with the senior secured leverage ratio covenant.
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
The indentures governing the Unsecured Notes contain various negative covenants that limit Realogy Group's and its restricted subsidiaries’ ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants include limitations on Realogy Group's and its restricted subsidiaries’ ability to (a) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, (b) pay dividends or make distributions to their stockholders, (c) repurchase or redeem capital stock, (d) make investments or acquisitions, (e) incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments to Realogy Group, (f) enter into transactions with affiliates, (g) create liens, (h) merge or consolidate with other companies or transfer all or substantially all of their assets, (i) transfer or sell assets, including capital stock of subsidiaries and (j) prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes.
The covenants in the indenture governing the 9.375% Senior Notes are substantially similar to the covenants in the indentures governing the other Unsecured Notes, with certain exceptions, including several changes relating to Realogy Group’s ability to make restricted payments, and, in particular, its ability to repurchase shares and pay dividends. Specifically, (a) the cumulative credit basket for restricted payments (i) was reset to zero and builds from January 1, 2019, (ii) builds at 25% of Consolidated Net Income (as defined in the indenture governing the 9.375% Senior Notes) when the consolidated leverage ratio (as defined below) is equal to or greater than 4.0 to 1.0 (and 50% of Consolidated Net Income when it is less than 4.0 to 1.0) and, consistent with the indentures governing the other Unsecured Notes, is reduced by 100% of the deficit when Consolidated Net Income is a deficit and (iii) may not be used when the consolidated leverage ratio is equal to or greater than 4.0 to 1.0; (b) the $100 million general restricted payment basket may be used only for Restricted Investments (as defined in the indenture governing the 9.375% Senior Notes); (c) the indenture governing the 9.375% Senior Notes requires the consolidated leverage ratio to be less than 3.0 to 1.0 to use the unlimited general restricted payment basket (which payments will reduce the cumulative credit basket, but not below zero); and (d) the indenture governing the 9.375% Senior Notes contains a new restricted payment basket that may be used for up to $45 million of dividends per calendar year.
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

Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company which expires in December 2019. At June 30, 2019, the capacity of the facility was $66 million, with $58 million being utilized and at December 31, 2018, the capacity was $66 million, with $63 million being utilized.
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
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2020. As of June 30, 2019, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $193 million being utilized.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility which expires in August 2019. As of June 30, 2019, there were $11 million of outstanding borrowings under the facilities. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $292 million and $238 million of underlying relocation receivables and other related relocation assets at June 30, 2019 and December 31, 2018, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million for both the three months ended June 30, 2019 and 2018 and $4 million for both the six months ended June 30, 2019 and 2018. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.4% and 3.7% for the six months ended June 30, 2019 and 2018, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transaction in February 2019, the Company recorded a loss on the early extinguishment of debt of $5 million during the six months ended June 30, 2019.

As a result of the refinancing transactions in February 2018, the Company recorded a loss on the early extinguishment of debt of $7 million and wrote off financing costs of $2 million to interest expense during the six months ended June 30, 2018.

6.	RESTRUCTURING COSTS
Restructuring charges were $9 million and $21 million for the three and six months ended June 30, 2019, respectively, and $6 million and $36 million for the three and six months ended June 30, 2018, respectively. The components of the restructuring charges for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Personnel-related costs (1)	$5	$3	$16	$17
Facility-related costs (2)	4	3	5	12
Internal use software impairment (3)	—	—	—	7
Total restructuring charges (4)	$9	$6	$21	$36
_______________

(1)	Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.

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

(4)
The three and six months ended June 30, 2019 include $9 million and $18 million, respectively, of expense related to the Facility and Operational Efficiencies Program and Leadership Realignment and zero and $3 million, respectively, of expense related to Other Restructuring Activities Program. Restructuring charges for three and six months ended June 30, 2018 relate to prior restructuring programs.

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
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs (1)	Total
Balance at December 31, 2018	$—	$—	$—
Restructuring charges	13	5	18
Costs paid or otherwise settled	(8)	(4)	(12)
Balance at June 30, 2019	$5	$1	$6

_______________

(1)
In addition, the Company incurred an additional $2 million related to lease asset impairments in connection with the Facility and Operational Efficiencies Program during the six months ended June 30, 2019.

The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$13	$13	$—
Facility-related costs (1)	41	5	36
Total	$54	$18	$36

_______________

(1)	Facility-related costs includes lease asset impairments expected to be incurred under the Facility and Operational Efficiencies Program.
The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$—	$—	$—
Company Owned Real Estate Brokerage Services	44	10	34
Relocation Services	4	4	—
Title and Settlement Services	1	1	—
Corporate and Other	5	3	2
Total	$54	$18	$36

Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan included senior leadership realignment, an enhanced focus on technology and talent, as well as further attention to office footprint and other operational efficiencies. The activities undertaken in connection with the restructuring plan are complete. At December 31, 2018, the remaining liability was $20 million. During the six months ended June 30, 2019, the Company incurred personnel-related costs of $3 million, paid or settled costs of $7 million and reclassified $5 million to offset related lease assets upon adoption of the new leasing standard, resulting in a remaining accrual of $11 million, primarily related to personnel and facility related liabilities.

7.	EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2019	114.2	$1	$4,841	$(2,606)	$(50)	$3	$2,189
Net Income	—	—	—	69	—	1	70
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	7	—	—	—	7
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Dividends declared ($0.09 per share)	—	—	(11)	—	—	(1)	(12)
Balance at June 30, 2019	114.3	$1	$4,837	$(2,537)	$(51)	$3	$2,253

	Three Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2018	128.8	$1	$5,179	$(2,711)	$(44)	$3	$2,428
Net Income	—	—	—	123	—	1	124
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Repurchase of common stock	(4.3)	—	(106)	—	—	—	(106)
Stock-based compensation	—	—	12	—	—	—	12
Issuance of shares for vesting of equity awards	0.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	(1)	—	—	—	(1)
Dividends declared ($0.09 per share)	—	—	(11)	—	—	(1)	(12)
Balance at June 30, 2018	124.6	$1	$5,073	$(2,588)	$(47)	$3	$2,442

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2018	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net Loss	—	—	—	(30)	—	1	(29)
Other comprehensive income	—	—	—	—	1	—	1
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	15	—	—	—	15
Issuance of shares for vesting of equity awards	1.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends declared ($0.18 per share)	—	—	(21)	—	—	(2)	(23)
Balance at June 30, 2019	114.3	$1	$4,837	$(2,537)	$(51)	$3	$2,253

	Six Months Ended June 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2017	131.6	$1	$5,285	$(2,631)	$(37)	$4	$2,622
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(13)	(9)	—	(22)
Net Income	—	—	—	56	—	1	57
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(7.8)	—	(200)	—	—	—	(200)
Stock-based compensation	—	—	21	—	—	—	21
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(10)	—	—	—	(10)
Dividends declared ($0.18 per share)	—	—	(23)	—	—	(2)	(25)
Balance at June 30, 2018	124.6	$1	$5,073	$(2,588)	$(47)	$3	$2,442

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
In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share. The Company did not repurchase any shares under the share repurchase programs during the second quarter of 2019. As of June 30, 2019, the Company had repurchased and retired 35.5 million shares of common stock for an aggregate of $896 million at a total weighted average market price of $25.22 per share. As of June 30, 2019, $204 million remained available for repurchase under the share repurchase programs.
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
Dividend Policy
In August 2016, the Company’s Board of Directors approved the initiation of a quarterly cash dividend policy of $0.09 per share on its common stock. The Board declared and paid a quarterly cash dividend of $0.09 per share on the Company’s common stock during both the first and second quarters of 2019.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2019	2018	2019	2018
Net income (loss) attributable to Realogy Holdings stockholders	$69	$123	$(30)	$56
Basic weighted average shares	114.3	126.5	114.1	128.4
Stock options, restricted stock units and performance share units (a)(b)	0.6	1.1	—	1.3
Weighted average diluted shares	114.9	127.6	114.1	129.7
Earnings (Loss) Per Share:
Basic	$0.60	$0.97	$(0.26)	$0.44
Diluted	$0.60	$0.96	$(0.26)	$0.43
_______________

(a)
The three months ended June 30, 2019 excludes 10.4 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three and six months ended June 30, 2018, respectively, exclude 7.3 million and 7.1 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.

(b)
The Company was in a net loss position for the six months ended June 30, 2019 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At June 30, 2019, the number of shares of common stock issuable for incentive equity awards, with performance awards based on the achievement of target amounts, was 11.0 million.

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

•	concerning other employment law matters, including other types of worker classification claims as well as wage and hour claims and retaliation claims;

•	concerning anti-trust and anti-competition matters;

•	that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;

•	by current or former franchisees that franchise agreements were breached including improper terminations;

•	concerning alleged RESPA or state real estate law violations;

•	concerning claims related to the Telephone Consumer Protection Act, including autodialer claims;

•
concerning claims generally against the company owned brokerage operations for negligence, misrepresentation or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services as well as other brokerage claims associated with listing information and property history;

•	related to copyright law, including infringement actions alleging improper use of copyrighted photographs on websites or in marketing materials without consent of the copyright holder;

•	concerning breach of obligations to make websites and other services accessible for consumers with disabilities;

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
Worker Classification Litigation
Whitlach v. Premier Valley, Inc. d/b/a Century 21 M&M and Century 21 Real Estate LLC (Superior Court of California, Alameda County). This was filed as a putative class action complaint on December 20, 2018 by plaintiff James Whitlach against Premier Valley Inc., a Century 21 Real Estate independently-owned franchisee doing business as Century 21 M&M (“Century 21 M&M”). The complaint also names Century 21 Real Estate LLC, a wholly-owned subsidiary of the Company and the franchisor of Century 21 Real Estate (“Century 21”), as an alleged joint employer of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents of both Century 21 M&M and Century 21 in California. The plaintiff alleges that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The complaint also asserts an unfair business practice claim based on the alleged violations described above.
On February 15, 2019, the plaintiff amended his complaint to assert claims pursuant to the California Private Attorneys General Act (“PAGA”). The PAGA claims included in the amended complaint are substantively similar to those asserted in the original complaint. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties. In April 2019, the defendants filed motions to compel arbitration of the non-PAGA claims, to stay the PAGA claims pending resolution of the arbitrable claims and to change venue. On June 5, 2019, the court dismissed the plaintiff’s non-PAGA claims without prejudice and withdrew the defendants’ motion to compel arbitration by stipulation of the parties. The plaintiff continues to pursue his PAGA claims as a representative of purported "aggrieved employees" as defined by PAGA. The plaintiff currently seeks, as the representative of all purported aggrieved employees, all non-individualized relief available to the purported aggrieved employees under PAGA, as well as attorneys’ fees.
Fenley v. Realogy Franchise Group LLC, Sotheby’s International Realty, Inc., Wish Properties, Inc. and DOES 1-100 (Superior Court of California, Kern County). This is a putative class action complaint filed on April 25, 2019 by plaintiff Elizabeth Fenley against Wish Properties, Inc, a Sotheby’s International Realty independently-owned franchisee doing business as Wish Sotheby’s International Realty (“Wish SIR”). The complaint also names Realogy Franchise Group LLC and Sotheby’s International Realty, Inc., wholly-owned subsidiaries of the Company, as alleged joint employers of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents in California affiliated with any Realogy Franchise Group brand. The plaintiff alleges that all defendants are jointly responsible for misclassifying Wish SIR’s agents as independent contractors and failed to reimburse for business expenses, provide accurate wage statements and pay wages timely, all in violation of the California Labor Code. The complaint also asserts an unfair business practice claim based on the violations previously described. The plaintiff seeks reimbursement of allegedly necessary expenses, liquidated damages, waiting time penalties, civil penalties, pre- and post-judgment interest, restitution, injunctive relief, and attorneys’ fees and costs. On July 26, 2019, Wish SIR filed a motion to compel arbitration and stay all legal proceedings pending conclusion of the arbitration. On the same day, Realogy Franchise Group LLC and Sotheby’s International Realty, Inc. filed their own motion to compel arbitration and a joinder in Wish SIR’s motion.
These cases raise various previously unlitigated claims and the PAGA claims in the Whitlach matter add additional litigation, financial and operating uncertainties. There are similar classification cases pending against several other brokerages in the state of California and developments in one or more of those cases could impact progress in these cases.

Real Estate Industry Litigation
Moehrl, Cole, Darnell, Nager, Ramey, Sawbill Strategic, Inc., Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). This amended putative class action complaint (the "amended Moehler complaint"), filed on June 14, 2019, (i) consolidates the Moehrl and Sawbill litigation reported in our Form 10-Q for the period ended March 31, 2019, (ii) adds certain plaintiffs and defendants, and (iii) serves as a response to the separate motions to dismiss filed on May 17, 2019 in the prior Moehrl litigation by each of NAR and the Company (along with the other defendants named in the prior Moehrl complaint).
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. Plaintiffs' counsel has filed a motion to appoint lead counsel in the case, which has yet to be decided by the court.
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 by plaintiffs Joshua Sitzer and Amy Winger against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Sawbill and Moehrl litigations. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri, and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On July 10, 2019, defendants filed motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois. On August 5, 2019, NAR and the Company (together with the other defendants named in the Sitzer complaint) each filed separate motions to dismiss this litigation.
Securities Litigation
Tanaskovic v. Realogy Holdings Corp., et. al. (U.S. District Court for the District of New Jersey). This is a putative class action complaint filed on July 11, 2019 by plaintiff Sasa Tanaskovic against the Company and certain of its current and former executive officers. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between February 24, 2017 through May 22, 2019, as well as attorneys’ fees and costs.
The Company disputes the allegations in each of the captioned matters described above and will vigorously defend these actions. Given the early stages of each of these cases, we cannot estimate a range of reasonably possible losses for this litigation.
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
* * *
Company-Initiated Litigation
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc.

(Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries, filed a complaint against Urban Compass, Inc. and Compass, Inc. alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs.
* * *
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales agents, antitrust and anti-competition claims, general fraud claims (including wire fraud associated with third-party diversion of funds from a brokerage transaction), employment law claims, including claims challenging the classification of our sales agents as independent contractors, wage and hour classification claims and claims alleging violations of RESPA, state consumer fraud statutes or federal consumer protection statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common. While most litigation involves claims against the Company, from time to time the Company commences litigation, including litigation against former employees, franchisees and competitors when it alleges that such persons or entities have breached agreements or engaged in other wrongful conduct.
* * *
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
The due to former parent balance was $18 million at June 30, 2019 and $21 million at December 31, 2018, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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

Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $685 million at June 30, 2019 and $426 million at December 31, 2018. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real Estate Franchise Services	$234	$237	$397	$413
Company Owned Real Estate Brokerage Services	1,331	1,408	2,147	2,325
Relocation Services	97	105	173	184
Title and Settlement Services	160	162	274	282
Corporate and Other (c)	(87)	(92)	(142)	(155)
Total Company	$1,735	$1,820	$2,849	$3,049
_______________

(a)
Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $87 million and $142 million for the three and six months ended June 30, 2019, respectively, and $92 million and $155 million for the three and six months ended June 30, 2018, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)
Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $11 million and $18 million for the three and six months ended June 30, 2019, respectively, and $12 million and $20 million for the three and six months ended June 30, 2018, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.

(c)	Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Real Estate Franchise Services	$163	$173	$253	$278
Company Owned Real Estate Brokerage Services	47	61	(15)	16
Relocation Services	27	34	29	33
Title and Settlement Services	32	31	23	25
Corporate and Other (a)	(24)	(23)	(49)	(42)

Less: Depreciation and amortization (b)	50	49	99	99
Interest expense, net	81	46	144	79
Income tax expense (benefit)	34	52	(1)	33
Restructuring costs, net (c)	9	6	21	36
Impairment	2	—	3	—
Loss on the early extinguishment of debt (d)	—	—	5	7
Net income (loss) attributable to Realogy Holdings and Realogy Group	$69	$123	$(30)	$56

_______________

(a)	Includes the elimination of transactions between segments.

(b)
Depreciation and amortization for the six months ended June 30, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(c)
The three months ended June 30, 2019 includes restructuring charges of $6 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment, $1 million in the Title and Settlement Services segment and $1 million in Corporate and Other.

The three months ended June 30, 2018 includes restructuring charges of $4 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $1 million in the Title and Settlement Services segment.
The six months ended June 30, 2019 includes restructuring charges of $10 million in the Company Owned Real Estate Brokerage Services segment, $4 million in the Relocation Services segment, $2 million in the Title and Settlement Services segment and $5 million in Corporate and Other.
The six months ended June 30, 2018 includes restructuring charges of $2 million in the Real Estate Franchise Services segment, $21 million in the Company Owned Real Estate Brokerage Services segment, $9 million in the Relocation Services segment, $2 million in the Title and Settlement Services segment and $2 million in Corporate and Other.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:

•
Real Estate Franchise Services (known as Realogy Franchise Group or RFG)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names and launched franchise sales of the Corcoran® brand in January 2019. As of June 30, 2019, our real estate franchise systems and proprietary brands had approximately 299,800 independent sales agents worldwide, including approximately 188,600 independent sales agents operating in the U.S. (which included approximately 51,000 company owned brokerage independent sales agents). As of June 30, 2019, our real estate franchise systems and proprietary brands had approximately 17,000 offices worldwide in 114 countries and territories, including approximately 5,900 brokerage offices in the U.S. (which included approximately 740 company owned brokerage offices).

•
Company Owned Real Estate Brokerage Services (known as NRT)—operates a full-service real estate brokerage business with approximately 740 owned and operated brokerage offices with approximately 51,000 independent sales agents principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty®, Citi HabitatsSM and Climb Real Estate® brand names in many of the largest metropolitan areas in the U.S. This segment also included the Company's share of earnings for our PHH Home Loans venture, which was sold to PHH in the first quarter of 2018 and we transitioned to our new mortgage origination joint venture, Guaranteed Rate Affinity, which is included in the financial results of the Title and Settlement Services segment.

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

We pursue technology-enabled solutions for the real estate brokerages and independent sales agents in our franchise system as well as their customers, including through ZapLabs LLC, our wholly-owned subsidiary.

CURRENT BUSINESS AND INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the first half of 2019, homesale transaction volume decreased 1% due to a 4% decrease in the number of homesale transactions, partially offset by a 3% increase in the average homesale price.
During 2018, the housing market faced challenging conditions that intensified in severity during the last four months of the year, including reduced affordability, constrained inventory, higher average homesale prices and mortgage rate volatility, as well as a number of other factors, such as personal income tax reform. We are unable to extrapolate the relative impact that each of these individual factors may have had on regional and local housing markets. While we believe that the difficult market environment in late 2018 continued to negatively impact the first half of 2019, we believe that incremental improvement in certain industry fundamentals, in particular declines in average mortgage rates and, to a lesser extent, increases in affordability together with a decelerated rise in home price, contributed to marginal improvement in recent market conditions. We believe this is reflected in the flat homesale transaction volume in the second quarter of 2019 reported by NAR versus the 4% decline in homesale transaction volume in the first quarter of 2019 reported by NAR.
During the three months ended June 30, 2019, RFG and NRT homesale transaction volume on a combined basis decreased 3% compared to the three months ended June 30, 2018, which represents a lower rate of decline when compared to the first quarter of 2019, where RFG and NRT homesale transaction volume on a combined basis declined 9% compared to the three months ended March 31, 2018.
RFG and NRT homesale transaction volume on a combined basis decreased 5% during the six months ended June 30, 2019 compared to the six months ended June 30, 2018. NRT's transaction volume decreased 7%, as a result of a 7% decrease in existing homesale transactions and a 1% decrease in the average homesale price. RFG's transaction volume decreased 4%, as a result of a 6% decrease in existing homesale transactions, partially offset by a 2% increase in average homesale price.
We believe that while the industry fundamentals in late 2018 described above drove a significant portion of our decline in homesale transaction volume in the first half of 2019, our results for the second quarter of 2019 reflect some of the modest improvements in market conditions also described above. However, during both the three- and six-month periods ended June 30, 2019, we were also negatively impacted by the intense competitive environment as well as our geographic concentration.
Specifically, the intensity of competition for the affiliation of independent sales agents, which has increased considerably starting in late 2018 (including in the high-end real estate market), negatively impacted recruitment and retention efforts at both company owned and franchised brokerages. This intense competition drove a loss in market share for the first half of 2019 compared to full-year 2018, which contributed to the decline in homesale transaction volume at both NRT and RFG and could continue to adversely impact results. We believe that certain owned-brokerage competitors have investors that appear to be supportive of a model that pursues increases in market share over profitability, which not only exacerbates competition for independent sales agents, but places additional pressure on the share of commission income received by the agent.

As of their most recent release on July 30, 2019, NAR is forecasting existing homesale transaction volume to increase 4% for the full year 2019 compared to 2018. NAR's quarterly year-over-year forecasts for homesale transaction volume for 2019 compared to 2018 are as follows:
_______________

(a)	Q1 and Q2 homesale transaction volume is calculated using existing homesale transactions and average price as of the most recent NAR press release on July 23, 2019.

(b)	Forecasted homesale transaction volume is calculated using seasonally adjusted homesale transactions and median price as of the most recent NAR forecast release on July 30, 2019.
Inventory. Although inventory levels have shown some signs of improvement during 2019, low housing inventory levels continue to be an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. increased from 1.53 million as of December 2018 to 1.93 million as of June 2019 which is consistent with June 2018. As a result, inventory has increased from 3.7 months of supply in December 2018 to 4.4 months as of June 2019. However, these levels continue to be significantly below the 10-year average of 5.8 months, the 15-year average of 6.1 months and the 25-year average of 5.8 months.
Mortgage Rates. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 4.00% for the second quarter of 2019 compared to 4.54% for the second quarter of 2018. While mortgage rates reached as high as 4.87% in November 2018, rates have recently moderated, and on June 30, 2019 were 3.80%, according to Freddie Mac. Increases in mortgage rates adversely impact housing affordability and we have been and could continue to be negatively impacted by a rising interest rate environment. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates.
Affordability. The fixed housing affordability index, as reported by NAR, increased from 142 for May 2018 to 150 for May 2019. As noted above, we believe that a decelerated rise in home prices contributed to the increase in affordability. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Competition for independent sales agents in our industry, including within our franchise system, is high, in particular with respect to more productive sales agents. We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry and has increasingly impacted the recruitment and retention of top producing agents. Such factors include increasing competition (which has particularly intensified in the last several quarters), increasing levels of commissions paid to agents possibly including up front payments and equity, changes in the spending patterns of independent sales agents (as more independent sales agents purchase services from third-parties outside of their affiliated broker) and the growth in independent sales agent teams. The continued competition for productive agents could continue to have a negative impact on our homesale transaction volume and market share and could continue to put upward pressure on the average share of commissions earned by independent sales agents.
NRT and RFG have launched strategic initiatives focused on addressing current market dynamics by expanding our base of affiliated independent sales agents and affiliated franchisees, providing them with compelling data and technology products and services, generating high quality leads, and enhancing the consumer experience to move affiliated agents closer to the customer.
For example, in July 2019, we announced the launch of “TurnKey” in collaboration with Amazon in 15 U.S. cities. Under the TurnKey program, we (via Cartus) will match highly ranked independent sales agents affiliated with certain Realogy brands to participating homebuyers who will receive complementary Amazon services and products paid by Realogy.
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
In addition, RFG is implementing strategic initiatives intended to add new franchisees and widen the base of independent sales agents, including through the expansion of RFG’s historical scope of potential franchisee candidates as well as through a new pricing model structure for one brand and new franchise brands.
Facility and Operational Efficiencies Program. Beginning in the first quarter of 2019, we commenced the implementation of a plan to accelerate our office consolidation to reduce our storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, beginning in the first quarter of 2019, we commenced a plan to transform and centralize certain aspects of our operational support and drive changes in how we serve our affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable.
Total restructuring costs of approximately $54 million are currently anticipated to be incurred through the end of 2019. As of June 30, 2019, cost savings related to these restructuring activities were estimated to be approximately $50 million on an annual run rate basis, with approximately $30 million of those cost savings expected to be realized in 2019. In addition to the $30 million of cost savings from restructuring activities, there are approximately $40 million of additional cost savings initiatives being implemented and expected to be realized in 2019. These costs savings are designed to partially offset inflation and other costs.
The following table reflects the total amount of restructuring costs for the Company's Facility and Operational Efficiencies program by reportable segment:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Real Estate Franchise Services	$—	$—	$—
Company Owned Real Estate Brokerage Services	44	10	34
Relocation Services	4	4	—
Title and Settlement Services	1	1	—
Corporate and Other	5	3	2
Total	$54	$18	$36

Existing Homesales
For the six months ended June 30, 2019 compared to the same period in 2018, NAR existing homesale transactions decreased to 2.5 million homes or down 4%. For the six months ended June 30, 2019, RFG and NRT homesale transactions on a combined basis decreased 6% compared to the same period in 2018 due primarily to challenging market fundamentals, the impact of competition and geographic concentration (in particular at NRT in California). The quarterly and annual year-over-year trends in homesale transactions are as follows:
_______________

(a)	Q1 and Q2 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

(b)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.

(c)	Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to increase 5% in 2020 while Fannie Mae is forecasting existing homesale transactions to increase 1% for the same period.

Existing Homesale Price
For the six months ended June 30, 2019 compared to the same period in 2018, NAR existing homesale average price increased 3%. For the six months ended June 30, 2019, RFG and NRT's average homesale price on a combined basis increased 1% compared to the same period in 2018 and consisted of RFG's average homesale price increase of 2%, partially offset by NRT's average homesale price decrease of 1%. NRT's geographic concentration in California and exposure to the high-end of the market drove the year-over-year decline in homesale price compared to the overall industry. The quarterly and annual year-over-year trends in the price of homes are as follows:
_______________

(a)	Q1 and Q2 homesale price data is for existing homesale average price and is as of the most recent NAR press release.

(b)	Forecasted homesale price data is for median price and is as of the most recent NAR forecast.

(c)	Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 3% in 2020 while Fannie Mae is forecasting median existing homesale price to increase 4% in 2020.

* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, increases in U.S. household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, increases in renters that qualify as homebuyers, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of inventory supply versus demand. At this time, certain of these factors are trending favorably, such as mortgage rate levels, household formation and job growth. Factors that may negatively affect growth in the housing industry include:

•	continued insufficient inventory levels or stagnant and/or declining home prices;

•	a reduction in the affordability of homes;

•	higher mortgage rates due to increases in long-term interest rates and increasing down payment requirements as well as reduced availability of mortgage financing;

•
certain provisions of the 2017 Tax Act that directly impact traditional incentives associated with home ownership and may reduce the financial distinction between renting and owning a home, including those that reduce the amount that certain taxpayers would be allowed to deduct for home mortgage interest or state, local and property taxes;

•
decelerated or lack of building of new housing for homesales, increased building of new rental properties, or irregular timing of new development closings leading to lower unit sales at NRT, which has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments;

•	homeowners retaining their homes for longer periods of time;

•
changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, as well as changing preferences to rent versus purchase a home;

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
For RFG, we also use net royalty per side, which represents the royalty payment to RFG for each homesale transaction side taking into account royalty rates, average broker commission rates, volume incentives achieved and other incentives. We utilize net royalty per side as it includes the impact of changes in average homesale price as well as all incentives and represents the royalty revenue impact of each incremental side.
For NRT, we also use gross commission income per side, which represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing and property management transactions. NRT, as a franchisee of RFG, pays a royalty fee of 6% per transaction to RFG from the commission earned on a real estate transaction. The remainder of gross commission income is split between the broker (NRT) and the independent sales agent.
Within Cartus, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers.
In TRG, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of TRG; however, the financial results are not significantly impacted by a change in homesale price. Although the average mortgage rate declined in 2019 compared to 2018, we believe that increases in mortgage rates in the future will most likely have a negative impact on refinancing title and closing units.

The following table presents our drivers for the three and six months ended June 30, 2019 and 2018. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2019	2018	% Change		2019	2018	% Change
RFG (a)
Closed homesale sides	301,377	313,278	(4%)		504,039	537,268	(6%)
Average homesale price	$318,799	$312,087	2%		$310,581	$303,955	2%
Average homesale broker commission rate	2.47%	2.48%	(1	) bps	2.47%	2.49%	(2	) bps
Net royalty per side (b)	$331	$336	(1%)		$320	$325	(2%)
NRT
Closed homesale sides	95,251	100,745	(5%)		155,693	166,842	(7%)
Average homesale price	$540,725	$537,748	1%		$529,543	$532,706	(1%)
Average homesale broker commission rate	2.41%	2.43%	(2	) bps	2.41%	2.44%	(3	) bps
Gross commission income per side	$13,758	$13,804	—%		$13,546	$13,750	(1%)
Cartus
Initiations	50,586	53,230	(5%)		89,070	91,183	(2%)
Referrals	24,141	25,562	(6%)		39,020	41,088	(5%)
TRG
Purchase title and closing units	42,202	46,189	(9%)		70,246	77,930	(10%)
Refinance title and closing units	5,270	4,782	10%		9,281	10,192	(9%)
Average fee per closing unit	$2,356	$2,282	3%		$2,320	$2,231	4%
_______________

(a)	Includes all franchisees except for NRT.

(b)
The year-over-year decline of $5 in net royalty per side for the three-month period ended June 30, was primarily driven by three factors: (i) strategic growth initiatives, including the launch of a "capped fee model" in January 2019 for our Better Homes and Gardens® Real Estate franchise business, (ii) our increased utilization of incentives to attract new franchisees, grow franchisees or extend existing franchise agreements; and (iii) an increase in the concentration of homesale transaction volume in our top 250 franchisees.

A decline in the number of homesale transactions and decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn in our relocation services business, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers or greater commission payments to sales agents or by an increase in volume or other incentives paid to franchisees.
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
Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although such incentives are generally not available to most franchisees, and, in contrast to volume incentives, the majority are not homesale transaction based. We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Transaction volume growth has exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of other sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation. If the amount of gross commission income generated by our top 250 franchisees continue to grow at a quicker pace relative to our other franchisees, we would expect our royalty revenue to continue to increase, but at a slower pace than homesale transaction volume. Likewise, our royalty revenue would continue to increase, but at a slower pace than homesale transaction volume, if the gross commission income generated by all of our franchisees grows faster than the applicable annual volume incentive table increase or if we increase our use of standard volume or other incentives. However, in the event that the gross commission income generated by our franchisees increases as a result of increased transaction volume, we would expect to recognize an increase in overall royalty payments to us.
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
Three Months Ended June 30, 2019 vs. Three Months Ended June 30, 2018
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2019	2018	Change
Net revenues	$1,735	$1,820	$(85)
Total expenses	1,638	1,646	(8)
Income before income taxes, equity in earnings and noncontrolling interests	97	174	(77)
Income tax expense	34	52	(18)
Equity in earnings of unconsolidated entities	(7)	(2)	(5)
Net income	70	124	(54)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income attributable to Realogy Holdings and Realogy Group	$69	$123	$(54)

Net revenues decreased $85 million or 5% for the three months ended June 30, 2019 compared with the three months ended June 30, 2018 primarily driven by lower homesale transaction volume at NRT.
Total expenses for the second quarter of 2019 decreased $8 million compared to the second quarter of 2018 primarily due to a $54 million decrease in commission and other sales agent-related costs primarily as a result of the impact of lower homesale transaction volume at NRT. The decrease in commission and other sales agent-related costs was partially offset by:

•
a $35 million net increase in interest expense primarily related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $24 million during the second quarter of 2019 compared to no losses during the second quarter of 2018, and an $11 million increase in interest expense primarily due to the refinancing of Senior Notes in the first quarter of 2019;

•	a $5 million increase in operating and general and administrative expenses; and

•	a $3 million increase in restructuring costs.
Earnings from equity investments were $7 million during the second quarter of 2019 compared to earnings of $2 million during the second quarter of 2018 primarily due to an improvement in earnings of Guaranteed Rate Affinity.
During the second quarter of 2019, we incurred $9 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan to be approximately $54 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was an expense of $34 million for the three months ended June 30, 2019 compared to an expense of $52 million for the three months ended June 30, 2018. Our effective tax rate was 33% and 30% for the three months ended June 30, 2019 and June 30, 2018, respectively.

The following table reflects the results of each of our reportable segments during the three months ended June 30, 2019 and 2018:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
RFG	$234	$237	$(3)	(1)%	$163	$173	$(10)	(6)%	70%	73%	(3)
NRT	1,331	1,408	(77)	(5)	47	61	(14)	(23)	4	4	—
Cartus	97	105	(8)	(8)	27	34	(7)	(21)	28	32	(4)
TRG	160	162	(2)	(1)	32	31	1	3	20	19	1
Corporate and Other	(87)	(92)	5	*	(24)	(23)	(1)	*
Total Company	$1,735	$1,820	$(85)	(5)%	$245	$276	$(31)	(11%)	14%	15%	(1)
Less: Depreciation and amortization					50	49
Interest expense, net					81	46
Income tax expense					34	52
Restructuring costs, net (b)					9	6
Impairment					2	—
Net income attributable to Realogy Holdings and Realogy Group					$69	$123
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $87 million and $92 million during the three months ended June 30, 2019 and 2018, respectively.

(b)
Restructuring charges incurred for the three months ended June 30, 2019 include $6 million at NRT, $1 million at Cartus, $1 million at TRG and $1 million at Corporate and Other. Restructuring charges incurred for the three months ended June 30, 2018 include $4 million at NRT, $1 million at Cartus and $1 million at TRG.

As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 14% from 15% for the three months ended June 30, 2019 compared to the same period in 2018. On a segment basis, RFG's margin decreased 3 percentage points to 70% from 73% primarily due to a decrease in royalty revenue. NRT's margin remained flat at 4%. Cartus' margin decreased 4 percentage points to 28% from 32% primarily due to a decrease in international and referral revenues. TRG's margin increased 1 percentage point to 20% from 19% primarily as a result of an increase in earnings from equity investments and a reduction in a reserve for contingent consideration, partially offset by a decrease in resale revenue.
RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 15% to 14% primarily due to lower transaction volume during the second quarter of 2019 compared to the second quarter of 2018:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
RFG (a)	$147	$145	2	1%	$76	$81	(5)	(6)%	52%	56%	(4)
NRT (a)	1,331	1,408	(77)	(5)%	134	153	(19)	(12)%	10%	11%	(1)
RFG and NRT Combined	$1,478	$1,553	(75)	(5)%	$210	$234	(24)	(10)%	14%	15%	(1)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $87 million and $92 million during the three months ended June 30, 2019 and 2018, respectively.

Real Estate Franchise Services (RFG)
Revenues decreased $3 million to $234 million and Operating EBITDA decreased $10 million to $163 million for the three months ended June 30, 2019 compared with the same period in 2018.
Revenues decreased $3 million primarily as a result of a $5 million decrease in third-party domestic franchisee royalty revenue primarily due to a 2% decrease in transaction volume at RFG and a $5 million decrease in intercompany royalties received from NRT, partially offset by a $2 million increase in international area development fee revenue as a result of contract terminations. Registration revenue and other brand marketing fund revenue increased $4 million and related expense increased $4 million, primarily due to the level and timing of advertising spending and conferences during the second quarter of 2019 compared to the same period in 2018.
RFG revenue includes intercompany royalties received from NRT of $84 million and $89 million during the second quarter of 2019 and 2018, respectively, which are eliminated in consolidation against the expense reflected in NRT's segment results.
The $10 million decrease in Operating EBITDA was principally due to the $10 million decrease in royalty revenues discussed above.
Company Owned Real Estate Brokerage Services (NRT)
Revenues decreased $77 million to $1,331 million and Operating EBITDA decreased $14 million to $47 million for the three months ended June 30, 2019 compared with the same period in 2018.
The revenue decrease of $77 million was primarily driven by a 5% decrease in homesale transaction volume at NRT. NRT saw lower transaction volume primarily driven by the competitive environment as well as our geographic concentration.
Operating EBITDA decreased $14 million primarily due to the $77 million decrease in revenues discussed above partially offset by:

•
a $54 million decrease in commission expenses paid to independent sales agents from $1,009 million in the second quarter of 2018 to $955 million in the second quarter of 2019. Commission expense decreased primarily as a result of the impact of lower homesale transaction volume as discussed above; and

•	a $5 million decrease in royalties paid to RFG from $89 million in the second quarter of 2018 to $84 million in the second quarter of 2019.
Relocation Services (Cartus)
Revenues decreased $8 million to $97 million and Operating EBITDA decreased $7 million to $27 million for the three months ended June 30, 2019 compared with the same period in 2018.

Revenues decreased $8 million as a result of a $5 million decrease in international revenue due to lower volume and a $3 million decrease in referral revenue due to lower volume primarily driven by the absence of a large group move which occurred in 2018.
Operating EBITDA decreased $7 million primarily as a result of the $8 million decrease in revenue discussed above partially offset by a net $1 million decrease in other operating expenses.
Title and Settlement Services (TRG)
Revenues decreased $2 million to $160 million and Operating EBITDA increased $1 million to $32 million for the three months ended June 30, 2019 compared with the same period in 2018.
Revenues decreased $2 million primarily as a result of a $6 million decrease in resale revenue due to a decline in units, partially offset by a $2 million increase in underwriter revenue and a $1 million increase in refinancing revenue due to an increase in activity in the refinance market.
Operating EBITDA increased $1 million as a result of a $5 million increase in earnings from equity investments primarily related to Guaranteed Rate Affinity during the second quarter of 2019 compared to the second quarter of 2018 and a $2 million reduction in a reserve for contingent consideration. The increases were partially offset by the $2 million decrease in revenues discussed above and a $4 million increase in other costs primarily due to employee-related costs partially offset by a decrease in variable operating costs as a result of the decline in resale revenue.
Six Months Ended June 30, 2019 vs. Six Months Ended June 30, 2018
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2019	2018	Change
Net revenues	$2,849	$3,049	$(200)
Total expenses	2,887	2,957	(70)
(Loss) income before income taxes, equity in earnings and noncontrolling interests	(38)	92	(130)
Income tax (benefit) expense	(1)	33	(34)
Equity in (earnings) losses of unconsolidated entities	(8)	2	(10)
Net (loss) income	(29)	57	(86)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(30)	$56	$(86)

Net revenues decreased $200 million or 7% for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily driven by lower homesale transaction volume at NRT.
Total expenses decreased $70 million or 2% compared to the first half of 2018 primarily due to:

•	a $124 million decrease in commission and other sales agent-related costs primarily as a result of the impact of lower homesale transaction volume at NRT; and

•	a $15 million decrease in restructuring costs.
The expense decreases were partially offset by a $65 million net increase in interest expense primarily due to a $50 million net expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $38 million during the first half of 2019 compared to gains of $12 million during the same period of 2018, and a $15 million increase in interest expense primarily due to the refinancing of Senior Notes in the first quarter of 2019.
Earnings from equity investments were $8 million for the six months ended June 30, 2019 compared to losses of $2 million during the same period of 2018 primarily due to an improvement in earnings of Guaranteed Rate Affinity.
During the first half of 2019, we incurred $21 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan to be approximately $54 million. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $1 million for the six months ended June 30, 2019 compared to expense of $33 million for the six months ended June 30, 2018. The effective tax rate for the six months ended June 30, 2019 was primarily impacted by a discrete item related to equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the six months ended June 30, 2019 and 2018:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
RFG	$397	$413	$(16)	(4)%	$253	$278	$(25)	(9)%	64%	67%	(3)
NRT	2,147	2,325	(178)	(8)	(15)	16	(31)	(194)	(1)	1	(2)
Cartus	173	184	(11)	(6)	29	33	(4)	(12)	17	18	(1)
TRG	274	282	(8)	(3)	23	25	(2)	(8)	8	9	(1)
Corporate and Other	(142)	(155)	13	*	(49)	(42)	(7)	*
Total Company	$2,849	$3,049	$(200)	(7)%	$241	$310	$(69)	(22%)	8%	10%	(2)
Less: Depreciation and amortization (b)					99	99
Interest expense, net					144	79
Income tax (benefit) expense					(1)	33
Restructuring costs, net (c)					21	36
Impairment					3	—
Loss on the early extinguishment of debt (d)					5	7
Net (loss) income attributable to Realogy Holdings and Realogy Group					$(30)	$56
_______________

*	not meaningful

(a)
Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by NRT of $142 million and $155 million during the six months ended June 30, 2019 and 2018, respectively.

(b)
Depreciation and amortization for the six months ended June 30, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.

(c)
Restructuring charges incurred for the six months ended June 30, 2019 include $10 million at NRT, $4 million at Cartus, $2 million at TRG and $5 million at Corporate and Other. Restructuring charges incurred for the six months ended June 30, 2018 include $2 million at RFG, $21 million at NRT, $9 million at Cartus, $2 million at TRG and $2 million at Corporate and Other.

(d)	Loss on the early extinguishment of debt is recorded in the Corporate and Other segment.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 2 percentage points to 8% from 10% for the six months ended June 30, 2019 compared to the same period in 2018. On a segment basis, RFG's margin decreased 3 percentage points to 64% from 67% primarily due to a decrease in royalty revenues. NRT's margin decreased 2 percentage points to negative 1% from 1% primarily due to lower transaction volume. Cartus' margin decreased 1 percentage point to 17% from 18% primarily due to a decrease in international and referral revenues. TRG's margin decreased 1 percentage point to 8% from 9% primarily as a result of a decrease in resale revenue, partially offset by an increase in earnings from equity investments and a reduction in a reserve for contingent consideration.
Corporate and Other Operating EBITDA for the six months ended June 30, 2019 decreased $7 million to negative $49 million primarily due to a $6 million increase in employee-related and other costs.

RFG and NRT on a Combined Basis
The following table reflects RFG and NRT results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 11% to 10% primarily due to lower transaction volume during the first half of 2019 compared to the first half of 2018:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
RFG (a)	$255	$258	(3)	(1)%	$111	$123	(12)	(10)%	44%	48%	(4)
NRT (a)	2,147	2,325	(178)	(8)%	127	171	(44)	(26)%	6%	7%	(1)
RFG and NRT Combined	$2,402	$2,583	(181)	(7)%	$238	$294	(56)	(19)%	10%	11%	(1)
_______________

(a)
The RFG and NRT segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by NRT to RFG of $142 million and $155 million during the six months ended June 30, 2019 and 2018, respectively.

Real Estate Franchise Services (RFG)
Revenues decreased $16 million to $397 million and Operating EBITDA decreased $25 million to $253 million for the six months ended June 30, 2019 compared with the same period in 2018.
Revenues decreased $16 million primarily as a result of a $12 million decrease in third-party domestic franchisee royalty revenue primarily due to a 4% decrease in transaction volume at RFG, a $12 million decrease in intercompany royalties received from NRT and a $2 million decrease in international royalties, partially offset by a $3 million increase in international area development fee revenue as a result of contract terminations. Registration revenue and other brand marketing fund revenue increased $8 million and related expense increased $9 million, primarily due to the level and timing of advertising spending and conferences including the RGX event during the first half of 2019 compared to the same period in 2018.
RFG revenue includes intercompany royalties received from NRT of $137 million and $149 million during the first half of 2019 and 2018, respectively, which are eliminated in consolidation against the expense reflected in NRT's segment results.
The $25 million decrease in Operating EBITDA was principally due to the $26 million decrease in royalty revenues discussed above.
Company Owned Real Estate Brokerage Services (NRT)
Revenues decreased $178 million to $2,147 million and Operating EBITDA decreased $31 million to negative $15 million for the six months ended June 30, 2019 compared with the same period in 2018.
The revenue decrease of $178 million was primarily driven by a 7% decrease in homesale transaction volume at NRT. NRT saw lower transaction volume primarily driven by the competitive environment as well as our geographic concentration.
Operating EBITDA decreased $31 million primarily due to the $178 million decrease in revenues discussed above partially offset by:

•
a $124 million decrease in commission expenses paid to independent sales agents from $1,654 million in the first half of 2018 to $1,530 million in the same period of 2019. Commission expense decreased primarily as a result of the impact of lower homesale transaction volume as discussed above;

•	a $12 million decrease in royalties paid to RFG from $149 million in the first half of 2018 to $137 million in the same period of 2019; and

•	a $10 million decrease in other costs including occupancy costs, employee-related costs and other operating costs.
Relocation Services (Cartus)
Revenues decreased $11 million to $173 million and Operating EBITDA decreased $4 million to $29 million for the six months ended June 30, 2019 compared with the same period in 2018.

Revenues decreased $11 million as a result of a $6 million decrease in international revenue due to lower volume and a $5 million decrease in referral revenue due to lower volume largely driven by the absence of a large group move which occurred in 2018.
Operating EBITDA decreased $4 million primarily as a result of the $11 million decrease in revenues discussed above, partially offset by lower operating expenses driven primarily by a $5 million decrease in net employee-related and other costs primarily due to cost savings initiatives and a $2 million net positive impact from foreign currency exchange rates on expenses.
Title and Settlement Services (TRG)
Revenues decreased $8 million to $274 million and Operating EBITDA decreased $2 million to $23 million for the six months ended June 30, 2019 compared with the same period in 2018.
Revenues decreased $8 million primarily as a result of a $13 million decrease in resale revenue due to a decline in units, partially offset by a $5 million increase in underwriter revenue due to an increase of underwriter premiums as a result of a shift in mix to unaffiliated agents.
Operating EBITDA decreased $2 million primarily as a result of the $8 million decrease in revenues discussed above and an increase of $4 million in costs primarily due to an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis. The decreases were partially offset by an $8 million increase in earnings from equity investments primarily related to Guaranteed Rate Affinity during the first half of 2019 compared to 2018 and a $2 million reduction in a reserve for contingent consideration.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2019	December 31, 2018	Change
Total assets	$7,954	$7,290	$664
Total liabilities	5,701	4,975	726
Total equity	2,253	2,315	(62)
For the six months ended June 30, 2019, total assets increased $664 million primarily due to the addition of $536 million of operating lease assets to the balance sheet as a result of the adoption of the new leasing standard, a $98 million increase in trade and relocation receivables due to seasonal increases in volume, a $45 million increase in cash and cash equivalents and a $27 million increase in other non-current assets primarily related to strategic investments and prepaid assets. Total asset increases were partially offset by a $49 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization.
Total liabilities increased $726 million primarily due to the addition of $596 million of operating lease liabilities to the balance sheet as a result of the adoption of the new leasing standard, a $141 million increase in corporate debt primarily due to the issuance of $550 million of 9.375% Senior Notes and additional borrowings under the Revolving Credit Facility, partially offset by the redemption of all of the Company's outstanding $450 million 4.50% Senior Notes, and a $51 million increase in accounts payable due to seasonal increases. Total liability increases were partially offset by a $27 million decrease in securitization obligations, an $18 million decrease in accrued expenses and other current liabilities and a $13 million decrease in other non-current liabilities primarily due to the reclassification of deferred rent liabilities which were credited against operating lease assets as a result of the adoption of the new leasing standard, partially offset by increased mark-to-market liabilities for the Company's interest rate swaps.
Total equity decreased $62 million primarily due to a net loss of $30 million for the six months ended June 30, 2019 and a $32 million decrease in additional paid in capital, related to the Company's repurchase of $20 million of common stock during the first quarter of 2019 and $21 million of dividend payments during the first half of 2019 partially offset by stock-based compensation activity of $9 million for the six months ended June 30, 2019.
Liquidity and Capital Resources
We have historically satisfied our liquidity needs with cash flows from operations and funds available under our Revolving Credit Facility and securitization facilities. Our primary liquidity needs have been to service our debt, finance our working capital and capital expenditures and, since August 2016, pay dividends. While we previously also acquired stock under share repurchase programs (from February 2016 to February 2019), we announced in March 2019 that we currently expect to prioritize investing in our business and reducing indebtedness until we are able to reduce our consolidated leverage ratio (as defined in the indenture governing the 9.375% Senior Notes) to below 4.00 to 1.00.
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
Our liquidity position continues to be impacted by our interest expense and would be adversely impacted by worsening of the residential real estate market or a significant increase in LIBOR or ABR.
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
In addition, we are required to pay quarterly amortization payments for the Term Loan B and Term Loan A facilities. Remaining payments for 2019 total $9 million and $5 million for the Term Loan A and Term Loan B facilities, respectively and we expect payments for 2020 to total $33 million and $11 million for the Term Loan A and Term Loan B facilities, respectively.
Beginning in August 2016, we initiated and paid a quarterly cash dividend of $0.09 per share and paid $0.09 per share cash dividends in every subsequent quarter. During the first half of 2019, we returned $21 million to stockholders through dividend payments.
Although we have not repurchased any shares under the share repurchase programs since February 2019, as of June 30, 2019, we had repurchased and retired 35.5 million shares of common stock for an aggregate of $896 million under share repurchase programs at a weighted average market price of $25.22 per share. See Part II, Item 2. ("Unregistered Sales of Equity Securities and Use of Proceeds") in this Quarterly Report for additional information concerning the share repurchase programs. As noted above, we do not intend to repurchase common stock pursuant to our share repurchase programs until we reduce our consolidated leverage ratio.
The timing, frequency or amounts of any dividends in the future will be subject to the discretion of the Company's Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, including restrictive covenants contained in the Senior Secured Credit Agreement, Term Loan A Agreement, and the indentures governing the Unsecured Notes, capital requirements, capital allocation strategy (including other potential uses of cash) and other factors that the Board of Directors deems relevant.
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

Cash Flows
At June 30, 2019, we had $278 million of cash, cash equivalents and restricted cash, an increase of $40 million compared to the balance of $238 million at December 31, 2018. The following table summarizes our cash flows for the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$56	$9	$47
Investing activities	(62)	(45)	(17)
Financing activities	46	42	4
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$40	$5	$35
For the six months ended June 30, 2019, $47 million more cash was provided by operating activities compared to the same period in 2018. The change was principally due to $61 million more cash provided by the net change in relocation and trade receivables, $54 million less cash used for accounts payable, accrued expenses and other liabilities and $9 million less cash used for other assets, partially offset by $82 million less cash provided by operating results.
For the six months ended June 30, 2019, we used $17 million more cash for investing activities compared to the same period in 2018 primarily due to the absence in 2019 of $19 million of net cash proceeds received from the dissolution of our interest in PHH Home Loans which occurred in 2018.
For the six months ended June 30, 2019, $46 million of cash was provided by financing activities compared to $42 million of cash provided during the same period in 2018. For the six months ended June 30, 2019, $46 million of cash was provided by the following:

•
$91 million of cash received as a result of the refinancing transactions in the first quarter of 2019 related to $550 million of proceeds received from issuance of 9.375% Senior Notes, partially offset by $450 million cash used for the redemption of 4.50% Senior Notes and $9 million of debt issuance costs; and

•	$60 million of additional borrowings under the Revolving Credit Facility;
partially offset by,

•	a $27 million net decrease in securitization borrowings;

•	$21 million of dividend payments;

•	$20 million for the repurchase of our common stock;

•	$15 million of quarterly amortization payments on the term loan facilities;

•	$10 million of other financing payments primarily related to finance leases; and

•	$6 million of tax payments related to net share settlement for stock-based compensation.
For the six months ended June 30, 2018, $42 million of cash was provided by the following:

•	$242 million of additional borrowings under the Revolving Credit Facility; and

•	$67 million net increase in securitization borrowings;
partially offset by,

•	$200 million for the repurchase of our common stock;

•	$23 million of dividend payments;

•	$17 million of other financing payments primarily related to capital leases;

•	$10 million of tax payments related to net share settlement for stock-based compensation;

•	$10 million of quarterly amortization payments on the term loan facilities;

•	$4 million for payments of contingent consideration; and

•
$3 million for cash paid as a result of the refinancing transactions in February 2018 related to $16 million of debt issuance costs and $4 million repayment of borrowings under the Term Loan B Facility, partially offset by $17 million of proceeds received under the Term Loan A Facility.

Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of June 30, 2019.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2019.

A reconciliation of net income (loss) attributable to Realogy Group to Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended June 30, 2019 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2018	June 30, 2018	December 31, 2018	June 30, 2019	June 30, 2019
Net income (loss) attributable to Realogy Group (a)	$137	$56	$81	$(30)	$51
Income tax expense (benefit)	65	33	32	(1)	31
Income (loss) before income taxes	202	89	113	(31)	82
Depreciation and amortization (b)	197	99	98	99	197
Interest expense, net	190	79	111	144	255
Restructuring costs, net	58	36	22	21	43
Impairment	—	—	—	3	3
Former parent legacy cost, net	4	—	4	—	4
Loss on the early extinguishment of debt	7	7	—	5	5
Operating EBITDA (c)	658	310	348	241	589
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (d)					28
Non-cash charges (e)					33
Pro forma effect of acquisitions and new franchisees (f)					3
Incremental securitization interest costs (g)					3
EBITDA as defined by the Senior Secured Credit Agreement					$656
Total senior secured net debt (h)					$1,991
Senior secured leverage ratio					3.04	x
_______________

(a)
Net income (loss) attributable to Realogy consists of: (i) income of $103 million for the third quarter of 2018, (ii) loss of $22 million for the fourth quarter of 2018, (iii) a loss of $99 million for the first quarter of 2019 and (iv) income of $69 million for the second quarter of 2019.

(b)
Depreciation and amortization for the year ended December 31, 2018 and the first quarter of 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statements of Operations during those periods.

(c)
Operating EBITDA consists of: (i) $242 million for the third quarter of 2018, (ii) $106 million for the fourth quarter of 2018, (iii) negative $4 million for the first quarter of 2019 and (iv) $245 million for the second quarter of 2019.

(d)	Represents the four-quarter pro forma effect of business optimization initiatives.

(e)	Represents the elimination of non-cash expenses including $34 million of stock-based compensation expense partially offset by $1 million of other items for the four-quarter period ended June 30, 2019.

(f)
Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on July 1, 2018. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2018.

(g)	Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the four-quarter period ended June 30, 2019.

(h)
Represents total borrowings under the senior secured credit facilities and borrowings secured by a first priority lien on our assets of $2,121 million plus $33 million of finance lease obligations less $163 million of readily available cash as of June 30, 2019. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

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
The consolidated leverage ratio under the indenture governing the 9.375% Senior Notes for the four-quarter period ended June 30, 2019 is set forth in the following table:

	As of June 30, 2019
Revolver	$330
Term Loan A	727
Term Loan B	1,064
5.25% Senior Notes	550
4.875% Senior Notes	500
9.375% Senior Notes	550
Finance lease obligations	33
Corporate Debt (excluding securitizations)	3,754
Less: Cash and cash equivalents	270
Net debt under the indenture governing the 9.375% Senior Notes due 2027	$3,484

EBITDA as defined under the indenture governing the 9.375% Senior Notes due 2027 (a)	$656

Consolidated leverage ratio under the indenture governing the 9.375% Senior Notes due 2027	5.3	x
_______________

(a)
As set forth in the immediately preceding table, for the four-quarter period ended June 30, 2019, EBITDA, as defined under the indenture governing the 9.375% Senior Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.

See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility", "—Term Loan A Facility" and "—Unsecured Notes" to the Condensed Consolidated Financial Statements for additional information.
At June 30, 2019, the amount of the Company's cumulative credit under the 9.375% Senior Notes was approximately $23 million. During the second quarter of 2019, the Company made approximately $11 million in dividend payments, which applied against the cumulative credit basket under the indenture governing the 9.375% Senior Notes, would result in approximately $12 million remaining under that basket for restricted payments. This basket cannot be utilized until the Company's consolidated leverage ratio is less than 4.0 to 1.0.
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
Contractual Obligations
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "—Unsecured Notes", to the Condensed Consolidated Financial Statements included elsewhere in this Report for a description of the Company's debt transactions which occurred during the first quarter of 2019. Other than the Company's debt transactions as described in Note 5, the Company's future contractual obligations as of June 30, 2019 have not changed materially from the amounts reported in our 2018 Form 10-K.
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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $3,712 million and $768 million, respectively, at June 30, 2019 and are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting units is estimated using a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
We determine the fair value of our reporting units utilizing our best estimate of future revenues, operating expenses including commission expense, cash flows, market and general economic conditions as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties. Although we believe our assumptions are reasonable, actual results may vary significantly. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform a sensitivity analysis on key estimates and assumptions.
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
Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, a decrease in our business results, growth rates that fall below our assumptions, divestitures, and a sustained decline in our stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions, and such changes could result in changes to our estimates of our fair value and a material impairment of goodwill or other indefinite-lived intangible assets. Management considered these factors and does not believe that it was more likely than not that the fair value of a reporting unit is less than its carrying amount.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2019, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2019, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,121 million, which excludes $204 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at June 30, 2019 was 4.65%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2019 senior secured leverage ratio, the LIBOR margin was 2.25%. At June 30, 2019, the one-month LIBOR rate was 2.40%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
As of June 30, 2019, we had interest rate swaps with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our $2,121 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$600	August 2015	August 2020
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $48 million for the fair value of the interest rate swaps at June 30, 2019.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $12 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2019 and for the three-month periods ended June 30, 2019 and 2018 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated August 8, 2019, are included on pages 3 and 4.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 9, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q for additional information on the Company's legal proceedings.
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable.
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, class action lawsuits or regulatory proceedings challenging practices that have broad impact can be costly to defend and, depending on the class size and claims, could be costly to settle. As such, the Company could incur judgments or enter into settlements of claims with liability that are materially in excess of amounts accrued and these settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period.
* * *
Litigation, investigations and claims against other participants in the residential real estate industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry.  Examples may include claims associated with RESPA compliance, broker fiduciary duties, multiple listing service practices and sales agent classification. The Company also may be impacted by litigation and other claims against companies in other industries. Changes in current legislation, regulations or interpretations that are applicable to the residential real estate service industry may also impact the Company.
For example, there is active worker classification litigation in numerous jurisdictions against a variety of industries—now including residential real estate brokerages in multiple states, including California and New Jersey—where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. This type of litigation has been particularly prolific in California since the California Supreme Court adopted a worker classification test in the second quarter of 2018 that is significantly more restrictive than those historically used in wage and hour cases. The California State Legislature is currently considering legislation that, if adopted, would codify the judicial test adopted by the California Supreme Court into statutory law, but would also codify alternate test provisions applicable to certain classes of workers (including real estate professionals) that, if applicable, may be less restrictive than the judicial test. There can be no assurances as to whether the California State Legislature will ultimately adopt such legislation in the current form, or at all, or if adopted, that such legislation would include alternate test provisions for some or all independent real estate sales agents or that the Company would be able to satisfy any such alternative worker classification tests established by the California courts or legislature applicable to such independent real estate sales agents.
For a summary of certain legal proceedings initiated in California against the Company alleging worker misclassification, see Note 9, "Commitments and Contingencies—Litigation", in this report.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase common stock during the quarter ended June 30, 2019.
In February 2019, the Company's Board of Directors authorized a new share repurchase program of up to $175 million of the Company’s common stock which was incremental to the remaining capacity authorized under the February 2018 share repurchase program. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors, including the restrictions contained in the indenture governing the 9.375% Senior Notes, which prohibit such repurchases until the consolidated leverage ratio falls below 4.00 to 1.00 and then only to the extent of available cumulative credit, as defined under the indenture governing the 9.375% Senior Notes. The repurchase programs have no time limit and may be suspended or discontinued at any time. As of June 30, 2019, $204 million remained available for repurchase under the share repurchase programs.

The Company expects to prioritize investing in its business and reducing indebtedness until it is able to reduce its consolidated leverage ratio (as defined in the indenture governing the 9.375% Senior Notes) to below 4.00 to 1.00. Accordingly, the Company will not repurchase common stock pursuant to its existing share repurchase programs until its consolidated leverage ratio is equal to or below 4.00 to 1.00. See "Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for additional information.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 8, 2019
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: August 8, 2019
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description

3.1	Fourth Amended and Restated Certificate of Incorporation of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed on May 2, 2019).

10.1
Twelfth Omnibus Amendment, dated as of June 7, 2019, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on June 7, 2019).

10.2*
Eighth Amendment, dated as of August 2, 2019, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto.

15.1*	Letter Regarding Unaudited Interim Financial Statements.

31.1*	Certification of the Chief Executive Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.2*	Certification of the Chief Financial Officer of Realogy Holdings Corp. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.3*	Certification of the Chief Executive Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

31.4*	Certification of the Chief Financial Officer of Realogy Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.

32.1*	Certification for Realogy Holdings Corp. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	Inline XBRL Instance Document - the instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

101.SCH	Inline XBRL Taxonomy Extension Schema Document.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
______________

*	Filed herewith.