Form 10-Q
period 2019-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2019-11-07
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-35674	Commission File No. 333-148153
REALOGY HOLDINGS CORP.	REALOGY GROUP LLC
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)
20-8050955	20-4381990
(I.R.S. Employer Identification Number)	(I.R.S. Employer Identification Number)
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 114,340,545 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of November 5, 2019.
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
The following include some, but not all, of the factors that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•adverse developments or the absence of sustained improvement in general business, economic or political conditions or the U.S. residential real estate markets, either regionally or nationally, including but not limited to:
◦a decline or a lack of improvement in the number of homesales;
◦stagnant or declining home prices;
◦a reduction in the affordability of housing;
◦increasing mortgage rates and/or constraints on the availability of mortgage financing;
◦insufficient or excessive home inventory levels by market and price point;
◦a lack of improvement or deceleration in the building of new housing and/or irregular timing or volume of new development closings;
◦the potential negative impact of certain provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) on (i) home values over time in states with high property, sales and state and local income taxes and (ii) homeownership rates; and/or
◦the impact of recessions, slow economic growth, or a deterioration in other economic factors that particularly impact the residential real estate market and the business segments in which we operate whether broadly or by geography and price segments;
•the impact of increased competition in the industry and for the affiliation of independent sales agents on our results of operations and market share, including competition from:
◦real estate brokerages, including those seeking to disrupt historic real estate brokerage models;
◦other industry participants seeking to eliminate brokers or agents from, or minimize the role they play in, the homesale transaction; and
◦other industry participants otherwise competing for a portion of gross commission income;
•continuing pressure on the share of gross commission income paid by our company owned brokerages and affiliated franchisees to affiliated independent sales agents and independent sales agent teams;
•our inability to successfully develop or procure technology that supports our strategy to grow the base of independent sales agents at our company owned and franchisee real estate brokerages;
•our geographic and high-end market concentration, including the heightened competition for independent sales agents in those geographies and price points;
•our inability to enter into franchise agreements with new franchisees or renew existing franchise agreements, including at current contractual royalty rates without increasing the amount and prevalence of sales incentives;
•the lack of revenue growth or declining profitability of our franchisees and company owned brokerage operations or declines in other revenue streams, such as third-party listing fees;
•negative industry or business trends (including further declines in our market capitalization) may have a further impact on our valuation of goodwill and intangibles;

•the extent of the negative impact of the discontinuation of the USAA program in the third quarter of 2019 on the Company’s revenues and profits derived from affinity program referrals from our Broker Network (including revenue to Relocation Services, Franchised Services and Owned Brokerage Services);
•the loss of another significant affinity client or multiple significant relocation clients or changes in corporate relocation practices resulting in fewer employee relocations or reduced relocation benefits as well as the effect of increasing competition in corporate relocation;
•risks related to our planned sale of our employee relocation business to SIRVA Worldwide, Inc., a subsidiary of SIRVA, Inc., including with respect to matters of timing, anticipated benefits and the financial impact to our business;
•an increase in the experienced claims losses of our title underwriter;
•our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (2) privacy or data security laws and regulations, (3) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws and (4) antitrust laws and regulations;
•risks relating to our ability to return capital to stockholders including, among other risks, the restrictions contained in our debt agreements, in particular the indenture governing the 9.375% Senior Notes;
•risks associated with our substantial indebtedness and interest obligations and restrictions contained in our debt agreements, including risks relating to having to dedicate a significant portion of our cash flows from operations to service our debt and risks relating to our ability to refinance or repay our indebtedness or incur additional indebtedness; and
•risks and growing costs related to both cybersecurity threats to our data and customer, franchisee, employee and independent sales agent data, as well as those related to our compliance with the growing number of laws, regulations and other requirements related to the protection of personal information.
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of September 30, 2019, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 7, 2019

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of September 30, 2019, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2019 and 2018, and of cash flows for the nine-month periods ended September 30, 2019 and 2018, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 7, 2019

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues
Gross commission income	$1,201	$1,246	$3,310	$3,536
Service revenue	269	268	710	728
Franchise fees	108	109	290	302
Other	51	53	168	159
Net revenues	1,629	1,676	4,478	4,725
Expenses
Commission and other agent-related costs	875	902	2,405	2,556
Operating	388	387	1,158	1,171
Marketing	64	63	202	199
General and administrative	85	80	262	244
Former parent legacy cost, net	1	—	1	—
Restructuring costs, net	11	9	32	45
Impairments	183	—	186	—
Depreciation and amortization	50	49	149	146
Interest expense, net	66	41	210	120
(Gain) loss on the early extinguishment of debt	(10)	—	(5)	7
Total expenses	1,713	1,531	4,600	4,488
(Loss) income before income taxes, equity in (earnings) losses and noncontrolling interests	(84)	145	(122)	237
Income tax (benefit) expense	(8)	40	(9)	73
Equity in (earnings) losses of unconsolidated entities	(7)	1	(15)	3
Net (loss) income	(69)	104	(98)	161
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(70)	$103	$(100)	$159

(Loss) earnings per share attributable to Realogy Holdings:
Basic (loss) earnings per share	$(0.61)	$0.84	$(0.88)	$1.26
Diluted (loss) earnings per share	$(0.61)	$0.83	$(0.88)	$1.25
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	114.3	122.7	114.2	126.5
Diluted	114.3	123.6	114.2	127.6

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net (loss) income	$(69)	$104	$(98)	$161
Currency translation adjustment	(1)	—	(1)	(2)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	1	—	2	1
Other comprehensive income (loss), before tax	—	—	1	(1)
Income tax expense related to items of other comprehensive income amounts	1	—	1	—
Other comprehensive loss, net of tax	(1)	—	—	(1)
Comprehensive (loss) income	(70)	104	(98)	160
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Comprehensive (loss) income attributable to Realogy Holdings and Realogy Group	$(71)	$103	$(100)	$158

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2019	December 31, 2018

ASSETS
Current assets:
Cash and cash equivalents	$266	$225
Restricted cash	12	13
Trade receivables (net of allowance for doubtful accounts of $12 and $9)	155	146
Relocation receivables	268	231
Other current assets	161	153
Total current assets	862	768
Property and equipment, net	315	304
Operating lease assets, net	538	—
Goodwill	3,532	3,712
Trademarks	749	749
Franchise agreements, net	1,176	1,227
Other intangibles, net	232	254
Other non-current assets	313	276
Total assets	$7,717	$7,290
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$145	$147
Securitization obligations	228	231
Current portion of long-term debt	304	748
Current portion of operating lease liabilities	129	—
Accrued expenses and other current liabilities	412	401
Total current liabilities	1,218	1,527
Long-term debt	3,221	2,800
Long-term operating lease liabilities	471	—
Deferred income taxes	374	389
Other non-current liabilities	250	259
Total liabilities	5,534	4,975
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2019 and December 31, 2018	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 114,335,466 shares issued and outstanding at September 30, 2019 and 114,620,499 shares issued and outstanding at December 31, 2018	1	1
Additional paid-in capital	4,837	4,869
Accumulated deficit	(2,607)	(2,507)
Accumulated other comprehensive loss	(52)	(52)
Total stockholders' equity	2,179	2,311
Noncontrolling interests	4	4
Total equity	2,183	2,315
Total liabilities and equity	$7,717	$7,290

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Operating Activities
Net (loss) income	$(98)	$161
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	149	146
Deferred income taxes	(16)	59
Impairments	186	—
Amortization of deferred financing costs and debt discount	7	11
(Gain) loss on the early extinguishment of debt	(5)	7
Equity in (earnings) losses of unconsolidated entities	(15)	3
Stock-based compensation	25	31
Mark-to-market adjustments on derivatives	49	(20)
Other adjustments to net income	(4)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(8)	(26)
Relocation receivables	(38)	(112)
Other assets	(4)	(15)
Accounts payable, accrued expenses and other liabilities	2	(18)
Dividends received from unconsolidated entities	2	3
Other, net	(2)	(5)
Net cash provided by operating activities	230	224
Investing Activities
Property and equipment additions	(78)	(73)
Payments for acquisitions, net of cash acquired	(1)	(1)
Investment in unconsolidated entities	(10)	(15)
Proceeds from investments in unconsolidated entities	—	19
Other, net	3	10
Net cash used in investing activities	(86)	(60)
Financing Activities
Net change in Revolving Credit Facility	(5)	180
Payments for refinancing of Term Loan B	—	(4)
Proceeds from refinancing of Term Loan A & A-1	—	17
Proceeds from issuance of Senior Notes	550	—
Redemption and repurchases of Senior Notes	(533)	—
Amortization payments on term loan facilities	(22)	(17)
Net change in securitization obligations	(3)	70
Debt issuance costs	(9)	(16)
Cash paid for fees associated with early extinguishment of debt	(5)	—
Repurchase of common stock	(20)	(302)
Dividends paid on common stock	(31)	(34)
Taxes paid related to net share settlement for stock-based compensation	(6)	(10)
Payments of contingent consideration related to acquisitions	(3)	(21)
Other, net	(17)	(23)
Net cash used in financing activities	(104)	(160)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net increase in cash, cash equivalents and restricted cash	40	3
Cash, cash equivalents and restricted cash, beginning of period	238	234
Cash, cash equivalents and restricted cash, end of period	$278	$237
Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $6 for both periods presented)	$130	$118
Income tax payments, net	7	10

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of September 30, 2019 and the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2019 and 2018 and cash flows for the nine months ended September 30, 2019 and 2018. The Consolidated Balance Sheet at December 31, 2018 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2018.
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
The following table summarizes fair value measurements by level at September 30, 2019 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$2	$—	$—	$2
Interest rate swaps (included in other current and non-current liabilities)	—	60	—	60
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	4	4
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2018	$10
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(4)
Changes in fair value (reflected in general and administrative expenses)	(2)
Fair value of contingent consideration at September 30, 2019	$4

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2019		December 31, 2018
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$265	$265	$270	$270
Term Loan B	1,061	1,009	1,069	1,010
Term Loan A Facility:
Term Loan A	722	695	736	707
4.50% Senior Notes	—	—	450	447
5.25% Senior Notes	550	547	550	524
4.875% Senior Notes	407	377	500	434
9.375% Senior Notes	550	507	—	—
Securitization obligations	228	228	231	231
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At September 30, 2019 and December 31, 2018, the Company had various equity method investments aggregating $66 million and $51 million, respectively, which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The investment balances at September 30, 2019 and December 31, 2018 included $57 million and $43 million, respectively, for the Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity").
For the three months ended September 30, 2019 and 2018, the Company recorded equity earnings of $7 million and equity losses of $1 million, respectively, at the Title and Settlement Services segment. For the nine months ended September 30, 2019 and 2018, the Company recorded equity earnings of $15 million and equity losses of $3 million, respectively, at the Title and Settlement Services segment.
The Company received $2 million and $3 million in cash dividends from equity method investments during the nine months ended September 30, 2019 and 2018, respectively. The Company invested $2 million and $4 million of cash into Guaranteed Rate Affinity during the nine months ended September 30, 2019 and 2018, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $8 million and an expense of $40 million for the three months ended September 30, 2019 and 2018, respectively, and a benefit of $9 million and an expense of $73 million for the nine months ended September 30, 2019 and 2018, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses foreign currency forward contracts largely to manage its exposure to changes in foreign currency exchange rates associated with its foreign currency denominated receivables and payables.  The Company primarily manages its foreign currency exposure to the Swiss Franc, Euro, British Pound and Canadian Dollar. The Company has not elected to utilize hedge accounting for these forward contracts; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations. However, the fluctuations in the value of these forward contracts generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. As of September 30, 2019, the Company had outstanding foreign currency forward contracts in an asset position with a fair value of less than $1 million and a notional value of $33 million. As of December 31, 2018, the Company had outstanding foreign currency forward contracts in a liability position with a fair value of less than $1 million and a notional value of $27 million.

The Company also enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of September 30, 2019, the Company had interest rate swaps with an aggregate notional value of $1,600 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swap contracts	Other non-current assets	$—	$6
	Other current and non-current liabilities	60	16
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2019	2018	2019	2018
Interest rate swap contracts	Interest expense	$12	$(7)	$50	$(19)
Foreign exchange contracts	Operating expense	(1)	—	(1)	(1)
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $12 million and $13 million at September 30, 2019 and December 31, 2018, respectively.
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

	Three Months Ended September 30,
	Real Estate Franchise Services		Company Owned Real Estate Brokerage Services		Relocation Services		Title & Settlement Services		Corporate and Other		Total Company
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross commission income (a)	$—	$—	$1,201	$1,246	$—	$—	$—	$—	$—	$—	$1,201	$1,246
Service revenue (b)	—	—	2	3	102	107	165	158	—	—	269	268
Franchise fees (c)	186	189	—	—	—	—	—	—	(78)	(80)	108	109
Other (d)	30	32	19	19	1	1	5	4	(4)	(3)	51	53
Net revenues	$216	$221	$1,222	$1,268	$103	$108	$170	$162	$(82)	$(83)	$1,629	$1,676

	Nine Months Ended September 30,
	Real Estate Franchise Services		Company Owned Real Estate Brokerage Services		Relocation Services		Title & Settlement Services		Corporate and Other		Total Company
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross commission income (a)	$—	$—	$3,310	$3,536	$—	$—	$—	$—	$—	$—	$3,310	$3,536
Service revenue (b)	—	—	7	7	273	289	430	432	—	—	710	728
Franchise fees (c)	505	531	—	—	—	—	—	—	(215)	(229)	290	302
Other (d)	108	103	52	50	3	3	14	12	(9)	(9)	168	159
Net revenues	$613	$634	$3,369	$3,593	$276	$292	$444	$444	$(224)	$(238)	$4,478	$4,725

______________
(a)Consists primarily of revenues related to gross commission income at the Company Owned Real Estate Brokerage Services segment which is recognized at a point in time at the closing of a homesale transaction.
(b)Service revenue primarily consists of title and escrow fees at the Title and Settlement Services segment, which are recognized at a point in time at the closing of a homesale transaction, and relocation fees at the Relocation Services segment, which are recognized as revenue when or as the related performance obligation is satisfied, which is dependent on the type of service performed.
(c)Franchise fees at the Real Estate Franchise Services segment primarily include domestic royalties which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).
(d)Other revenue is comprised of brand marketing funds received at the Real Estate Franchise Services segment from franchisees, third-party listing fees and other miscellaneous revenues across all of the business segments.
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2019	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2019
Real Estate Franchise Services:
Deferred area development fees (a)	$54	$1	$(6)	$49
Deferred brand marketing fund fees (b)	12	69	(72)	9
Other deferred income related to revenue contracts	12	24	(27)	9
Total Real Estate Franchise Services	78	94	(105)	67
Company Owned Real Estate Brokerage Services:
Advanced commissions related to development business (c)	10	2	(2)	10
Other deferred income related to revenue contracts	4	5	(5)	4
Total Company Owned Real Estate Brokerage Services	14	7	(7)	14
Relocation Services:
Deferred broker network fees (d)	—	10	(6)	4
Deferred outsourcing fees (e)	4	44	(44)	4
Other deferred income related to revenue contracts	5	19	(20)	4
Total Relocation Services	9	73	(70)	12
Total	$101	$174	$(182)	$93
_______________
(a)The Company collects initial area development fees ("ADF") for international territory transactions, which are recorded as deferred revenue when received and recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination.
(b)Revenues recognized include intercompany marketing fees paid by the Company Owned Real Estate Brokerage Services segment.
(c)New development closings generally have a development period of between 18 and 24 months from contracted date to closing.
(d)Network fees are generally billed annually and recognized into revenue on a straight-line basis each month during the membership period.
(e)Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type.
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued Accounting Standard Update No. 2017-04 (Topic 350), "Simplifying the Test of Goodwill Impairment." This update simplifies how the Company is required to test goodwill for impairment by eliminating step two, which requires a hypothetical purchase price allocation, from the goodwill impairment test. Under the new guidance, goodwill impairment will equal the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The standard is effective for interim or annual goodwill impairment tests during fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied prospectively. The Company elected to early adopt this standard and the new goodwill impairment guidance was applied to our goodwill impairment test performed as of September 1, 2019.
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
_______________
(a)The $552 million adjustment to Total assets due to the adoption of the new leasing standard consists of $414 million at the Company Owned Real Estate Brokerage Services segment, $52 million at the Corporate and Other segment, $46 million at the Title and Settlement Services segment and $40 million at the Relocation Services Segment.
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
2. LEASES
The Company's lease portfolio consists primarily of office space and equipment. The Company has approximately 1,100 real estate leases with lease terms ranging from less than 1 year to 17 years and includes the Company's brokerage sales offices, regional and branch offices for our title and relocation businesses, corporate headquarters, regional headquarters, and facilities serving as local administration, training and storage. The Company's brokerage sales offices are generally located in shopping centers and small office parks, typically with lease terms of 1 year to 5 years. In addition, the Company has equipment leases which primarily consist of furniture, computers and other office equipment.
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
Supplemental balance sheet information related to the Company's leases was as follows:

Lease Type	Balance Sheet Classification	September 30, 2019
Assets:
Operating lease assets	Operating lease assets, net	$538
Finance lease assets (a)	Property and equipment, net	38
Total lease assets, net		$576

Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$129
Finance lease liabilities	Accrued expenses and other current liabilities	12
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	471
Finance lease liabilities	Other non-current liabilities	20
Total lease liabilities		$632

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		5.7
Finance leases		3.2

Weighted average discount rate:
Operating leases		5.2%
Finance leases		4.0%

_______________
(a)Finance lease assets are recorded net of accumulated amortization of $36 million.
As of September 30, 2019, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
Remaining 2019	$30	$3	$33
2020	162	12	174
2021	135	10	145
2022	109	6	115
2023	82	3	85
Thereafter	181	—	181
Total lease payments	699	34	733
Less: Interest	99	2	101
Present value of lease liabilities	$600	$32	$632
As previously disclosed in our 2018 Annual Report on Form 10-K and under historical lease accounting guidance, future minimum lease payments for noncancelable operating leases as of December 31, 2018 were as follows:

Year	As of December 31, 2018
2019	$165
2020	144
2021	120
2022	95
2023	79
Thereafter	196
Total	$799
Supplemental income statement information related to the Company's leases is as follows:

	Three Months Ended	Nine Months Ended
Lease Costs	September 30, 2019	September 30, 2019
Operating lease costs	$42	$125
Finance lease costs:
Amortization of leased assets	3	10
Interest on lease liabilities	—	1
Other lease costs (a)	9	22
Impairment loss	3	5
Less: Sublease income, gross	1	2
Net lease cost	$56	$161
_______________
(a)Primarily consists of variable lease costs.
Supplemental cash flow information related to leases was as follows:

Nine Months Ended
September 30, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$127
Operating cash flows from finance leases	1
Financing cash flows from finance leases	11

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$88
Finance leases	12
Significant non-cash transactions included finance lease additions of $11 million for the nine months ended September 30, 2018, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.

3. INTANGIBLE ASSETS
Goodwill by segment and changes in the carrying amount are as follows:

	Real Estate Franchise Services	Company Owned Brokerage Services	Relocation Services	Title and Settlement Services	Total Company
Balance at December 31, 2018	$2,292	$906	$360	$154	$3,712
Goodwill acquired	—	—	—	—	—
Impairment loss	—	(180)	—	—	(180)
Balance at September 30, 2019	$2,292	$726	$360	$154	$3,532

Accumulated impairment losses (a)	$1,023	$338	$281	$324	$1,966
_______________
(a)Includes impairment charges which reduced goodwill by $180 million, $1,279 million and $507 million during the third quarter of 2019, fourth quarter of 2008 and fourth quarter of 2007, respectively.
Goodwill and indefinite-lived intangibles are not amortized, but are subject to impairment testing. The testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value.
During the third quarter of 2019, the Company determined that the decrease in the stock price of the Company and the impact on future earnings related to the discontinuation of the USAA program qualified as triggering events for all of its reporting segments and accordingly the Company performed an impairment analysis of goodwill and indefinite-lived intangible assets as of September 1, 2019.
As a result of the interim impairment test, the Company recognized a goodwill impairment charge totaling $180 million related to the Company Owned Real Estate Brokerage Services segment. The results of the Company's interim impairment test indicated no other impairment charges were required for the other reporting segments or indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units by 10% and determined no impairment of goodwill or other indefinite-lived intangible assets would have been recognized under this evaluation.
The Company estimated the fair value of each reporting unit using the income approach, utilizing long-term cash flow forecasts adjusted for terminal value assumptions. We determine the fair value of our reporting segments utilizing our best estimate of future revenues, operating expenses including commission expense, cash flows, market and general economic conditions, trends in the industry, as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties. Although we believe our assumptions are reasonable, actual results may vary significantly. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform a sensitivity analysis on key estimates and assumptions.
Intangible assets are as follows:

	As of September 30, 2019			As of December 31, 2018
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$843	$1,176	$2,019	$792	$1,227
Indefinite life—Trademarks (b)	$749		$749	$749		$749
Other Intangibles
Amortizable—License agreements (c)	$45	$12	$33	$45	$11	$34
Amortizable—Customer relationships (d)	549	376	173	549	359	190
Indefinite life—Title plant shares (e)	19		19	18		18
Amortizable—Other (f)	30	23	7	33	21	12
Total Other Intangibles	$643	$411	$232	$645	$391	$254

_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise brands and Cartus tradenames, which are expected to generate future cash flows for an indefinite period of time.
(c)Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(d)Relates to the customer relationships at the Relocation Services segment, the Title and Settlement Services segment and our Company Owned Real Estate Brokerage Services segment. These relationships are being amortized over a period of 2 to 20 years.
(e)Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(f)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Franchise agreements	$17	$17	$51	$51
License agreements	1	1	1	1
Customer relationships	5	5	17	17
Other	2	1	4	4
Total	$25	$24	$73	$73
Based on the Company’s amortizable intangible assets as of September 30, 2019, the Company expects related amortization expense for the remainder of 2019, the four succeeding years and thereafter to be approximately $24 million, $95 million, $93 million, $92 million, $91 million and $994 million, respectively.
4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2019	December 31, 2018
Accrued payroll and related employee costs	$107	$118
Accrued volume incentives	32	37
Accrued commissions	38	30
Restructuring accruals	11	15
Deferred income	53	59
Accrued interest	46	15
Current portion of finance/capital lease liabilities	12	12
Due to former parent	18	21
Other	95	94
Total accrued expenses and other current liabilities	$412	$401

5. SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2019	December 31, 2018
Senior Secured Credit Facility:
Revolving Credit Facility	$265	$270
Term Loan B	1,047	1,053
Term Loan A Facility:
Term Loan A	718	732
4.50% Senior Notes	—	449
5.25% Senior Notes	548	547
4.875% Senior Notes	405	497
9.375% Senior Notes	542	—
Total Short-Term & Long-Term Debt	$3,525	$3,548
Securitization Obligations:
Apple Ridge Funding LLC	$216	$218
Cartus Financing Limited	12	13
Total Securitization Obligations	$228	$231
Indebtedness Table
As of September 30, 2019, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$265	$ *	$265
Term Loan B	(3)	February 2025	1,061	14	1,047
Term Loan A Facility:
Term Loan A	(4)	February 2023	722	4	718
Senior Notes	5.25%	December 2021	550	2	548
Senior Notes	4.875%	June 2023	407	2	405
Senior Notes	9.375%	April 2027	550	8	542
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2020	216	*	216
Cartus Financing Limited (7)		August 2020	12	*	12
Total (8)			$3,783	$30	$3,753
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of September 30, 2019, the Company had $1,425 million of borrowing capacity under its Revolving Credit Facility. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. On November 5, 2019, the Company had $255 million in outstanding borrowings under the Revolving Credit Facility and $27 million of outstanding letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2019 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2019.
(3)The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).

(4)The Term Loan A provides for quarterly amortization payments, which commenced on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2019.
(5)Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(6)As of September 30, 2019, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $34 million of available capacity.
(7)Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2019, the Company had $18 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $6 million of available capacity. In August 2019, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2020.
(8)Not included in this table is the Company's Unsecured Letter of Credit Facility which had a capacity of $66 million with $56 million utilized at a weighted average rate of 3.33% at September 30, 2019.
Maturities Table
As of September 30, 2019, the combined aggregate amount of maturities for long-term borrowings, excluding securitization obligations, for the remainder of 2019 and each of the next four years is as follows:

Year	Amount
Remaining 2019 (a)	$273
2020	44
2021	612
2022	81
2023	981
_______________
(a)Remaining 2019 includes amortization payments totaling $5 million and $3 million for the Term Loan A and Term Loan B facilities, respectively, as well as $265 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $304 million shown on the condensed consolidated balance sheet consists of four quarters of amortization payments totaling $28 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $265 million of revolver borrowings under the Revolving Credit Facility.
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
The Senior Secured Credit Agreement provides for:
(a)the Term Loan B issued in the original aggregate principal amount of $1,080 million with a maturity date of February 2025. The Term Loan B has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at Realogy Group's option, adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%); and

(b)a $1,425 million Revolving Credit Facility with a maturity date of February 2023, which includes a $125 million letter of credit subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes as well as the securitization obligations. At September 30, 2019, Realogy Group was in compliance with the senior secured leverage ratio covenant.
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

During the third quarter of 2019, Realogy Group used cash on hand to repurchase $93 million of its 4.875% Senior Notes in open market purchases at an aggregate purchase price of $83 million, plus accrued interest to the repurchase date. In conjunction with the repurchase, the Company recorded a gain on the early extinguishment of debt of $10 million.
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
Other Debt Facilities
The Company has an Unsecured Letter of Credit Facility to provide for the issuance of letters of credit required for general corporate purposes by the Company which expires in December 2019. At September 30, 2019, the capacity of the facility was $66 million, with $56 million being utilized and at December 31, 2018, the capacity was $66 million, with $63 million being utilized.
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

Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2020. As of September 30, 2019, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $216 million being utilized.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility. In August 2019, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2020. As of September 30, 2019, there were $12 million of outstanding borrowings under the facilities. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets must be utilized to repay securitization obligations. These obligations were collateralized by $271 million and $238 million of underlying relocation receivables and other related relocation assets at September 30, 2019 and December 31, 2018, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group’s securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $2 million for both the three months ended September 30, 2019 and 2018, and $6 million for both the nine months ended September 30, 2019 and 2018. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation business where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.3% and 3.7% for the nine months ended September 30, 2019 and 2018, respectively.
Gain/Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
During the nine months ended September 30, 2019, the Company recorded a gain on the early extinguishment of debt of $5 million which consisted of a $10 million gain as a result of the repurchase of $93 million of its 4.875% Senior Notes during the third quarter of 2019, partially offset by a $5 million loss as a result of the refinancing transactions in the first quarter of 2019.
As a result of the refinancing transactions in February 2018, the Company recorded a loss on the early extinguishment of debt of $7 million and wrote off financing costs of $2 million to interest expense during the nine months ended September 30, 2018.

6. RESTRUCTURING COSTS
Restructuring charges were $11 million and $32 million for the three and nine months ended September 30, 2019, respectively, and $9 million and $45 million for the three and nine months ended September 30, 2018, respectively. The components of the restructuring charges for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Personnel-related costs (1)	$4	$3	$20	$20
Facility-related costs (2)	6	3	11	15
Internal use software impairment (3)	—	3	—	10
Other restructuring costs (4)	1	—	1	—
Total restructuring charges (5)	$11	$9	$32	$45
_______________
(1)Personnel-related costs consist of severance costs provided to employees who have been terminated and duplicate payroll costs during transition.
(2)Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, amortization of lease assets that will continue to be incurred under the contract for its remaining term without economic benefit to the Company, accelerated depreciation on asset disposals and other facility and employee relocation related costs.
(3)Internal use software impairment relates to development costs capitalized for a project that was determined to not meet the Company's strategic goals when analyzed by the Company's new leadership team.
(4)Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities which are primarily included in the Corporate and Other business segment.
(5)The three and nine months ended September 30, 2019 include $10 million and $28 million, respectively, of expense related to the Facility and Operational Efficiencies Program and $1 million and $4 million, respectively, of expense related to prior restructuring programs. Restructuring charges for three and nine months ended September 30, 2018 relate to prior restructuring programs.
Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, the Company commenced the implementation of a plan to accelerate its office consolidation to reduce storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, the Company commenced a plan to transform and centralize certain aspects of the operational support and drive changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable. In the fourth quarter of 2019, the Company expanded its operational efficiencies program to focus on workforce optimization. This workforce optimization initiative is focused on consolidating similar or overlapping roles, reducing the number of hierarchical layers and streamlining work and decision making. Separately, the Company also reduced headcount in the third quarter in connection with the wind down of a former affinity program.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs (1)	Other restructuring costs	Total
Balance at December 31, 2018	$—	$—	$—	$—
Restructuring charges	17	10	1	28
Costs paid or otherwise settled	(14)	(6)	(1)	(21)
Balance at September 30, 2019	$3	$4	$—	$7
_______________
(1)In addition, the Company incurred an additional $5 million related to lease asset impairments in connection with the Facility and Operational Efficiencies Program during the nine months ended September 30, 2019.

The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred through September 30, 2019	Total amount remaining to be incurred
Personnel-related costs	$24	$17	$7
Facility-related costs (1)	41	10	31
Other restructuring costs	1	1	—
Total	$66	$28	$38
_______________
(1)Facility-related costs includes lease asset impairments expected to be incurred under the Facility and Operational Efficiencies Program.
The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred through September 30, 2019	Total amount remaining to be incurred
Real Estate Franchise Services	$4	$1	$3
Company Owned Real Estate Brokerage Services	47	17	30
Relocation Services	5	5	—
Title and Settlement Services	1	1	—
Corporate and Other	9	4	5
Total	$66	$28	$38
Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan included senior leadership realignment, an enhanced focus on technology and talent, as well as further attention to office footprint and other operational efficiencies. The activities undertaken in connection with the restructuring plan are complete. At December 31, 2018, the remaining liability was $20 million. During the nine months ended September 30, 2019, the Company incurred personnel-related costs of $3 million, paid or settled costs of $11 million and reclassified $4 million to offset related lease assets upon adoption of the new leasing standard, resulting in a remaining accrual of $8 million, primarily related to personnel and facility related liabilities.
7. EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2019	114.3	$1	$4,837	$(2,537)	$(51)	$3	$2,253
Net (loss) income	—	—	—	(70)	—	1	(69)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	10	—	—	—	10
Dividends declared ($0.09 per share)	—	—	(10)	—	—	—	(10)
Balance at September 30, 2019	114.3	$1	$4,837	$(2,607)	$(52)	$4	$2,183

	Three Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2018	124.6	$1	$5,073	$(2,588)	$(47)	$3	$2,442
Net income	—	—	—	103	—	1	104
Repurchase of common stock	(4.7)	—	(102)	—	—	—	(102)
Stock-based compensation	—	—	10	—	—	—	10
Dividends declared ($0.09 per share)	—	—	(11)	—	—	—	(11)
Balance at September 30, 2018	119.9	$1	$4,970	$(2,485)	$(47)	$4	$2,443

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2018	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net (loss) income	—	—	—	(100)	—	2	(98)
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	25	—	—	—	25
Issuance of shares for vesting of equity awards	1.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends declared ($0.27 per share)	—	—	(31)	—	—	(2)	(33)
Balance at September 30, 2019	114.3	$1	$4,837	$(2,607)	$(52)	$4	$2,183

	Nine Months Ended September 30, 2018
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2017	131.6	$1	$5,285	$(2,631)	$(37)	$4	$2,622
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(13)	(9)	—	(22)
Net income	—	—	—	159	—	2	161
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(12.5)	—	(302)	—	—	—	(302)
Stock-based compensation	—	—	31	—	—	—	31
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(10)	—	—	—	(10)
Dividends declared ($0.27 per share)	—	—	(34)	—	—	(2)	(36)
Balance at September 30, 2018	119.9	$1	$4,970	$(2,485)	$(47)	$4	$2,443
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
In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share. The Company did not repurchase any shares under the share repurchase programs during the second and third quarters of 2019. As of September 30, 2019, the Company had repurchased and retired 35.5 million shares of common stock for an aggregate of $896 million at a total weighted average market price of $25.22 per share. As of September 30, 2019, $204 million remained available for repurchase under the share repurchase programs.
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
Dividends
The Board declared and paid a quarterly cash dividend of $0.09 per share on the Company’s common stock during the first, second and third quarters of 2019. In early November 2019, the Company's Board of Directors determined that, effective immediately, it will no longer pay a quarterly cash dividend.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2019	2018	2019	2018
Net (loss) income attributable to Realogy Holdings stockholders	$(70)	$103	$(100)	$159
Basic weighted average shares	114.3	122.7	114.2	126.5
Stock options, restricted stock units and performance share units (a)(b)	—	0.9	—	1.1
Weighted average diluted shares	114.3	123.6	114.2	127.6
(Loss) Earnings Per Share:
Basic	$(0.61)	$0.84	$(0.88)	$1.26
Diluted	$(0.61)	$0.83	$(0.88)	$1.25
_______________
(a)The Company was in a net loss position for the three and nine months ended September 30, 2019 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. At September 30, 2019, the number of shares of common stock issuable for incentive equity awards, with performance awards based on the achievement of target amounts, was 10.8 million.
(b)The three and nine months ended September 30, 2018, respectively, exclude 7.4 million and 7.2 million shares of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.

9. COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters include but are not limited to allegations:
•that independent residential real estate sales agents engaged by the Company Owned Real Estate Brokerage Services segment or by affiliated franchisees—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against the Company Owned Real Estate Brokerage Services segment for breach of contract, wage and hour classification claims, wrongful discharge, unemployment and workers' compensation and could seek benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees or similar claims against our franchise operations as an alleged joint employer of an affiliated franchisee’s independent sales agents;
•concerning other employment law matters, including other types of worker classification claims as well as wage and hour claims and retaliation claims;
•concerning anti-trust and anti-competition matters;
•that the Company is vicariously liable for the acts of franchisees under theories of actual or apparent agency;
•by current or former franchisees that franchise agreements were breached including improper terminations;
•concerning alleged RESPA or state real estate law violations;
•concerning claims related to the Telephone Consumer Protection Act, including autodialer claims;
•concerning claims generally against the company owned brokerage operations for negligence, misrepresentation or breach of fiduciary duty in connection with the performance of real estate brokerage or other professional services as well as other brokerage claims associated with listing information and property history;
•related to copyright law, including infringement actions alleging improper use of copyrighted photographs on websites or in marketing materials without consent of the copyright holder;
•concerning breach of obligations to make websites and other services accessible for consumers with disabilities;
•concerning claims generally against the title company contending that, as the escrow company, the company knew or should have known that a transaction was fraudulent or concerning other title defects or settlement errors;
•concerning information security and cyber-crime, including claims under new and emerging data privacy laws related to the protection of customer, employee or third-party information, as well as those related to the diversion of homesale transaction closing funds; and
•those related to general fraud claims.
Worker Classification Litigation
Whitlach v. Premier Valley, Inc. d/b/a Century 21 M&M and Century 21 Real Estate LLC (Superior Court of California, Stanislaus County). This was filed as a putative class action complaint on December 20, 2018 by plaintiff James Whitlach against Premier Valley Inc., a Century 21 Real Estate independently-owned franchisee doing business as Century 21 M&M (“Century 21 M&M”). The complaint also names Century 21 Real Estate LLC, a wholly-owned subsidiary of the Company and the franchisor of Century 21 Real Estate (“Century 21”), as an alleged joint employer of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents of both Century 21 M&M and Century 21 in California. The plaintiff alleges that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The complaint also asserts an unfair business practice claim based on the alleged violations described above.
On February 15, 2019, the plaintiff amended his complaint to assert claims pursuant to the California Private Attorneys General Act (“PAGA”). The PAGA claims included in the amended complaint are substantively similar to those asserted in the original complaint. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties. In April 2019, the defendants filed motions to compel arbitration of the non-

PAGA claims and to stay the PAGA claims pending resolution of the arbitrable claims. On June 5, 2019, the court dismissed the plaintiff’s non-PAGA claims without prejudice and withdrew the defendants’ motion to compel arbitration by stipulation of the parties. The plaintiff continues to pursue his PAGA claims as a representative of purported "aggrieved employees" as defined by PAGA. The plaintiff currently seeks, as the representative of all purported aggrieved employees, all non-individualized relief available to the purported aggrieved employees under PAGA, as well as attorneys’ fees.
Fenley v. Realogy Franchise Group LLC, Sotheby’s International Realty, Inc., Wish Properties, Inc. and DOES 1-100 (Superior Court of California, Kern County). This is a putative class action complaint filed on April 25, 2019 by plaintiff Elizabeth Fenley against Wish Properties, Inc, a Sotheby’s International Realty independently-owned franchisee doing business as Wish Sotheby’s International Realty (“Wish SIR”). The complaint also names Realogy Franchise Group LLC and Sotheby’s International Realty, Inc., wholly-owned subsidiaries of the Company, as alleged joint employers of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents in California affiliated with any Realogy Franchise Group brand. The plaintiff alleges that all defendants are jointly responsible for misclassifying Wish SIR’s agents as independent contractors and failed to reimburse for business expenses, provide accurate wage statements and pay wages timely, all in violation of the California Labor Code. The complaint also asserts an unfair business practice claim based on the violations previously described. The plaintiff seeks reimbursement of allegedly necessary expenses, liquidated damages, waiting time penalties, civil penalties, pre- and post-judgment interest, restitution, injunctive relief, and attorneys’ fees and costs. On September 17, 2019, the Court denied the defendants’ motions to compel arbitration.
These cases raise various previously unlitigated claims and the PAGA claims in the Whitlach matter add additional litigation, financial and operating uncertainties. There are similar classification cases pending against several other brokerages in the state of California and developments in one or more of those cases could impact progress in these cases. For a summary of legislation adopted by the California State Legislature in September 2019, which codified an alternate worker classification test applicable to real estate professionals that is less restrictive than the judicial test that had been adopted by the California Supreme Court in the second quarter of 2018, see Part II, Item 1, "Legal Proceedings", in this report.
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
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. Plaintiffs' counsel has filed a motion to appoint lead counsel in the case, which has yet to be decided by the court. On August 9, 2019, NAR and the Company (together with the other defendants named in the amended Moehler complaint) each filed separate motions to dismiss this litigation. The plaintiffs filed their opposition to the motions to dismiss on September 13, 2019, and the defendants filed their replies in support of the motions on October 18, 2019.
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 by plaintiffs Joshua Sitzer and Amy Winger against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Moehrl litigation. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On August 22,

2019, the Court denied defendants' motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois and on October 16, 2019, denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants).
Securities Litigation
Tanaskovic v. Realogy Holdings Corp., et. al. (U.S. District Court for the District of New Jersey). This is a putative class action complaint filed on July 11, 2019 by plaintiff Sasa Tanaskovic against the Company and certain of its current and former executive officers. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between February 24, 2017 through May 22, 2019, as well as attorneys’ fees and costs. On September 9, 2019, plaintiff Tanaskovic and a new plaintiff, Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust (the “Retirement Trust”), each filed a motion to be appointed lead plaintiff and for approval of its selection of counsel. On September 23, 2019, plaintiff Tanaskovic withdrew its motion and plaintiff Retirement Trust filed a notice that its motion is unopposed.
Fried v. Realogy Holdings Corp., et al. (U.S. District Court for the District of New Jersey). This is a putative derivative action filed on October 23, 2019 by plaintiff Adam Fried against the Company (as nominal defendant) and certain of its current and former executive officers and members of its Board of Directors (as defendants). The lawsuit alleges violations of Section 14(a) of the Exchange Act and breach of fiduciary duties for, among other things, allegedly false and misleading statements made by the Company about its business, operations and prospects as well as unjust enrichment claims. The plaintiff seeks, among other things, compensatory damages, disgorgement of improper compensation, certain reforms to the Company’s corporate governance and internal procedures and attorneys’ fees and costs.
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
* * *
Company-Initiated Litigation
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries, filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass") alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. On September 6, 2019, Compass filed a motion to dismiss this litigation. On September 26, 2019, the Company filed an amended complaint, which adds certain factual allegations in support of the Company’s claims, withdraws the count for aiding and abetting breach of contract and adds a count for defamation.
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
The due to former parent balance was $18 million at September 30, 2019 and $21 million at December 31, 2018, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $640 million at September 30, 2019 and $426 million at December 31, 2018. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

10. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s operating segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its operating segments. Management evaluates the operating results of each of its reportable segments based upon revenue and Operating EBITDA. Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets. The Company’s presentation of Operating EBITDA may not be comparable to similar measures used by other companies.

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real Estate Franchise Services	$216	$221	$613	$634
Company Owned Real Estate Brokerage Services	1,222	1,268	3,369	3,593
Relocation Services	103	108	276	292
Title and Settlement Services	170	162	444	444
Corporate and Other (c)	(82)	(83)	(224)	(238)
Total Company	$1,629	$1,676	$4,478	$4,725
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for the Real Estate Franchise Services segment include intercompany royalties and marketing fees paid by the Company Owned Real Estate Brokerage Services segment of $82 million and $224 million for the three and nine months ended September 30, 2019, respectively, and $83 million and $238 million for the three and nine months ended September 30, 2018, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Revenues for the Relocation Services segment include intercompany referral commissions paid by the Company Owned Real Estate Brokerage Services segment of $11 million and $29 million for the three and nine months ended September 30, 2019, respectively, and $10 million and $30 million for the three and nine months ended September 30, 2018, respectively. Such amounts are recorded as contra-revenues by the Company Owned Real Estate Brokerage Services segment. There are no other material intersegment transactions.
(c)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Real Estate Franchise Services	$153	$161	$406	$439
Company Owned Real Estate Brokerage Services	31	43	16	59
Relocation Services	34	39	63	72
Title and Settlement Services	31	20	54	45
Corporate and Other (a)	(26)	(21)	(75)	(63)

Less: Depreciation and amortization (b)	50	49	149	148
Interest expense, net	66	41	210	120
Income tax (benefit) expense	(8)	40	(9)	73
Restructuring costs, net (c)	11	9	32	45
Impairments (d)	183	—	186	—
Former parent legacy cost (e)	1	—	1	—
(Gain) loss on the early extinguishment of debt (e)	(10)	—	(5)	7
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(70)	$103	$(100)	$159

_______________
(a)Includes the elimination of transactions between segments.
(b)Depreciation and amortization for the nine months ended September 30, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.
(c)The three months ended September 30, 2019 includes restructuring charges of $1 million in the Real Estate Franchise Services segment, $8 million in the Company Owned Real Estate Brokerage Services segment, $1 million in the Relocation Services segment and $1 million in Corporate and Other.
The three months ended September 30, 2018 includes restructuring charges of $1 million in the Real Estate Franchise Services and $8 million in the Company Owned Real Estate Brokerage Services segment.
The nine months ended September 30, 2019 includes restructuring charges of $1 million in Real Estate Franchise Services segment, $18 million in the Company Owned Real Estate Brokerage Services segment, $5 million in the Relocation Services segment, $2 million in the Title and Settlement Services segment and $6 million in Corporate and Other.
The nine months ended September 30, 2018 includes restructuring charges of $3 million in the Real Estate Franchise Services segment, $29 million in the Company Owned Real Estate Brokerage Services segment, $9 million in the Relocation Services segment, $2 million in the Title and Settlement Services segment and $2 million in Corporate and Other.
(d)Impairments for the three and nine months ended September 30, 2019 includes a goodwill impairment charge of $180 million at the Company Owned Real Estate Brokerage Services segment. In addition, other impairment charges, primarily related to lease asset impairments, of $3 million and $6 million were incurred for the three and nine months ended September 30, 2019, respectively.
(e)Former parent legacy items and (gain) loss on the early extinguishment of debt is recorded in the Corporate and Other segment.
11. SUBSEQUENT EVENTS
Entry into Definitive Agreement to Sell Employee Relocation Business; Realogy to Retain Cartus Affinity and Broker-to-Broker Business
As reported by the Company on a Current Report on Form 8-K filed on November 7, 2019, the Company announced a definitive purchase agreement under which SIRVA Worldwide, Inc., a subsidiary of SIRVA, Inc. (collectively, “SIRVA”), will acquire its global employee relocation business. The transaction is valued at $400 million, and is expected to close in the first half of 2020, subject to the receipt of required regulatory clearances and other closing conditions. SIRVA is a portfolio company of Madison Dearborn Partners (MDP), a leading private equity firm.
The transaction includes all of the employee relocation assets of Cartus, but does not include Cartus’ affinity business, which delivers home selling and buying assistance to members of affinity clients, nor its Broker Network, made up of agents and brokers from Realogy’s residential real estate brands and certain independent real estate brokers. Under the terms of the agreement, the Company will receive $375 million in cash at closing and a $25 million deferred payment after the closing of the transaction, subject to certain adjustments set forth in the purchase agreement. The Company intends to use the substantial majority of the net proceeds to pay down corporate debt.
Completion of the planned sale is subject to certain closing conditions, including the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of other required regulatory clearances. There can be no assurance that any of such conditions will be satisfied and that the planned sale will be successfully completed on a timely basis or at all. Each of the Company and SIRVA have the right to terminate the purchase agreement under certain circumstances.

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
OVERVIEW
We are a global provider of real estate and relocation services and report our operations in the following four segments:
•Real Estate Franchise Services (known as the Franchised Services)—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names and launched franchise sales of the Corcoran® brand in January 2019. As of September 30, 2019, our real estate franchise systems and proprietary brands had approximately 300,400 independent sales agents worldwide, including approximately 190,000 independent sales agents operating in the U.S. (which included approximately 51,600 company owned brokerage independent sales agents). As of September 30, 2019, our real estate franchise systems and proprietary brands had approximately 16,900 offices worldwide in 113 countries and territories, including approximately 5,900 brokerage offices in the U.S. (which included approximately 720 company owned brokerage offices).
•Company Owned Real Estate Brokerage Services (known as the Owned Brokerage Services)—operates a full-service real estate brokerage business with approximately 720 owned and operated brokerage offices with approximately 51,600 independent sales agents principally under the Coldwell Banker®, Corcoran®, Sotheby’s International Realty®, ZipRealty®, Citi HabitatsSM and Climb Real Estate® brand names in many of the largest metropolitan areas in the U.S. This segment also included the Company's share of earnings for our PHH Home Loans venture, which was sold to PHH in the first quarter of 2018 and we transitioned to our new mortgage origination joint venture, Guaranteed Rate Affinity, which is included in the financial results of the Title and Settlement Services segment.
•Relocation Services (known as Cartus®)—primarily offers clients employee relocation services such as homesale assistance, providing home equity advances to transferees (generally guaranteed by the individual's employer), home finding and other destination services, expense processing, relocation policy counseling and consulting services, arranging household goods moving services, coordinating visa and immigration support, intercultural and language training and group move management services. In addition, we provide home buying and selling assistance to members of affinity clients.
•Title and Settlement Services (known as Title Resource Group or TRG)—provides full-service title and settlement services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services business. This segment also includes the Company's share of equity earnings and losses for our Guaranteed Rate Affinity mortgage origination joint venture.
Our technology and data group pursues technology-enabled solutions to support our business units and franchisees as well as independent sales agents affiliated with our Owned Brokerage and Franchised Services and their customers.

RECENT DEVELOPMENTS
Entry into Definitive Agreement to Sell Employee Relocation Business; Realogy to Retain Cartus Affinity and Broker-to-Broker Business
As reported by us on a Current Report on Form 8-K filed on November 7, 2019, we announced a definitive purchase agreement under which SIRVA Worldwide, Inc., a subsidiary of SIRVA, Inc. (collectively, “SIRVA”), will acquire our global employee relocation business. The transaction is valued at $400 million, and is expected to close in the first half of 2020, subject to the receipt of required regulatory clearances and other closing conditions. SIRVA is a portfolio company of Madison Dearborn Partners (MDP), a leading private equity firm.
The transaction includes all of the employee relocation assets of Cartus, but does not include Cartus’ affinity business, which delivers home selling and buying assistance to members of affinity clients, nor its Broker Network, made up of agents and brokers from Realogy’s residential real estate brands and certain independent real estate brokers. Under the terms of the agreement, we will receive $375 million in cash at closing and a $25 million deferred payment after the closing of the transaction, subject to certain adjustments set forth in the purchase agreement. We intend to use the substantial majority of the net proceeds to pay down corporate debt.
Completion of the planned sale is subject to certain closing conditions, including the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of other required regulatory clearances. There can be no assurance that any of such conditions will be satisfied and that the planned sale will be successfully completed on a timely basis or at all.
Product Launches
The Owned Brokerage and Franchised Services have launched strategic initiatives focused on addressing current market dynamics by expanding our base of affiliated independent sales agents and affiliated franchisees, providing them with compelling data and technology products and services, generating high quality leads, and enhancing the consumer experience to move affiliated agents closer to the customer. Throughout the year, we have delivered numerous technology-driven products designed to meet these goals across our business units.
For example, in October 2019, we evolved our iBuying offerings through the launch of RealSure, a consumer program created to improve the home selling and buying experience through two core products, RealSure Sell and RealSure Mortgage. The programs, created in partnership with Home Partners of America, will be in 10 U.S. markets and build on and replace our cataLIST program. Under the RealSure Sell product, sellers with qualifying properties receive a cash offer valid for 45 days immediately upon listing, and during this time frame have the opportunity to pursue a better price by marketing their property with an affiliated independent sales agent. Sellers who are enrolled in RealSure Sell can utilize RealSure Mortgage to make an offer on their next home without sale or financing contingencies before their current home is sold by leveraging their RealSure Sell cash offer.
In September 2019, we launched RealVitalize, a home improvement program that provides home sellers with home improvement resources prior to or during the home listing period with no up-front costs or interest charges. The pilot program is currently available in select markets through the Coldwell Banker branded operations of our Owned Brokerage Services with a national roll-out planned later this year.
The Owned Brokerage Services also continued to roll-out a collection of marketing tools aimed at increasing independent agent success, including Listing Concierge—a full service solution for the design, creation and distribution of automated customized property listings—as well as products designed to facilitate agent branding and customer prospecting. We intend to continue to advance these marketing initiatives.
These programs are intended to support the continued expansion of commission plans other than the traditional graduated commission model by the Owned Brokerage Services, including commission plans that charge agents for certain activities.
In addition, the Franchised Services continued to pursue strategic initiatives intended to add new franchisees and widen the base of independent sales agents, including the introduction of new pricing model structure for one brand, launch of Corcoran as a new franchise brand and expansion of the historical scope of potential franchisee candidates.

Lead Generation Programs
In October 2019, we announced an agreement to create a new real estate benefits program exclusively for AARP members. Expected to launch nationally in early 2020, this first-ever real estate services program for AARP’s 38 million members will be available when members buy or sell a home through one of our participating residential real estate brands.
On September 7, 2019, Cartus launched the new Realogy Military Reward Program for U.S. military personnel, veterans and their families in connection with the previously announced discontinuation of its affinity program with USAA. The Realogy Military Reward Program seeks to provide access to benefits similar to those offered under the former USAA affinity program.
In July 2019, we launched “TurnKey” in collaboration with Amazon in 15 U.S. cities. Under the TurnKey program, the Company matches highly-ranked independent sales agents affiliated with certain Realogy brands to participating homebuyers who will receive complementary Amazon services and products paid by Realogy.
Leads generated by the programs described above form part of the Cartus affinity business. Referrals from these programs have been or are handled by the Cartus Broker Network, a network of real estate brokers from the Owned Brokerage Services, Franchised Services and certain independent real estate brokers. The Cartus Broker Network closed approximately 80,000 homesale transactions for the Company and its brands in 2018 and approximately 61,000 such closings for the nine months ended September 30, 2019 (which we refer as “in-network homesale transactions”).
The Cartus affinity business is highly-concentrated and the USAA program represented a significant portion of this business and the in-network homesale transactions for Realogy and its brands. We expect that in 2020, the USAA program discontinuation will likely have a material impact on earnings at Cartus and will result in a reduction in in-network homesale transactions for Realogy and its brands. The foregoing does not take into account potential positive offsets driven by the Company’s other existing and new affinity and lead generation programs, macro-economic changes, cost-savings initiatives and other management actions.
Repurchase of Senior Notes
During the third quarter of 2019, the Company repurchased $93 million of its 4.875% Senior Notes through open market purchases at an aggregate purchase price of $83 million. The Company recorded a gain on the early extinguishment of debt of $10 million.
Impairment of Goodwill
During the third quarter of 2019, the Company determined that the decrease in the stock price of the Company and the impact on future earnings related to the discontinuation of the USAA program qualified as triggering events for all of its reporting segments and accordingly the Company performed an impairment analysis of goodwill and indefinite-lived intangible assets as of September 1, 2019. This analysis resulted in recognition of a goodwill impairment charge totaling $180 million related to the Owned Brokerage Services segment. The impairment charge is recorded on a separate line in the accompanying Condensed Consolidated Statements of Operations and is non-cash in nature.
Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, we commenced the implementation of a plan to accelerate our office consolidation to reduce our storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, beginning in the first quarter of 2019, we commenced a plan to transform and centralize certain aspects of our operational support and drive changes in how we serve our affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable. In the third quarter we expanded our operational efficiencies program to focus on workforce optimization. This workforce optimization initiative is focused on consolidating similar or overlapping roles, reducing the number of hierarchical layers and streamlining work and decision making. Separately, we also reduced headcount in the third quarter in connection with the wind down of the USAA affinity program.
Total restructuring costs of approximately $66 million are currently anticipated to be incurred through the end of 2019 with $28 million incurred through the third quarter of 2019. As of September 30, 2019, cost savings related to these restructuring activities were estimated to be approximately $50 million on an annual run rate basis, with approximately $30 million of those cost savings expected to be realized in 2019. In addition to the approximately $30 million of cost savings expected from restructuring activities, there are approximately $40 million of additional cost savings initiatives being implemented and expected to be realized in 2019. These costs savings are designed to partially offset inflation and other costs.
The following table reflects the total amount of restructuring costs for the Company's Facility and Operational Efficiencies program by reportable segment:

	Total amount expected to be incurred	Amount incurred through September 30, 2019	Total amount remaining to be incurred
Real Estate Franchise Services	$4	$1	$3
Company Owned Real Estate Brokerage Services	47	17	30
Relocation Services	5	5	—
Title and Settlement Services	1	1	—
Corporate and Other	9	4	5
Total	$66	$28	$38
CURRENT BUSINESS AND INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the nine months ended September 30, 2019, homesale transaction volume increased 1% due to a 3% increase in the average homesale price, partially offset by a 2% decrease in the number of homesale transactions.
During 2018, the housing market faced challenging conditions that intensified in severity during the last four months of the year, including reduced affordability, constrained inventory, higher average homesale prices and mortgage rate volatility, as well as a number of other factors, such as personal income tax reform. We are unable to extrapolate the relative impact that each of these individual factors may have had on regional and local housing markets. While we believe that the difficult market environment in late 2018 continued to negatively impact the first half of 2019, we believe that incremental improvement in certain industry fundamentals, in particular declines in average mortgage rates and, to a lesser extent, increases in affordability, contributed to improvement in recent market conditions. We believe this is reflected in the 6% increase in homesale transaction volume in the third quarter of 2019 reported by NAR versus flat homesale transaction volume in the second quarter of 2019 and the 4% decrease in homesale transaction volume in the first quarter of 2019 reported by NAR.
During the three months ended September 30, 2019, homesale transaction volume on a combined basis for Franchised and Owned Brokerage Services decreased 1% compared to the three months ended September 30, 2018, which represents a lower rate of decline when compared to the first and second quarters of 2019, where Franchised and Owned Brokerage Services homesale transaction volume on a combined basis declined 9% and 3% compared to the first and second quarters of 2018, respectively.
Homesale transaction volume on a combined basis for Franchised and Owned Brokerage Services decreased 4% during the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Homesale transaction volume at our Owned Brokerage Services decreased 6%, as a result of a 5% decrease in existing homesale transactions and a 1% decrease in average homesale price, and homesale transaction volume at our Franchised Services decreased 3%, as a result of a 5% decrease in existing homesale transactions, partially offset by a 3% increase in average homesale price.
We believe that while the industry fundamentals in late 2018 described above drove a significant portion of our decline in homesale transaction volume in the first half of 2019, our results for the second and third quarters of 2019 reflect some of the modest improvements in market conditions also described above. However, during both the three- and nine-month periods ended September 30, 2019, we were also negatively impacted by the intense competitive environment as well as our geographic concentration, in particular for our Owned Brokerage Operations in California and the New York metropolitan area.
Specifically, the intensity of competition for the affiliation of independent sales agents negatively impacted recruitment and retention efforts at both our Owned Brokerage and Franchised Services. While the number of independent sales agents affiliated with our Owned Brokerage Services grew approximately 3% in 2019, that gain did not fully offset the decline in homesale transaction volume driven by the loss of more productive independent sales agents over the same period. Further, the number of independent sales agents in the U.S. affiliated with our Franchised Services (excluding our Owned Brokerage Services) was down approximately 2% in 2019, driven by the competitive environment for independent sales agents as well as franchisee terminations, including the loss of a large franchisee during the second quarter.

These competitive factors drove a loss in our market share for the nine months ended September 30, 2019 compared to full-year 2018. This loss of market share contributed to the decline in homesale transaction volume at both Owned Brokerage and Franchised Services and is expected to continue to adversely impact results. We believe that certain owned-brokerage competitors have investors that appear to be supportive of a model that pursues increases in market share over profitability, which not only exacerbates competition for independent sales agents, but places additional pressure on the share of commission income received by the agent.
Inventory. Although inventory levels have shown some signs of improvement during the first half of 2019, inventory levels declined during the third quarter of 2019 compared to the third quarter of 2018. Low housing inventory levels continue to be an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. increased from 1.53 million as of December 2018 to 1.83 million as of September 2019. As a result, inventory has increased from 3.7 months of supply in December 2018 to 4.1 months as of September 2019. However, according to NAR, year-over-year inventory levels in 2019 were down 1% in July, 4% in August and 3% in September as compared to the same months in 2018 and inventory levels continue to be significantly below the 10-year average of 5.8 months, the 15-year average of 6.1 months and the 25-year average of 5.8 months.
Mortgage Rates. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 3.67% for the third quarter of 2019 compared to 4.57% for the third quarter of 2018. While mortgage rates reached as high as 4.87% in November 2018, rates have moderated during 2019, and on September 30, 2019 were 3.61%, according to Freddie Mac. Increases in mortgage rates adversely impact housing affordability and we have been and could again be negatively impacted by a rising interest rate environment. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates.
Affordability. The fixed housing affordability index, as reported by NAR, increased from 142 for August 2018 to 160 for August 2019, which we believe is primarily attributable to lower mortgage rates and wage growth. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Competition for independent sales agents in our industry, including within our franchise system, is high, in particular with respect to more productive sales agents. We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry and has increasingly impacted the recruitment and retention of top producing agents. Such factors include increasing competition (which has particularly intensified in the last several quarters), increasing levels of commissions paid to agents (including up-front payments and equity), changes in the spending patterns of independent sales agents (as more independent sales agents purchase services from third-parties outside of their affiliated broker) and the growth in independent sales agent teams. The continued competition for productive agents could continue to have a negative impact on our homesale transaction volume and market share and could continue to put upward pressure on the average share of commissions earned by independent sales agents.
Non-traditional market participants. While real estate brokers using historical real estate brokerage models typically compete for business primarily on the basis of services offered, brokerage commission, reputation, utilization of technology and personal contacts, participants pursuing non-traditional methods of marketing real estate may compete in other ways, including companies that employ technologies intended to disrupt historic real estate brokerage models or minimize or eliminate the role traditional brokers and sales agents perform in the homesale transaction process.
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, many iBuying business models seek to disintermediate real estate brokers and independent sales agents from buyers and sellers of homes either entirely or by reducing brokerage commissions that may be earned on those transactions. In addition, listing aggregators and other web-based real estate service providers compete for our Owned Brokerage Services business by establishing relationships with independent sales agents and/or buyers and sellers of homes, ultimately seeking to direct transactions and act as the intermediary between the consumer and agent. They also increasingly charge brokerages and independent sales agents additional fees for new and existing services, which puts pressure on the profitability of other industry participants, including agents and brokers, competes for part of

Franchised Services revenue through referral or other fees and could dilute our relationships with our franchisees and our franchisees' relationships with their independent sales agents and buyers and sellers of homes. We also currently receive listing fees for our provision of real estate listings under an agreement that expires in March 2022. The continuation of such arrangement, and our ability to enter into similar arrangements with other third-parties, is subject to a variety of factors, including changes in the way such parties access this information and the competitive landscape.
See "Recent Developments" above for a discussion of product launches and lead generation programs for the benefit of our Owned Brokerage and Franchised Operations intended to address current market dynamics.
Existing Homesales
For the nine months ended September 30, 2019 compared to the same period in 2018, NAR existing homesale transactions decreased to 4 million homes or down 2%. For the nine months ended September 30, 2019, homesale transactions on a combined basis for Franchised and Owned Brokerage Services decreased 5% compared to the same period in 2018 due primarily to challenging market fundamentals, the impact of competition (including on our market share), the loss of certain franchisees and geographic concentration of the Owned Brokerage Services. The quarterly and annual year-over-year trends in homesale transactions are as follows:

_______________
(a)Q1, Q2 and Q3 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
(c)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to increase 4% in 2020 while Fannie Mae is forecasting existing homesale transactions to increase 1% for the same period.
Existing Homesale Price
For the nine months ended September 30, 2019 compared to the same period in 2018, NAR existing homesale average price increased 3%. For the nine months ended September 30, 2019, average homesale price on a combined basis for Franchised and Owned Brokerage Services increased 1% compared to the same period in 2018. The Owned Brokerage Services' geographic concentration and exposure to the high-end of the market plus the associated competitive pressures drove the year-over-year decline in homesale price compared to the overall industry. The quarterly and annual year-over-year trends in the price of homes are as follows:

_______________
(a)Q1, Q2 and Q3 homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)Forecasted homesale price data is for median price and is as of the most recent NAR forecast.
(c)Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 4% in 2020 while Fannie Mae is forecasting median existing homesale price to increase 1% in 2020.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, increases in U.S. household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, increases in renters that qualify as homebuyers, the inherent attributes of homeownership versus renting and the influence of local housing dynamics of inventory supply versus demand. At this time, certain of these factors are trending favorably, such as mortgage rate levels, household formation and job growth. Factors that may negatively affect growth in the housing industry include:
•continued insufficient inventory levels or stagnant and/or declining home prices;
•a reduction in the affordability of homes;
•higher mortgage rates due to increases in long-term interest rates and increasing down payment requirements as well as reduced availability of mortgage financing;
•certain provisions of the 2017 Tax Act that directly impact traditional incentives associated with home ownership and may reduce the financial distinction between renting and owning a home, including those that reduce the amount that certain taxpayers would be allowed to deduct for home mortgage interest or state, local and property taxes as well as certain state tax reform, such as the "mansion tax" in New York;
•decelerated or lack of building of new housing for homesales, increased building of new rental properties, or irregular timing of new development closings leading to lower unit sales at our Owned Brokerage Services, which has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments;
•homeowners retaining their homes for longer periods of time;
•changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, as well as changing preferences to rent versus purchase a home;
•decreasing consumer confidence in the economy and/or the residential real estate market;
•an increase in potential homebuyers with low credit ratings or inability to afford down payments;
•the impact of limited or negative equity of current homeowners, as well as the lack of available inventory may limit their proclivity to purchase an alternative home;
•economic stagnation or contraction in the U.S. economy;
•weak credit markets and/or instability of financial institutions;
•increased levels of unemployment and/or stagnant wage growth in the U.S.;
•a decline in home ownership levels in the U.S.;
•other legislative or regulatory reforms, including but not limited to reform that adversely impacts the financing of the U.S. housing market, changes relating to RESPA, potential reform of Fannie Mae and Freddie Mac, immigration reform, and further potential tax code reform;
•renewed high levels of foreclosure activity;
•natural disasters, such as hurricanes, earthquakes, wildfires, mudslides and other events that disrupt local or regional real estate markets; and
•geopolitical and economic instability.
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
* * *
While data provided by NAR and Fannie Mae are two indicators of the direction of the residential housing market, we believe that homesale statistics will continue to vary between us and NAR and Fannie Mae because:
•they use survey data and estimates in their historical reports and forecasting models, which are subject to sampling error, whereas we use data based on actual reported results;
•there are geographical differences and concentrations in the markets in which we operate versus the national market. For example, many of our company owned brokerage offices are geographically located where average homesale prices are generally higher than the national average and therefore NAR survey data will not correlate with the Owned Brokerage Services' results;
•comparability is also diminished due to NAR’s utilization of seasonally adjusted annualized rates whereas we report actual period-over-period changes and their use of median price for their forecasts compared to our average price;
•NAR historical data is subject to periodic review and revision and these revisions have been material in the past, and could be material in the future; and
•NAR and Fannie Mae generally update their forecasts on a monthly basis and a subsequent forecast may change materially from a forecast that was previously issued.
While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we do not endorse or suggest reliance on this data alone.  We also note that forecasts are inherently uncertain or speculative in nature and actual results for any period could materially differ.
KEY DRIVERS OF OUR BUSINESSES
Within the Franchised and Owned Brokerage Services, we measure operating performance using the following key operating metrics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction.
For Franchised Services, we also use net royalty per side, which represents the royalty payment to Franchised Services for each homesale transaction side taking into account royalty rates, average broker commission rates, volume incentives achieved and other incentives. We utilize net royalty per side as it includes the impact of changes in average homesale price as well as all incentives and represents the royalty revenue impact of each incremental side.
For Owned Brokerage Services, we also use gross commission income per side, which represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing and property management transactions. The Owned Brokerage Services, as a franchisee of the Franchised Services, pays a royalty fee of 6% per transaction to the Franchised Services from the commission earned on a real estate transaction. The remainder of gross commission income is split between the broker (the Owned Brokerage Services) and the independent sales agent.
Within Cartus, we measure operating performance using the following key operating statistics: (i) initiations, which represent the total number of new transferees and the total number of real estate closings for affinity members and (ii) referrals, which represent the number of referrals from which we earn revenue from real estate brokers. The USAA affinity program represented a significant portion of new referrals on a historical basis and for the third quarter of 2019. The discontinuation of this program in September 2019 is expected to result in a significant reduction in such referrals commencing with the fourth quarter of 2019.
In TRG, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of TRG; however, the financial results are not significantly impacted by a change in homesale price. Although the average mortgage rate declined in 2019 compared to 2018, we believe that increases in mortgage rates in the future would most likely have a negative impact on refinancing title and closing units.
The following table presents our drivers for the three and nine months ended September 30, 2019 and 2018. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

Three Months Ended September 30,	Nine Months Ended September 30,
2019	2018	% Change	2019	2018	% Change
Franchised Services (a)
Closed homesale sides	299,937	308,917	(3)%	803,976	846,185	(5)%
Average homesale price	$314,984	$305,398	3%	$312,224	$304,482	3%
Average homesale broker commission rate	2.47%	2.47%	—	bps	2.47%	2.48%	(1)	bps
Net royalty per side	$329	$322	2%	$323	$324	—%
Owned Brokerage Services
Closed homesale sides	92,399	94,241	(2)%	248,092	261,083	(5)%
Average homesale price	$509,425	$513,403	(1)%	$522,050	$525,738	(1)%
Average homesale broker commission rate	2.41%	2.44%	(3)	bps	2.41%	2.44%	(3)	bps
Gross commission income per side	$13,000	$13,227	(2)%	$13,343	$13,545	(1)%
Cartus
Initiations	39,589	42,718	(7)%	128,659	133,901	(4)%
Referrals	25,085	24,769	1%	64,105	65,857	(3)%
Title Resource Group
Purchase title and closing units	41,619	43,836	(5)%	111,865	121,766	(8)%
Refinance title and closing units	8,014	4,264	88%	17,295	14,456	20%
Average fee per closing unit	$2,288	$2,229	3%	$2,308	$2,231	3%
_______________
(a)Includes all franchisees except for our Owned Brokerage Services.
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
Our Owned Brokerage Services have a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while our Franchised Services have franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between our Owned Brokerage and our Franchised Services based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by independent sales agents directly impacts the margin earned by our Owned Brokerage Services. Such share of commissions earned by independent sales agents varies by region and commission schedules are generally progressive to incentivize sales agents to achieve higher levels of production. Commission share has been and we expect will continue to be subject to upward pressure in favor of the independent sales agent for a variety of factors, including more aggressive recruitment and retention activities taken by us and our competitors as well as growth in independent sales agent teams.
RESULTS OF OPERATIONS
Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our operating segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our operating segments. Management evaluates the operating results of each of our reportable segments based upon revenue and Operating EBITDA. Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets. Our presentation of Operating EBITDA may not be comparable to similarly titled measures used by other companies.
Three Months Ended September 30, 2019 vs. Three Months Ended September 30, 2018
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2019	2018	Change
Net revenues	$1,629	$1,676	$(47)
Total expenses	1,713	1,531	182
(Loss) income before income taxes, equity in (earnings) losses and noncontrolling interests	(84)	145	(229)
Income tax (benefit) expense	(8)	40	(48)
Equity in (earnings) losses of unconsolidated entities	(7)	1	(8)
Net (loss) income	(69)	104	(173)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(70)	$103	$(173)

Net revenues decreased $47 million or 3% for the three months ended September 30, 2019 compared with the three months ended September 30, 2018 primarily driven by lower homesale transaction volume at our Owned Brokerage Services.

Total expenses for the third quarter of 2019 increased $182 million compared to the third quarter of 2018 primarily due to:
•an impairment charge of $180 million which reduced goodwill at the Owned Brokerage Services segment;
•a $25 million net increase in interest expense primarily due to a $19 million net expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $12 million during the third quarter of 2019 compared to gains of $7 million during the third quarter of 2018, and a $6 million increase in interest expense primarily due to the refinancing of Senior Notes in the first quarter of 2019; and
•a $6 million increase in operating and general and administrative expenses primarily due to employee-related and other operating costs, partially offset by;
•a $27 million decrease in commission and other sales agent-related costs primarily as a result of the impact of lower homesale transaction volume at our Owned Brokerage Services; and
•a $10 million gain on the early extinguishment of debt as a result of the repurchase of Senior Notes completed in the third quarter of 2019.
Earnings from equity investments were $7 million during the third quarter of 2019 compared to losses of $1 million during the third quarter of 2018 primarily due to an improvement in earnings of Guaranteed Rate Affinity.
During the third quarter of 2019, we incurred $11 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan to be approximately $66 million, with $28 million incurred through the third quarter of 2019. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $8 million for the three months ended September 30, 2019 compared to an expense of $40 million for the three months ended September 30, 2018. Our effective tax rate was 10% and 28% for the three months ended September 30, 2019 and September 30, 2018, respectively. The effective tax rate for the three months ended September 30, 2019 was primarily impacted by discrete items in the quarter related to the goodwill impairment charge and equity awards which expired during the third quarter of 2019.
The following table reflects the results of each of our reportable segments during the three months ended September 30, 2019 and 2018:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
Franchised Services	$216	$221	$(5)	(2)%	$153	$161	$(8)	(5)%	71%	73%	(2)
Owned Brokerage Services	1,222	1,268	(46)	(4)	31	43	(12)	(28)	3	3	—
Relocation Services	103	108	(5)	(5)	34	39	(5)	(13)	33	36	(3)
Title and Settlement Services	170	162	8	5	31	20	11	55	18	12	6
Corporate and Other	(82)	(83)	1	*	(26)	(21)	(5)	*
Total Company	$1,629	$1,676	$(47)	(3)%	$223	$242	$(19)	(8)%	14%	14%	—
Less: Depreciation and amortization					50	49
Interest expense, net					66	41
Income tax (benefit) expense					(8)	40
Restructuring costs, net (b)					11	9
Impairments (c)					183	—
Former parent legacy cost, net (d)					1	—
Gain on the early extinguishment of debt (d)					(10)	—
Net (loss) income attributable to Realogy Holdings and Realogy Group					$(70)	$103

_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Owned Brokerage Services segment of $82 million and $83 million during the three months ended September 30, 2019 and 2018, respectively.
(b)Restructuring charges incurred for the three months ended September 30, 2019 include $1 million at the Franchised Services segment, $8 million at the Owned Brokerage Services segment, $1 million at the Relocation Services segment and $1 million at the Corporate and Other segment. Restructuring charges incurred for the three months ended September 30, 2018 include $1 million at the Franchised Services segment and $8 million at the Owned Brokerage Services segment.
(c)Impairments for the three months ended September 30, 2019 includes a goodwill impairment charge of $180 million which reduced goodwill at the Owned Brokerage Services segment and $3 million of other impairment charges related to lease asset impairments.
(d)Former parent legacy items and gain on the early extinguishment of debt is recorded in the Corporate and Other segment. During the third quarter of 2019, the Company repurchased $93 million of its 4.875% Senior Notes through open market purchases resulting in a gain on the early extinguishment of debt of $10 million.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 14% for the three months ended September 30, 2019 compared to the same period in 2018. On a segment basis, our Franchised Services segment margin decreased 2 percentage points to 71% from 73% primarily due to a decrease in royalty revenue. Our Owned Brokerage Services segment margin remained flat at 3%. Our Relocation Services segment margin decreased 3 percentage points to 33% from 36% primarily due to a decrease in international and referral revenues. Our Title and Settlement Services segment margin increased 6 percentage points to 18% from 12% primarily as a result of an increase in earnings from equity investments and an increase in refinancing revenue.
The Corporate and Other segment Operating EBITDA for the three months ended September 30, 2019 decreased $5 million to negative $26 million primarily due to an increase in employee-related and other costs.
Franchised and Owned Brokerage Services on a Combined Basis
The following table reflects our Franchised and Owned Brokerage Services results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 15% to 14% primarily due to lower transaction volume during the third quarter of 2019 compared to the third quarter of 2018:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
Franchised Services (a)	$134	$138	(4)	(3)%	$71	$78	(7)	(9)%	53%	57%	(4)
Owned Brokerage Services (a)	1,222	1,268	(46)	(4)%	113	126	(13)	(10)%	9%	10%	(1)
Franchised and Owned Brokerage Services Combined	$1,356	$1,406	(50)	(4)%	$184	$204	(20)	(10)%	14%	15%	(1)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by our Owned Brokerage Services to our Franchised Services of $82 million and $83 million during the three months ended September 30, 2019 and 2018, respectively.
Real Estate Franchise Services (Franchised Services)
Revenues decreased $5 million to $216 million and Operating EBITDA decreased $8 million to $153 million for the three months ended September 30, 2019 compared with the same period in 2018.
Revenues decreased $5 million primarily as a result of a $2 million decrease in intercompany royalties received from our Owned Brokerage Services segment, a $1 million decrease in third-party domestic franchisee royalty revenue and a $1 million decrease in international area development fee revenue.
Our Franchised Services segment revenue includes intercompany royalties received from our Owned Brokerage Services segment of $78 million and $80 million during the third quarter of 2019 and 2018, respectively, which are eliminated in consolidation against the expense reflected in our Owned Brokerage Services segment results.

The $8 million decrease in Operating EBITDA was principally due to the $5 million decrease in revenues discussed above and a $3 million increase in other operating costs.
Company Owned Real Estate Brokerage (Owned Brokerage Services)
Revenues decreased $46 million to $1,222 million and Operating EBITDA decreased $12 million to $31 million for the three months ended September 30, 2019 compared with the same period in 2018.
The revenue decrease of $46 million was primarily driven by a 3% decrease in homesale transaction volume at our Owned Brokerage Services segment. Our Owned Brokerage Services segment saw lower transaction volume primarily driven by the competitive environment as well as our geographic concentration.
Operating EBITDA decreased $12 million primarily due to the $46 million decrease in revenues discussed above partially offset by:
•a $27 million decrease in commission expenses paid to independent sales agents from $902 million in the third quarter of 2018 to $875 million in the third quarter of 2019. Commission expense decreased primarily as a result of the impact of lower homesale transaction volume as discussed above;
•a $5 million decrease in other costs including occupancy costs, employee-related costs and other operating costs; and
•a $2 million decrease in royalties paid to our Franchised Services segment from $80 million in the third quarter of 2018 to $78 million in the third quarter of 2019.
Relocation Services (Cartus)
Revenues decreased $5 million to $103 million and Operating EBITDA decreased $5 million to $34 million for the three months ended September 30, 2019 compared with the same period in 2018.
Revenues decreased $5 million as a result of a $4 million decrease in international revenue due to lower volume and a $1 million decrease in referral revenue due to lower volume primarily driven by the absence of a large group move which occurred in 2018.
Operating EBITDA decreased $5 million primarily as a result of the $5 million decrease in revenue discussed above. Increases in employee and related expenses of approximately $2 million were offset by cost reductions primarily associated with cost savings initiatives.
Title and Settlement Services (TRG)
Revenues increased $8 million to $170 million and Operating EBITDA increased $11 million to $31 million for the three months ended September 30, 2019 compared with the same period in 2018.
Revenues increased $8 million primarily as a result of a $6 million increase in refinancing revenue due to an increase in activity in the refinance market and a $2 million increase in underwriter revenue.
Operating EBITDA increased $11 million as a result of the $8 million increase in revenues discussed above and an $8 million increase in earnings from equity investments primarily related to Guaranteed Rate Affinity, partially offset by a $5 million increase in employee-related and other operating costs.

Nine Months Ended September 30, 2019 vs. Nine Months Ended September 30, 2018
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2019	2018	Change
Net revenues	$4,478	$4,725	$(247)
Total expenses	4,600	4,488	112
(Loss) income before income taxes, equity in (earnings) losses and noncontrolling interests	(122)	237	(359)
Income tax (benefit) expense	(9)	73	(82)
Equity in (earnings) losses of unconsolidated entities	(15)	3	(18)
Net (loss) income	(98)	161	(259)
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(100)	$159	$(259)

Net revenues decreased $247 million or 5% for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 primarily driven by lower homesale transaction volume at our Owned Brokerage Services.
Total expenses increased $112 million or 2% compared to the same period of 2018 primarily due to:
•an impairment charge of $180 million which reduced goodwill at the Owned Brokerage Services segment;
•a $90 million net increase in interest expense primarily due to a $69 million net expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $50 million for the nine months ended September 30, 2019 compared to gains of $19 million during the same period of 2018, and a $21 million increase in interest expense primarily due to the refinancing of Senior Notes in the first quarter of 2019; and
•a $5 million increase in operating and general and administrative expenses primarily due to employee-related and other operating costs.
The expense increases were partially offset by:
•a $151 million decrease in commission and other sales agent-related costs primarily as a result of the impact of lower homesale transaction volume at our Owned Brokerage Services;
•a $13 million decrease in restructuring costs; and
•a $5 million net gain on the early extinguishment of debt during the nine months ended September 30, 2019 partially due to the repurchase of Senior Notes during the third quarter of 2019 compared to a $7 million loss on the early extinguishment of debt during the nine months ended September 30, 2018 as a result of the refinancing transactions in February 2018.
Earnings from equity investments were $15 million for the nine months ended September 30, 2019 compared to losses of $3 million during the same period of 2018 primarily due to an improvement in earnings of Guaranteed Rate Affinity.
During the nine months ended September 30, 2019, we incurred $32 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan to be approximately $66 million, with $28 million incurred through the third quarter of 2019. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period.  In addition, non-recurring or discrete items are recorded in the period in which they occur.  The provision for income taxes was a benefit of $9 million for the nine months ended September 30, 2019 compared to an expense of $73 million for the nine months ended September 30, 2018. Our effective tax rate was 8% and 31% for the nine months ended September 30, 2019 and September 30, 2018, respectively. The effective tax rate for the nine months ended September 30, 2019 was primarily impacted by discrete items related to the goodwill impairment charge in the third quarter of 2019, equity awards for which the market value at vesting was lower than at the date of grant and equity awards which expired during the third quarter of 2019.

The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2019 and 2018:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
Franchised Services	$613	$634	$(21)	(3)%	$406	$439	$(33)	(8)%	66%	69%	(3)
Owned Brokerage Services	3,369	3,593	(224)	(6)	16	59	(43)	(73)	—	2	(2)
Relocation Services	276	292	(16)	(5)	63	72	(9)	(13)	23	25	(2)
Title and Settlement Services	444	444	—	—	54	45	9	20	12	10	2
Corporate and Other	(224)	(238)	14	*	(75)	(63)	(12)	*
Total Company	$4,478	$4,725	$(247)	(5)%	$464	$552	$(88)	(16)%	10%	12%	(2)
Less: Depreciation and amortization (b)					149	148
Interest expense, net					210	120
Income tax (benefit) expense					(9)	73
Restructuring costs, net (c)					32	45
Impairments (d)					186	—
Former parent legacy cost, net (e)					1	—
(Gain) loss on the early extinguishment of debt (e)					(5)	7
Net (loss) income attributable to Realogy Holdings and Realogy Group					$(100)	$159
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by our Owned Brokerage Services segment of $224 million and $238 million during the nine months ended September 30, 2019 and 2018, respectively.
(b)Depreciation and amortization for the nine months ended September 30, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations.
(c)Restructuring charges incurred for the nine months ended September 30, 2019 include $1 million at the Franchised Services segment, $18 million at the Owned Brokerage Services segment, $5 million at the Relocation Services segment, $2 million at the Title and Settlement Services segment and $6 million at Corporate and Other segment. Restructuring charges incurred for the nine months ended September 30, 2018 include $3 million at the Franchised Services Segment, $29 million at the Owned Brokerage Services Segment, $9 million at the Relocation segment, $2 million at Title and Settlement segment and $2 million at Corporate and Other segment.
(d)Impairments for the nine months ended September 30, 2019 includes a goodwill impairment charge of $180 million which reduced goodwill at the Owned Brokerage Services segment and $6 million of other impairment charges primarily related to lease asset impairments.
(e)Former parent legacy items and (gain) loss on the early extinguishment of debt is recorded in the Corporate and Other segment. During the nine months ended September 30, 2019, the Company recorded a gain on the early extinguishment of debt of $5 million which consisted of a $10 million gain as a result of the repurchase of Senior Notes completed in the third quarter of 2019, partially offset by a $5 million loss as a result of the refinancing transactions in the first quarter of 2019.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 2 percentage points to 10% from 12% for the nine months ended September 30, 2019 compared to the same period in 2018. On a segment basis, our Franchised Services segment margin decreased 3 percentage points to 66% from 69% primarily due to a decrease in royalty revenues. Our Owned Brokerage Services segment margin decreased 2 percentage points to zero from 2% primarily due to lower transaction volume. Our Relocation Services segment margin decreased 2 percentage points to 23% from 25% primarily due to a decrease in international and referral revenues. Our Title and Settlement Services segment margin increased 2 percentage points to 12% from 10% primarily as a result of improved earnings from equity investments and a reduction in a reserve for contingent consideration.
The Corporate and Other segment Operating EBITDA for the nine months ended September 30, 2019 decreased $12 million to negative $75 million primarily due to a $12 million increase in employee-related and other costs.

Franchised and Owned Brokerage Services on a Combined Basis
The following table reflects Franchised and Owned Brokerage Services results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 12% to 11% primarily due to lower transaction volume during the nine months ended September 30, 2019 compared to the same period of 2018:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
Franchised Services (a)	$389	$396	(7)	(2)%	$182	$201	(19)	(9)%	47%	51%	(4)
Owned Brokerage Services (a)	3,369	3,593	(224)	(6)%	240	297	(57)	(19)%	7%	8%	(1)
Franchised and Owned Brokerage Services Combined	$3,758	$3,989	(231)	(6)%	$422	$498	(76)	(15)%	11%	12%	(1)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by our Owned Brokerage Services to our Franchised Services of $224 million and $238 million during the nine months ended September 30, 2019 and 2018, respectively.
Real Estate Franchise Services (Franchised Services)
Revenues decreased $21 million to $613 million and Operating EBITDA decreased $33 million to $406 million for the nine months ended September 30, 2019 compared with the same period in 2018.
Revenues decreased $21 million primarily as a result of a $13 million decrease in third-party domestic franchisee royalty revenue primarily due to a 3% decrease in transaction volume at our Franchised Services segment, a $14 million decrease in intercompany royalties received from our Owned Brokerage Services segment and a $2 million decrease in international royalties, partially offset by a $2 million increase in international area development fee revenue as a result of contract terminations. Registration revenue and other brand marketing fund revenue increased $8 million and related expenses increased $9 million, primarily due to the level and timing of advertising spending and conferences including the RGX event during the nine months ended September 30, 2019 compared to the same period in 2018.
Our Franchised Services segment revenue includes intercompany royalties received from our Owned Brokerage Services segment of $215 million and $229 million during the nine months ended September 30, 2019 and 2018, respectively, which are eliminated in consolidation against the expense reflected in our Owned Brokerage Services segment results.
The $33 million decrease in Operating EBITDA was principally due to the $29 million decrease in royalty revenues discussed above.
Company Owned Real Estate Brokerage (Owned Brokerage Services)
Revenues decreased $224 million to $3,369 million and Operating EBITDA decreased $43 million to $16 million for the nine months ended September 30, 2019 compared with the same period in 2018.
The revenue decrease of $224 million was primarily driven by a 6% decrease in homesale transaction volume at our Owned Brokerage Services segment. Our Owned Brokerage Services segment saw lower transaction volume primarily driven by the competitive environment as well as our geographic concentration.
Operating EBITDA decreased $43 million primarily due to the $224 million decrease in revenues discussed above partially offset by:
•a $151 million decrease in commission expenses paid to independent sales agents from $2,556 million for the nine months ended September 30, 2018 to $2,405 million for the nine months ended September 30, 2019. Commission expense decreased primarily as a result of the impact of lower homesale transaction volume as discussed above;
•a $14 million decrease in royalties paid to our Franchised Services segment from $229 million for the nine months ended September 30, 2018 to $215 million in the same period of 2019; and
•a $15 million decrease in other costs including occupancy costs, employee-related costs and other operating costs.

Relocation Services (Cartus)
Revenues decreased $16 million to $276 million and Operating EBITDA decreased $9 million to $63 million for the nine months ended September 30, 2019 compared with the same period in 2018.
Revenues decreased $16 million primarily as a result of a $10 million decrease in international revenue due to lower volume and a $6 million decrease in referral revenue due to lower volume largely driven by the absence of a large group move which occurred in 2018.
Operating EBITDA decreased $9 million primarily as a result of the $16 million decrease in revenues discussed above, partially offset by lower operating expenses driven primarily by a $6 million decrease in net employee-related and other costs primarily due to cost savings initiatives and a $2 million net positive impact from foreign currency exchange rates on expenses.
Title and Settlement Services (TRG)
Revenues remained flat at $444 million and Operating EBITDA increased $9 million to $54 million for the nine months ended September 30, 2019 compared with the same period in 2018.
Revenues remained flat primarily as a result of a $7 million increase in underwriter revenue due to an increase of underwriter premiums as a result of a shift in mix to unaffiliated agents and a $6 million increase in refinance revenue due to an increase in activity in the refinance market, offset by a $13 million decrease in resale revenue due to a decline in purchase transactions.
Operating EBITDA increased $9 million primarily as a result of a $16 million increase in earnings from equity investments primarily related to Guaranteed Rate Affinity during the nine months ended September 30, 2019 compared to the same period of 2018 and a $2 million reduction in a reserve for contingent consideration. These increases were partially offset by an increase of $5 million in operating costs primarily due to an increase in underwriter revenue with unaffiliated agents where the revenue and expense is recorded on a gross basis and a $4 million increase in other costs.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2019	December 31, 2018	Change
Total assets	$7,717	$7,290	$427
Total liabilities	5,534	4,975	559
Total equity	2,183	2,315	(132)
For the nine months ended September 30, 2019, total assets increased $427 million primarily due to the addition of $538 million of operating lease assets to the balance sheet in the first quarter of 2019 as a result of the adoption of the new leasing standard, a $46 million increase in trade and relocation receivables due to seasonal increases in volume, a $41 million increase in cash and cash equivalents, a $37 million increase in other non-current assets primarily related to strategic investments and prepaid assets and an $11 million increase in property and equipment. Total asset increases were partially offset by a $180 million decrease in goodwill due to the impairment charge during the third quarter of 2019, reducing goodwill at our Owned Brokerage Services segment and a $74 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization.
Total liabilities increased $559 million primarily due to the addition of $600 million of operating lease liabilities to the balance sheet in the first quarter of 2019 as a result of the adoption of the new leasing standard. Total liability increases were partially offset by a $23 million decrease in corporate debt primarily due to the repurchase of 4.875% Senior Notes during the third quarter of 2019, quarterly amortization payments on the term loan facilities and lower borrowings under the Revolving Credit Facility, partially offset by a net increase due to the issuance of 9.375% Senior Notes and redemption of 4.50% Senior Notes during the first quarter of 2019, a $15 million decrease in deferred tax liabilities and a $9 million decrease in other non-current liabilities primarily due to the reclassification of deferred rent liabilities which were credited against operating lease assets as a result of the adoption of the new leasing standard, partially offset by increased mark-to-market liabilities for the Company's interest rate swaps.
Total equity decreased $132 million primarily due to a net loss of $100 million for the nine months ended September 30, 2019 and a $32 million decrease in additional paid in capital for the nine months ended September 30, 2019.

The decrease in additional paid in capital primarily related to the Company's repurchase of $20 million of common stock during the first quarter of 2019 and $31 million of dividend payments during the nine months ended September 30, 2019, partially offset by stock-based compensation activity of $19 million for the nine months ended September 30, 2019.
Liquidity and Capital Resources
We have historically satisfied our liquidity needs with cash flows from operations and funds available under our Revolving Credit Facility and securitization facilities. Our primary liquidity needs have been to service our debt, finance our working capital and capital expenditures. While we previously also acquired stock under share repurchase programs (from February 2016 to February 2019), we announced in March 2019 that we currently expect to prioritize investing in our business and reducing indebtedness until we are able to reduce our consolidated leverage ratio (as defined in the indenture governing the 9.375% Senior Notes) to below 4.00 to 1.00. In addition, while we have paid a quarterly dividend since August 2016, our Board of Directors determined in early November 2019 that, effective immediately, the Company will no longer pay a dividend in order to further prioritize deleveraging and investment in our business.
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
During the third quarter of 2019, the Company repurchased $93 million of its 4.875% Senior Notes through open market purchases at an aggregate purchase price of $83 million.
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
In addition, we are required to pay quarterly amortization payments for the Term Loan B and Term Loan A facilities. Remaining payments for 2019 total $5 million and $3 million for the Term Loan A and Term Loan B facilities, respectively and we expect payments for 2020 to total $33 million and $11 million for the Term Loan A and Term Loan B facilities, respectively.
Beginning in August 2016, we initiated and paid a quarterly cash dividend of $0.09 per share and paid $0.09 per share cash dividends in every subsequent quarter. During the first nine months of 2019, we returned $31 million to stockholders through dividend payments. The timing, frequency or amounts of any dividend is subject to the discretion of the Company's Board of Directors and will depend on a variety of factors, including the Company’s financial condition and results of operations, contractual restrictions, capital requirements, capital allocation strategy (including other potential uses of cash) and other factors that the Board of Directors deem relevant. After weighing all the factors noted above, the Company's Board of Directors determined in early November 2019 that, effective immediately, it will no longer pay a quarterly cash dividend.
Although we have not repurchased any shares under the share repurchase programs since February 2019, as of September 30, 2019, we had repurchased and retired 35.5 million shares of common stock for an aggregate of $896 million under share repurchase programs at a weighted average market price of $25.22 per share. See Part II, Item 2. ("Unregistered Sales of Equity Securities and Use of Proceeds") in this Quarterly Report for additional information concerning the share repurchase programs. As noted above, we do not intend to repurchase common stock pursuant to our share repurchase programs until we reduce our consolidated leverage ratio.

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
Cash Flows
At September 30, 2019, we had $278 million of cash, cash equivalents and restricted cash, an increase of $40 million compared to the balance of $238 million at December 31, 2018. The following table summarizes our cash flows for the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$230	$224	$6
Investing activities	(86)	(60)	(26)
Financing activities	(104)	(160)	56
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$40	$3	$37
For the nine months ended September 30, 2019, $6 million more cash was provided by operating activities compared to the same period in 2018. The change was principally due to $92 million more cash provided by the net change in relocation and trade receivables, $20 million less cash used for accounts payable, accrued expenses and other liabilities and $11 million less cash used for other assets, partially offset by $119 million less cash provided by operating results.
For the nine months ended September 30, 2019, we used $26 million more cash for investing activities compared to the same period in 2018 primarily due to the absence in 2019 of $19 million of net cash proceeds received from the dissolution of our interest in PHH Home Loans which occurred in 2018 and $7 million more cash used in other investing activities.
For the nine months ended September 30, 2019, $104 million of cash was used in financing activities compared to $160 million of cash used during the same period in 2018. For the nine months ended September 30, 2019, $104 million of cash was used as follows:
•$31 million of dividend payments;
•$22 million of quarterly amortization payments on the term loan facilities;
•$20 million for the repurchase of our common stock;
•$17 million of other financing payments primarily related to finance leases;
•$6 million of tax payments related to net share settlement for stock-based compensation; and
•$5 million repayment of borrowings under the Revolving Credit Facility;
partially offset by $3 million of cash received as a result of the refinancing transactions in 2019.
For the nine months ended September 30, 2018, $160 million of cash was used as follows:
•$302 million for the repurchase of our common stock;
•$34 million of dividend payments;
•$23 million of other financing payments primarily related to capital leases;
•$21 million for payments of contingent consideration;
•$17 million of quarterly amortization payments on the term loan facilities;

•$10 million of tax payments related to net share settlement for stock-based compensation; and
•$3 million for cash paid as a result of the refinancing transactions in February 2018 related to $16 million of debt issuance costs and $4 million repayment of borrowings under the Term Loan B Facility, partially offset by $17 million of proceeds received under the Term Loan A Facility;
partially offset by,
•$180 million of additional borrowings under the Revolving Credit Facility; and
•$70 million net increase in securitization borrowings.
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of September 30, 2019.
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
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends or make distributions to Realogy Group’s stockholders, including Realogy Holdings;
•repurchase or redeem capital stock;
•make loans, investments or acquisitions;
•incur restrictions on the ability of certain of Realogy Group's subsidiaries to pay dividends or to make other payments to Realogy Group;
•enter into transactions with affiliates;
•create liens;
•merge or consolidate with other companies or transfer all or substantially all of Realogy Group's and its material subsidiaries' assets;
•transfer or sell assets, including capital stock of subsidiaries; and
•prepay, redeem or repurchase subordinated indebtedness.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2019.
A reconciliation of net income (loss) attributable to Realogy Group to Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended September 30, 2019 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2018	September 30, 2018	December 31, 2018	September 30, 2019	September 30, 2019
Net income (loss) attributable to Realogy Group (a)	$137	$159	$(22)	$(100)	$(122)
Income tax expense (benefit)	65	73	(8)	(9)	(17)
Income (loss) before income taxes	202	232	(30)	(109)	(139)
Depreciation and amortization (b)	197	148	49	149	198
Interest expense, net	190	120	70	210	280
Restructuring costs, net	58	45	13	32	45
Impairments	—	—	—	186	186
Former parent legacy cost, net	4	—	4	1	5
Loss (gain) on the early extinguishment of debt	7	7	—	(5)	(5)
Operating EBITDA (c)	658	552	106	464	570
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (d)					30
Non-cash charges (e)					38
Pro forma effect of acquisitions and new franchisees (f)					2
Incremental securitization interest costs (g)					3
EBITDA as defined by the Senior Secured Credit Agreement					$643
Total senior secured net debt (h)					$1,931
Senior secured leverage ratio					3.00	x
_______________
(a)Net income (loss) attributable to Realogy consists of: (i) loss of $22 million for the fourth quarter of 2018, (ii) loss of $99 million for the first quarter of 2019, (iii) income of $69 million for the second quarter of 2019 and (iv) loss of $70 million for the third quarter of 2019.
(b)Depreciation and amortization for the year ended December 31, 2018 and the first quarter of 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Condensed Consolidated Statement of Operations during those periods.
(c)Operating EBITDA consists of: (i) $106 million for the fourth quarter of 2018, (ii) negative $4 million for the first quarter of 2019, (iii) $245 million for the second quarter of 2019 and (iv) $223 million for the third quarter of 2019.
(d)Represents the four-quarter pro forma effect of business optimization initiatives.
(e)Represents the elimination of non-cash expenses including $34 million of stock-based compensation expense, $2 million for the change in the allowance for doubtful accounts and notes reserves and $2 million of other items for the four-quarter period ended September 30, 2019.
(f)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on October 1, 2018. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2018.
(g)Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the four-quarter period ended September 30, 2019.

(h)Represents total borrowings under the senior secured credit facilities and borrowings secured by a first priority lien on our assets of $2,048 million plus $32 million of finance lease obligations less $149 million of readily available cash as of September 30, 2019. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.
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
The consolidated leverage ratio under the indenture governing the 9.375% Senior Notes for the four-quarter period ended September 30, 2019 is set forth in the following table:

	As of September 30, 2019
Revolver	$265
Term Loan A	722
Term Loan B	1,061
5.25% Senior Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
Finance lease obligations	32
Corporate Debt (excluding securitizations)	3,587
Less: Cash and cash equivalents	266
Net debt under the indenture governing the 9.375% Senior Notes due 2027	$3,321

EBITDA as defined under the indenture governing the 9.375% Senior Notes due 2027 (a)	$643

Consolidated leverage ratio under the indenture governing the 9.375% Senior Notes due 2027	5.2	x
_______________
(a)As set forth in the immediately preceding table, for the four-quarter period ended September 30, 2019, EBITDA, as defined under the indenture governing the 9.375% Senior Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility", "—Term Loan A Facility" and "—Unsecured Notes" to the Condensed Consolidated Financial Statements for additional information.
At September 30, 2019, the amount of the Company's cumulative credit under the 9.375% Senior Notes was approximately $61 million. The Company made approximately $21 million in dividend payments since issuance of the 9.375% Senior Notes, which applied against the cumulative credit basket under the indenture governing the 9.375% Senior Notes, would result in approximately $40 million remaining under that basket for restricted payments. This basket cannot be utilized until the Company's consolidated leverage ratio is less than 4.0 to 1.0.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as Operating EBITDA. These measures are derived on the basis of methodologies other than in accordance with GAAP.
Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets. Operating EBITDA is our primary non-GAAP measure.
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
We believe Operating EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, as well as other items that are not core to the operating activities of the Company such as restructuring charges, gains or losses on the early extinguishment of debt, former parent legacy items, impairments, gains or losses on discontinued operations and gains or losses on the sale of investments or other assets, which may vary for different companies for reasons unrelated to operating performance. We further believe that Operating EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Operating EBITDA measure when reporting their results.
Operating EBITDA has limitations as an analytical tool, and you should not consider Operating EBITDA either in isolation or as a substitute for analyzing our results as reported under GAAP. Some of these limitations are:
•this measure does not reflect changes in, or cash required for, our working capital needs;
•this measure does not reflect our interest expense (except for interest related to our securitization obligations), or the cash requirements necessary to service interest or principal payments on our debt;
•this measure does not reflect our income tax expense or the cash requirements to pay our taxes;
•this measure does not reflect historical cash expenditures or future requirements for capital expenditures or contractual commitments;
•although depreciation and amortization are non-cash charges, the assets being depreciated and amortized will often require replacement in the future, and this measure does not reflect any cash requirements for such replacements; and
•other companies may calculate this measure differently so they may not be comparable.
Contractual Obligations
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility" and "—Unsecured Notes", to the Condensed Consolidated Financial Statements included elsewhere in this Report for a description of the Company's debt transactions which occurred during the first quarter of 2019. Other than the Company's debt transactions as described in Note 5, the Company's future contractual obligations as of September 30, 2019 have not changed materially from the amounts reported in our 2018 Form 10-K.
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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets are subject to impairment testing annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This testing compares carrying values to fair values and, when appropriate, the carrying value is reduced to fair value. In testing goodwill, the fair value of our reporting segments is estimated using a discounted cash flow approach utilizing long-term cash flow forecasts and our annual operating plans adjusted for terminal value assumptions.
We estimate the fair value of each reporting unit using the income approach, utilizing long-term cash flow forecasts adjusted for terminal value assumptions. We determine the fair value of our reporting segments utilizing our best estimate of future revenues, operating expenses including commission expense, cash flows, market and general economic conditions, trends in the industry, as well as assumptions that we believe marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties. Although we believe our assumptions are reasonable, actual results may vary significantly. These impairment tests involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, we perform a sensitivity analysis on key estimates and assumptions.
Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, a decrease in our business results, growth rates that fall below our assumptions, divestitures, and a sustained decline in our stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions, and such changes could result in changes to our estimates of our fair value and a material impairment of goodwill or other indefinite-lived intangible assets. Management considered these factors and concluded that the decrease in the stock price of the Company and the impact on future earnings related to the discontinuation of the USAA program qualified as triggering events in the third quarter of 2019 and as a result the Company performed an impairment assessment of goodwill for all of its reporting segments and indefinite-lived intangible assets as of September 1, 2019. The impairment assessment indicated that the carrying value of the Company's Owned Brokerage Services segment exceeded its estimated fair value by $180 million primarily as a result of a reduction in the Company's long-term forecast. Therefore, an impairment charge was recorded to reduce goodwill at the Owned Brokerage Services segment by $180 million to $726 million. The impairment charge is recorded on the impairment line in the accompanying Condensed Consolidated Statements of Operations and is non-cash in nature. The results of the interim goodwill and indefinite-lived intangible asset impairment test indicated that the estimated fair values of the Company's other reportable segments and indefinite-lived intangible assets were greater than their carrying values and therefore no other impairment charges were required for the other reporting segments or indefinite-lived intangibles.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2019, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2019, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,048 million, which excludes $228 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at September 30, 2019 was 4.27%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2019 senior secured leverage ratio, the LIBOR margin was 2.25%. At September 30, 2019, the one-month LIBOR rate was 2.02%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $5 million impact on our annual interest expense.
As of September 30, 2019, we had interest rate swaps with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our $2,048 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$600	August 2015	August 2020
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $60 million for the fair value of the interest rate swaps at September 30, 2019.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $11 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
Item 4. Controls and Procedures.
Controls and Procedures for Realogy Holdings Corp.
(a)Realogy Holdings Corp. ("Realogy Holdings") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Holdings' management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
(b)As of the end of the period covered by this quarterly report on Form 10-Q, Realogy Holdings has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Holdings' disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Realogy Holdings' internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Controls and Procedures for Realogy Group LLC
(a)Realogy Group LLC ("Realogy Group") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Realogy Group's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
(b)As of the end of the period covered by this quarterly report on Form 10-Q, Realogy Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Realogy Group's disclosure controls and procedures are effective at the "reasonable assurance" level.

(c)There has not been any change in Realogy Group's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2019 and for the three and nine-month periods ended September 30, 2019 and 2018 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 7, 2019, are included on pages 3 and 4.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
For example, there is active worker classification litigation in numerous jurisdictions against a variety of industries—now including residential real estate brokerages in multiple states, including California and New Jersey—where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. This type of litigation has been particularly prolific in California since the California Supreme Court adopted a worker classification test in the second quarter of 2018 that is significantly more restrictive than those historically used in wage and hour cases. In September 2019, this judicial worker classification test was codified into California statutory law, but the adopted legislation also provides an alternate worker classification test applicable to real estate professionals that is less restrictive than the judicial test.
For a summary of certain legal proceedings initiated in California against the Company alleging worker misclassification, see Note 9, "Commitments and Contingencies—Litigation", in this report.
Item 1A. Risk Factors
Other than as described below, there were no material changes to the risk factors reported in Part 1, "Item 1A. Risk Factors" in our 2018 Form 10-K.
Consummation of the planned sale of our employee relocation business to SIRVA Worldwide, Inc. is subject to satisfaction of closing conditions, including antitrust review, and, even if we successfully consummate the planned sale, we may fail to achieve the anticipated benefits of the transaction.
On November 7, 2019, we announced that we have entered into a Purchase and Sale Agreement (“Purchase Agreement”) with SIRVA Worldwide, Inc., a subsidiary of SIRVA, Inc. (collectively "SIRVA") under which we have agreed to sell our employee relocation business held by Cartus. Completion of the planned sale is subject to certain closing conditions, including the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act and the receipt of other required regulatory clearances. There can be no assurance that any of such conditions will be satisfied and that the planned sale will be successfully completed on a timely basis or at all. Failure to complete the sale could have a material adverse effect on our business, financial condition and results of operations.
In addition, the transaction may involve unexpected costs, liabilities or delays. While the transaction is pending, we will be subject to uncertainties that could adversely affect our business and results of operations, including the ability of our Relocation Services business to obtain or retain business, which in turn, could adversely impact the revenues and financial result of our other business units. We may also experience negative reactions from our relocation clients, stockholders, creditors, franchisees, vendors, and employees, among others.

While it is contemplated that SIRVA will have access to our Broker Network, there can be no assurances as to the number of leads or underlying homesale transactions that company owned and affiliated franchisee brokerages participating in the network may handle for SIRVA’s relocation business and the volume of such leads and transactions could be lower than the historical level of activity generated from the Cartus relocation business.
All of these factors could decrease the anticipated benefits of the transaction and could negatively impact our stock price and our business, financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase common stock during the quarter ended September 30, 2019.
In February 2019, the Company's Board of Directors authorized a new share repurchase program of up to $175 million of the Company’s common stock which was incremental to the remaining capacity authorized under the February 2018 share repurchase program. Repurchases under these programs may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements and other factors, including the restrictions contained in the indenture governing the 9.375% Senior Notes, which prohibit such repurchases until the consolidated leverage ratio falls below 4.00 to 1.00 and then only to the extent of available cumulative credit, as defined under the indenture governing the 9.375% Senior Notes. The repurchase programs have no time limit and may be suspended or discontinued at any time. As of September 30, 2019, $204 million remained available for repurchase under the share repurchase programs.
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

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 7, 2019
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: November 7, 2019
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit  Description
10.1  Letter Agreement dated September 30, 2019 between Realogy Holdings Corp. and John W. Peyton.
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
32.2*  Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101   The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2019 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104  Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
* Filed herewith.