Form 10-Q
period 2020-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2020-05-07
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 115,372,303 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of May 5, 2020.
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
The following include some, but not all, of the factors that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the coronavirus disease (COVID-19) pandemic:
•the extent, duration and severity of the spread of the COVID-19 pandemic and the extent, duration and severity of the economic consequences stemming from the COVID-19 crisis (including a potential significant economic contraction) as well as related risks such as governmental regulation (including those that preclude or strictly limit showings of properties), changes in patterns of commerce or consumer activities and changes in consumer attitudes and the impact of any of the foregoing on our business, results of operations and liquidity;
•adverse developments or the absence of sustained improvement in general business, economic or political conditions or the U.S. residential real estate markets, either regionally or nationally, including but not limited to:
◦a decline in consumer confidence or spending;
◦weak capital and financial markets and/or the instability of financial institutions;
◦increased levels of unemployment and/or declining wages or stagnant wage growth in the U.S.;

◦an increase in potential homebuyers with low credit ratings, inability to afford down payments or other mortgage challenges due to disrupted earnings;
◦constraints on the availability of mortgage financing;
◦an increase in foreclosure activity;
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
◦geopolitical and economic instability; and/or
◦economic stagnation or contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults due to the COVID-19 crisis) that particularly impact the residential real estate market and the business segments in which we operate whether broadly or by geography and price segments;
•risks related to our ability to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility (including the Revolving Credit Facility) and Term Loan A Facility as a result of a material decline in our ability to generate EBITDA calculated on a Pro Forma Basis (as defined in the agreements governing those facilities) or otherwise;
•risks associated with our substantial indebtedness and interest obligations and restrictions contained in our debt agreements, including risks relating to our ability to generate sufficient cash flows to service our debt (in particular if the COVID-19 crisis continues for a prolonged period) and having to dedicate a significant portion of our cash flows from operations to service our debt and risks relating to our ability to refinance or repay our indebtedness or incur additional indebtedness;
•risks related to disruptions in the securitization markets, including in connection with the COVID-19 crisis, which may adversely impact our ability to continue to securitize certain of the relocation assets of Cartus Relocation Services or increase our cost of funding;
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
•our inability to develop products, technology and programs (including our company-directed affinity programs) that support our strategy to grow the base of independent sales agents at our company owned and franchisee real estate brokerages and the base of our franchisees;
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

•increases in uncollectible accounts receivable and note reserves as a result of the adverse financial effects of the COVID-19 crisis on our franchisees and relocation clients;
•the potential impact of negative industry or business trends (including further declines in our market capitalization) on our valuation of goodwill and intangibles;
•the extent of the negative impact of the discontinuation of the USAA affinity program on our revenues and profits derived from affinity program referrals (including revenue to Realogy Brokerage Group, Realogy Franchise Group (including Realogy Leads Group), and Realogy Title Group);
•the loss of our next largest affinity client or multiple significant relocation clients;
•risks related to our ongoing litigation with Madison Dearborn Partners, LLC and SIRVA Worldwide, Inc. regarding the planned sale of Cartus Relocation Services, including that such transaction will not close;
•changes in corporate relocation practices resulting in fewer employee relocations, reduced relocation benefits and/or increasing competition in corporate relocation;
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
•risks related to the impact on our operations and financial results that may be caused by any future meaningful changes in industry operations or structure as a result of governmental pressures (including pressures for lower brokerage commission rates), the actions of certain competitors, the introduction or growth of certain competitive models, changes to the rules of the multiple listing services ("MLS"), or otherwise;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), particularly under the captions "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
All forward-looking statements herein speak only as of the date of this Quarterly Report and are expressly qualified in their entirety by the cautionary statements included in or incorporated by reference into this Quarterly Report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report. For any forward-looking statement contained in this Quarterly Report, our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of March 31, 2020, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive (loss) income, equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of March 31, 2020, and the related condensed consolidated statements of operations, comprehensive loss and cash flows for the three-month periods ended March 31, 2020 and 2019, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2019, and the related consolidated statements of operations, comprehensive (loss) income and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2020, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2019, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2020

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Revenues
Gross commission income	$850	$799
Service revenue	151	129
Franchise fees	71	70
Other	44	56
Net revenues	1,116	1,054
Expenses
Commission and other agent-related costs	630	575
Operating	325	330
Marketing	59	68
General and administrative	74	80
Restructuring costs, net	11	9
Impairments	447	1
Depreciation and amortization	45	41
Interest expense, net	101	63
Loss on the early extinguishment of debt	—	5
Total expenses	1,692	1,172
Loss from continuing operations before income taxes, equity in earnings and noncontrolling interests	(576)	(118)
Income tax benefit from continuing operations	(132)	(32)
Equity in earnings of unconsolidated entities	(9)	(1)
Net loss from continuing operations	(435)	(85)

Loss from discontinued operations, net of tax	(5)	(14)
Estimated loss on the sale of discontinued operations, net of tax	(22)	—
Net loss from discontinued operations	(27)	(14)

Net loss	(462)	(99)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(462)	$(99)

Basic loss per share attributable to Realogy Holdings shareholders:
Basic loss per share from continuing operations	$(3.79)	$(0.75)
Basic loss per share from discontinued operations	(0.24)	(0.12)
Basic loss per share	$(4.03)	$(0.87)
Diluted loss per share attributable to Realogy Holdings shareholders:
Diluted loss per share from continuing operations	$(3.79)	$(0.75)
Diluted loss per share from discontinued operations	(0.24)	(0.12)
Diluted loss per share	$(4.03)	$(0.87)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	114.7	114.0
Diluted	114.7	114.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net loss	$(462)	$(99)
Currency translation adjustment	(2)	1
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	1	1
Other comprehensive (loss) income, before tax	(1)	2
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—
Other comprehensive (loss) income, net of tax	(1)	2
Comprehensive loss	(463)	(97)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Realogy Holdings and Realogy Group	$(463)	$(97)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$628	$235
Trade receivables (net of allowance for doubtful accounts of $13 and $11)	102	79
Other current assets	167	147
Current assets - held for sale	683	750
Total current assets	1,580	1,211
Property and equipment, net	304	308
Operating lease assets, net	501	515
Goodwill	2,887	3,300
Trademarks	643	673
Franchise agreements, net	1,143	1,160
Other intangibles, net	71	72
Other non-current assets	332	304
Total assets	$7,461	$7,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$70	$84
Current portion of long-term debt	803	234
Current portion of operating lease liabilities	119	122
Accrued expenses and other current liabilities	353	350
Current liabilities - held for sale	295	356
Total current liabilities	1,640	1,146
Long-term debt	3,200	3,211
Long-term operating lease liabilities	457	467
Deferred income taxes	253	390
Other non-current liabilities	277	233
Total liabilities	5,827	5,447
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2020 and December 31, 2019	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 115,285,528 shares issued and outstanding at March 31, 2020 and 114,355,519 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	4,844	4,842
Accumulated deficit	(3,157)	(2,695)
Accumulated other comprehensive loss	(57)	(56)
Total stockholders' equity	1,631	2,092
Noncontrolling interests	3	4
Total equity	1,634	2,096
Total liabilities and equity	$7,461	$7,543

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2020	2019
Operating Activities
Net loss	$(462)	$(99)
Net loss from discontinued operations	27	14
Net loss from continuing operations	(435)	(85)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	45	41
Deferred income taxes	(128)	(34)
Impairments	447	1
Amortization of deferred financing costs and debt discount	2	3
Loss on the early extinguishment of debt	—	5
Equity in earnings of unconsolidated entities	(9)	(1)
Stock-based compensation	6	7
Mark-to-market adjustments on derivatives	51	14
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(24)	(16)
Other assets	(24)	(16)
Accounts payable, accrued expenses and other liabilities	(15)	(12)
Dividends received from unconsolidated entities	1	1
Other, net	(4)	(1)
Net cash used in operating activities from continuing operations	(87)	(93)
Net cash provided by (used in) operating activities from discontinued operations	5	(10)
Net cash used in operating activities	(82)	(103)
Investing Activities
Property and equipment additions	(24)	(22)
Payments for acquisitions, net of cash acquired	(1)	—
Investment in unconsolidated entities	(1)	(2)
Other, net	(8)	3
Net cash used in investing activities from continuing operations	(34)	(21)
Net cash used in investing activities from discontinued operations	(5)	(2)
Net cash used in investing activities	$(39)	$(23)
See Notes to Condensed Consolidated Financial Statements.

	Three Months Ended March 31,
	2020	2019
Financing Activities
Net change in Revolving Credit Facility	$565	$140
Proceeds from issuance of Senior Notes	—	550
Redemption of Senior Notes	—	(450)
Amortization payments on term loan facilities	(7)	(7)
Debt issuance costs	—	(7)
Cash paid for fees associated with early extinguishment of debt	—	(4)
Repurchase of common stock	—	(20)
Dividends paid on common stock	—	(10)
Taxes paid related to net share settlement for stock-based compensation	(4)	(6)
Payments of contingent consideration related to acquisitions	—	(2)
Other, net	(8)	(7)
Net cash provided by financing activities from continuing operations	546	177
Net cash used in financing activities from discontinued operations	(46)	(43)
Net cash provided by financing activities	500	134
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net increase in cash, cash equivalents and restricted cash	378	8
Cash, cash equivalents and restricted cash, beginning of period	266	238
Cash, cash equivalents and restricted cash, end of period	644	246
Less cash, cash equivalents and restricted cash of discontinued operations, end of period	16	25
Cash, cash equivalents and restricted cash of continuing operations, end of period	$628	$221

Supplemental Disclosure of Cash Flow Information
Interest payments for continuing operations	$18	$37
Income tax payments for continuing operations, net	—	1

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of March 31, 2020 and the results of operations and comprehensive loss for the three months ended March 31, 2020 and 2019 and cash flows for the three months ended March 31, 2020 and 2019. The Consolidated Balance Sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.
COVID – 19
The COVID-19 pandemic is having a profound effect on the global economy and financial markets. This unprecedented situation has created considerable risks and uncertainties for almost all sectors, including the U.S. real estate services industry, as well as for the Company and its affiliated franchisees, including those arising from the adverse effects on the economy as well as risks related to employees, independent sales agents, franchisees, and consumers.
Commencing around mid-March 2020, the Company began to see declines in new contracts to buy or sell a home (commonly referred to as "open homesale contracts"), which steepened during the last week of the quarter, when the Company also began to see declines in closed homesale transactions. Proactively, in mid-March 2020, the Company began taking a series of measures intended to increase liquidity to support its operations, identify and implement cost-saving measures, and to work to provide liquidity to affiliated franchisees in light of the emerging COVID-19 crisis.
See Note 3, "Goodwill and Intangible Assets", to the Condensed Consolidated Financial Statements for goodwill and intangible asset considerations and Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on our short- and long-term debt and covenant compliance.

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
The following table summarizes fair value measurements by level at March 31, 2020 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$2	$—	$—	$2
Interest rate swaps (included in other current and non-current liabilities)	—	96	—	96
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	5	5
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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2019	$4
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	—
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at March 31, 2020	$5
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2020		December 31, 2019
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$755	$755	$190	$190
Term Loan B	1,056	903	1,058	1,048
Term Loan A Facility:
Term Loan A	712	641	717	705
5.25% Senior Notes	550	519	550	557
4.875% Senior Notes	407	342	407	401
9.375% Senior Notes	550	459	550	572
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At March 31, 2020 and December 31, 2019, the Company had various equity method investments aggregating $77 million and $69 million, respectively, which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The investment balances at March 31, 2020 and December 31, 2019 included $69 million and $60 million, respectively, for the Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity").
For the first quarter of 2020, the Company recorded equity earnings of $9 million at Realogy Title Group primarily related to earnings from the operations of Guaranteed Rate Affinity. For the first quarter of 2019, the Company recorded equity earnings of $1 million at Realogy Title Group primarily related to earnings from the operations of Guaranteed Rate Affinity.
The Company received $1 million in cash dividends from equity method investments during both the three months ended March 31, 2020 and 2019. The Company invested $2 million of cash into Guaranteed Rate Affinity during the three months ended March 31, 2019.
Income Taxes
The provision for income taxes was a benefit of $132 million and a benefit $32 million for the three months ended March 31, 2020 and 2019, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of March 31, 2020, the Company had interest rate swaps with an aggregate notional value of $1,600 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swap contracts	Other current and non-current liabilities	96	47
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss Recognized for Derivative Instruments	Loss Recognized on Derivatives
		Three Months Ended March 31,
		2020	2019
Interest rate swap contracts	Interest expense	$51	$14
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

	Three Months Ended March 31,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross commission income (a)	$—	$—	$850	$799	$—	$—	$—	$—	$850	$799
Service revenue (b)	13	16	5	2	133	111	—	—	151	129
Franchise fees (c)	127	123	—	—	—	—	(56)	(53)	71	70
Other (d)	28	40	14	15	4	3	(2)	(2)	44	56
Net revenues	$168	$179	$869	$816	$137	$114	$(58)	$(55)	$1,116	$1,054
______________
(a)Consists primarily of revenues related to gross commission income at Realogy Brokerage Group, which is recognized at a point in time at the closing of a homesale transaction.
(b)Service revenue primarily consists of title and escrow fees at Realogy Title Group, which are recognized at a point in time at the closing of a homesale transaction.
(c)Franchise fees at Realogy Franchise Group primarily include domestic royalties which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).
(d)Other revenue is comprised of brand marketing funds received at Realogy Franchise Group from franchisees, third-party listing fees and other miscellaneous revenues across all of the business segments.
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2020	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2020
Realogy Franchise Group:
Deferred area development fees (a)	$48	$—	$(1)	$47
Deferred brand marketing fund fees (b)	13	20	(19)	14
Other deferred income related to revenue contracts	11	8	(7)	12
Total Realogy Franchise Group	72	28	(27)	73
Realogy Brokerage Group:
Advanced commissions related to development business (c)	9	1	(1)	9
Other deferred income related to revenue contracts	4	1	(1)	4
Total Realogy Brokerage Group	13	2	(2)	13
Total	$85	$30	$(29)	$86
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
(b)Revenues recognized include intercompany marketing fees paid by Realogy Brokerage Group.
(c)New development closings generally have a development period of between 18 and 24 months from contracted date to closing.
Allowance for Doubtful Accounts
The Company estimates the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current conditions and forecasts of future losses, and includes specific accounts for which payment has become unlikely. The process by which the Company calculates the allowance begins in the individual business units where specific problem accounts are identified and reserved primarily based upon the age profile of the receivables and specific payment issues, combined with reasonable and supportable forecasts of future losses.
Supplemental Cash Flow Information
Significant non-cash transactions during the three months ended March 31, 2020 and 2019 included finance lease additions of $4 million and $5 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
Other than the Company's facility closures as described in Note 6, "Restructuring Costs," the Company's lease obligations as of March 31, 2020 have not changed materially from the amounts reported in our 2019 Form 10-K.
Recently Adopted Accounting Pronouncements
The Company adopted the new accounting standard on Financial Instruments—Credit Losses (Topic 326) effective January 1, 2020. The new standard amends the guidance for measuring credit losses on certain financial instruments and financial assets, including trade receivables. The standard requires that companies recognize an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial instrument. The valuation allowance for credit losses should be recognized and measured based on historical experience, current conditions and expectations of the future. The adoption of this guidance did not have an impact to the Company’s Condensed Consolidated Financial Statements upon adoption on January 1, 2020.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
2. DISCONTINUED OPERATIONS
The Company entered into a Purchase and Sale Agreement on November 6, 2019 (the "Purchase Agreement"), for the acquisition of Cartus Relocation Services, the Company's global employee relocation business, by North American Van Lines, Inc. (as assignee of SIRVA Worldwide, Inc., or "SIRVA") for $375 million in cash at closing, subject to certain adjustments set forth in the Purchase Agreement, and a $25 million deferred payment after the closing of the transaction. SIRVA is a portfolio company of Madison Dearborn Partners, LLC ("MDP"). See Note 11, "Subsequent Events", for additional information on the update to the planned sale of Cartus Relocation.
The transaction under the Purchase Agreement includes all of Cartus Relocation Services, but not Realogy Leads Group. Realogy Leads Group is comprised of the Company's affinity and broker-to-broker business, as well as the broker network made up of agents and brokers from Realogy’s residential real estate brands and certain independent real estate brokers (which is referred to as the Realogy Advantage Broker Network).
In connection with the Company's signing of the Purchase Agreement during the fourth quarter of 2019, the Company met the requirements to report the operating results of the Cartus Relocation Services business as discontinued operations. Accordingly, the loss related to Cartus Relocation Services is reported in "Net loss from discontinued operations" on the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have been segregated and are included in the Condensed Consolidated Statements of Cash Flows.

The following table summarizes the operating results of discontinued operations described above and reflected within "Net loss from discontinued operations" in the Company’s Condensed Consolidated Statements of Operations for each of the periods presented:

	Three Months Ended March 31,
	2020	2019
Net revenues	$52	$60
Total expenses	58	77
Loss from discontinued operations	(6)	(17)
Estimated loss on the sale of discontinued operations (a)	(30)	—
Income tax benefit from discontinued operations	(9)	(3)
Net loss from discontinued operations	$(27)	$(14)
_______________
(a)Adjustment to record assets and liabilities held for sale at the lower of carrying value or fair value less any costs to sell based on the estimated net purchase price.
Assets and liabilities held for sale related to discontinued operations presented in the Condensed Consolidated Balance Sheets at March 31, 2020 and December 31, 2019 are as follows:

	March 31, 2020	December 31, 2019
Carrying amounts of the major classes of assets held for sale
Cash and cash equivalents	$12	$28
Restricted cash	4	3
Trade receivables	36	46
Relocation receivables	188	203
Other current assets	13	12
Property and equipment, net	37	36
Operating lease assets, net	36	36
Goodwill	176	176
Trademarks	76	76
Other intangibles, net	157	156
Allowance for reduction of assets held for sale (a)	(52)	(22)
Total assets classified as held for sale	$683	$750

Carrying amounts of the major classes of liabilities held for sale
Accounts payable	$49	$53
Securitization obligations	162	206
Current portion of operating lease liabilities	5	6
Accrued expenses and other current liabilities	51	62
Long-term operating lease liabilities	28	29
Total liabilities classified as held for sale	$295	$356
_______________
(a)Adjustment to record assets and liabilities held for sale at the lower of carrying value or fair value less any costs to sell based on the Purchase Agreement.
Securitization Obligations
Securitization Obligations in the table above are further broken out as follows:

	March 31, 2020	December 31, 2019
Securitization Obligations:
Apple Ridge Funding LLC	$153	$195
Cartus Financing Limited	9	11
Total Securitization Obligations	$162	$206

Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2020. As of March 31, 2020, the Company had $250 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $153 million being utilized leaving $97 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility which expires in August 2020. As of March 31, 2020, there were $9 million of outstanding borrowings under the facilities leaving $10 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes.
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
The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, any uncured breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s Senior Secured Credit Facility, and cross-defaults to Realogy Group’s material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of Cartus Relocation Services and the Company.
Certain of the funds that Realogy Group received from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $172 million and $200 million of underlying relocation receivables and other related relocation assets at March 31, 2020 and December 31, 2019, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date.
Interest incurred in connection with borrowings under these facilities amounted to $2 million for both the three months ended March 31, 2020 and 2019. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.8% and 4.4% for the three months ended March 31, 2020 and 2019, respectively.
3. GOODWILL AND INTANGIBLE ASSETS
Impairment of Goodwill and Other Indefinite-lived Intangible Assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares carrying values of the goodwill reporting units and other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value.
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
During the first quarter of 2020, the Company determined that the impact on future earnings related to the COVID-19 pandemic qualified as a triggering event for all of our reporting units and accordingly, the Company performed an impairment assessment of goodwill and other indefinite-lived intangible assets as of March 31, 2020. This assessment resulted in the recognition of an impairment of Realogy Franchise Group trademarks of $30 million and a goodwill impairment of $413 million for Realogy Brokerage Group offset by an income tax benefit of $99 million resulting in a net reduction to Realogy Brokerage Group's carrying value of $314 million. The primary drivers to the impairments were a significant increase in the weighted average cost of capital due to the volatility in the Capital and Debt markets due to COVID-19 and the related lower projected financial results for 2020. The impairment charges are recorded on a separate line in the accompanying Condensed Consolidated Statements of Operations and are non-cash in nature.
These impairment assessments involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. To address this uncertainty, a sensitivity analysis is performed on key estimates and assumptions. Under the income approach, management used key valuation assumptions in determining the fair value estimates of the Company's reporting units including a discount rate based on the Company's best estimate of the weighted average cost of capital and a long-term growth rate based on the Company's best estimate of terminal growth rates.
As a result of the COVID-19 pandemic which caused volatility in the Capital and Debt markets, there was a significant increase in the weighted average cost of capital used to discount the future cash flows in the impairment assessment model. The following table provides a comparison of key assumptions used in the Company's impairment assessment performed in the first quarter of 2020 compared to the prior assessment performed in 2019:

	Discount Rate		Long-term Growth Rates
	2020	2019	2020	2019
Realogy Franchise Group	10.0%	8.5%	2.5%	2.5%
Realogy Brokerage Group	11.0%	9.0%	2.0%	2.0%
Realogy Title Group	11.0%	9.5%	2.5%	2.5%
Given the increase in the discount rate and lower projected 2020 financial results in this impairment analysis, the estimated excess fair value over carrying value for Realogy Franchise Group and Realogy Title Group was reduced to 7% and 5%, respectively. While management believes the assumptions used in the impairment test are reasonable, a 100 basis point increase in the discount rate, holding other assumptions constant, would result in an impairment of goodwill at Realogy Franchise Group and Realogy Title Group.
There is a significant amount of future uncertainty related to the impact of the COVID-19 pandemic. In addition, significant negative industry or economic trends, disruptions to the business, unexpected significant changes or planned changes in use of the assets, a decrease in business results, growth rates that fall below management's assumptions, divestitures, and a sustained decline in the Company's stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions, and such changes could result in changes to management's estimates of fair value and a material impairment of goodwill or other indefinite-lived intangible assets.
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at December 31, 2019	$2,476	$669	$155	$3,300
Goodwill acquired	—	—	—	—
Impairment loss	—	(413)	—	(413)
Balance at March 31, 2020	$2,476	$256	$155	$2,887

Accumulated impairment losses (a)	$1,160	$808	$324	$2,292

_______________
(a)Includes impairment charges which reduced goodwill by $413 million, $237 million, $1,153 million and $489 million during the first quarter of 2020, third quarter of 2019, fourth quarter of 2008 and fourth quarter of 2007, respectively.
Intangible Assets
Intangible assets are as follows:

	As of March 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$876	$1,143	$2,019	$859	$1,160
Indefinite life—Trademarks (b) (c)	$643		$643	$673		$673
Other Intangibles
Amortizable—License agreements (d)	$45	$12	$33	$45	$12	$33
Amortizable—Customer relationships (e)	71	58	13	71	57	14
Indefinite life—Title plant shares (f)	19		19	19		19
Amortizable—Other (g)	28	22	6	27	21	6
Total Other Intangibles	$163	$92	$71	$162	$90	$72
_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise brands which are expected to generate future cash flows for an indefinite period of time.
(c)Realogy Franchise Group trademarks was impaired by $30 million during the first quarter of 2020.
(d)Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(e)Relates to the customer relationships at Realogy Title Group and Realogy Brokerage Group. These relationships are being amortized over a period of 2 to 12 years.
(f)Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(g)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2020	2019
Franchise agreements	$17	$17
License agreements	—	—
Customer relationships	1	1
Other	1	1
Total	$19	$19
Based on the Company’s amortizable intangible assets as of March 31, 2020, the Company expects related amortization expense for the remainder of 2020, the four succeeding years and thereafter to be approximately $55 million, $71 million, $70 million, $70 million, $70 million and $859 million, respectively.

4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2020	December 31, 2019
Accrued payroll and related employee costs	$75	$103
Accrued volume incentives	28	35
Accrued commissions	36	32
Restructuring accruals	8	11
Deferred income	48	43
Accrued interest	51	18
Current portion of finance lease liabilities	13	13
Due to former parent	18	18
Other	76	77
Total accrued expenses and other current liabilities	$353	$350

5. SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2020	December 31, 2019
Senior Secured Credit Facility:
Revolving Credit Facility	$755	$190
Term Loan B	1,043	1,045
Term Loan A Facility:
Term Loan A	709	714
5.25% Senior Notes	548	548
4.875% Senior Notes	405	405
9.375% Senior Notes	543	543
Total Short-Term & Long-Term Debt	$4,003	$3,445
Indebtedness Table
As of March 31, 2020, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$755	$ *	$755
Term Loan B	(3)	February 2025	1,056	13	1,043
Term Loan A Facility:
Term Loan A	(4)	February 2023	712	3	709
Senior Notes	5.25%	December 2021	550	2	548
Senior Notes	4.875%	June 2023	407	2	405
Senior Notes	9.375%	April 2027	550	7	543
Total			$4,030	$27	$4,003
_______________
* The debt issuance costs related to our Revolving Credit Facility are classified as a deferred financing asset within other assets.
(1)In response to the rapidly evolving COVID-19 pandemic, the Company borrowed an additional $400 million under the Revolving Credit Facility in March 2020 as a proactive measure intended to increase liquidity to support our operations and supplement available cash on hand. As of March 31, 2020, the $1,425 million Revolving Credit Facility had outstanding borrowings of $755 million, as well as $56 million of outstanding letters of credit. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. On May 5, 2020, the

Company had $815 million in outstanding borrowings under the Revolving Credit Facility and $57 million of outstanding letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at March 31, 2020 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended March 31, 2020.
(3)The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).
(4)The Term Loan A provides for quarterly amortization payments, which commenced on June 30, 2018, totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended March 31, 2020.
Maturities Table
As of March 31, 2020, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2020 and each of the next four years is as follows:

Year	Amount
Remaining 2020 (a)	$791
2021	612
2022	81
2023	981
2024	11
_______________
(a)Remaining 2020 includes amortization payments totaling $28 million and $8 million for the Term Loan A and Term Loan B facilities, respectively, as well as $755 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $803 million shown on the condensed consolidated balance sheet consists of four quarters of amortization payments totaling $37 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $755 million of revolver borrowings under the Revolving Credit Facility.
Senior Secured Credit Agreement and Term Loan A Agreement
The Company’s Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time (the “Senior Secured Credit Agreement”) governs the Company's senior secured credit facility (the “Senior Secured Credit Facility”, which includes the “Revolving Credit Facility” and the “Term Loan B”) and the Term Loan A Agreement dated as of October 23, 2015, as amended from time to time (the “Term Loan A Agreement”) governs the senior secured term loan A credit facility (the “Term Loan A Facility”).
Senior Secured Credit Facility
The Senior Secured Credit Facility includes:
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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes. At March 31, 2020, Realogy Group was in compliance with the senior secured leverage ratio covenant.
In order to comply with the senior secured leverage ratio for the four-quarter periods ending June 30, September 30 and December 31, 2020 and March 31, 2021 (or to avoid an event of default thereof), the Company will need to achieve a certain amount of trailing four quarters EBITDA calculated on a Pro Forma Basis and/or reduced levels of total senior secured first lien net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost savings and business optimization initiatives, (c) increasing new franchise sales, independent sales agent recruitment and retention, or (d) a combination thereof. These factors may be insufficient to overcome macroeconomic conditions affecting the Company and the duration and severity of the COVID-19 crisis is expected to directly impact all of these factors. In addition, if the Company deems it advisable, it could seek to obtain additional junior lien or unsecured debt or equity financing from third party sources.
The Company believes that it will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet its cash flow needs during the next twelve months based upon our current financial modeling, which incorporates factors (a) through (d) above and takes into account the level of open homesale contracts and closed homesale transaction activity the Company has observed since mid-March, our assumptions regarding the impact of the COVID-19 crisis and related economic downturn (which are subject to significant ongoing uncertainties), industry homesale transaction volume forecasts from multiple sources, and certain cost-savings actions, including those taken to date.
If the Company was unable to maintain compliance with the senior secured leverage ratio and fails to remedy a default through an equity cure permitted thereunder, there would be an “event of default” under the Revolving Credit Facility and Term Loan A Facility, which may be waived by the lenders holding the majority of commitments under the Revolving Credit Facility or the lenders holding the majority of loans under the Term Loan A Facility, as applicable. Other events of default under the Revolving Credit Facility and Term Loan A Facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.
If an event of default occurs under the Revolving Credit Facility and Term Loan A Facility and the Company failed to obtain a waiver from the applicable lenders, our financial condition, results of operations and business would be materially adversely affected.

Term Loan A Facility
The Term Loan A of $750 million due February 2023 provides for quarterly amortization payments totaling per annum 2.5%, 2.5%, 5.0%, 7.5% and 10.0% of the original principal amount of the Term Loan A, which commenced on June 30, 2018 and continue through February 8, 2023. The interest rates with respect to the Term Loan A are based on, at our option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Consistent with the Senior Secured Credit Agreement, the Term Loan A Agreement permits the Company to obtain up to $500 million of additional credit facilities on a combined basis with the Senior Secured Credit Agreement (less any amounts previously incurred under this provision) from lenders reasonably satisfactory to the administrative agent and the Company, without the consent of the existing lenders under the Term Loan A, plus an unlimited amount if the Company's senior secured leverage ratio is less than 3.50 to 1.00 on a pro forma basis. Subject to certain restrictions, the Term Loan A Facility also permits the Company to issue senior secured or unsecured notes in lieu of any incremental facility. The Term Loan A Agreement contains negative covenants consistent with those included in the Senior Secured Credit Agreement and also requires compliance with the senior secured leverage ratio.
Unsecured Notes
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
6. RESTRUCTURING COSTS
Restructuring charges were $11 million and $9 million for the three months ended March 31, 2020 and 2019, respectively. The components of the restructuring charges for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31,
	2020	2019
Personnel-related costs (1)	$3	$8
Facility-related costs (2)	8	1
Total restructuring charges (3)	$11	$9
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
(3)Restructuring charges for the three months ended March 31, 2020 related to the Facility and Operational Efficiencies Program. Restructuring charges for the three months ended March 31, 2019 include $6 million related to the Facility and Operational Efficiencies Program and $3 million related to the Leadership Realignment and Other Restructuring Activities Program.
Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, the Company commenced the implementation of a plan to accelerate its office consolidation to reduce storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, the Company commenced a plan to transform and centralize certain aspects of the operational support and drive changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable. In the third quarter of 2019, the Company reduced headcount in connection with the wind-down of a former affinity program. In the fourth quarter of 2019, the Company expanded its operational efficiencies program to focus on workforce optimization. This workforce optimization initiative is focused on consolidating similar or overlapping roles, reducing the number of hierarchical layers and streamlining work and decision making. Furthermore, at the end of 2019, the Company identified other strategic initiatives which are expected to result in additional operational and facility related efficiencies in 2020.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Other restructuring costs	Total
Balance at December 31, 2019	$6	$5	$—	$11
Restructuring charges (1)	3	8	—	11
Costs paid or otherwise settled	(5)	(7)	—	(12)
Balance at March 31, 2020	$4	$6	$—	$10
_______________
(1)In addition, the Company incurred an additional $4 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the three months ended March 31, 2020.

The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred through March 31, 2020	Total amount remaining to be incurred
Personnel-related costs	$25	$24	$1
Facility-related costs (1)	47	24	23
Other restructuring costs	1	1	—
Total	$73	$49	$24
_______________
(1)Facility-related costs includes lease asset impairments expected to be incurred under the Facility and Operational Efficiencies Program.
The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred through March 31, 2020	Total amount remaining to be incurred
Realogy Franchise Group	$5	$5	$—
Realogy Brokerage Group	55	34	21
Realogy Title Group	3	3	—
Corporate and Other	10	7	3
Total	$73	$49	$24
Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan included senior leadership realignment, an enhanced focus on technology and talent, as well as further attention to office footprint and other operational efficiencies. The activities undertaken in connection with the restructuring plan are complete. At December 31, 2019, the remaining liability was $5 million. During the three months ended March 31, 2020, the Company paid or settled costs of $2 million resulting in a remaining accrual of $3 million primarily consisting of personnel related liabilities.
7. EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net loss	—	—	—	(462)	—	—	(462)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	6	—	—	—	6
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(4)	—	—	—	(4)
Dividends	—	—	—	—	—	(1)	(1)
Balance at March 31, 2020	115.3	$1	$4,844	$(3,157)	$(57)	$3	$1,634

	Three Months Ended March 31, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2018	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net loss	—	—	—	(99)	—	—	(99)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends declared ($0.09 per share)	—	—	(10)	—	—	(1)	(11)
Balance at March 31, 2019	114.2	$1	$4,841	$(2,606)	$(50)	$3	$2,189
Condensed Consolidated Statement of Changes in Equity for Realogy Group
The Company has not included a statement of changes in equity for Realogy Group as the operating results of Group are consistent with the operating results of Realogy Holdings as all revenue and expenses of Realogy Group flow up to Realogy Holdings and there are no incremental activities at the Realogy Holdings level. The only difference between Realogy Group and Realogy Holdings is that the $1 million in par value of common stock in Realogy Holdings' equity is included in additional paid-in capital in Realogy Group's equity.
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
In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share. The Company has not repurchased any shares under the share repurchase programs since 2019. As of March 31, 2020, $204 million remained available for repurchase under the share repurchase programs. In May 2020, the Company's Board of Directors terminated its outstanding share repurchase programs.
The restrictive covenants in the indenture governing the 9.375% Senior Notes restrict the Company's ability to repurchase shares. See "Note 5. Short and Long-Term Debt—Unsecured Notes."
Stock-Based Compensation
During the first quarter of 2020, the Company granted restricted stock units related to 0.7 million shares with a weighted average grant date fair value of $9.70 and performance stock units related to 0.9 million shares with a weighted average grant date fair value of $9.23. The Company shifted away from the use of options and granted all time-based equity awards in the form of restricted stock units which are subject to ratable vesting over a three-year period. Therefore, the Company did not grant shares of non-qualified stock options during the first quarter of 2020.
Cash-Based Compensation
Instead of issuing stock based compensation to certain employees, the Company issued $18 million of time-vested cash awards which vest annually over a three-year vesting period, $6 million of cash-settled long-term performance awards which are tied to cumulative free cash flow goals that will vest at the end of the three-year performance cycle based on achievement of the performance metric and $3 million of cash settled awards based on the change in Realogy stock price that will vest at the end of the three-year performance cycle.

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
The Company was in a net loss position for the three months ended March 31, 2020 and 2019 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
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
On February 15, 2019, the plaintiff amended his complaint to assert claims pursuant to the California Private Attorneys General Act (“PAGA”). The PAGA claims included in the amended complaint are substantively similar to those asserted in the original complaint. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties. In April 2019, the defendants filed motions to compel arbitration of the non-PAGA claims and to stay the PAGA claims pending resolution of the arbitrable claims. On June 5, 2019, the Court dismissed the plaintiff’s non-PAGA claims without prejudice and withdrew the defendants’ motion to compel arbitration by stipulation of the parties. The plaintiff continues to pursue his PAGA claims as a representative of purported "aggrieved employees" as defined by PAGA. The plaintiff currently seeks, as the representative of all purported aggrieved employees, all non-individualized relief available to the purported aggrieved employees under PAGA, as well as attorneys’ fees. On November 15, 2019, Century 21 M&M filed a demurrer to the complaint, seeking to dismiss the remaining claim in the action, to which Century 21 filed a joinder, and on February 12, 2020 a brief in opposition was filed by the plaintiff. The hearing on the demurrer has been deferred and will not be heard until the courts reopen in California and resume addressing non-emergent civil motions.
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
Real Estate Industry Litigation
Moehrl, Cole, Darnell, Nager, Ramey, Sawbill Strategic, Inc., Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). This amended putative class action complaint (the "amended Moehrl complaint"), filed on June 14, 2019, (i) consolidates the Moehrl and Sawbill litigation reported in our Form 10-Q for the period ended March 31, 2019, (ii) adds certain plaintiffs and defendants, and (iii) serves as a response to the separate motions to dismiss filed on May 17, 2019 in the prior Moehrl litigation by each of NAR and the Company (along with the other defendants named in the prior Moehrl complaint).
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. Plaintiffs' counsel has filed a motion to appoint lead counsel in the case, which has yet to be decided by the Court. On August 9, 2019, NAR and the Company (together with the other defendants named in the amended Moehrl complaint) each filed separate motions to dismiss this litigation. The plaintiffs filed their opposition to the motions to dismiss on September 13, 2019, and the defendants filed their replies in support of the motions on October 18, 2019. Discovery between the parties is stayed pending rulings on the outstanding motions to dismiss this litigation.
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 by plaintiffs Joshua Sitzer and Amy Winger against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Moehrl litigation. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On August 22, 2019, the Court denied defendants' motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois and on October 16, 2019, denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). Discovery between the parties is ongoing.
Securities Litigation
Tanaskovic v. Realogy Holdings Corp., et. al. (U.S. District Court for the District of New Jersey). This is a putative class action complaint filed on July 11, 2019 by plaintiff Sasa Tanaskovic against the Company and certain of its current and former executive officers. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between February 24, 2017 through May 22, 2019, as well as attorneys’ fees and costs. Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust (the “Retirement Trust”), was appointed lead plaintiff on November 7, 2019. Lead plaintiff filed its amended complaint on March 6, 2020 and the Company has until August 3, 2020 to file its response per the stipulation of the parties entered by the Court on March 25, 2020.
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
* * *
Company-Initiated Litigation
Realogy Holdings Corp. v. SIRVA Worldwide, Inc., North American Van Lines, Inc., Madison Dearborn Capital Partners VII-A, L.P., Madison Dearborn Capital Partners VII-C, L.P., and Madison Dearborn Capital Partners VII

Executive-A, L.P. (Court of Chancery of the State of Delaware). On April 27, 2020, the Company filed a complaint against affiliates of MDP and SIRVA to enforce SIRVA’s obligations under the Purchase Agreement for the sale of the Company’s employee relocation services business. The Company alleges breach of contract and seeks specific performance by SIRVA to perform its obligations under the Purchase Agreement, or in the alternative, ordering the defendants to specifically perform their contractual obligations to pay the Company a $30 million termination fee, as well as costs and expenses, including reasonable attorney’s fees. On April 30, 2020, the Company filed a motion to the expedite proceedings and the Court has scheduled a telephonic hearing for such motion on May 8, 2020.
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries, filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass") alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. The Company subsequently amended its complaint (which, among other things, withdrew the count for aiding and abetting breach of contract and added a count for defamation). Beginning in September 2019, Compass filed a series of motions, which the Company opposed, including a motion to dismiss and a motion to compel arbitration. The Court denied the motion to dismiss in February 2020 as to counts 1 (misappropriation of trade secrets), 4 (tortious interference with contract), 7 (violations of the California Unfair Competition Law) and 11 (defamation). As to the remaining claims, the Court ruled in March 2020, that such claims are not necessarily all subject to Compass' motion to compel arbitration and allowed the parties to further brief the arbitration issue. Given the limited court schedule due to the current COVID-19 pandemic, we do not know when the Court will rule on these supplemental briefings by the parties.
* * *
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales agents, antitrust and anti-competition claims, general fraud claims (including wire fraud associated with third-party diversion of funds from a brokerage transaction), employment law claims, including claims challenging the classification of our sales agents as independent contractors, wage and hour related claims, and claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto, and claims alleging violations of RESPA, state consumer fraud statutes or federal consumer protection statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common. While most litigation involves claims against the Company, from time to time the Company commences litigation, including litigation against former employees, franchisees and competitors when it alleges that such persons or entities have breached agreements or engaged in other wrongful conduct.
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
The due to former parent balance was $18 million at both March 31, 2020 and December 31, 2019. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) accrued interest on contingent tax liabilities, (iii) potential liabilities related to Cendant’s terminated or divested businesses, and (iv) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $556 million at March 31, 2020 and $475 million at December 31, 2019. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
10. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments. During the first quarter of 2020, Realogy Leads Group was consolidated into Realogy Franchise Group and the segment change is reflected for all periods presented. Realogy Leads Group, which previously was part of Cartus, consists of the Company's affinity and broker-to-broker business, as well as the broker network made up of agents and brokers from Realogy’s residential real estate brands and certain independent real estate brokers (which is referred to as the Realogy Advantage Broker Network). The Company initiated litigation against MDP and SIRVA to enforce SIRVA’s obligations under the Purchase Agreement as described in Note 11. "Subsequent Events". Based upon developments in this litigation, the Company may reassess segment classification in future periods.
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

	Revenues (a) (b)
	Three Months Ended March 31,
	2020	2019
Realogy Franchise Group	$168	$179
Realogy Brokerage Group	869	816
Realogy Title Group	137	114
Corporate and Other (c)	(58)	(55)
Total Company	$1,116	$1,054

_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for the Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $58 million and $55 million for the three months ended March 31, 2020 and 2019, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Revenues for Realogy Franchise Group include intercompany referral commissions related to Realogy Advantage Broker Network paid by Realogy Brokerage Group of $2 million and $3 million for the three months ended March 31, 2020 and 2019, respectively. Such amounts are recorded as contra-revenues by Realogy Brokerage Group. There are no other material intersegment transactions.
(c)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended March 31,
	2020	2019
Realogy Franchise Group	$101	$98
Realogy Brokerage Group	(51)	(62)
Realogy Title Group	12	(9)
Corporate and Other (a)	(25)	(25)
Total continuing operations	37	2

Less: Depreciation and amortization	45	41
Interest expense, net	101	63
Income tax benefit	(132)	(32)
Restructuring costs, net (b)	11	9
Impairments (c)	447	1
Loss on the early extinguishment of debt (d)	—	5
Net loss from continuing operations	(435)	(85)
Net loss from discontinued operations	(27)	(14)
Net loss attributable to Realogy Holdings and Realogy Group	$(462)	$(99)
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended March 31, 2020 includes restructuring charges of $1 million at Realogy Franchise Group, $9 million at Realogy Brokerage Group and $1 million at Realogy Title Group.
The three months ended March 31, 2019 includes restructuring charges of $4 million at Realogy Brokerage Group, $1 million at Realogy Title Group and $4 million at Corporate and Other.
(c)Impairments for the three months ended March 31, 2020 include a goodwill impairment charge of $413 million which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million, an impairment charge of $30 million which reduced the carrying value of trademarks at Realogy Franchise Group and $4 million related to lease asset impairments. Impairments for the three months ended March 31, 2019 include $1 million of impairment charges related to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.

11. SUBSEQUENT EVENTS
Update to Planned Sale of Cartus Relocation Services
The Company entered into a Purchase and Sale Agreement on November 6, 2019 (the "Purchase Agreement"), for the acquisition of Cartus Relocation Services, the Company's global employee relocation business, by North American Van Lines, Inc. (as assignee of SIRVA) for $375 million in cash at closing, subject to certain adjustments set forth in the Purchase Agreement, and a $25 million deferred payment after the closing of the transaction. SIRVA is a portfolio company of Madison Dearborn Partners, LLC ("MDP").
The Company strongly believes that all conditions to SIRVA’s obligations to effect the closing have been and continue to be satisfied. On April 24, 2020, the Company delivered notice to SIRVA that it had satisfied all such conditions under the Purchase Agreement and was committed to closing the transaction on April 29, 2020. On April 25, 2020, SIRVA notified the Company that it did not believe that all conditions to closing have been or will be satisfied by the April 30, 2020 termination date under the Purchase Agreement.
On April 27, 2020, the Company filed a lawsuit against affiliates of MDP and SIRVA to enforce SIRVA’s obligations under the Purchase Agreement. SIRVA has since delivered notices to the Company purportedly terminating the Purchase Agreement, the validity of which the Company disputes. The Company strongly disagrees with SIRVA’s position and will pursue all legal remedies to enforce SIRVA’s obligations under the Purchase Agreement.
As of March 31, 2020, the assets and liabilities of Cartus Relocation Services are classified as held for sale in the Condensed Consolidated Balance Sheets and the results are reported in this Quarterly Report as discontinued operations. "Net loss from discontinued operations" is reflected on the Condensed Consolidated Statements of Operations for all periods presented. Based upon developments in this litigation, the Company will reassess held for sale and discontinued operations accounting treatment in future periods.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2019 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" and "Risk Factors" in this Quarterly Report as well as our 2019 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate services and report our operations in the following three business segments:
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2020, our real estate franchise systems and proprietary brands had approximately 311,300 independent sales agents worldwide, including approximately 188,900 independent sales agents operating in the U.S. (which included approximately 52,200 company owned brokerage independent sales agents). As of March 31, 2020, our real estate franchise systems and proprietary brands had approximately 18,300 offices worldwide in 114 countries and territories, including approximately 5,900 brokerage offices in the U.S. (which included approximately 700 company owned brokerage offices). Realogy Leads Group, which consists of Company- and client- directed affinity programs, broker-to-broker referrals and the Realogy Advantage Broker Network (previously referred to as the Cartus Broker Network) was consolidated in Realogy Franchise Group beginning in the first quarter of 2020 (see Note 10, "Segment Information", to the Condensed Consolidated Financial Statements for additional information).
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 700 owned and operated brokerage offices with approximately 52,200 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S.
•Realogy Title Group—provides full-service title and settlement services to real estate companies, affinity groups, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage business. This segment also includes the Company's share of equity earnings and losses for our Guaranteed Rate Affinity mortgage origination joint venture.
Our technology and data group pursues technology-enabled solutions to support our business segments and franchisees as well as independent sales agents affiliated with Realogy Brokerage and Franchise Groups and their customers.
RECENT DEVELOPMENTS
COVID-19
The COVID-19 pandemic is having a profound effect on the global economy and financial markets. This unprecedented situation has created considerable risks and uncertainties for almost all sectors, including the U.S. real estate services industry, as well as for the Company and its affiliated franchisees, including those arising from the adverse effects on the economy as well as risks related to employees, independent sales agents, franchisees, and consumers.
In the United States, federal, state and local governments continue to react to this evolving public health crisis by, among other actions, recommending or requiring the avoidance of gatherings of people or significantly or entirely curtailing activities categorized as non-essential. The first statewide "shelter in place" order in the U.S. was issued by the State of California on March 19, 2020 and as of April 30, 2020, the vast majority of all Americans were subject to restrictions on their activities due to the public health crisis, although the level and duration of such restrictions vary by state and local mandates. Our near-term priority has been, and continues to be, the protection of the health and safety of our employees, affiliated agents and franchisees and customers. Substantially all of our employees have been working remotely since mid-March 2020 and in early March 2020, we moved quickly to transform several near-term brand events to a virtual-only format.
Federal guidance from the U.S. Department of Homeland Security issued on March 28, 2020 included residential real estate services (including settlement services) on the list of essential services that are deemed critical to public health and safety as well as economic and national security. However, the definition of real estate services and whether the provision of real estate services is deemed to constitute an essential business varies by state and can also differ between counties and cities. Furthermore, even if such services are categorized as essential in any particular geography, local or state regulations may preclude or strictly limit traditional methods of marketing homes, such as open houses or in-person showings of property and may not include all aspects of home selling, such as home inspections and home repairs.
The ability of company owned and franchised brokerages to provide such services may also be limited by brokerage policies and procedures designed to protect the health and safety of independent sales agents and consumers. Residential real estate transactions may be additionally restricted due to each consumer's preferences, including with respect to health, financial and other matters, including, but not limited to, whether the home buyer or seller is affected by the heightened economic uncertainties resulting from the pandemic, including significant declines in the value of stock (and stock market volatility), declining wages and increasing unemployment.
We are taking actions to leverage technology for virtual showings, alternative processes for contract negotiation and execution, and recent legislative and procedural changes related to items such as remote appraisals and remote notarization. However, it is currently not clear whether, and how quickly and widespread, these alternatives may be adopted by independent sales agents and consumers. In addition, remote notarization and other closing procedures are not legally permitted in all states.
We experienced positive growth in closed homesale sides and strong year-over-year increases in homesale transaction volume and homesale transaction price during January and February. Homesale transaction volume was up 13% in January and 11% in February compared to the prior year. However, commencing around mid-March 2020, we began to see declines in new contracts to buy or sell a home (commonly referred to as "open homesale contracts"), which steepened during the last week of the quarter, when we also began to see declines in closed homesale transactions. As a result, homesale transaction volume was up 3% in March compared to March 2019. Declines in open homesale contracts and closed transactions during March 2020 were particularly pronounced in densely populated areas, such as California and the New York metropolitan area (geographies which also have an average sales price much higher than the U.S. average). This trend is continuing, with sustained declines in open homesale contracts and closed transactions in April 2020, as well as declines in average sale price due to geography mix and lower inventory in the high-end markets. In addition, these trends may continue or may worsen for so long as the COVID-19 crisis continues to have a material impact on the industry, consumers and the overall economy.
Accordingly, we anticipate that our revenue for the second quarter of 2020 will be materially lower than during the comparable period in 2019, primarily due to lower homesale transaction volume.
In mid-March 2020, we began taking a series of proactive measures intended to increase liquidity to support our operations, identify and implement cost-saving measures, and to work to provide liquidity to affiliated franchisees in light of the emerging COVID-19 crisis. These measures are assessed by management on an ongoing basis and may be extended and/or expanded as the situation evolves. Specifically:
•To supplement available cash on hand, we borrowed an additional $400 million under our Revolving Credit Facility in March 2020 resulting in $755 million of outstanding borrowings under our Revolving Credit Facility at March 31, 2020 and $628 million of cash and cash equivalents as of March 31, 2020.
•To preserve capital, we implemented a series of cost saving initiatives, which we expect to result in cost savings of $80 to $100 million for each full quarter for so long as such measures remain in place. Depending on management’s ongoing assessments, we may expand or contract the mix and scope of these cost saving initiatives (which may have an impact on quarterly savings). Current initiatives include:
◦employee-related cost-savings actions covering the vast majority of our employee base, which we expect will result in cost-savings of approximately $60 million for each full quarter for so long as such measures remain in place, including:
▪temporary salary reductions for all of our exempt employees, including our executive leadership, and temporary work-week reductions for certain non-exempt employees, each effective April 4, 2020;
▪temporary employment furloughs of certain employees, although we have continued to cover the employee-portion of health insurance premiums for such employees;
▪reductions in workforce of certain non-exempt employees;
▪freezing new hires; and
▪elimination of our employee 401(k) match effective April 4, 2020;
◦other cost saving actions including reductions in marketing expense, incremental office optimization activities, delaying events and conferences as well as other actions focused on reducing operating expenses and delaying investments in certain initiatives.
•To provide enhanced liquidity to affiliated franchisees we took the following actions, which we believe are meaningful to franchisees, but are not expected to have a material impact on our financial results for the second quarter of 2020:
◦accelerated April payment of franchisee rebates by two weeks;
◦waived all domestic U.S. brand marketing fund fees (which we generally apply on a dollar-for-dollar basis to marketing expenses), including monthly minimums, if applicable, for all homesale transactions closing in the second quarter of 2020;
◦waived applicable domestic U.S. monthly minimum royalty fees due in the second quarter of 2020; and
◦agreed to retain franchisee rebate tiers at 2019 levels for the duration of 2020.
In addition, we have proactively shared information with affiliated franchisees and independent sales agents regarding the potential benefits which are available to sole proprietors and independent contractors under the "Coronavirus Aid, Relief, and Economic Security Act," or CARES Act, provision aimed at assisting small businesses during the crisis.
Material revenue declines relating to this crisis, including in the second quarter of 2020, are expected to have a material negative impact on our earnings and may also adversely impact our liquidity, notwithstanding the mitigation actions we have initiated and expect to continue during this crisis and, given the significant uncertainties created by the COVID-19 crisis and related economic downturn, may continue to have such an effect in future periods.
We are currently in compliance with our senior secured leverage ratio; however, a material decline in our ability to generate EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement governing the Senior Secured Credit Facility and Term Loan A Facility, could result in our failure to comply with the senior secured leverage ratio covenant in future periods. In addition, prior to making new borrowings under the Revolving Credit Facility, we are required to certify that the representations and warranties in the Senior Secured Credit Agreement remain true and correct in all material respects as of the date of any borrowing (except to the extent such representations and warranties relate to an earlier date), including the absence of any material adverse effect on our business, property, operations or condition.
See Financial Condition, Liquidity and Capital Resources in this Item 2. for additional information on our near-term liquidity. See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on our short- and long-term debt. For important risks regarding our indebtedness, see Part II, Item 1A, "Risk Factors", of this Form 10-Q as well as the risk factors that appear under the header Risks Related to Our Indebtedness in Part I, Item 1A, "Risk Factors" of the 2019 Form 10-K.
Update to the Planned Sale of Cartus Relocation Services
As previously disclosed, the Company entered into a Purchase and Sale Agreement on November 6, 2019 (the "Purchase Agreement"), for the acquisition of Cartus Relocation Services, the Company's global employee relocation business, by North American Van Lines, Inc. (as assignee of SIRVA Worldwide, Inc., or "SIRVA") for $375 million in cash at closing, subject to certain adjustments set forth in the Purchase Agreement, and a $25 million deferred payment after the closing of the transaction. SIRVA is a portfolio company of affiliates of Madison Dearborn Partners, LLC ("MDP").
The Company strongly believes that all conditions to SIRVA’s obligations to effect the closing have been and continue to be satisfied. On April 24, 2020, the Company delivered notice to SIRVA that it had satisfied all such conditions under the Purchase Agreement and was committed to closing the transaction on April 29, 2020. On April 25, 2020, SIRVA notified the Company that it did not believe that all conditions to closing have been or will be satisfied by the April 30, 2020 termination date under the Purchase Agreement.
On April 27, 2020, the Company filed a lawsuit against affiliates of MDP and SIRVA to enforce SIRVA’s obligations under the Purchase Agreement. SIRVA has since delivered notices to the Company purportedly terminating the Purchase

Agreement, the validity of which the Company disputes. The Company strongly disagrees with SIRVA’s position and will pursue all legal remedies to enforce SIRVA’s obligations under the Purchase Agreement.
As of March 31, 2020, the assets and liabilities of Cartus Relocation Services are classified as held for sale in the Condensed Consolidated Balance Sheets and the results are reported in this Quarterly Report as discontinued operations. "Net loss from discontinued operations" is reflected on the Condensed Consolidated Statements of Operations for all periods presented.
Impairment of Goodwill and Other Indefinite-lived Intangible Assets
During the first quarter of 2020, we determined that the impact on future earnings related to the COVID-19 pandemic qualified as a triggering event for all of our reporting units and accordingly, we performed an impairment assessment of goodwill and indefinite-lived intangible assets as of March 31, 2020. This assessment resulted in the recognition of an impairment of Realogy Franchise Group trademarks of $30 million and a goodwill impairment of $413 million for Realogy Brokerage Group offset by an income tax benefit of $99 million resulting in a net reduction to Realogy Brokerage Group's carrying value of $314 million. The primary drivers to the impairments were a significant increase in the weighted average cost of capital due to the volatility in the capital and debt markets due to COVID-19 and the related lower projected financial results for 2020. The impairment charges are recorded on a separate line in the accompanying Condensed Consolidated Statements of Operations and are non-cash in nature.
Impairment analyses are highly complex and involve many subjective assumptions, estimates and judgments made by management. Such assumptions, estimates and judgments may change in the near term due to multiple factors, including continued business and economic disruptions related to the ongoing COVID-19 crisis. If business conditions deteriorate further than we have modeled or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future, which may be material. See Note 3, "Goodwill and Intangible Assets", to the Condensed Consolidated Financial Statements for additional information related to impairment.
CURRENT BUSINESS AND INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the first quarter of 2020, homesale transaction volume increased 13% due to a 6% increase in the average homesale price and a 7% increase in the number of homesale transactions.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 8% during the three months ended March 31, 2020 compared to the three months ended March 31, 2019. Homesale transaction volume at Realogy Brokerage Group increased 8%, primarily as a result of a 4% increase in average homesale price and a 3% increase in existing homesale transactions and homesale transaction volume at Realogy Franchise Group increased 8%, as a result of an 8% increase in average homesale price while existing homesale transactions remained flat.
We believe that incremental improvement in certain industry fundamentals, in particular declines in average mortgage rates, contributed to improvement in market conditions in the second half of 2019 and continued to positively impact the majority of the first quarter of 2020. We believe that our first quarter 2020 results reflect these general market conditions; however, in addition to the impact of the COVID-19 crisis which began around mid-March 2020, we were also negatively impacted during the first quarter of 2020 by the highly competitive environment in 2019 which is reflected in our year over year comparison of the first quarter, as well as our geographic concentration, in particular for our brokerage operations in California and the New York metropolitan area.
Inventory. We expect that for so long as the COVID-19 crisis continues, affected geographies will experience dramatic declines in inventory. Even before the COVID-19 crisis, low housing inventory levels had been an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased from 1.67 million as of March 2019 to 1.50 million as of March 2020. As a result, inventory has decreased from 3.8 months of supply in March 2019 to 3.4 months as of March 2020. These levels continue to be significantly below the 10-year average of 5.4 months, the 15-year average of 6.1 months and the 25-year average of 5.7 months.
Unemployment. More than 30 million Americans have applied for unemployment benefits since March 15, 2020 through April 25, 2020 and since the onset of the pandemic, many companies have announced reductions in work weeks and salaries. If the COVID-19 pandemic continues to curtail employment levels and economic activity for a substantial period, it is likely to lead to an increase in loan defaults and foreclosure activity and make it more difficult for potential home buyers to arrange financing.
Mortgage Rates. A wide variety of factors can contribute to mortgage rates, including federal interest rates, demand, consumer income, unemployment levels and foreclosure rates. In response to the growing economic effects of the COVID-19 crisis, the Federal Reserve Board has cut the interest rate two times, dropping its benchmark interest rate to a range of 0% to 0.25% on March 15, 2020. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage averaged 3.51% for the first quarter of 2020 compared to 4.37% for the first quarter of 2019. On March 31, 2020, mortgage rates were 3.45%, according to Freddie Mac. A decline in mortgage rates generally drives increased refinancing activity, however, the demand for mortgages to purchase homes will generally decrease with declining homesale transaction activity. Due to the economic effects of the COVID-19 crisis, mortgage standards may tighten, even as rates declines, which could limit the availability of mortgage financing. Increases in mortgage rates adversely impact housing affordability and we have been and could again be negatively impacted by a rising interest rate environment.
Affordability. The fixed housing affordability index, as reported by NAR, increased from 158 for February 2019 to 170 for February 2020, which we believe has been primarily attributable to lower mortgage rates. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. We expect housing affordability to be significantly impacted by the unprecedented rise in unemployment as a result of the COVID-19 crisis, but are unable to estimate the extent or duration of such decrease due to the uncertainties regarding the duration and severity of the COVID-19 crisis and its related impact on the global economy.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Aggressive competition for the affiliation of independent sales agents has negatively impacted recruitment and retention efforts at both Realogy Franchise and Brokerage Groups, in particular with respect to more productive sales agents, and drove a loss in our market share for 2019 compared to 2018. This loss of market share contributed to the decline in homesale transaction volume at both Realogy Franchise and Brokerage Groups and is expected to continue to adversely impact results.
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
In addition, industry competition for independent sales agents has been and is expected to continue to be further complicated by competitive models that do not prioritize traditional business objectives. For example, we believe that certain owned-brokerage competitors have investors that have historically allowed the pursuit of increases in market share over profitability, which not only exacerbates competition for independent sales agents, but places additional pressure on the share of commission income received by the agent.
This competitive environment has continued despite general business disruption due to the COVID-19 crisis. Competition for productive agents is expected to continue to have a negative impact on our homesale transaction volume and market share and to put upward pressure on the average share of commissions earned by independent sales agents. These competitive market factors also impact our franchisees and such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
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
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, although most iBuying models paused home-buying activity in late March due to the COVID-19 pandemic (including our own version of such model), these models could restart as conditions improve. Many iBuying business models seek to disintermediate real estate brokers and independent sales agents from buyers and sellers of homes by reducing brokerage commissions that may be earned on those transactions. In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions, including expanding into the brokerage business, charging significant referral fees, charging listing and display fees, diluting the relationship between agents and brokers (and between agents and the consumer), tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry and such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with our franchisees and our and our franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes.
As previously disclosed, we currently receive meaningful listing fees for our provision of real estate listings under agreements scheduled to expire in March 2022. Due to disputes between the parties, which heightened during the COVID-19 crisis, there is an increased risk that performance and payments under these agreements may be suspended or terminated. The suspension or termination of these agreements would have a negative impact on our revenues and earnings but would eliminate various obligations and could result in certain reduced spend. We will continue to focus efforts on lead generation and other programs designed to benefit affiliated agents and franchisees.
New Development. Realogy Brokerage Group has relationships with developers, primarily in major cities, in particular New York City, to provide marketing and brokerage services in new developments. New development closings can vary significantly from year to year due to timing matters that are outside of our control, including long cycle times and irregular project completion timing. In addition, the new development industry has also experienced significant disruption related to the COVID-19 crisis. Accordingly, earnings attributable to this business can fluctuate meaningfully from year to year, impacting both homesale transaction volume and the share of gross commission income we realize on such transactions.
Existing Homesales
For the quarter ended March 31, 2020 compared to the same period in 2019, NAR existing homesale transactions increased to 1.1 homes or up 7%. For the quarter ended March 31, 2020, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups increased 1% compared to the same period in 2019 due primarily to the impact, starting around mid-March 2020, of the COVID-19 crisis, the impact of competition (including on our market share), the loss of certain franchisees and the geographic concentration of Realogy Brokerage Group. The quarterly and annual year-over-year trends in homesale transactions are as follows:

_______________
(a)Q1 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
(c)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are both forecasting existing homesale transactions to increase 15% in 2021.
Existing Homesale Price
For the quarter ended March 31, 2020 compared to the same period in 2019, NAR existing homesale average price increased 6%. For the quarter ended March 31, 2020, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 7% compared to the same period in 2019. However, as noted above, beginning in April 2020, our company owned brokerages have experienced declines in average sale price due to geography mix and lower inventory in the high-end markets. Realogy Brokerage Group's geographic concentration and exposure to the high-end of the market plus the associated competitive pressures drove the year-over-year decline in homesale price compared to the overall industry. The quarterly and annual year-over-year trends in the price of homes are as follows:

_______________
(a)Q1 homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)Forecasted homesale price data is for median price and is as of the most recent NAR forecast.
(c)Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 2% while Fannie Mae is forecasting median existing homesale price to increase 1% in 2021.
* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, increases in U.S. household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, increases in renters that qualify as homebuyers, the inherent attributes of homeownership versus renting and the availability of inventory in the consumer's desired location and within the consumer's price range. At this time, certain of these factors are trending favorably, such as mortgage rate levels and household formation, although the COVID-19 pandemic continues to materially impact the entire industry and the global economy. Factors that may negatively affect growth in the housing industry include:
•the severity, length and spread of the COVID-19 pandemic and the speed of the U.S. and global economic recoveries;
•increased levels of unemployment and/or stagnant wage growth in the U.S.;
•economic stagnation or contraction in the U.S. economy;
•decreasing consumer confidence in the economy and/or the residential real estate market;
•an increase in potential homebuyers with low credit ratings or inability to afford down payments;
•reduced availability of mortgage financing or increasing down payment requirements or other mortgage challenges due to disrupted earnings;
•weak credit markets and/or instability of financial institutions;
•renewed high levels of foreclosure activity;
•a reduction in the affordability of homes;
•continued insufficient inventory levels or stagnant and/or declining home prices;
•geopolitical and economic instability;
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
•a decline in home ownership levels in the U.S.;
•natural disasters, such as hurricanes, earthquakes, wildfires, mudslides and other events that disrupt local or regional real estate markets, including public health crises, such as pandemics and epidemics;
•higher mortgage rates due to increases in long-term interest rates; and
•other legislative or regulatory reforms, including but not limited to reform that adversely impacts the financing of the U.S. housing market, changes relating to RESPA, potential reform of Fannie Mae and Freddie Mac, immigration reform, and further potential federal, state or local tax code reform (including, for example, the proposed "pied-a-terre tax" in New York City).
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
Realogy Leads Group, which consists of Company- and client- directed affinity programs, broker-to-broker referrals and the Realogy Advantage Broker Network (previously referred to as the Cartus Broker Network) was consolidated into Realogy Franchise Group during the first quarter of 2020.
During the first quarter of 2020, Cartus Relocation Services had 25,049 initiations as compared to 27,334 initiations during the first quarter of 2019. Cartus Relocation Services earned referral fee revenue from approximately 2,651 referrals in the first quarter of 2020 as compared to 2,741 referrals in the first quarter of 2019. Beginning in the second half of March 2020, Cartus experienced a decline in new initiations believed to be attributable to the COVID-19 pandemic and expects this trend to continue in the second quarter of 2020 and potentially beyond.
The following table presents our drivers for the three months ended March 31, 2020 and 2019. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

Three Months Ended March 31,
2020	2019	% Change
Realogy Franchise Group (a)
Closed homesale sides	203,188	202,662	—%
Average homesale price	$322,465	$298,361	8%
Average homesale broker commission rate	2.47%	2.48%	(1)	bps
Net royalty per side	$316	$303	4%
Realogy Brokerage Group
Closed homesale sides	62,541	60,442	3%
Average homesale price	$533,813	$511,922	4%
Average homesale broker commission rate	2.41%	2.41%	—	bps
Gross commission income per side	$13,597	$13,212	3%
Realogy Title Group
Purchase title and closing units	28,724	28,044	2%
Refinance title and closing units	8,899	4,011	122%
Average fee per closing unit	$2,269	$2,267	—%
_______________
(a)Includes all franchisees except for Realogy Brokerage Group.
A decline in the number of homesale transactions and/or decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title and settlement services, (iv) reducing the referral fees we earn from affinity, broker-to-broker and the Realogy Advantage Leads Network, and (v) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers or greater commission payments to sales agents or by an increase in volume or other incentives paid to franchisees.
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
Our results of operations should be read in conjunction with our other disclosures in this Item 2. including under the headings Recent Developments—COVID-19 and Current Business and Industry Trends.
Three Months Ended March 31, 2020 vs. Three Months Ended March 31, 2019
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2020	2019	Change
Net revenues	$1,116	$1,054	$62
Total expenses	1,692	1,172	520
Loss from continuing operations before income taxes, equity in earnings and noncontrolling interests	(576)	(118)	(458)
Income tax benefit	(132)	(32)	(100)
Equity in earnings of unconsolidated entities	(9)	(1)	(8)
Net loss from continuing operations	(435)	(85)	(350)
Net loss from discontinued operations	(27)	(14)	(13)
Net loss	(462)	(99)	(363)
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Realogy Holdings and Realogy Group	$(462)	$(99)	$(363)

Net revenues increased $62 million or 6% for the three months ended March 31, 2020 compared with the three months ended March 31, 2019 primarily driven by higher homesale transaction volume at both Realogy Franchise and Brokerage Groups.
Total expenses for the first quarter of 2020 increased $520 million compared to the first quarter of 2019 primarily due to:
•impairments of $447 million including a goodwill impairment charge of $413 million which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million, an impairment charge of $30 million which reduced the carrying value of trademarks at Realogy Franchise Group (see Note 3, "Goodwill and Intangible Assets", to the Condensed Consolidated Financial Statements for additional information) and $4 million related to lease asset impairments;
•a $55 million increase in commission and other sales agent-related costs primarily as a result of the impact of higher homesale transaction volume at Realogy Brokerage Group and a shift in mix to more productive agents; and
•a $38 million net increase in interest expense primarily due to a $37 million net expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $51 million during the first quarter of 2020 compared to losses of $14 million during the first quarter of 2019;
partially offset by;
•an $11 million decrease in operating and general and administrative expenses primarily due to lower employee-related, occupancy and other operating costs as a result of cost savings initiatives; and
•a $9 million decrease in marketing expense primarily due to the timing of meetings and conferences held during the first quarter of 2020 compared to the first quarter of 2019 as a result of the RGX event held in 2019 and lower advertising costs due to the beginning of the COVID-19 pandemic.

Equity in earnings were $9 million during the first quarter of 2020 compared to earnings of $1 million during the first quarter of 2019 primarily due to an improvement in earnings of Guaranteed Rate Affinity.
During the first quarter of 2020, we incurred $11 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan which began in the first quarter of 2019 to be approximately $73 million, with $49 million incurred through March 31, 2020. See Note 6, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The provision for income taxes was a benefit of $132 million for the three months ended March 31, 2020 compared to a benefit of $32 million for the three months ended March 31, 2019. Our effective tax rate was 23% and 27% for the three months ended March 31, 2020 and March 31, 2019, respectively. The effective tax rate for the three months ended March 31, 2020 was primarily impacted by items in the quarter related to the goodwill impairment charge and equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the three months ended March 31, 2020 and 2019:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group	$168	$179	$(11)	(6)%	$101	$98	$3	3%	60%	55%	5
Realogy Brokerage Group	869	816	53	6	(51)	(62)	11	18	(6)	(8)	2
Realogy Title Group	137	114	23	20	12	(9)	21	233	9	(8)	17
Corporate and Other	(58)	(55)	(3)	*	(25)	(25)	—	*
Total continuing operations	$1,116	$1,054	$62	6%	$37	$2	$35	1,750%	3%	—%	3

Less: Depreciation and amortization					45	41
Interest expense, net					101	63
Income tax benefit					(132)	(32)
Restructuring costs, net (b)					11	9
Impairments (c)					447	1
Loss on the early extinguishment of debt (d)					—	5
Net loss from continuing operations					(435)	(85)
Net loss from discontinued operations					(27)	(14)
Net loss attributable to Realogy Holdings and Realogy Group					$(462)	$(99)
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $58 million and $55 million during the three months ended March 31, 2020 and 2019, respectively.
(b)Restructuring charges incurred for the three months ended March 31, 2020 include $1 million at Realogy Franchise Group, $9 million at Realogy Brokerage Group and $1 million at Realogy Title Group. Restructuring charges incurred for the three months ended March 31, 2019 include $4 million at Realogy Brokerage Group, $1 million at Realogy Title Group and $4 million at Corporate and Other.
(c)Impairments for the three months ended March 31, 2020 include a goodwill impairment charge of $413 million which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million, an impairment charge of $30 million which reduced the carrying value of trademarks at Realogy Franchise Group and $4 million related to lease asset impairments. Impairments for the three months ended March 31, 2019 include $1 million of impairment charges related to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.
As described in the aforementioned table, Operating EBITDA margin for "Total continuing operations" expressed as a percentage of revenues increased 3 percentage points to 3% from zero for the three months ended March 31, 2020 compared to the same period in 2019. On a segment basis, Realogy Franchise Group's margin increased 5 percentage points to 60% from 55% primarily due to a decrease in employee and other operating costs primarily as a result of cost savings initiatives. Realogy Brokerage Group's margin increased 2 percentage points from negative 8% to negative 6% primarily due to lower operating expenses primarily due to cost savings initiatives. Realogy Title Group's margin increased 17 percentage points to

9% from negative 8% primarily as a result of an increase in equity in earnings primarily due to an improvement in earnings of Guaranteed Rate Affinity and an increase in resale and refinancing revenue.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Group's results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments increased 1 percentage point from 4% to 5% primarily due to higher transaction volume during the first quarter of 2020 compared to the first quarter of 2019:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group (a)	$110	$124	(14)	(11)	$43	$43	—	—	39%	35%	4
Realogy Brokerage Group (a)	869	816	53	6	7	(7)	14	200	1	(1)	2
Realogy Franchise and Brokerage Groups Combined	$979	$940	39	4	$50	$36	14	39	5%	4%	1
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $58 million and $55 million during the three months ended March 31, 2020 and 2019, respectively.
Realogy Franchise Group
Revenues decreased $11 million to $168 million and Operating EBITDA increased $3 million to $101 million for the three months ended March 31, 2020 compared with the same period in 2019.
Revenues decreased $11 million primarily as a result of the $11 million decrease in registration revenue and brand marketing fund revenue, which has a $1 million net positive impact on Operating EBITDA due to the related expense decrease of $12 million, due to the level and timing of meetings and conferences held during the first quarter of 2020 compared to the first quarter of 2019 as a result of the RGX event held in 2019 and lower advertising costs due to the COVID-19 pandemic.
In addition, there was a $3 million decrease in leads referral revenues driven by lower volume and referral transactions primarily driven by the discontinuation of the USAA affinity program which ceased new enrollments in the third quarter of 2019. The revenue decrease was offset by a $3 million increase in intercompany royalties received from Realogy Brokerage Group.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $56 million and $53 million during the first quarter of 2020 and 2019, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $3 million increase in Operating EBITDA was primarily due to a $5 million decrease in employee and other operating costs principally due to cost savings initiatives and the discontinuation of the USAA affinity program, partially offset by $2 million of higher expense for bad debt and notes reserves.
Realogy Brokerage Group
Revenues increased $53 million to $869 million and Operating EBITDA increased $11 million to negative $51 million for the three months ended March 31, 2020 compared with the same period in 2019.
Although there was a transaction volume decrease in the final weeks of the quarter due to the COVID-19 pandemic, revenue in the first quarter of 2020 increased $53 million mainly driven by an 8% increase in homesale transaction volume which primarily consisted of a 4% increase in average homesale price and a 3% increase in existing homesale transactions at our Realogy Brokerage Group.

Operating EBITDA increased $11 million primarily due to:
•a $53 million increase in revenues discussed above;
•a $12 million decrease in employee-related, occupancy costs and other operating costs due to cost savings initiatives; and
•a $4 million decrease in marketing expense due to lower advertising costs due to the COVID-19 pandemic.
These increases were partially offset by:
•a $55 million increase in commission expenses paid to independent sales agents from $575 million in the first quarter of 2019 to $630 million in the first quarter of 2020. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above and a shift in mix to more productive agents; and
•a $3 million increase in royalties paid to Realogy Franchise Group from $53 million in the first quarter of 2019 to $56 million in the first quarter of 2020.
Realogy Title Group
Revenues increased $23 million to $137 million and Operating EBITDA increased $21 million to $12 million for the three months ended March 31, 2020 compared with the same period in 2019.
Revenues increased $23 million primarily as a result of a $10 million increase in underwriter revenue with unaffiliated agents, which has a $2 million net positive impact on Operating EBITDA due to the related expense increase of $8 million. In addition, there was a $6 million increase in resale revenue due to increases in purchase transactions and a $5 million increase in refinance revenue due to an increase in activity in the refinance market.
Operating EBITDA increased $21 million primarily as a result of the $11 million increase in resale and refinance revenues discussed above, an $8 million increase in equity in earnings primarily related to Guaranteed Rate Affinity and the $2 million net positive impact of underwriter transactions with unaffiliated agents noted above.
Discontinued Operations
Revenues for Cartus Relocation Services decreased $8 million to $52 million from $60 million and Operating EBITDA improved $1 million to negative $5 million from negative $6 million for the three months ended March 31, 2020 compared with the same period in 2019.
Revenues decreased $8 million primarily as a result of a $5 million decrease in international revenue due to lost business and a $3 million decrease in other revenue primarily driven by lower volume. Beginning in the second half of March 2020, Cartus experienced a decline in new initiations believed to be attributable to the COVID-19 pandemic and expects this trend to continue in the second quarter of 2020 and potentially beyond.
Operating EBITDA improved $1 million due to a decrease in employee and other operating costs primarily due to cost savings initiatives, mostly offset by the revenue decrease discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2020	December 31, 2019	Change
Total assets	$7,461	$7,543	$(82)
Total liabilities	5,827	5,447	380
Total equity	1,634	2,096	(462)
For the three months ended March 31, 2020, total assets decreased $82 million primarily due to:
•a $413 million decrease in goodwill as a result of the impairment at Realogy Brokerage Group during the first quarter of 2020;
•a $67 million decrease in assets held for sale;
•a $30 million decrease in trademarks as a result of the impairment of trademarks at Realogy Franchise Group during the first quarter of 2020;
•an $18 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization; and
•a $14 million net decrease of operating lease assets,
partially offset by:
•a $393 million increase in cash and cash equivalents due to additional borrowings under the Revolving Credit Facility;
•a $48 million increase in other current and non-current assets primarily related to strategic investments and prepaid incentives; and
•a $23 million increase in trade receivables primarily due to timing and seasonal volume.
Total liabilities increased $380 million primarily due to:
•a $558 million increase in corporate debt primarily due to $565 million increase in borrowings under the Revolving Credit Facility; and
•a $44 million increase in other non-current liabilities primarily due to mark-to-market adjustments on the Company's interest rate swaps, partially offset by:
•a $137 million decrease in deferred tax liabilities primarily due to the recognition of an income tax benefit of $99 million related to the goodwill impairment charge;
•a $61 million decrease in liabilities held for sale;
•a $14 million decrease in accounts payable; and
•a $13 million decrease in operating lease liabilities.
Total equity decreased $462 million primarily due to a net loss of $462 million for the three months ended March 31, 2020. The loss was primarily due to impairments of $447 million in the first quarter of 2020.
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
We are significantly encumbered by our debt obligations. As of March 31, 2020, our total debt, excluding our securitization obligations, was $4,003 million. Our liquidity position has been and is expected to continue to be negatively impacted by the interest expense on our debt obligations, which could be intensified by a significant increase in LIBOR (or any replacement rate) or ABR.

Our Senior Secured Credit Facility and Term Loan A Facility require us to maintain a senior secured leverage ratio, which may not exceed 4.75 to 1.00. For the trailing four quarters ended March 31, 2020, we were in compliance with the senior secured leverage ratio covenant with a ratio of 3.06 to 1.0 with total senior secured debt (net of unrestricted cash and cash equivalents) of $2,031 million and trailing four quarters EBITDA calculated on a Pro Forma Basis (as those terms are defined in the credit agreement governing the Senior Secured Credit Facility) of $663 million.
In order to comply with the senior secured leverage ratio for the four-quarter periods ending June 30, September 30 and December 31, 2020 and March 31, 2021 (or to avoid an event of default thereof), we will need to achieve a certain amount of trailing four quarters EBITDA calculated on a Pro Forma Basis and/or reduced levels of total senior secured first lien net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost savings and business optimization initiatives, (c) increasing new franchise sales, independent sales agent recruitment and retention, or (d) a combination thereof. These factors may be insufficient to overcome macroeconomic conditions affecting us and the duration and severity of the COVID-19 crisis is expected to directly impact all of these factors. In addition, if we deem it advisable, we could seek to obtain additional junior lien or unsecured debt or equity financing from third party sources.
We believe that we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet our cash flow needs during the next twelve months based upon our current financial modeling, which incorporates factors (a) through (d) above and takes into account the level of open homesale contracts and closed homesale transaction activity we have observed since mid-March, our assumptions regarding the impact of the COVID-19 crisis and related economic downturn (which are subject to significant ongoing uncertainties), industry homesale transaction volume forecasts from multiple sources, and certain cost-savings actions, including those taken to date.
We have the right to avoid an event of default of the senior secured leverage ratio in three of any of the four consecutive quarters through the issuance of additional Realogy Holdings equity for cash, which would be infused as capital into the Company. The effect of such infusion would be to increase EBITDA calculated on a Pro Forma Basis for purposes of calculating the senior secured leverage ratio for the applicable four-quarter period.
If we are unable to maintain compliance with the senior secured leverage ratio and we fail to remedy a default through an equity cure permitted thereunder, there would be an “event of default” under the Revolving Credit Facility and Term Loan A Facility, which may be waived by the lenders holding the majority of commitments under the Revolving Credit Facility or the lenders holding the majority of loans under the Term Loan A Facility, as applicable. Other events of default under the Revolving Credit Facility and Term Loan A Facility include, without limitation, nonpayment, material misrepresentations, insolvency, bankruptcy, certain judgments, change of control and cross-events of default on material indebtedness.
If an event of default occurs under the Revolving Credit Facility and Term Loan A Facility and we fail to obtain a waiver from the applicable lenders, our financial condition, results of operations and business would be materially adversely affected. Upon the occurrence of an event of default under the Revolving Credit Facility and Term Loan A Facility, the lenders:
•would not be required to lend any additional amounts to us;
•could elect to declare all borrowings outstanding, together with accrued and unpaid interest and fees, to be due and payable; or
•could prevent us from making certain payments on the Unsecured Notes (other than payments of regularly scheduled interest or principal at maturity).
If we were unable to repay those amounts, the lenders under the Senior Secured Credit Facility and Term Loan A Facility could proceed against the collateral granted to them to secure that indebtedness. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under our Senior Secured Credit Facility or Term Loan A Facility accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Secured Credit Facility and Term Loan A Facility and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Upon the occurrence of an event of default under the indentures governing our Senior Notes, the trustee or holders of 25% of the outstanding applicable notes could elect to declare the principal of, premium, if any, and accrued but unpaid interest on such notes to be due and payable. In addition, if an event of default is continuing under our Senior Secured Credit Facility, Term Loan A Facility, the indentures governing the Unsecured Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and amortization of, our

Apple Ridge Funding LLC securitization program. Any of the foregoing would have a material adverse affect on our business, financial condition and results of operations.
In addition, prior to making new borrowings under the Revolving Credit Facility, we are required to certify that the representations and warranties in the Senior Secured Credit Agreement remain true and correct in all material respects as of the date of any borrowing (except to the extent such representations and warranties relate to an earlier date), including the absence of any material adverse effect on our business, property, operations or condition. If we were unable to certify to such representations and warranties as of the date of a proposed borrowing, we would not be able to incur the additional borrowing under our Revolving Credit Facility. An inability to access our Revolving Credit Facility for additional borrowings could have a material adverse effect on our liquidity and financial position.
For additional information, see below under the header "Financial Obligations—Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures".
We will continue to evaluate potential refinancing and financing transactions, including refinancing certain tranches of our indebtedness and extending maturities, among other potential alternatives, such public or private placements of our common stock or preferred stock (either of which could, among other things, dilute our current stockholders and materially and adversely affect the market price of our common stock). There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. Financing may not be available to us on commercially reasonable terms, on terms that are acceptable to us, or at all. Any future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities.
We may from time to time seek to repurchase our outstanding Unsecured Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
The covenants in the indenture governing the 9.375% Senior Notes restrict our ability to make dividend payments or repurchase shares in any amount until the Company's consolidated leverage ratio is below 4.00 to 1.00. See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.
In addition, we are required to pay quarterly amortization payments for the Term Loan B and Term Loan A facilities. Remaining payments for 2020 total $28 million and $8 million for the Term Loan A and Term Loan B facilities, respectively and we expect payments for 2021 to total $51 million and $11 million for the Term Loan A and Term Loan B facilities, respectively.
If the residential real estate market or the economy as a whole does not improve or continues to weaken, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
Cash Flows
At March 31, 2020, we had $628 million of cash, cash equivalents and restricted cash, an increase of $393 million compared to the balance of $235 million at December 31, 2019. The following table summarizes our cash flows from continuing operations for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019	Change
Cash provided by (used in) activities from continuing operations:
Operating activities	$(87)	$(93)	$6
Investing activities	(34)	(21)	(13)
Financing activities	546	177	369
For the three months ended March 31, 2020, $6 million less cash was used in operating activities from continuing operations compared to the same period in 2019. The change was principally due to $28 million more cash provided by operating results offset by:
•$8 million less cash provided by the net change in trade receivables;

•$8 million more cash used for other assets;
•$3 million more cash used for accounts payable, accrued expenses and other liabilities; and
•$3 million more cash used for other operating activities.
For the three months ended March 31, 2020, we used $13 million more cash for investing activities from continuing operations compared to the same period in 2019 primarily due to:
•$11 million more cash used for other investing activities; and
•$2 million more cash used for property and equipment additions.
For the three months ended March 31, 2020, $546 million of cash was provided by financing activities from continuing operations compared to $177 million of cash provided during the same period in 2019. For the three months ended March 31, 2020, $546 million of cash provided by financing activities from continuing operations related to $565 million of additional borrowings under the Revolving Credit Facility partially offset by:
•$8 million of other financing payments primarily related to finance leases;
•$7 million of quarterly amortization payments on the term loan facilities; and
•$4 million of tax payments related to net share settlement for stock-based compensation.
For the three months ended March 31, 2019, $177 million of cash provided by financing activities from continuing operations related to:
•$140 million of additional borrowings under the Revolving Credit Facility; and
•$89 million of cash received as a result of the refinancing transactions in the first quarter of 2019, partially offset by,
•$20 million for the repurchase of our common stock;
•$10 million of dividend payments;
•$7 million of quarterly amortization payments on the term loan facilities;
•$7 million of other financing payments primarily related to finance leases; and
•$6 million of tax payments related to net share settlement for stock-based compensation.
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of March 31, 2020.
LIBOR Transition
In July 2017, the Financial Conduct Authority, the UK regulator responsible for the oversight of the London Interbank Offering Rate ("LIBOR"), announced that it would no longer require banks to participate in the LIBOR submission process and would cease oversight over the rate after the end of 2021. Various industry groups continue to discuss replacement benchmark rates, the process for amending existing LIBOR-based contracts, and the potential economic impacts of different alternatives. For example, in the U.S., a proposed replacement benchmark rate is the Secured Overnight Funding Rate (SOFR), which is an overnight rate based on secured financing, although uncertainty exists as to the transition process and broad acceptance of SOFR as the primary alternative to LIBOR.
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility and Term Loan B) and the Term Loan A Facility (for our Term Loan A). As of March 31, 2020, we had interest rate swaps based on LIBOR with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2020.

A reconciliation of net loss attributable to Realogy Group to Operating EBITDA including discontinued operations and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended March 31, 2020 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2019	March 31, 2019	December 31, 2019	March 31, 2020	March 31, 2020
Net loss attributable to Realogy Group (a)	$(188)	$(99)	$(89)	$(462)	$(551)
Income tax (benefit) expense	(22)	(32)	10	(132)	(122)
Loss before income taxes	(210)	(131)	(79)	(594)	(673)
Depreciation and amortization	169	41	128	45	173
Interest expense, net	249	63	186	101	287
Restructuring costs, net	42	9	33	11	44
Impairments	249	1	248	447	695
Former parent legacy cost, net	1	—	1	—	1
(Gain) loss on the early extinguishment of debt	(5)	5	(10)	—	(10)
Income statement impact of discontinued operations	95	8	87	22	109
Operating EBITDA including discontinued operations (b)	590	(4)	594	32	626
Bank covenant adjustments:
Operating EBITDA for discontinued operations (c)					(29)
Pro forma effect of business optimization initiatives (d)					30
Non-cash charges (e)					32
Pro forma effect of acquisitions and new franchisees (f)					4
EBITDA as defined by the Senior Secured Credit Agreement					$663
Total senior secured net debt (g)					$2,031
Senior secured leverage ratio					3.06	x
_______________
(a)Net loss attributable to Realogy consists of: (i) income of $69 million for the second quarter of 2019, (ii) loss of $113 million for the third quarter of 2019, (iii) loss of $45 million for the fourth quarter of 2019 and (iv) loss of $462 million for the first quarter of 2020.
(b)Consists of Operating EBITDA including discontinued operations of: (i) $245 million for the second quarter of 2019, (ii) $223 million for the third quarter of 2019, (iii) $126 million for the fourth quarter of 2019 and (iv) $32 million for the first quarter of 2020.
(c)Represents the Operating EBITDA for Cartus Relocation. If the Operating EBITDA of Cartus Relocation were to be included in EBITDA as defined by the Senior Secured Credit Agreement, the Senior Secured Leverage Ratio would improve to 2.93x from 3.06x.
(d)Represents the four-quarter pro forma effect of business optimization initiatives.
(e)Represents the elimination of non-cash expenses including $27 million of stock-based compensation expense and $5 million for the change in the allowance for doubtful accounts and notes reserves for the four-quarter period ended March 31, 2020.
(f)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on April 1, 2019. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2019.
(g)Represents total borrowings under the senior secured credit facilities and borrowings secured by a first priority lien on our assets of $2,523 million plus $36 million of finance lease obligations less $528 million of readily available cash as of March 31, 2020. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations or unsecured indebtedness, including the Unsecured Notes.

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
The consolidated leverage ratio under the indenture governing the 9.375% Senior Notes for the four-quarter period ended March 31, 2020 is set forth in the following table:

	As of March 31, 2020
Revolver	$755
Term Loan A	712
Term Loan B	1,056
5.25% Senior Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
Finance lease obligations	36
Corporate Debt (excluding securitizations)	4,066
Less: Cash and cash equivalents	628
Net Corporate Debt (excluding securitizations)	3,438
Less: Seasonality adjustment (a)	200
Net debt under the indenture governing the 9.375% Senior Notes due 2027	$3,238

EBITDA as defined under the indenture governing the 9.375% Senior Notes due 2027 (b)	$663

Consolidated leverage ratio under the indenture governing the 9.375% Senior Notes due 2027	4.9	x
_______________
(a)The indenture governing the 9.375% Senior Notes provides for a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31. Without this seasonality adjustment, the ratio would have been 5.2x for the quarter ended March 31, 2020.
(b)As set forth in the immediately preceding table, for the four-quarter period ended March 31, 2020, EBITDA, as defined under the indenture governing the 9.375% Senior Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility", "—Term Loan A Facility" and "—Unsecured Notes", to the Condensed Consolidated Financial Statements for additional information.
At March 31, 2020 the amount of the Company's cumulative credit under the 9.375% Senior Notes was approximately $79 million. The Company made approximately $21 million in dividend payments since issuance of the 9.375% Senior Notes, which applied against the cumulative credit basket under the indenture governing the 9.375% Senior Notes, would result in approximately $58 million remaining under that basket for restricted payments. This basket cannot be utilized until the Company's consolidated leverage ratio is less than 4.0 to 1.0.
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
Operating EBITDA including discontinued operations includes Operating EBITDA, as defined above plus the Operating EBITDA contribution from discontinued operations on the same basis.
Contractual Obligations
Other than the Company's draw on the Revolving Credit Facility as described in Note 5, "Short and Long-Term Debt", included elsewhere in this Quarterly Report, the Company's future contractual obligations as of March 31, 2020 have not changed materially from the amounts reported in our 2019 Form 10-K.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2019, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Impairment of goodwill and other indefinite-lived intangible assets
See Note 3, "Goodwill and Intangible Assets", to the Condensed Consolidated Financial Statements for a discussion on impairment of goodwill and other indefinite-lived intangible assets.

Recently Issued Accounting Pronouncements
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2020, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical change (increase and decrease) in interest rates.
At March 31, 2020, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,523 million.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at March 31, 2020 was 3.24%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2020 senior secured leverage ratio, the LIBOR margin was 2.25%. At March 31, 2020, the one-month LIBOR rate was 0.99%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $6 million impact on our annual interest expense.
As of March 31, 2020, we had interest rate swaps with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our $2,523 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$600	August 2015	August 2020
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $96 million for the fair value of the interest rate swaps at March 31, 2020.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2020 and for the three-month periods ended March 31, 2020 and 2019 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated May 7, 2020, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
For example, there is active worker classification litigation in numerous jurisdictions against a variety of industries—including residential real estate brokerages in multiple states, including California and New Jersey—where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. This type of litigation has been particularly prolific in California since the California Supreme Court adopted a worker classification test in the second quarter of 2018 that is significantly more restrictive than those historically used in wage and hour cases. In September 2019, this judicial worker classification test was codified into California statutory law, but the adopted legislation also provides an alternate worker classification test applicable to real estate professionals that is less restrictive than the judicial test.
Since the enactment, there have been several challenges to the constitutionality and enforceability of this law as it applies to other industries, which may ultimately impact the less restrictive test currently applicable to real estate professionals. For a summary of certain legal proceedings initiated in California involving the Company that allege worker misclassification, see Note 9, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements in this Quarterly Report.
Item 1A. Risk Factors
Other than as described below, there were no material changes to the risk factors reported in Part 1, "Item 1A. Risk Factors" in our 2019 Form 10-K.
The coronavirus disease 2019 (“COVID-19”) crisis has resulted in homesale transaction declines in the residential real estate industry and our business and continuation of the crisis could have a material adverse effect on our profitability, financial condition and results of operations.
The COVID-19 pandemic is having a profound effect on the global economy and financial markets. This unprecedented situation has created considerable risks and uncertainties for the U.S. real estate services industry in general and for the Company and its affiliated franchisees in particular, including those arising from the adverse effects on the economy as well as risks related to employees, independent sales agents, franchisees, and consumers.
Given the changes we and the rest of the industry saw, starting in mid-March, we anticipate that our revenue for the second quarter of 2020 will be materially lower than during the comparable period in 2019, primarily due to lower homesale transaction volume. Material revenue declines relating to this crisis may have a material adverse effect on our profitability, financial condition and results of operations, notwithstanding the mitigation actions we have initiated (including employee-

related cost saving actions, marketing expense pullbacks, and delaying investments in certain initiatives) and expect to continue during this crisis. In addition, we may determine that additional cost-savings initiatives, which may be material, are required and such additional mitigation actions may materially adversely impact our operations.
The duration and severity of the impact of the pandemic (and the corresponding economic and other consequences stemming from the pandemic) on our business and financial results will depend largely on future developments, which we are unable to accurately predict, including the extent and duration of the spread of the COVID-19 outbreak; the extent of related governmental regulation; the extent of related government financial support, including for franchisees, independent sales agents and corporations; evolving societal reactions to the pandemic; the duration and severity of the negative impact on the U.S. economy as well as capital and financial markets (including with respect to increasing down payment requirements from mortgage lenders or other tighter mortgage standards or a reduction in the availability of mortgage financing); the materiality of increases in mortgage delinquencies or foreclosure rates; the magnitude and duration of unemployment rates and adverse impact to wage growth; the related impact on consumer confidence and spending; and the magnitude of the financial and operational consequences to our franchisees, all of which are highly uncertain.
Our ability to advance our business strategy may continue to be impaired during the COVID-19 crisis.
Due to the extraordinary disruptions to us, the real estate services industry, society and the economy, and our significant debt leverage, we expect to face additional challenges to our ability to execute our growth strategy including our ability to recruit and retain independent sales agents and franchisees, provide and develop compelling data and technology programs to such agents and franchisees, and deleverage. An inability to execute our business strategy may have a material adverse effect on our profitability, financial condition and results of operations.
The COVID-19 crisis may amplify risks related to our franchise business.
Realogy Franchise Group is dependent upon the operational and financial success of current franchisees and our ability to grow our base of franchisees (without reducing contractual royalty rates or increasing the amount and prevalence of sales incentives). Affiliated franchisees have experienced, and are expected to continue to experience, similar adverse financial effects from the COVID-19 crisis as those affecting the Company and may seek reduced contractual royalty rates, increased sales incentives or other concessions at an increased level. Our royalty revenues and profitability will decline if the financial results of our franchisees continue to worsen, if our franchisees become unable or unwilling to pay franchise fees, or we experience a material decline in our ability to enter into franchise agreements with new franchisees. In addition, the COVID-19 crisis could contribute to an acceleration in the consolidation of our top 250 franchisees, which could result in increased volume incentives and other incentives earned by such franchisees, both of which directly impact our royalty revenue. Any of the foregoing could have a material adverse effect on our revenues and profitability. Further, we may have to increase our bad debt and note reserves and terminate franchisees due to non-payment.
The COVID-19 crisis has amplified and is expected to continue to amplify risks related to our geographic and high-end market concentration.
Our company owned brokerage operations may experience even greater adverse financial consequences due to the ongoing COVID-19 crisis as a result of the significant concentration for this business in transactions at the higher end of the market and in certain geographies, including California, the New York metropolitan area and Florida, which could materially adversely affect our revenues and profitability.
A decrease in homesale transaction volume will also have an adverse impact on Realogy Title Group and our mortgage joint venture and such impact may be intensified by pronounced regional declines in the areas in which our company owned brokerages are located, given the significant geographic overlap of these businesses.
Cartus Relocation Services is subject to risks related to global relocation services, including trends in global corporate spending on relocation services, which have been and are expected to be amplified by the COVID-19 crisis.
Relocation service providers, including Cartus Relocation Services, are impacted by many of the general residential housing trends that impact our residential real estate services business, including those trends emerging in connection with the COVID-19 crisis. In addition, Cartus Relocation Services operates worldwide, which elevates risks related to the international aspects of this business. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include, but are not limited to, heightened exposure to local economic conditions and local laws and regulations (including those related to employees), fluctuations in foreign currency exchange rates, and potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S.
The financial results of Cartus Relocation Services are also directly impacted by global corporate spending on relocation services, which have for several years continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move, Cartus Relocation Services has been increasingly subject to a competitive pricing environment and lower average revenue per relocation. Competition is expected to continue to intensify as an increasingly higher percentage of relocation clients reduce their global relocation benefits and related spend. Lower volume, in particular with respect to global relocation activity, has also impacted the operating results of Cartus Relocation Services.
The COVID-19 crisis has amplified and is expected to continue to amplify the foregoing risks and factors, which may have an adverse effect on the growth and profitability of Cartus Relocation Services.
If multiple significant relocation clients cease or reduce volume under their contracts with Cartus Relocation Services, our revenues and profitability could be materially adversely affected.
Substantially all of our contracts with relocation clients of Cartus Relocation Services are terminable at any time at the option of the client, do not require such client to maintain any level of business with us and are non-exclusive. If multiple significant relocation clients cease or reduce volume under their contracts with Cartus Relocation Services, our revenues (including downstream revenue derived from relocation referrals) and profitability could be materially adversely affected.
We recognized significant non-cash impairment charges, including as related to management’s estimates with respect to the potential impact of the COVID-19 crisis on our business, and we may be required to take additional such charges in the future, which may be material.
During the first quarter of 2020, we performed an impairment assessment of goodwill and indefinite-lived intangible assets as of March 31, 2020, resulting in the recognition of a non-cash impairment of the Realogy Franchise Group trademarks and a non-cash goodwill impairment for Realogy Brokerage Group. The primary drivers to these impairments were a significant increase in the weighted average cost of capital due to the volatility in the capital and debt markets due to COVID-19 and lower projected financial results in 2020.
Given the increase in the discount rate and lower projected 2020 financial results in the first quarter of 2020 impairment analysis, the estimated excess fair value over carrying value for Realogy Franchise Group and Realogy Title Group was reduced to 7% and 5%, respectively. As a result, there is additional risk of an impairment for these business units.
Impairment analyses are highly complex and involve many subjective assumptions, estimates and judgments made by management. Such assumptions, estimates and judgments may change in the near term due to multiple factors, including continued business and economic disruptions related to the ongoing COVID-19 crisis. If business conditions deteriorate further than we have modeled or if changes in key assumptions and estimates differ significantly from management’s expectations, it may be necessary to record additional impairment charges in the future, which may be material.
The COVID-19 crisis has amplified and may continue to amplify risks related to our significant indebtedness and could have a material adverse effect on our liquidity and financial position.
Under the Senior Secured Credit and Term Loan A Agreements, we are required to comply with a senior secured leverage ratio, as defined in such agreements. In order to comply with the senior secured leverage ratio for the four-quarter periods ending June 30, September 30 and December 31, 2020 and March 31, 2021 (or to avoid an event of default thereof), we will need to achieve a certain amount of trailing four quarters EBITDA calculated on a Pro Forma Basis (as defined in our Senior Secured Credit Agreement) and/or reduced levels of total senior secured first lien net debt. The factors that will impact the foregoing include: (a) slowing decreases, stabilization or increases in sales volume and/or the price of existing homesales, (b) continuing to effect cost savings and business optimization initiatives, (c) increasing new franchise sales, independent sales agent recruitment and retention, or (d) a combination thereof. These factors may be insufficient to overcome macroeconomic conditions affecting us and the duration and severity of the COVID-19 crisis is expected to directly impact all of these factors. In addition, if we determine it to be advisable, we could seek to obtain additional junior lien or unsecured debt or equity financing from third party sources.

We believe that we will continue to be in compliance with, or be able to avoid an event of default under, the senior secured leverage ratio and meet our cash flow needs during the next twelve months based upon our current financial modeling, which incorporates factors (a) through (d) above and takes into account the level of open homesale contracts and closed homesale transaction activity we have observed since mid-March, our assumptions regarding the impact of the COVID-19 crisis and related economic downturn (which are subject to significant ongoing uncertainties), industry homesale transaction volume forecasts from multiple sources, and certain cost-savings actions, including those taken to date.
A material decline in our ability to generate EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement governing the Senior Secured Credit Facility, as a result of the ongoing COVID-19 crisis or otherwise, could result in our failure to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility (including the Revolving Credit Facility) and Term Loan A Facility, which would result in an event of default if we fail to remedy or avoid a default as permitted under the applicable debt arrangement.
In addition, prior to making new borrowings under the Revolving Credit Facility, we are required to certify that the representations and warranties in the Senior Secured Credit Agreement remain true and correct in all material respects as of the date of any borrowing (except to the extent such representations and warranties relate to an earlier date), including the absence of any material adverse effect on our business, property, operations or condition. If we were unable to certify to such representations and warranties as of the date of a proposed borrowing, we would not be able to incur the additional borrowing under our Revolving Credit Facility. An inability to access our Revolving Credit Facility for additional borrowings could have a material adverse effect on our liquidity and financial position. A material misrepresentation in connection with such borrowing request would also cause an event of default under the Senior Secured Credit Agreement.
If the effects of the COVID-19 crisis, including the economic downturn, continue to worsen, we may determine to engage in additional actions to strengthen our capital structure and our improve our liquidity, which may include actions that would increase our leverage or be dilutive to the holders of our common stock. Our ability to enter into one or more potential refinancing or financing transactions (or to obtain a waiver from our lenders for one or more of the covenants under our senior secured credit facilities) is expected to be more challenging in the current environment and may not be available to us on commercially reasonable terms, on terms that are acceptable to us, or at all. In connection with any such transactions, we could incur increased interest and fees and become subject to more onerous covenants, including with respect to the senior secured leverage ratio and new or more restrictive limitations on asset sales, investments and discretionary capital expenditures.
Additionally, the impact of COVID-19 on the financial markets is expected to adversely impact our ability to raise funds through equity financings. Any equity financing in which a holder or group of holders acting together would own more than 35% of the common stock on a fully diluted basis after giving effect to the investment would require us to obtain waivers from our lenders under the Senior Secured Credit and Term Loan A Facilities as, under each applicable agreement, such ownership would otherwise constitute a change in control and would constitute an event of default.
Any of the above could have a material adverse effect on our liquidity and financial position.
Upon the occurrence of an event of default under the indentures governing our Senior Notes, the trustee or holders of 25% of the outstanding applicable notes could elect to declare the principal of, premium, if any, and accrued but unpaid interest on such notes to be due and payable. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations. If an event of default is continuing under our Senior Secured Credit Facility, Term Loan A Facility, the indentures governing the Unsecured Notes or our other material indebtedness, such event could cause a termination of our ability to obtain future advances under, and amortization of, our Apple Ridge Funding LLC securitization program.
Additional important risks regarding our indebtedness, including with respect to the potential acceleration of our debt upon an event of default, appear under the header Risks Related to Our Indebtedness in Item 1A—Risk Factors of the Form 10-K and are incorporated by reference herein.
We may be unable to continue to securitize certain of the relocation assets of Cartus Relocation Services, which may adversely impact our liquidity.
At March 31, 2020, $162 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of Cartus Relocation Services under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities and disruptions in the securitization markets, including in connection with the COVID-19 crisis, may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
The Company did not repurchase common stock during the quarter ended March 31, 2020. The Company expects to prioritize investing in its business and reducing indebtedness. See "Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition, Liquidity and Capital Resources" for additional information.
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
In May 2020, the Company's Board of Directors terminated its outstanding share repurchase programs. Although, as of March 31, 2020, $204 million had remained available for repurchase under these now terminated share repurchase programs, the Company is prohibited from repurchasing its shares pursuant to the terms of the indenture governing the 9.375% Senior Notes until the Company's consolidated leverage ratio falls below 4.00 to 1.00 and then only to the extent of available cumulative credit, as defined under the indenture governing the 9.375% Senior Notes. Accordingly, the Company suspended repurchases in February 2019.
Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 7, 2020
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: May 7, 2020
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit  Description
10.1  Employment Agreement, dated as of March 11, 2020, between Realogy Holdings Corp. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 13, 2020).
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
32.2*  Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101   The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104  Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
* Filed herewith.