Form 10-Q
period 2020-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2020-08-06
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 115,436,348 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of August 3, 2020.
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
Realogy Holdings is not a party to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time (the "Senior Secured Credit Agreement") that governs our senior secured credit facility (the "Senior Secured Credit Facility", which includes our "Revolving Credit Facility" and our "Term Loan B Facility") and the Term Loan A Agreement dated as of October 23, 2015, as amended from time to time (the "Term Loan A Agreement") that governs our senior secured term loan A credit facility (the "Term Loan A Facility") and certain references in this report to our consolidated indebtedness exclude Realogy Holdings with respect to indebtedness under the Senior Secured Credit Facility and Term Loan A Facility. In addition, while Realogy Holdings is a guarantor of Realogy Group's obligations under both its unsecured and secured second lien notes (in each case on an unsecured senior subordinated basis), Realogy Holdings is not subject to the restrictive covenants in the indentures governing such indebtedness.
As used in this Quarterly Report on Form 10-Q, the terms "4.875% Senior Notes" and "9.375% Senior Notes" refer to our 4.875% Senior Notes due 2023 and our 9.375% Senior Notes due 2027, respectively, and are referred to collectively as the "Unsecured Notes." The term "7.625% Senior Secured Second Lien Notes" refer to our 7.625% Senior Secured Second Lien Notes due 2025. The term "5.25% Senior Notes" refers to our 5.25% Senior Notes due 2021 (paid in full in June 2020).
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "believe," "expect," "anticipate," "intend," "project," "estimate," "plan," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could."
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
The following include some, but not all, of the factors that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the coronavirus disease (COVID-19) pandemic:
•the extent, duration and severity of the spread of the COVID-19 pandemic and the extent, duration and severity of the economic consequences stemming from the COVID-19 crisis (including continued economic contraction) as well as related risks such as governmental regulation (including those that preclude or strictly limit showings of properties), changes in patterns of commerce or consumer activities and changes in consumer attitudes and the impact of any of the foregoing on our business, results of operations and liquidity;
•adverse developments or the absence of sustained improvement in general business, economic or political conditions or the U.S. residential real estate markets, either regionally or nationally, including but not limited to:
◦a decline in consumer confidence or spending;
◦weak capital, credit and financial markets and/or the instability of financial institutions;

◦intensifying economic contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise);
◦continued low or accelerated declines in home inventory levels;
◦continuing high levels of unemployment and/or declining wages or stagnant wage growth in the U.S.;
◦the potential economic impact of the curtailment of one or more federal and/or state programs meant to assist businesses and individuals navigate COVID-19 related financial challenges;
◦an increase in potential homebuyers with low credit ratings, inability to afford down payments, or other mortgage challenges due to disrupted earnings, including constraints on the availability of mortgage financing;
◦an increase in foreclosure activity;
◦a decline or a lack of improvement in the number of homesales;
◦stagnant or declining home prices;
◦a reduction in the affordability of housing;
◦a lack of improvement or deceleration in the building of new housing and/or irregular timing or volume of new development closings;
◦the potential negative impact of certain provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) on (i) home values over time in states with high property, sales and state and local income taxes and (ii) homeownership rates, in particular in light of our market concentration in high-tax states; and/or
◦geopolitical and economic instability;
•risks associated with our substantial indebtedness, interest obligations and the restrictions contained in our debt agreements, including risks relating to our ability to comply with the financial covenant under the Senior Secured Credit Facility and Term Loan A Facility and generate sufficient cash flows to service our debt (in particular if the COVID-19 crisis continues for a prolonged period) as well as risks relating to our having to dedicate a significant portion of our cash flows from operations to service our debt and our ability to refinance or repay our indebtedness or incur additional indebtedness;
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
•the lack of revenue growth or declining profitability of our franchisees and company owned brokerage operations or declines in other revenue streams;
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
•risks related to our ongoing litigation with affiliates of Madison Dearborn Partners, LLC and SIRVA Worldwide, Inc. regarding the planned sale of Cartus Relocation Services, including that such transaction will not close;
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

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of June 30, 2020, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 6, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of June 30, 2020, and the related condensed consolidated statements of operations and comprehensive (loss) income for the three-month and six-month periods ended June 30, 2020 and 2019, and of cash flows for the six-month periods ended June 30, 2020 and 2019, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 6, 2020

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Revenues
Gross commission income	$919	$1,310	$1,769	$2,109
Service revenue	172	183	323	312
Franchise fees	85	112	156	182
Other	31	59	75	115
Net revenues	1,207	1,664	2,323	2,718
Expenses
Commission and other agent-related costs	685	955	1,315	1,530
Operating	286	343	611	673
Marketing	40	69	99	137
General and administrative	59	68	133	148
Restructuring costs, net	14	9	25	18
Impairments	7	2	454	3
Depreciation and amortization	46	43	91	84
Interest expense, net	59	80	160	143
Loss on the early extinguishment of debt	8	—	8	5
Total expenses	1,204	1,569	2,896	2,741
Income (loss) from continuing operations before income taxes, equity in earnings and noncontrolling interests	3	95	(573)	(23)
Income tax expense (benefit) from continuing operations	11	33	(121)	1
Equity in earnings of unconsolidated entities	(36)	(7)	(45)	(8)
Net income (loss) from continuing operations	28	69	(407)	(16)

(Loss) income from discontinued operations, net of tax	(9)	1	(14)	(13)
Estimated loss on the sale of discontinued operations, net of tax	(32)	—	(54)	—
Net (loss) income from discontinued operations	(41)	1	(68)	(13)

Net (loss) income	(13)	70	(475)	(29)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(14)	$69	$(476)	$(30)

Basic (loss) earnings per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share from continuing operations	$0.23	$0.59	$(3.55)	$(0.15)
Basic (loss) earnings per share from discontinued operations	(0.35)	0.01	(0.59)	(0.11)
Basic (loss) earnings per share	$(0.12)	$0.60	$(4.14)	$(0.26)
Diluted (loss) earnings per share attributable to Realogy Holdings shareholders:
Diluted earnings (loss) per share from continuing operations	$0.23	$0.59	$(3.55)	$(0.15)
Diluted (loss) earnings per share from discontinued operations	(0.35)	0.01	(0.59)	(0.11)
Diluted (loss) earnings per share	$(0.12)	$0.60	$(4.14)	$(0.26)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	115.4	114.3	115.0	114.1
Diluted	116.2	114.9	115.0	114.1

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net (loss) income	$(13)	$70	$(475)	$(29)
Currency translation adjustment	1	(1)	(1)	—
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	—	—	1	1
Other comprehensive income (loss), before tax	1	(1)	—	1
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive income (loss), net of tax	1	(1)	—	1
Comprehensive (loss) income	(12)	69	(475)	(28)
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Comprehensive (loss) income attributable to Realogy Holdings and Realogy Group	$(13)	$68	$(476)	$(29)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash and cash equivalents	$686	$235
Trade receivables (net of allowance for doubtful accounts of $14 and $11)	92	79
Other current assets	173	147
Current assets - held for sale	631	750
Total current assets	1,582	1,211
Property and equipment, net	293	308
Operating lease assets, net	491	515
Goodwill	2,887	3,300
Trademarks	643	673
Franchise agreements, net	1,126	1,160
Other intangibles, net	70	72
Other non-current assets	341	304
Total assets	$7,433	$7,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$86	$84
Current portion of long-term debt	868	234
Current portion of operating lease liabilities	121	122
Accrued expenses and other current liabilities	332	350
Current liabilities - held for sale	231	356
Total current liabilities	1,638	1,146
Long-term debt	3,175	3,211
Long-term operating lease liabilities	455	467
Deferred income taxes	249	390
Other non-current liabilities	291	233
Total liabilities	5,808	5,447
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2020 and December 31, 2019	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 115,424,033 shares issued and outstanding at June 30, 2020 and 114,355,519 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	4,847	4,842
Accumulated deficit	(3,171)	(2,695)
Accumulated other comprehensive loss	(56)	(56)
Total stockholders' equity	1,621	2,092
Noncontrolling interests	4	4
Total equity	1,625	2,096
Total liabilities and equity	$7,433	$7,543

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2020	2019
Operating Activities
Net loss	$(475)	$(29)
Net loss from discontinued operations	68	13
Net loss from continuing operations	(407)	(16)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	91	84
Deferred income taxes	(117)	(2)
Impairments	454	3
Amortization of deferred financing costs and debt discount	5	5
Loss on the early extinguishment of debt	8	5
Equity in earnings of unconsolidated entities	(45)	(8)
Stock-based compensation	10	14
Mark-to-market adjustments on derivatives	59	38
Other adjustments to net loss	—	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(13)	(43)
Other assets	(9)	(13)
Accounts payable, accrued expenses and other liabilities	(15)	48
Dividends received from unconsolidated entities	22	1
Other, net	(8)	(1)
Net cash provided by operating activities from continuing operations	35	113
Net cash used in operating activities from discontinued operations	(2)	(57)
Net cash provided by operating activities	33	56
Investing Activities
Property and equipment additions	(41)	(50)
Payments for acquisitions, net of cash acquired	(1)	(1)
Investment in unconsolidated entities	(2)	(10)
Other, net	(11)	3
Net cash used in investing activities from continuing operations	(55)	(58)
Net cash used in investing activities from discontinued operations	(8)	(4)
Net cash used in investing activities	$(63)	$(62)
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2020	2019
Financing Activities
Net change in Revolving Credit Facility	$625	$60
Proceeds from issuance of Senior Secured Second Lien Notes	550	—
Proceeds from issuance of Senior Notes	—	550
Redemption of Senior Notes	(550)	(450)
Amortization payments on term loan facilities	(19)	(15)
Debt issuance costs	(8)	(9)
Cash paid for fees associated with early extinguishment of debt	(7)	(4)
Repurchase of common stock	—	(20)
Dividends paid on common stock	—	(21)
Taxes paid related to net share settlement for stock-based compensation	(5)	(6)
Payments of contingent consideration related to acquisitions	—	(2)
Other, net	(15)	(13)
Net cash provided by financing activities from continuing operations	571	70
Net cash used in financing activities from discontinued operations	(103)	(24)
Net cash provided by financing activities	468	46
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	438	40
Cash, cash equivalents and restricted cash, beginning of period	266	238
Cash, cash equivalents and restricted cash, end of period	704	278
Less cash, cash equivalents and restricted cash of discontinued operations, end of period	18	18
Cash, cash equivalents and restricted cash of continuing operations, end of period	$686	$260

Supplemental Disclosure of Cash Flow Information
Interest payments for continuing operations	$102	$95
Income tax payments for continuing operations, net	—	6

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of June 30, 2020 and the results of operations and comprehensive (loss) income for the three and six months ended June 30, 2020 and 2019 and cash flows for the six months ended June 30, 2020 and 2019. The Consolidated Balance Sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19
The COVID-19 pandemic continues to have a profound effect on the global economy and financial markets, creating considerable risks and uncertainties for almost all sectors, including the U.S. real estate services industry, as well as for the Company and its affiliated franchisees. Among other things, the crisis has created risks and uncertainties arising from the adverse effects on the economy as well as risks related to employees, independent sales agents, franchisees, and consumers.
In mid-March 2020, we began taking a series of proactive cost-saving measures in reaction to the evolving crisis, including salary reductions, furloughs and reductions in spending which resulted in substantial cost-savings in the second quarter of 2020. Many of these cost-saving measures were or are temporary in nature and have been or will continue to be assessed and adjusted on an ongoing basis based upon the volume of homesale transactions and business needs.
See Note 3, "Goodwill and Intangible Assets", to the Condensed Consolidated Financial Statements for additional information on goodwill and intangible asset impairment charges recorded in the first quarter of 2020 due to the impact on future earnings related to the COVID-19 pandemic which qualified as a triggering event for all of our reporting units as of March 31, 2020, Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on our short- and long-term debt, and Note 11, "Subsequent Events", to the Condensed Consolidated Financial Statements for information on recent amendments to the Senior Secured Credit Agreement and Term Loan A Agreement.

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
The following table summarizes fair value measurements by level at June 30, 2020 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other current and non-current liabilities)	—	99	—	99
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	5	5
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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2019	$4
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	—
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at June 30, 2020	$5
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2020		December 31, 2019
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$815	$815	$190	$190
Term Loan B	1,053	963	1,058	1,048
Term Loan A Facility:
Term Loan A	703	650	717	705
7.625% Senior Secured Second Lien Notes	550	549	—	—
5.25% Senior Notes	—	—	550	557
4.875% Senior Notes	407	383	407	401
9.375% Senior Notes	550	513	550	572
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At June 30, 2020 and December 31, 2019, the Company had various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets.
The Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity") at Realogy Title Group had investment balances at June 30, 2020 and December 31, 2019 of $84 million and $60 million, respectively. For the three months ended June 30, 2020 and 2019, the Company recorded equity earnings of $35 million and $6 million, respectively, related to earnings from its investment in Guaranteed Rate Affinity. For the six months ended June 30, 2020 and 2019, the Company recorded equity earnings of $44 million and $7 million, respectively, related to earnings from its investment in Guaranteed Rate Affinity. The Company received $20 million in cash dividends from Guaranteed Rate Affinity during the six months ended June 30, 2020 and no cash dividends during the six months ended June 30, 2019. The Company invested $2 million of cash into Guaranteed Rate Affinity during the six months ended June 30, 2019.
The Company's other equity method investments at Realogy Title Group had investment balances at June 30, 2020 and December 31, 2019 totaling $8 million and $9 million, respectively. The Company recorded equity earnings from the operations of these equity method investments of $1 million in each period during both the three and six months ended June 30, 2020 and 2019. The Company received $2 million and $1 million in cash dividends from other equity method investments during the six months ended June 30, 2020 and 2019, respectively.
Income Taxes
The provision for income taxes was an expense of $11 million and $33 million for the three months ended June 30, 2020 and 2019, respectively, and a benefit of $121 million and an expense of $1 million for the six months ended June 30, 2020 and 2019, respectively.

Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of June 30, 2020, the Company had interest rate swaps with an aggregate notional value of $1,600 million to offset the variability in cash flows resulting from the term loan facilities as follows:

Notional Value (in millions)	Commencement Date		Expiration Date
$600	August 2015		August 2020	(a)
$450	November 2017		November 2022
$400	August 2020	(a)	August 2025
$150	November 2022		November 2027
_______________
(a)Interest rate swaps with a notional value of $600 million expire on August 7, 2020, and interest rate swaps with a notional value of $400 million commence on August 14, 2020.
The swaps help to protect our outstanding variable rate borrowings from future interest rate volatility. The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swap contracts	Other current and non-current liabilities	99	47
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss Recognized for Derivative Instruments	Loss Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2020	2019	2020	2019
Interest rate swap contracts	Interest expense	$8	$24	$59	$38
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

	Three Months Ended June 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross commission income (a)	$—	$—	$919	$1,310	$—	$—	$—	$—	$919	$1,310
Service revenue (b)	14	26	4	3	154	154	—	—	172	183
Franchise fees (c)	148	196	—	—	—	—	(63)	(84)	85	112
Other (d)	17	38	10	18	6	6	(2)	(3)	31	59
Net revenues	$179	$260	$933	$1,331	$160	$160	$(65)	$(87)	$1,207	$1,664

	Six Months Ended June 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross commission income (a)	$—	$—	$1,769	$2,109	$—	$—	$—	$—	$1,769	$2,109
Service revenue (b)	27	42	9	5	287	265	—	—	323	312
Franchise fees (c)	275	319	—	—	—	—	(119)	(137)	156	182
Other (d)	45	78	24	33	10	9	(4)	(5)	75	115
Net revenues	$347	$439	$1,802	$2,147	$297	$274	$(123)	$(142)	$2,323	$2,718
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
(d)Other revenue is comprised of brand marketing funds received at Realogy Franchise Group from franchisees, third-party listing fees in 2019 and other miscellaneous revenues across all of the business segments.
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2020	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2020
Realogy Franchise Group:
Deferred area development fees (a)	$48	$—	$(5)	$43
Deferred brand marketing fund fees (b)	13	22	(32)	3
Other deferred income related to revenue contracts	11	14	(14)	11
Total Realogy Franchise Group	72	36	(51)	57
Realogy Brokerage Group:
Advanced commissions related to development business (c)	9	2	(2)	9
Other deferred income related to revenue contracts	4	1	(2)	3
Total Realogy Brokerage Group	13	3	(4)	12
Total	$85	$39	$(55)	$69
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
Supplemental Cash Flow Information
Significant non-cash transactions during the six months ended June 30, 2020 and 2019 included finance lease additions of $7 million and $9 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
Other than the Company's facility closures as described in Note 6, "Restructuring Costs," the Company's lease obligations as of June 30, 2020 have not changed materially from the amounts reported in our 2019 Form 10-K.
Recently Adopted Accounting Pronouncements
The Company adopted the new accounting standard on Financial Instruments—Credit Losses (Topic 326) effective January 1, 2020. The new standard amends the guidance for measuring credit losses on certain financial instruments and financial assets, including trade receivables. The standard requires that companies recognize an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial instrument. The valuation allowance for credit losses should be recognized and measured based on historical experience, current conditions and expectations of the future. The initial adoption of this guidance did not have an impact to the Company’s Condensed Consolidated Financial Statements upon adoption on January 1, 2020.

Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
2. DISCONTINUED OPERATIONS
The Company entered into a Purchase and Sale Agreement on November 6, 2019 (the "Purchase Agreement"), for the acquisition of Cartus Relocation Services, the Company's global employee relocation business, by North American Van Lines, Inc. (as assignee of SIRVA Worldwide, Inc., or "SIRVA") for $375 million in cash at closing, subject to certain adjustments set forth in the Purchase Agreement, and a $25 million deferred payment after the closing of the transaction. SIRVA is a portfolio company of affiliates of Madison Dearborn Partners, LLC ("MDP"). See Note 9, "Commitments and Contingencies", to the Condensed Consolidated Financial Statements for additional information on litigation relating to the planned sale of Cartus Relocation.
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
In connection with the Company's signing of the Purchase Agreement during the fourth quarter of 2019, the Company met the requirements to report the operating results of the Cartus Relocation Services business as discontinued operations. Accordingly, the income (loss) related to Cartus Relocation Services is reported in "Net (loss) income from discontinued operations" on the Condensed Consolidated Statements of Operations for all periods presented. In addition, the related assets and liabilities are reported as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have been segregated and are included in the Condensed Consolidated Statements of Cash Flows.
The following table summarizes the operating results of discontinued operations described above and reflected within "Net (loss) income from discontinued operations" in the Company’s Condensed Consolidated Statements of Operations for each of the periods presented:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net revenues	$48	$71	$100	$131
Total expenses	61	70	119	147
(Loss) income from discontinued operations	(13)	1	(19)	(16)
Estimated loss on the sale of discontinued operations (a)	(44)	—	(74)	—
Income tax benefit from discontinued operations	(16)	—	(25)	(3)
Net (loss) income from discontinued operations	$(41)	$1	$(68)	$(13)
_______________
(a)Adjustment to record assets and liabilities held for sale at the lower of carrying value or fair value less any costs to sell based on the estimated net purchase price.

Assets and liabilities held for sale related to discontinued operations presented in the Condensed Consolidated Balance Sheets at June 30, 2020 and December 31, 2019 are as follows:

	June 30, 2020	December 31, 2019
Carrying amounts of the major classes of assets held for sale
Cash and cash equivalents	$11	$28
Restricted cash	7	3
Trade receivables	35	46
Relocation receivables	190	203
Other current assets	11	12
Property and equipment, net	41	36
Operating lease assets, net	24	36
Goodwill	176	176
Trademarks	76	76
Other intangibles, net	156	156
Allowance for reduction of assets held for sale (a)	(96)	(22)
Total assets classified as held for sale	$631	$750

Carrying amounts of the major classes of liabilities held for sale
Accounts payable	$35	$53
Securitization obligations	113	206
Current portion of operating lease liabilities	5	6
Accrued expenses and other current liabilities	52	62
Long-term operating lease liabilities	26	29
Total liabilities classified as held for sale	$231	$356
_______________
(a)Adjustment to record assets and liabilities held for sale at the lower of carrying value or fair value less any costs to sell based on the Purchase Agreement.
Securitization Obligations
Securitization Obligations in the table above are further broken out as follows:

	June 30, 2020	December 31, 2019
Securitization Obligations:
Apple Ridge Funding LLC	$106	$195
Cartus Financing Limited	7	11
Total Securitization Obligations	$113	$206
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2020, Realogy Group extended the existing Apple Ridge Funding LLC securitization program until August 2020 and reduced the maximum borrowing capacity from $250 million to $200 million. As of June 30, 2020, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $106 million being utilized leaving $94 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. In August 2020, the facility was further extended to June 2021.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility which expires on August 31, 2020. As of June 30, 2020, there were $7 million of outstanding borrowings under the facilities leaving $12 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes.

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
Certain of the funds that Realogy Group received from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $182 million and $200 million of underlying relocation receivables and other related relocation assets at June 30, 2020 and December 31, 2019, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date.
Interest incurred in connection with borrowings under these facilities amounted to $1 million and $2 million for the three months ended June 30, 2020 and 2019, respectively, and $3 million and $4 million for the six months ended June 30, 2020 and 2019, respectively. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.8% and 4.4% for the six months ended June 30, 2020 and 2019, respectively.
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
As a result of the COVID-19 pandemic which caused volatility in the capital and debt markets, there was a significant increase in the weighted average cost of capital used to discount the future cash flows in the impairment assessment model. The following table provides a comparison of key assumptions used in the Company's impairment assessment performed in the first quarter of 2020 compared to the prior assessment performed in the fourth quarter of 2019:

	Discount Rate		Long-term Growth Rates
	First Quarter 2020	Fourth Quarter 2019	First Quarter 2020	Fourth Quarter 2019
Realogy Franchise Group	10.0%	8.5%	2.5%	2.5%
Realogy Brokerage Group	11.0%	9.0%	2.0%	2.0%
Realogy Title Group	11.0%	9.5%	2.5%	2.5%
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
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at December 31, 2019	$2,476	$669	$155	$3,300
Goodwill acquired	—	—	—	—
Impairment loss	—	(413)	—	(413)
Balance at June 30, 2020	$2,476	$256	$155	$2,887

Accumulated impairment losses (a)	$1,160	$808	$324	$2,292
_______________
(a)Includes impairment charges which reduced goodwill by $413 million, $237 million, $1,153 million and $489 million during the first quarter of 2020, third quarter of 2019, fourth quarter of 2008 and fourth quarter of 2007, respectively.

Intangible Assets
Intangible assets are as follows:

	As of June 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$893	$1,126	$2,019	$859	$1,160
Indefinite life—Trademarks (b) (c)	$643		$643	$673		$673
Other Intangibles
Amortizable—License agreements (d)	$45	$12	$33	$45	$12	$33
Amortizable—Customer relationships (e)	71	58	13	71	57	14
Indefinite life—Title plant shares (f)	19		19	19		19
Amortizable—Other (g)	23	18	5	27	21	6
Total Other Intangibles	$158	$88	$70	$162	$90	$72
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
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Franchise agreements	$17	$17	$34	$34
License agreements	—	—	—	—
Customer relationships	—	1	1	2
Other	1	1	2	2
Total	$18	$19	$37	$38
Based on the Company’s amortizable intangible assets as of June 30, 2020, the Company expects related amortization expense for the remainder of 2020, the four succeeding years and thereafter to be approximately $37 million, $72 million, $70 million, $70 million, $70 million and $858 million, respectively.
4. ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2020	December 31, 2019
Accrued payroll and related employee costs	$93	$103
Accrued volume incentives	20	35
Accrued commissions	48	32
Restructuring accruals	8	11
Deferred income	34	43
Accrued interest	21	18
Current portion of finance lease liabilities	13	13
Due to former parent	19	18
Other	76	77
Total accrued expenses and other current liabilities	$332	$350

5. SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2020	December 31, 2019
Senior Secured Credit Facility:
Revolving Credit Facility	$815	$190
Term Loan B	1,041	1,045
Term Loan A Facility:
Term Loan A	700	714
7.625% Senior Secured Second Lien Notes	539	—
5.25% Senior Notes	—	548
4.875% Senior Notes	405	405
9.375% Senior Notes	543	543
Total Short-Term & Long-Term Debt	$4,043	$3,445
Indebtedness Table
As of June 30, 2020, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$815	$ *	$815
Term Loan B	(3)	February 2025	1,053	12	1,041
Term Loan A Facility:
Term Loan A	(4)	February 2023	703	3	700
Senior Secured Second Lien Notes	7.625%	June 2025	550	11	539
Senior Notes	4.875%	June 2023	407	2	405
Senior Notes	9.375%	April 2027	550	7	543
Total			$4,078	$35	$4,043
_______________
* The debt issuance costs related to our Revolving Credit Facility are classified as a deferred financing asset within other assets.
(1)In response to the rapidly evolving COVID-19 pandemic, the Company borrowed an additional $400 million under the Revolving Credit Facility in March 2020 as a proactive measure intended to increase liquidity to support our operations and supplement available cash on hand. As of June 30, 2020, the $1,425 million Revolving Credit Facility had outstanding borrowings of $815 million, as well as $40 million of outstanding undrawn letters of credit. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. On August 3, 2020, the Company had $815 million in outstanding borrowings under the Revolving Credit Facility and $40 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2020 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2020.
(3)The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).
(4)The Term Loan A provides for quarterly amortization payments, based on a percentage of the original principal amount of the Term Loan A, as follows: 0.625% per quarter from June 30, 2018 to March 31, 2020; 1.25% per quarter from June 30, 2020 to March 31, 2021; 1.875% per quarter from June 30, 2021 to March 31, 2022; and 2.50% per quarter for periods ending on or after June 30, 2022, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended June 30, 2020.
Maturities Table
As of June 30, 2020, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2020 and each of the next four years is as follows:

Year	Amount
Remaining 2020 (a)	$839
2021	62
2022	81
2023	981
2024	11
_______________
(a)Remaining 2020 includes amortization payments totaling $19 million and $5 million for the Term Loan A and Term Loan B facilities, respectively, as well as $815 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $868 million shown on the condensed consolidated balance sheet consists of four quarters of amortization payments totaling $42 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $815 million of revolver borrowings under the Revolving Credit Facility.
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
Realogy Group’s Senior Secured Credit Agreement contains financial, affirmative and negative covenants and requires Realogy Group to maintain (so long as the Revolving Credit Facility is outstanding) a senior secured leverage ratio. As of June 30, 2020, Realogy Group was required to maintain a senior secured leverage ratio not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the

Revolving Credit Facility at the testing date. Total senior secured net debt does not include the securitization obligations, 7.625% Senior Secured Second Lien Notes, or our unsecured indebtedness, including the Unsecured Notes. At June 30, 2020, Realogy Group was in compliance with the senior secured leverage ratio covenant with a senior secured leverage ratio of 3.29 to 1.00 at June 30, 2020. For the calculation of the senior secured leverage ratio for the second quarter of 2020, see Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility.

On July 24, 2020, Realogy Group entered into amendments to the Senior Secured Credit Agreement and Term Loan A Agreement (referred to collectively herein as the “Amendments”), pursuant to which the senior secured leverage ratio has been eased and certain other covenants have been tightened. For additional information see Note 11, "Subsequent Events", to the Condensed Consolidated Financial Statements.
Term Loan A Facility
The Term Loan A of $750 million due February 2023 provides for quarterly amortization based on a percentage of the original principal amount of the Term Loan A, as follows: 0.625% per quarter from June 30, 2018 to March 31, 2020; 1.25% per quarter from June 30, 2020 to March 31, 2021; 1.875% per quarter from June 30, 2021 to March 31, 2022; and 2.50% per quarter for periods ending on or after June 30, 2022, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
The Term Loan A Agreement contains covenants that are substantially similar to those in the Senior Secured Credit Agreement. The Amendment to the Term Loan A Agreement, effective July 24, 2020, contains provisions substantially similar to those contained in the Amendment to the Senior Secured Credit Agreement. For additional information see Note 11, "Subsequent Events", to the Condensed Consolidated Financial Statements.
Senior Secured Second Lien Notes
In June 2020, Realogy Group issued $550 million 7.625% Senior Secured Second Lien Notes. The 7.625% Senior Secured Second Lien Notes mature on June 15, 2025 and interest is payable semiannually on June 15 and December 15 of each year, commencing December 15, 2020.
The 7.625% Senior Secured Second Lien Notes are guaranteed on a senior secured second priority basis by Realogy Intermediate and each domestic subsidiary of Realogy Group, other than certain excluded entities, that is a guarantor under its Senior Secured Credit Facility and Term Loan A Facility and certain of its outstanding debt securities. The 7.625% Senior Secured Second Lien Notes are also guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The 7.625% Senior Secured Second Lien Notes are secured by substantially the same collateral as Realogy Group's existing first lien obligations under its Senior Secured Credit Facility and Term Loan A Facility on a second priority basis.
The indentures governing the 7.625% Senior Secured Second Lien Notes contain various covenants that limit the ability of Realogy Intermediate, Realogy Group and Realogy Group’s restricted subsidiaries to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing the 9.375% Senior Notes due 2027, as described under Unsecured Notes below.
Unsecured Notes
In June 2020, the Company used the entire net proceeds from the $550 million 7.625% Senior Secured Second Lien Notes, together with cash on hand, to fund the redemption of all of the outstanding 5.25% Senior Notes due 2021, and to pay related interest, premium, fees, and expenses.
The 4.875% Senior Notes and the 9.375% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on June 1, 2023 and April 1, 2027, respectively. Interest on the Unsecured Notes is payable each year semiannually on June 1 and December 1 for the 4.875% Senior Notes, and on April 1 and October 1 for the 9.375% Senior Notes.
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Realogy Group's outstanding debt securities and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
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
The covenants in the indenture governing the 9.375% Senior Notes are substantially similar to the covenants in the indentures governing the other Unsecured Notes, with certain exceptions, including several changes relating to Realogy Group’s ability to make restricted payments, and in particular, its ability to repurchase shares and pay dividends. Specifically, (a) the cumulative credit basket for restricted payments (i) was reset to zero and builds from January 1, 2019, (ii) builds at 25% of Consolidated Net Income (as defined in the indenture governing the 9.375% Senior Notes) when the consolidated leverage ratio (as defined below) is equal to or greater than 4.0 to 1.0 (and 50% of Consolidated Net Income when it is less than 4.0 to 1.0) and, consistent with the indentures governing the other Unsecured Notes, is reduced by 100% of the deficit when Consolidated Net Income is a deficit and (iii) may not be used when the consolidated leverage ratio is equal to or greater than 4.0 to 1.0; (b) the $100 million general restricted payment basket may be used only for Restricted Investments (as defined in the indenture governing the 9.375% Senior Notes); (c) the indenture governing the 9.375% Senior Notes requires the consolidated leverage ratio to be less than 3.0 to 1.0 to use the unlimited general restricted payment basket (which payments will reduce the cumulative credit basket, but not below zero); and (d) the indenture governing the 9.375% Senior Notes contains a new restricted payment basket that may be used for up to $45 million of dividends per calendar year.
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
Loss on the Early Extinguishment of Debt
During the six months ended June 30, 2020, the Company recorded a loss on the early extinguishment of debt of $8 million as a result of the issuance of $550 million of 7.625% Senior Secured Second Lien Notes due 2025 and the redemption of $550 million of 5.25% Senior Notes due 2021 in June 2020.
As a result of the refinancing transaction in February 2019, the Company recorded a loss on the early extinguishment of debt of $5 million during the six months ended June 30, 2019.
6. RESTRUCTURING COSTS
Restructuring charges were $14 million and $25 million for the three and six months ended June 30, 2020, respectively, and $9 million and $18 million for the three and six months ended June 30, 2019, respectively. The components of the restructuring charges for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Personnel-related costs (1)	$4	$5	$7	$13
Facility-related costs (2)	10	4	18	5
Total restructuring charges (3)	$14	$9	$25	$18

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
(3)Restructuring charges for the three and six months ended June 30, 2020 include $12 million and $23 million, respectively, related to the Facility and Operational Efficiencies Program and $2 million related to the Leadership Realignment and Other Restructuring Activities Program. Restructuring charges for the three and six months ended June 30, 2019 include $9 million and $15 million, respectively, related to the Facility and Operational Efficiencies Program and zero and $3 million, respectively, related to the Leadership Realignment and Other Restructuring Activities Program.
Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, the Company commenced the implementation of a plan to accelerate its office consolidation to reduce storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, the Company commenced a plan to transform and centralize certain aspects of the operational support and drive changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable. In the third quarter of 2019, the Company reduced headcount in connection with the wind-down of a former affinity program. In the fourth quarter of 2019, the Company expanded its operational efficiencies program to focus on workforce optimization. This workforce optimization initiative is focused on consolidating similar or overlapping roles, reducing the number of hierarchical layers and streamlining work and decision making. Furthermore, at the end of 2019, the Company expanded these strategic initiatives which are expected to result in additional operational and facility related efficiencies in 2020.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2019	$6	$5	$11
Restructuring charges (1)	7	16	23
Costs paid or otherwise settled	(10)	(12)	(22)
Balance at June 30, 2020	$3	$9	$12
_______________
(1)In addition, the Company incurred an additional $11 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the six months ended June 30, 2020.
The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$30	$28	$2
Facility-related costs (1)	50	32	18
Other restructuring costs	1	1	—
Total	$81	$61	$20
_______________
(1)Facility-related costs includes lease asset impairments expected to be incurred under the Facility and Operational Efficiencies Program.

The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Realogy Franchise Group	$5	$5	$—
Realogy Brokerage Group	62	44	18
Realogy Title Group	5	5	—
Corporate and Other	9	7	2
Total	$81	$61	$20
Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan included senior leadership realignment, an enhanced focus on technology and talent, as well as further attention to office footprint and other operational efficiencies. The activities undertaken in connection with the restructuring plan are complete. At December 31, 2019, the remaining liability was $5 million. During the six months ended June 30, 2020, the Company incurred facility-related costs of $2 million and paid or settled costs of $4 million resulting in a remaining accrual of $3 million.
7. EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2020	115.3	$1	$4,844	$(3,157)	$(57)	$3	$1,634
Net (loss) income	—	—	—	(14)	—	1	(13)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2020	115.4	$1	$4,847	$(3,171)	$(56)	$4	$1,625

	Three Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2019	114.2	$1	$4,841	$(2,606)	$(50)	$3	$2,189
Net Income	—	—	—	69	—	1	70
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	7	—	—	—	7
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Dividends declared ($0.09 per share)	—	—	(11)	—	—	(1)	(12)
Balance at June 30, 2019	114.3	$1	$4,837	$(2,537)	$(51)	$3	$2,253

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(476)	—	1	(475)
Stock-based compensation	—	—	10	—	—	—	10
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(5)	—	—	—	(5)
Dividends	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	115.4	$1	$4,847	$(3,171)	$(56)	$4	$1,625

	Six Months Ended June 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2018	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net (loss) income	—	—	—	(30)	—	1	(29)
Other comprehensive income	—	—	—	—	1	—	1
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	15	—	—	—	15
Issuance of shares for vesting of equity awards	1.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends declared ($0.18 per share)	—	—	(21)	—	—	(2)	(23)
Balance at June 30, 2019	114.3	$1	$4,837	$(2,537)	$(51)	$3	$2,253
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
Stock Repurchases
Shares of Company common stock that have been repurchased pursuant to prior authorizations from the Company's Board of Directors have been retired and are not displayed separately as treasury stock on the consolidated financial statements. The par value of the shares repurchased and retired is deducted from common stock and the excess of the purchase price over par value is first charged against any available additional paid-in capital with the balance charged to retained earnings. Direct costs incurred to repurchase the shares are included in the total cost of the shares.
The Company's Board of Directors authorized a share repurchase program of up to $275 million, $300 million, $350 million and $175 million of the Company's common stock in February 2016, 2017, 2018 and 2019, respectively.
In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share. The Company has not repurchased any shares under the share repurchase programs since 2019, and in May 2020, the Company's Board of Directors terminated its outstanding share repurchase programs.
During the covenant period (as defined in Note 11, "Subsequent Events", to the Condensed Consolidated Financial Statements) under the Amendments to the Senior Secured Credit Agreement and Term Loan A Agreement, the Company is restricted from repurchasing shares. In addition, the restrictive covenants in the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes further restrict the Company's ability to repurchase shares. See Note 5. "Short and Long-Term Debt—Unsecured Notes", to the Condensed Consolidated Financial Statements for additional information.
Stock-Based Compensation
During the first quarter of 2020, the Company granted restricted stock units related to 0.7 million shares with a weighted average grant date fair value of $9.70 and performance stock units related to 0.9 million shares with a weighted average grant date fair value of $9.23. The Company granted all time-based equity awards in the form of restricted stock units which are subject to ratable vesting over a three-year period. Therefore, the Company did not grant shares of non-qualified stock options during the first quarter of 2020.

Cash-Based Compensation
During the first quarter of 2020, instead of issuing stock based compensation to certain employees, the Company issued $18 million of time-vested cash awards which vest annually over a three-year vesting period, $6 million of cash-settled long-term performance awards which are tied to cumulative free cash flow goals that will vest at the end of the three-year performance cycle based on achievement of the performance metric and $3 million of cash-settled awards based on the change in Realogy stock price that will vest at the end of the three-year performance cycle.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Numerator for earnings (loss) per share—continuing operations
Net income (loss) from continuing operations	$28	$69	$(407)	$(16)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(1)	(1)
Net income (loss) from continuing operations attributable to Realogy Holdings	$27	$68	$(408)	$(17)
Numerator for earnings (loss) per share—discontinued operations
Net (loss) income from discontinued operations	$(41)	$1	$(68)	$(13)
Net (loss) income attributable to Realogy Holdings shareholders	$(14)	$69	$(476)	$(30)
Denominator:
Weighted average common shares outstanding (denominator for basic (loss) earnings per share calculation)	115.4	114.3	115.0	114.1
Dilutive effect of stock-based compensation (a)(b)	0.8	0.6	—	—
Weighted average common shares outstanding (denominator for diluted (loss) earnings per share calculation)	116.2	114.9	115.0	114.1
Basic (loss) earnings per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share from continuing operations	$0.23	$0.59	$(3.55)	$(0.15)
Basic (loss) earnings per share from discontinued operations	(0.35)	0.01	(0.59)	(0.11)
Basic (loss) earnings per share	$(0.12)	$0.60	$(4.14)	$(0.26)
Diluted (loss) earnings per share attributable to Realogy Holdings shareholders:
Diluted earnings (loss) per share from continuing operations	$0.23	$0.59	$(3.55)	$(0.15)
Diluted (loss) earnings per share from discontinued operations	(0.35)	0.01	(0.59)	(0.11)
Diluted (loss) earnings per share	$(0.12)	$0.60	$(4.14)	$(0.26)
_______________
(a)The three months ended June 30, 2020 and 2019 exclude 9.0 million and 10.4 million shares, respectively, of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
(b)The Company had a net loss from continuing operations for the six months ended June 30, 2020 and 2019 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.

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
On February 15, 2019, the plaintiff amended his complaint to assert claims pursuant to the California Private Attorneys General Act (“PAGA”). The PAGA claims included in the amended complaint are substantively similar to those asserted in the original complaint. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties. In April 2019, the defendants filed motions to compel arbitration of the non-PAGA claims and to stay the PAGA claims pending resolution of the arbitrable claims. On June 5, 2019, the Court dismissed the plaintiff’s non-PAGA claims without prejudice and withdrew the defendants’ motion to compel arbitration by stipulation of the parties. The plaintiff continues to pursue his PAGA claims as a representative of purported "aggrieved employees" as defined by PAGA. The plaintiff currently seeks, as the representative of all purported aggrieved employees, all non-individualized relief available to the purported aggrieved employees under PAGA, as well as attorneys’ fees. In November 2019, Century 21 M&M filed a demurrer to the complaint, seeking to dismiss the remaining claim in the action, to which Century 21 filed a joinder. The demurrer was granted by the Court in June 2020, however, the Court permitted the plaintiff to replead the complaint. The amended complaint, filed in June 2020 by the plaintiff, asserts one cause of action for alleged civil penalties under PAGA. Century 21 M&M filed its demurrer to the amended complaint, to which Century 21 filed a joinder (and, in the alternative, a motion to strike certain portions of the amended complaint), on August 3, 2020. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
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
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. Plaintiffs' counsel has filed a motion to appoint lead counsel in the case, which has yet to be decided by the Court. On August 9, 2019, NAR and the Company (together with the other defendants named in the amended Moehrl complaint) each filed separate motions to dismiss this litigation. The plaintiffs filed their opposition to the motions to dismiss on September 13, 2019, and the defendants filed their replies in support of the motions on October 18, 2019. In October 2019, the Department of Justice filed a statement of interest for this matter, in their words “to correct the inaccurate portrayal, by defendant The National Association of Realtors (‘NAR’), of a 2008 consent decree between the United States and NAR.” Discovery between the plaintiffs and defendants is stayed pending rulings on the outstanding motions to dismiss this litigation.
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 by plaintiffs Joshua Sitzer and Amy Winger against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Moehrl litigation. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On August 22, 2019, the Court denied defendants' motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois and on October 16, 2019, denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the Department of Justice filed a statement of interest and appearances for this matter for the same purpose stated in the Moehrl matter and in July 2020 requested we provide them with all materials produced for Sitzer. Discovery between the plaintiffs and defendants is ongoing.
Rubenstein, Nolan v. The National Association of Realtors, Realogy Holdings Corp., Coldwell Banker, Sotheby’s Investment Realty, and Homeservices of America, Inc. (U.S. District Court for the District of Connecticut). In this action, the plaintiffs take issue with the same NAR policies related to buyer broker compensation at issue in the Moehrl and Sitzer matters, but claim the alleged conspiracy has harmed buyers (instead of sellers) and is a federal racketeering violation

(instead of a violation of federal antitrust law). The predicate criminal act and other elements of the racketeering violation are not pled. The Company has not yet been served.
Securities Litigation
Tanaskovic v. Realogy Holdings Corp., et. al. (U.S. District Court for the District of New Jersey). This is a putative class action complaint filed on July 11, 2019 by plaintiff Sasa Tanaskovic against the Company and certain of its current and former executive officers. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between February 24, 2017 through May 22, 2019, as well as attorneys’ fees and costs. Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust (the “Retirement Trust”), was appointed lead plaintiff on November 7, 2019. Lead plaintiff filed its amended complaint on March 6, 2020 and the Company filed its motion to dismiss the amended complaint on August 3, 2020.
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
* * *
Company-Initiated Litigation
Realogy Holdings Corp. v. SIRVA Worldwide, Inc., North American Van Lines, Inc., Madison Dearborn Capital Partners VII-A, L.P., Madison Dearborn Capital Partners VII-C, L.P., and Madison Dearborn Capital Partners VII Executive-A, L.P. (Court of Chancery of the State of Delaware). On April 27, 2020, the Company filed a complaint against affiliates of MDP and SIRVA to enforce SIRVA’s obligations under the Purchase Agreement for the sale of the Company’s employee relocation services business, which was amended by the Company on May 17, 2020. The Company alleges breach of contract and seeks specific performance by SIRVA to perform its obligations under the Purchase Agreement, or in the alternative, an order directing the defendants to specifically perform their contractual obligations to pay the Company a $30 million termination fee, as well as costs and expenses, including reasonable attorney’s fees. On June 8, 2020, the defendants filed their answer to the Company's complaint along with counterclaims alleging breach of contract as well as a motion to dismiss the Company's claims for specific performance under the Purchase Agreement. On July 17, 2020, the Court granted the defendants’ motion to dismiss, limited to the issue of the availability of specific performance with respect to the acquisition of Cartus Relocation Services. On July 27, 2020, the Company filed its application for certification of interlocutory appeal with the trial court. On July 28, 2020, the Company filed its Notice of Appeal with the Delaware Supreme Court, and on July 31, 2020, defendants filed their opposition to the Company's application for interlocutory appeal with the trial court. Trial on the remainder of the Company’s claims including seeking payment of the termination fee and the defendants’ counterclaims is currently scheduled for November 2020.

Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries, filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass") alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. The Company subsequently amended its complaint (which, among other things, withdrew the count for aiding and abetting breach of contract and added a count for defamation). Beginning in September 2019, Compass filed a series of motions, which the Company opposed, including a motion to dismiss and a motion to compel arbitration with respect to certain claims involving Corcoran. In June 2020, having previously denied certain portions of Compass’ motion to dismiss, the Court denied the balance of the motion to dismiss, and denied as moot Compass’ motion to compel arbitration, granting the Company leave to amend the allegations in its complaint that relate to Corcoran’s exclusive listings in order to clarify the claims and damages sought in the action. The Company filed its amended complaint in July 2020.
* * *
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales agents, antitrust and anti-competition claims, general fraud claims (including wire fraud associated with third-party diversion of funds from a brokerage transaction), employment law claims, including claims challenging the classification of independent sales agents as independent contractors, wage and hour related claims, and claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto, and claims alleging violations of RESPA, state consumer fraud statutes or federal consumer protection statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common. While most litigation involves claims against the Company, from time to time the Company commences litigation, including litigation against former employees, franchisees and competitors when it alleges that such persons or entities have breached agreements or engaged in other wrongful conduct.
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
The due to former parent balance was $19 million at June 30, 2020 and $18 million at December 31, 2019, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.

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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $729 million at June 30, 2020 and $475 million at December 31, 2019. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
10. SEGMENT INFORMATION
The reportable segments presented below represent the Company’s segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments. During the first quarter of 2020, Realogy Leads Group was consolidated into Realogy Franchise Group and the segment change is reflected for all periods presented. Realogy Leads Group, which previously was part of Cartus, consists of the Company's affinity and broker-to-broker business, as well as the broker network made up of agents and brokers from Realogy’s residential real estate brands and certain independent real estate brokers (which is referred to as the Realogy Advantage Broker Network). The Company initiated litigation against affiliates of MDP and SIRVA to enforce SIRVA’s obligations under the Purchase Agreement as described in Note 9. "Commitments and Contingencies". Based upon developments in this litigation, the Company may reassess segment classification in future periods.
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

	Revenues (a) (b)
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realogy Franchise Group	$179	$260	$347	$439
Realogy Brokerage Group	933	1,331	1,802	2,147
Realogy Title Group	160	160	297	274
Corporate and Other (c)	(65)	(87)	(123)	(142)
Total Company	$1,207	$1,664	$2,323	$2,718
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for the Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $65 million and $123 million for the three and six months ended June 30, 2020, respectively, and $87 million and $142 million for the three and six months ended June 30, 2019, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Revenues for Realogy Franchise Group include intercompany referral commissions related to Realogy Advantage Broker Network paid by Realogy Brokerage Group of $3 million and $5 million for the three and six months ended June 30, 2020, respectively, and $5 million and $8 million for the three and six months ended June 30, 2019, respectively. Such amounts are recorded as contra-revenues by Realogy Brokerage Group. There are no other material intersegment transactions.
(c)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Realogy Franchise Group	$122	$180	$223	$278
Realogy Brokerage Group	15	47	(36)	(15)
Realogy Title Group	61	32	73	23
Corporate and Other (a)	(26)	(24)	(51)	(49)
Total continuing operations	172	235	209	237

Less: Depreciation and amortization	46	43	91	84
Interest expense, net	59	80	160	143
Income tax expense (benefit)	11	33	(121)	1
Restructuring costs, net (b)	14	9	25	18
Impairments (c)	7	2	454	3
Loss on the early extinguishment of debt (d)	8	—	8	5
Net income (loss) from continuing operations attributable to Realogy Holdings and Realogy Group	27	68	(408)	(17)
Net (loss) income from discontinued operations	(41)	1	(68)	(13)
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(14)	$69	$(476)	$(30)
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended June 30, 2020 includes restructuring charges of $12 million at Realogy Brokerage Group and $2 million at Realogy Title Group.
The three months ended June 30, 2019 includes restructuring charges of $1 million at Realogy Franchise Group, $6 million at Realogy Brokerage Group, $1 million at Realogy Title Group and $1 million at Corporate and Other.
The six months ended June 30, 2020 includes restructuring charges of $1 million at Realogy Franchise Group, $21 million at Realogy Brokerage Group and $3 million at Realogy Title Group.
The six months ended June 30, 2019 includes restructuring charges of $1 million at Realogy Franchise Group, $10 million at Realogy Brokerage Group, $2 million at Realogy Title Group and $5 million at Corporate and Other.
(c)Impairments for the three months ended June 30, 2020 and for the three and six months ended June 30, 2019 relate to lease asset impairments.
Impairments for the six months ended June 30, 2020 include a goodwill impairment charge of $413 million which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million, an impairment charge of $30 million which reduced the carrying value of trademarks at Realogy Franchise Group and $11 million related to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.

11. SUBSEQUENT EVENTS
On July 24, 2020, Realogy Group amended the Senior Secured Credit Agreement and Term Loan A Agreement (collectively referred to as the “Amendments”) to ease the senior secured leverage ratio financial covenant under each agreement. Under the Amendments, Realogy Group is required to maintain a senior secured leverage ratio not to exceed 6.50 to 1.00 commencing with the third quarter of 2020 through and including the second quarter of 2021. Following the second quarter of 2021, the maximum senior secured leverage ratio permitted will then step down to 5.50 to 1.00 for the third quarter of 2021 and thereafter step down by 0.25 on a quarterly basis to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the Amendments) on and after the second quarter of 2022. No changes were made to the commitments and pricing under the Senior Secured Credit Agreement and Term Loan A Agreement pursuant to the Amendments.
The Amendments also tighten certain other covenants during the period commencing on July 24, 2020 until the Company issues its financial results for the third quarter of 2021 and concurrently delivers of an officer’s certificate to its lenders showing compliance with the quarterly financial covenant, subject to earlier termination, or the “covenant period.” If Realogy Group’s senior secured leverage ratio does not exceed 5.50 to 1.00 for the fiscal quarter ending June 30, 2021, the covenant period will end at the time the Company delivers the compliance certificate to the lenders for such period; however, in either instance, the gradual step down in the senior secured leverage ratio, as described above, will continue to apply. The covenants revised during this covenant period include the reduction or elimination of the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments.
The Company also may elect to end the covenant period at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the leverage ratio will reset to the pre-Amendment level of 4.75 to 1.00 thereafter.

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
OVERVIEW
We are a global provider of real estate services and report our operations in the following three business segments:
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2020, our real estate franchise systems and proprietary brands had approximately 318,300 independent sales agents worldwide, including approximately 187,500 independent sales agents operating in the U.S. (which included approximately 51,800 company owned brokerage independent sales agents). As of June 30, 2020, our real estate franchise systems and proprietary brands had approximately 19,300 offices worldwide in 115 countries and territories, including approximately 5,800 brokerage offices in the U.S. (which included approximately 680 company owned brokerage offices). Realogy Leads Group, which consists of Company- and client- directed affinity programs, broker-to-broker referrals and the Realogy Advantage Broker Network (previously referred to as the Cartus Broker Network) was consolidated in Realogy Franchise Group beginning in the first quarter of 2020 (see Note 10, "Segment Information", to the Condensed Consolidated Financial Statements for additional information).
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 680 owned and operated brokerage offices with approximately 51,800 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S.
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
RECENT DEVELOPMENTS
COVID-19
The COVID-19 pandemic continues to have a profound effect on the global economy and financial markets, creating considerable risks and uncertainties for almost all sectors, including the U.S. real estate services industry, as well as for the Company and its affiliated franchisees. Among other things, the crisis has created risks and uncertainties arising from the adverse effects on the economy as well as risks related to employees, independent sales agents, franchisees, and consumers.
In the United States, federal, state and local governments continue to react to this evolving public health crisis. Although many states began the process of easing these restrictions during the second quarter of 2020, the vast majority of Americans continue to be subject to restrictions on their activities due to the public health crisis. The level and duration of such restrictions vary by state and local mandates. In addition, multiple states have recently re-established certain restrictions or paused their plans to ease restrictions due to increased COVID-19 cases. We continue to prioritize the protection of the health and safety of our employees, affiliated agents and franchisees and customers and, as of June 30, 2020, substantially all of our employees continued to work remotely.
In addition to federal, state and local regulations and guidelines related to the ongoing crisis as well as brokerage policies and procedures, residential real estate transactions may be additionally restricted due to each consumer's preferences, including with respect to health, financial and other matters, including, but not limited to, whether the home buyer or seller is affected by the heightened economic uncertainties resulting from the pandemic, including significant stock market volatility, declining wages and increased unemployment.
In mid-March 2020, we began taking a series of proactive cost-saving measures in reaction to the evolving crisis, including salary reductions, furloughs and reductions in spending which resulted in substantial cost-savings in the second quarter of 2020. Many of these cost-saving measures were or are temporary in nature and have been and will continue to be assessed and adjusted on an ongoing basis based upon the volume of homesale transactions and business needs. For example, given the continued improving trend in open transaction volume and closed homesale transaction volume, salaries were fully restored in July 2020, including the voluntary temporary salary reductions that had been previously agreed to by our CEO and other executive officers, and many furloughed employees have been returned to the workforce. Subject to industry and macroeconomic developments, we currently anticipate that most of the remaining temporary cost measures will be lifted by the fourth quarter of 2020 and, accordingly, do not expect to realize the same level of COVID-19 related expense reductions in the second half of 2020. As part of the future vision of the Company, we may incorporate certain of the cost-saving measures implemented in connection with the crisis into our long-term business model.
We continue to take actions to leverage technology for virtual showings, alternative processes for contract negotiation and execution, and recent legislative and procedural changes related to items such as remote appraisals and remote notarization.
We earn royalty or gross commission income from closed homesale sides (with each homesale transaction having a “buy” and “sell” side). Closed homesale transaction volume represents closed homesale sides times average homesale price. Open transaction volume represents new contracts entered into to buy or sell a home times average sale price.
In mid-April 2020, open transaction volume reached its low point and since then has rebounded in a fairly consistent manner as states began to ease restrictions on activities and/or consumers began to adjust to the new COVID-19 environment. Open transaction volume in the month of June 2020 was positive and higher than June 2019 volume for our company owned and franchised brokerage businesses on a combined basis, with this positive trend continuing in the first half of July 2020. Closed homesale transaction volume has also begun to improve. While closed homesale transaction volume was down 24% for the second quarter of 2020 compared to the same period in 2019 for our company owned and franchised brokerages on a combined basis, combined closed transaction volume improved meaningfully in June to negative 8% year-over-year after reaching a bottom in May 2020. The improvement in open transaction volume in June and the first half of July should have a beneficial impact on closed transaction volume in the third quarter of 2020, but growth may be limited by inventory constraints across geographies and price point.
During the second quarter of 2020, our company owned brokerages were also negatively impacted by steeper declines in closed transactions in densely populated areas, such as California and the New York metropolitan area (geographies which also have an average sales price much higher than the U.S. average), as well as from lower inventory in the high-end markets, resulting in lower homesale transaction activity for company owned brokerages compared to franchised brokerages due to geographic and high-end market concentration. We expect that if these markets continue the slow reopening process homesale transactions will continue to lag in these markets.
While we are encouraged by the improvement in open homesale transaction volume since mid-April 2020, our third quarter 2020 results may continue to be negatively impacted by the pandemic. If the crisis worsens or economic side effects of the crisis worsen, these negative impacts may be more pronounced in future periods and could have a material adverse effect on our results of operations and liquidity.

Liquidity and Capital Resources Update
In June 2020, we issued $550 million 7.625% Senior Secured Second Lien Notes due in June 2025. We used the entire net proceeds from this offering, together with cash on hand, to fund the redemption of all of our outstanding 5.25% Senior Notes due 2021, and to pay related interest, premium, fees, and expenses. With this financing completed, our nearest debt maturity is not until early 2023, other than amortization payments for the Term Loan A and B Facilities.
On July 24, 2020, we entered into amendments to the Senior Secured Credit Agreement and Term Loan A Agreement (referred to collectively herein as the “Amendments”).
Pursuant to the Amendments, the financial covenant contained in each of the Senior Secured Credit Agreement and Term Loan A Agreement has been eased to require that Realogy Group maintain a senior secured leverage ratio not to exceed 6.50 to 1.00 commencing with the third quarter of 2020 through and including the second quarter of 2021. The maximum senior secured leverage ratio permitted will then step down to 5.50 to 1.00 for the third quarter of 2021 and thereafter step down by 0.25 on a quarterly basis to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the Amendments) on and after the second quarter of 2022. Unless terminated earlier by us or pursuant to the terms of the Amendments, until we deliver our covenant compliance certificate to the lenders for the third quarter of 2021, certain other covenants are tightened. The Amendments leave unchanged the commitments and pricing under the Senior Secured Credit Agreement (which includes the Revolving Credit Facility) and Term Loan A Agreement.
We were in compliance with the financial covenant in effect at June 30, 2020, with a senior secured leverage ratio of 3.29 to 1.00 as compared to the maximum ratio then permitted of 4.75 to 1.00.
See "Financial Condition, Liquidity and Capital Resources—Liquidity and Capital Resources" in this MD&A for additional information.
Update on Litigation Regarding the Planned Sale of Cartus Relocation Services
As previously disclosed, during the second quarter of 2020, we filed an action in the Court of Chancery of the State of Delaware (the “Court”) against affiliates of Madison Dearborn Partners, LLC and SIRVA Worldwide, Inc. (“SIRVA”), pursuant to which we allege breach of contract and seek specific performance by SIRVA to perform its obligations under the Purchase and Sale Agreement entered into on November 6, 2019 for the acquisition of Cartus Relocation Services, the Company’s global employee relocation business, by North American Van Lines, Inc., as assignee of SIRVA, or in the alternative, an order directing the defendants to specifically perform their contractual obligations to pay us a $30 million termination fee, as well as costs and expenses, including reasonable attorney’s fees. In July 2020, the Court granted the defendants’ motion to dismiss, limited to the issue of the availability of specific performance with respect to the acquisition of Cartus Relocation Services. We subsequently filed an application for certification of interlocutory appeal with the Court as well as a Notice of Appeal with the Delaware Supreme Court, and the defendants filed their opposition to our application for interlocutory appeal with the Court. Trial on the remainder of our claims including seeking payment of the termination fee and the defendants’ counterclaims is currently scheduled for November 2020.
CURRENT BUSINESS AND INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the first half of 2020, homesale transaction volume decreased 4% due to an 8% decrease in the number of homesale transactions, partially offset by a 4% increase in the average homesale price.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups decreased 12% during the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Homesale transaction volume at Realogy Brokerage Group decreased 16%, primarily as a result of a 14% decrease in existing homesale transactions and a 2% decrease in average homesale price and homesale transaction volume at Realogy Franchise Group decreased 9%, as a result of a 12% decrease in existing homesale transactions, partially offset by a 4% increase in average homesale price.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups decreased 24% during the three months ended June 30, 2020 compared to the three months ended June 30, 2019. Homesale transaction volume at Realogy Brokerage Group decreased 30%, primarily as a result of a 25% decrease in existing homesale transactions and a 7% decrease in average homesale price and homesale transaction volume at Realogy Franchise Group decreased 20%, as a result of a 21% decrease in existing homesale transactions, partially offset by a 1% increase in average homesale price.

The COVID-19 crisis began meaningfully impacting our results in mid-March 2020 and we believe the ongoing crisis served as the primary driver of the decreases in homesale transaction volume for both the three- and six- month periods ended June 30, 2020. Prior to the COVID-19 crisis, incremental improvement in certain industry fundamentals, in particular declines in average mortgage rates, contributed to improvement in market conditions in the second half of 2019 and continued to positively impact the majority of the first quarter of 2020. While during the second quarter of 2020, we continued to benefit from a low mortgage rate environment (as interest rates were further reduced in response to the COVID-19 crisis), homesale transaction volume was negatively impacted by factors related to the pandemic, including restrictive measures implemented by state and local governments in response to the COVID-19 crisis. These measures were especially impactful to our company owned brokerage operations due to our geographic concentration, in particular in California and the New York metropolitan area.
Inventory. Continued or accelerated declines in inventory, whether attributable to the COVID-19 crisis or otherwise, may result in insufficient supply to meet any increased demand driven by the lower interest rate environment. Even before the COVID-19 crisis, low housing inventory levels had been an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 18% from 1.92 million as of June 2019 to 1.57 million as of June 2020. As a result, inventory has decreased from 4.3 months of supply in June 2019 to 4.0 months as of June 2020. These levels continue to be significantly below the 10-year average of 5.4 months, the 15-year average of 6.1 months and the 25-year average of 5.7 months.
Unemployment. Following the onset of the pandemic, many companies announced reductions in work weeks and salaries, although many people have recently returned to the labor market following weeks or months of COVID-19 induced restrictions. According to the U.S. Bureau of Labor Statistics, while the U.S. unemployment rate declined to 11.1% in June 2020, easing from a high of 14.7% reached in April 2020, this jobless rate still represents a 7.6% increase since February 2020. If the COVID-19 pandemic continues to impact employment levels and economic activity for a substantial period, it is likely to lead to an increase in loan defaults and foreclosure activity and may make it more difficult for potential home buyers to arrange financing.
Mortgage Rates. A wide variety of factors can contribute to mortgage rates, including federal interest rates, demand, consumer income, unemployment levels and foreclosure rates. In response to the growing economic effects of the COVID-19 crisis, yields on the 10-year Treasury note declined to an all-time low of 0.54% on March 9, 2020. In addition, the Federal Reserve Board cut the interest rate two times, dropping its benchmark interest rate to a range of 0% to 0.25% on March 15, 2020. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage lowered to an average of 3.23% for the second quarter of 2020 compared to 4.00% for the second quarter of 2019. On June 30, 2020, mortgage rates were 3.16%, according to Freddie Mac. Our financial results are favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity and homesale transactions. Due to the economic effects of the COVID-19 crisis, banks may tighten mortgage standards, even as rates decline, which could limit the availability of mortgage financing. In addition, many individuals and businesses have benefited and may be continuing to benefit from one or more federal and/or state programs meant to assist in the navigation of COVID-related financial challenges, and the curtailment of such programs could have a negative impact on their financial health. Increases in mortgage rates adversely impact housing affordability and we have been and could again be negatively impacted by a rising interest rate environment.
Affordability. The fixed housing affordability index, as reported by NAR, increased from 151 for May 2019 to 169 for May 2020, which we believe is primarily attributable to lower mortgage rates. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. We expect housing affordability to be significantly impacted by the unprecedented rise in unemployment and economic challenges as a result of the COVID-19 crisis, but are unable to estimate the extent due to the uncertainties regarding the duration and severity of the COVID-19 crisis and its related impact on the global economy.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. Aggressive competition for the affiliation of independent sales agents has negatively impacted recruitment and retention efforts at both Realogy Franchise and Brokerage Groups, in particular with respect to more productive sales agents, and drove a loss in our market share for 2019 compared to 2018. This loss of market share has contributed to the decline in homesale transaction volume at both Realogy Franchise and Brokerage Groups and is expected to continue to adversely impact results.

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
This competitive environment has continued despite general business disruption due to the COVID-19 crisis and we saw a decline in market share for the first half of 2020 compared to full-year 2019. Competition for productive agents is expected to continue to have a negative impact on our homesale transaction volume and market share and to put upward pressure on the average share of commissions earned by independent sales agents. These competitive market factors also impact our franchisees and such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
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
As previously disclosed, we have received meaningful listing fees for our provision of real estate listings under agreements that were scheduled to expire in March 2022. Due to disputes between the parties, which heightened during the COVID-19 crisis, these agreements were terminated during the second quarter of 2020. While the termination of these agreements had (and will have) a negative impact on our revenues and earnings, it also eliminated various obligations, which could allow us to pursue certain strategic options that were previously unavailable to us and could result in certain reduced spend. We will continue to focus efforts on lead generation and other programs designed to benefit affiliated agents and franchisees.
New Development. Realogy Brokerage Group has relationships with developers, primarily in major cities, in particular New York City, to provide marketing and brokerage services in new developments. New development closings can vary significantly from year to year due to timing matters that are outside of our control, including long cycle times and irregular project completion timing. In addition, the new development industry has also experienced significant disruption due to the COVID-19 crisis. Accordingly, earnings attributable to this business can fluctuate meaningfully from year to year, impacting both homesale transaction volume and the share of gross commission income we realize on such transactions.

Existing Homesales
For the six months ended June 30, 2020 compared to the same period in 2019, NAR existing homesale transactions decreased to 2.3 million homes or down 8%. For the six months ended June 30, 2020, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups decreased 13% compared to the same period in 2019 due primarily to the impact, starting around mid-March 2020, of the COVID-19 crisis, the impact of competition (including on our market share), the loss of certain franchisees and the geographic concentration of Realogy Brokerage Group. The quarterly and annual year-over-year trends in homesale transactions are as follows:

_______________
(a)Q1 and Q2 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
(c)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to increase 7% in 2021 while Fannie Mae is forecasting existing homesale transactions to increase 4% for the same period.

Existing Homesale Price
For the six months ended June 30, 2020 compared to the same period in 2019, NAR existing homesale average price increased 4%. For the six months ended June 30, 2020, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 1% compared to the same period in 2019. However, as noted above, beginning in April 2020, our company owned brokerages have experienced declines in average sale price due to geography mix and lower inventory in the high-end markets. Realogy Brokerage Group's geographic concentration and exposure to the high-end of the market plus the associated competitive pressures drove the year-over-year decline in homesale price compared to the overall industry. The quarterly and annual year-over-year trends in the price of homes are as follows:
_______________
(a)Q1 and Q2 homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)Forecasted homesale price data is for median price and is as of the most recent NAR forecast.
(c)Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 3% in 2021 while Fannie Mae is forecasting median existing homesale price to increase 1% for the same period.
* * *

We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, increases in U.S. household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, increases in renters that qualify as homebuyers, the inherent attributes of homeownership versus renting and the availability of inventory in the consumer's desired location and within the consumer's price range. At this time, certain of these factors are trending favorably, such as mortgage rate levels and household formation, although the COVID-19 pandemic continues to materially impact the entire industry and the global economy. Factors that may negatively affect growth in the housing industry include:
•the severity, length and spread of the COVID-19 pandemic and the extent, duration and severity of the economic consequences stemming from the COVID-19 crisis (including continued economic contraction), including with respect to governmental regulation, changes in patterns of commerce or consumer activities and changes in consumer attitudes;
•intensifying economic contraction in the U.S. economy including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise);
•continued low or accelerated declines in home inventory levels or stagnant and/or declining home prices;
•continued high levels of unemployment and/or declining wages or stagnant wage growth in the U.S.;
•the potential termination or substantial curtailment of one or more federal and/or state programs meant to assist businesses and individuals navigate COVID-19 related financial challenges;
•decreasing consumer confidence in the economy and/or the residential real estate market;
•an increase in potential homebuyers with low credit ratings or inability to afford down payments;
•reduced availability of mortgage financing or increasing down payment requirements or other mortgage challenges due to disrupted earnings;
•weak capital, credit and financial markets and/or the instability of financial institutions;
•an increase in foreclosure activity;
•a reduction in the affordability of homes;
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
•geopolitical and economic instability;
•homeowners retaining their homes for longer periods of time;
•changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, as well as changing preferences to rent versus purchase a home;
•the lack of available inventory may limit the proclivity of home owners to purchase an alternative home;
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
In Realogy Title Group, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. Results are favorably impacted by the low mortgage rate environment. An increase or decrease in homesale transactions will impact the financial results of Realogy Title Group; however, the financial results are not significantly impacted by a change in homesale price.
Realogy Leads Group, which consists of Company- and client- directed affinity programs, broker-to-broker referrals and the Realogy Advantage Broker Network (previously referred to as the Cartus Broker Network) was consolidated into Realogy Franchise Group during the first quarter of 2020.
For the three months ended June 30, 2020, Cartus Relocation Services had 20,567 initiations as compared to 31,977 initiations during the same period in 2019. Cartus Relocation Services earned referral fee revenue from approximately 2,937 referrals for the three months ended June 30, 2020 as compared to 4,369 referrals during the second quarter of 2019.

For the six months ended June 30, 2020, Cartus Relocation Services had 45,616 initiations as compared to 59,311 initiations during the same period of 2019. Cartus Relocation Services earned referral fee revenue from approximately 5,588 referrals for the six months ended June 30, 2020 as compared to 7,110 referrals during the first half of 2019. Cartus Relocation Services experienced a decline in new initiations attributable to the COVID-19 pandemic in the second quarter of 2020 and this trend is expected to continue in the third quarter of 2020, and potentially beyond but to a lesser extent than what we experienced in the second quarter.
The following table presents our drivers for the three and six months ended June 30, 2020 and 2019. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2020	2019	% Change		2020	2019	% Change
Realogy Franchise Group (a)
Closed homesale sides	238,085	301,377	(21)%		441,273	504,039	(12)%
Average homesale price	$321,308	$318,799	1%		$321,841	$310,581	4%
Average homesale broker commission rate	2.49%	2.47%	2	bps	2.48%	2.47%	1	bps
Net royalty per side	$324	$331	(2)%		$321	$320	—%
Realogy Brokerage Group
Closed homesale sides	71,375	95,251	(25)%		133,916	155,693	(14)%
Average homesale price	$503,935	$540,725	(7)%		$517,888	$529,543	(2)%
Average homesale broker commission rate	2.43%	2.41%	2	bps	2.42%	2.41%	1	bps
Gross commission income per side	$12,863	$13,758	(7)%		$13,206	$13,546	(3)%
Realogy Title Group
Purchase title and closing units	32,028	42,202	(24)%		60,752	70,246	(14)%
Refinance title and closing units	17,548	5,270	233%		26,447	9,281	185%
Average fee per closing unit	$2,062	$2,356	(12)%		$2,151	$2,320	(7)%
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
Three Months Ended June 30, 2020 vs. Three Months Ended June 30, 2019
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2020	2019	Change
Net revenues	$1,207	$1,664	$(457)
Total expenses	1,204	1,569	(365)
Income from continuing operations before income taxes, equity in earnings and noncontrolling interests	3	95	(92)
Income tax expense	11	33	(22)
Equity in earnings of unconsolidated entities	(36)	(7)	(29)
Net income from continuing operations	28	69	(41)
Net (loss) income from discontinued operations	(41)	1	(42)
Net (loss) income	(13)	70	(83)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(14)	$69	$(83)

Net revenues decreased $457 million or 27% for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 driven by lower homesale transaction volume at both Realogy Franchise and Brokerage Groups primarily due to the COVID-19 pandemic.
Total expenses decreased $365 million or 23% for the second quarter of 2020 compared to the second quarter of 2019 primarily due to:
•a $270 million decrease in commission and other sales agent-related costs primarily as a result of the impact of lower homesale transaction volume at Realogy Brokerage Group due to the COVID-19 pandemic, partially offset by higher agent commission costs primarily driven by retention efforts and a shift in mix as more productive, higher compensated agents completed a higher percentage of homesale transactions;
•a $66 million decrease in operating and general and administrative expenses primarily due to lower employee-related, occupancy and other operating costs as a result of COVID-19 related cost savings initiatives;
•a $29 million decrease in marketing expense primarily due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic in the second quarter of 2020 compared to the second quarter of 2019; and
•a $21 million net decrease in interest expense primarily due to a $16 million decline in expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $8 million during the second quarter of 2020 compared to losses of $24 million during the second quarter of 2019 and a decrease in interest expense due to LIBOR rate decreases, partially offset by;
•an $8 million loss on the early extinguishment of debt during the second quarter of 2020 as a result of the refinancing transactions in June 2020;

•lease asset impairments of $7 million during the second quarter of 2020 compared to $2 million during the second quarter of 2019; and
•a $5 million increase in restructuring costs.
Equity in earnings were $36 million during the second quarter of 2020 compared to earnings of $7 million during the second quarter of 2019 primarily due to improvement in earnings of Guaranteed Rate Affinity at Realogy Title Group. Equity in earnings for Guaranteed Rate Affinity increased by $29 million from $6 million in the second quarter of 2019 to $35 million in the second quarter of 2020 as a result of the low mortgage rate environment and improved margins in the venture. Equity in earnings for Realogy Title Group's other equity method investments remained flat at $1 million during the second quarter of 2020 and 2019.
During the second quarter of 2020, we incurred $14 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan which began in the first quarter of 2019 to be approximately $81 million, with $61 million incurred to date. See Note 6, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The provision for income taxes was an expense of $11 million for the three months ended June 30, 2020 compared to an expense of $33 million for the three months ended June 30, 2019. Our effective tax rate was 28% and 32% for the three months ended June 30, 2020 and June 30, 2019, respectively. The effective tax rate for the three months ended June 30, 2020 was primarily impacted by the tax impact of vesting equity awards with a market value lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the three months ended June 30, 2020 and 2019:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group	$179	$260	$(81)	(31)%	$122	$180	$(58)	(32)%	68%	69%	(1)
Realogy Brokerage Group	933	1,331	(398)	(30)	15	47	(32)	(68)	2	4	(2)
Realogy Title Group	160	160	—	—	61	32	29	91	38	20	18
Corporate and Other	(65)	(87)	22	*	(26)	(24)	(2)	*
Total continuing operations	$1,207	$1,664	$(457)	(27)%	$172	$235	$(63)	(27)%	14%	14%	—

Less: Depreciation and amortization					46	43
Interest expense, net					59	80
Income tax expense					11	33
Restructuring costs, net (b)					14	9
Impairments (c)					7	2
Loss on the early extinguishment of debt (d)					8	—
Net income from continuing operations attributable to Realogy Holdings and Realogy Group					27	68
Net (loss) income from discontinued operations					(41)	1
Net (loss) income attributable to Realogy Holdings and Realogy Group					$(14)	$69
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $65 million and $87 million during the three months ended June 30, 2020 and 2019, respectively.
(b)Restructuring charges incurred for the three months ended June 30, 2020 include $12 million at Realogy Brokerage Group and $2 million at Realogy Title Group. Restructuring charges incurred for the three months ended June 30, 2019 include $1 million at Realogy Franchise Group, $6 million at Realogy Brokerage Group, $1 million at Realogy Title Group and $1 million at Corporate and Other.
(c)Impairments for the three months ended June 30, 2020 and 2019 relate to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.

As described in the aforementioned table, Operating EBITDA margin for "Total continuing operations" expressed as a percentage of revenues remained flat at 14% for the three months ended June 30, 2020 compared to the same period in 2019. On a segment basis, Realogy Franchise Group's margin decreased 1 percentage point to 68% from 69% primarily due a decrease in revenue and higher bad debt expense related to the early termination of third party listing fee agreements, partially offset by a decrease in employee and other operating costs primarily as a result of COVID-19 related cost savings initiatives. Realogy Brokerage Group's margin decreased 2 percentage points from 4% to 2% primarily due to higher agent commission costs primarily driven by retention efforts and a shift in mix as more productive, higher compensated agents completed a higher percentage of homesale transactions, partially offset by lower operating and employee expenses primarily due to COVID-19 related cost savings initiatives. Realogy Title Group's margin increased 18 percentage points to 38% from 20% primarily as a result of an increase in equity in earnings of Guaranteed Rate Affinity as a result of the low mortgage rate environment and improved margins in the venture.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Group's results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 2 percentage points from 15% to 13% primarily due to lower transaction volume during the second quarter of 2020 compared to the second quarter of 2019:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group (a)	$114	$173	(59)	(34)	$57	$93	(36)	(39)	50%	54%	(4)
Realogy Brokerage Group (a)	933	1,331	(398)	(30)	80	134	(54)	(40)	9	10	(1)
Realogy Franchise and Brokerage Groups Combined	$1,047	$1,504	(457)	(30)	$137	$227	(90)	(40)	13%	15%	(2)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $65 million and $87 million during the three months ended June 30, 2020 and 2019, respectively.
Realogy Franchise Group
Revenues decreased $81 million to $179 million and Operating EBITDA decreased $58 million to $122 million for the three months ended June 30, 2020 compared with the same period in 2019.
Revenues decreased $81 million primarily as a result of:
•a $23 million decrease in third-party domestic franchisee royalty revenue primarily due to a 20% decrease in homesale transaction volume at Realogy Franchise Group which consisted of a 21% decrease in existing homesale transactions, partially offset by a 1% increase in average homesale price;
•a $21 million decrease in intercompany royalties received from Realogy Brokerage Group;
•a $15 million decrease in registration and brand marketing fund revenue (associated with the waiver of marketing fees from affiliates in the quarter), which had a related expense decrease of $18 million resulting in a $3 million net positive impact on Operating EBITDA, due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic in the second quarter of 2020 compared to the same period in 2019;
•a $12 million decrease in lead referral revenues driven by lower volume and referral transactions primarily driven by the discontinuation of the USAA affinity program which ceased new enrollments in the third quarter of 2019;
•a $6 million decrease in revenue related to the early termination of third party listing fee agreements; and
•a $4 million decrease in other revenue.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $63 million and $84 million during the second quarter of 2020 and 2019, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.

The $58 million decrease in Operating EBITDA was primarily due to the $81 million decrease in revenues discussed above and $8 million of higher bad debt expense primarily related to the early termination of third party listing fee agreements. These Operating EBITDA decreases were partially offset by the $18 million decrease in registration and brand marketing fund expense discussed above and a $13 million decrease in employee and other operating costs principally due to COVID-19 related cost savings initiatives and the discontinuation of the USAA affinity program.
Realogy Brokerage Group
Revenues decreased $398 million to $933 million and Operating EBITDA decreased $32 million to $15 million for the three months ended June 30, 2020 compared with the same period in 2019.
The revenue decrease of $398 million was primarily driven by a 30% decrease in homesale transaction volume at our Realogy Brokerage Group due to the COVID-19 pandemic which consisted of a 25% decrease in existing homesale transactions and a 7% decrease in average homesale price.
Operating EBITDA decreased $32 million primarily due to a $398 million decrease in revenues discussed above, partially offset by:
•a $270 million decrease in commission expenses paid to independent sales agents from $955 million in the second quarter of 2019 to $685 million in the second quarter of 2020. Commission expense decreased primarily as a result of the impact of lower homesale transaction volume as discussed above, partially offset by higher agent commission costs primarily driven by retention efforts and a shift in mix as more productive, higher compensated agents completed a higher percentage of homesale transactions;
•a $58 million decrease in employee-related, occupancy costs and other operating costs due primarily to COVID-19 related cost savings initiatives;
•a $21 million decrease in royalties paid to Realogy Franchise Group from $84 million in the second quarter of 2019 to $63 million in the second quarter of 2020 associated with the homesale transaction volume decline as described above; and
•a $17 million decrease in marketing expense due to lower advertising costs as a result of the COVID-19 pandemic.
Realogy Title Group
Revenues remained flat at $160 million and Operating EBITDA increased $29 million to $61 million for the three months ended June 30, 2020 compared with the same period in 2019.
Revenues remained flat primarily as a result of a $19 million increase in refinance revenue due to an increase in activity in the refinance market and a $10 million increase in underwriter revenue with unaffiliated agents, which had a $1 million net positive impact on Operating EBITDA due to the related expense increase of $9 million. The revenue increases were offset by a $27 million decrease in resale revenue due to a decline in purchase transactions as a result of the COVID-19 pandemic.
Operating EBITDA increased $29 million primarily as a result of an increase in equity in earnings related to Guaranteed Rate Affinity due to the favorable mortgage rate environment and improved margins in the venture. The $9 million increase in underwriter expense with unaffiliated agents discussed above was offset by a decrease in employee and other operating costs due to COVID-19 related costs savings initiatives.
Discontinued Operations - Cartus Relocation
Revenues for Cartus Relocation Services decreased $23 million to $48 million from $71 million and Operating EBITDA decreased $7 million to $3 million from $10 million for the three months ended June 30, 2020 compared with the same period in 2019.
Revenues decreased $23 million primarily as a result of a $10 million decrease in international revenue due to lower volume and lost business as well as a $7 million decrease in referral revenue and a $7 million decrease in other revenue, both of which were primarily driven by lower volume. Beginning in the second half of March 2020, Cartus Relocation Services experienced a decline in new initiations due to the COVID-19 pandemic which continued through the second quarter of 2020 and this trend is expected to continue in the third quarter of 2020 and potentially beyond but to a lesser extent than what we experienced in the second quarter.

Operating EBITDA decreased $7 million due to the revenue decrease discussed above, partially offset by a decrease in employee and other operating costs primarily due to COVID-19 related cost savings initiatives.
Six Months Ended June 30, 2020 vs. Six Months Ended June 30, 2019
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2020	2019	Change
Net revenues	$2,323	$2,718	$(395)
Total expenses	2,896	2,741	155
Loss from continuing operations before income taxes, equity in earnings and noncontrolling interests	(573)	(23)	(550)
Income tax (benefit) expense	(121)	1	(122)
Equity in earnings of unconsolidated entities	(45)	(8)	(37)
Net loss from continuing operations	(407)	(16)	(391)
Net loss from discontinued operations	(68)	(13)	(55)
Net loss	(475)	(29)	(446)
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net loss attributable to Realogy Holdings and Realogy Group	$(476)	$(30)	$(446)

Net revenues decreased $395 million or 15% for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 driven by lower homesale transaction volume at both Realogy Franchise and Brokerage Groups primarily due to the COVID-19 pandemic.
Total expenses increased $155 million or 6% for the first half of 2020 compared to the first half of 2019 primarily due to:
•impairments of $454 million including a goodwill impairment charge of $413 million which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million, an impairment charge of $30 million which reduced the carrying value of trademarks at Realogy Franchise Group (see Note 3, "Goodwill and Intangible Assets", to the Condensed Consolidated Financial Statements for additional information) and $11 million related to lease asset impairments;
•a $17 million net increase in interest expense primarily due to a $21 million net expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $59 million for the six months ended June 30, 2020 compared to losses of $38 million during the same period of 2019, partially offset by a decrease in interest expense due to LIBOR rate decreases; and
•a $7 million increase in restructuring costs,
partially offset by;
•a $215 million decrease in commission and other sales agent-related costs primarily as a result of the impact of lower homesale transaction volume at Realogy Brokerage Group due to the COVID-19 pandemic, partially offset by higher agent commission costs primarily driven by retention efforts and a shift in mix as more productive, higher compensated agents completed a higher percentage of homesale transactions;
•a $77 million decrease in operating and general and administrative expenses primarily due to lower employee-related, occupancy and other operating costs as a result of COVID-19 related cost savings initiatives; and
•a $38 million decrease in marketing expense primarily due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic in the first half of 2020 compared to the first half of 2019.
Equity in earnings were $45 million for the six months ended June 30, 2020 compared to earnings of $8 million during the same period of 2019 primarily due to an improvement in earnings of Guaranteed Rate Affinity at Realogy Title Group. Equity in earnings for Guaranteed Rate Affinity increased by $37 million from $7 million in the first half of 2019 to $44 million in the first half of 2020 as a result of the low mortgage rate environment and improved margins in the venture. Equity in earnings for Realogy Title Group's other equity method investments remained flat at $1 million during the first half of 2020 and 2019.
During the six months ended June 30, 2020, we incurred $25 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the plan which began in the first quarter of 2019 to be approximately $81 million, with $61 million incurred to date. See Note 6, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The provision for income taxes was a benefit of $121 million for the six months ended June 30, 2020 compared to an expense of $1 million for the six months ended June 30, 2019. Our effective tax rate was 23% and negative 7% for the six months ended June 30, 2020 and June 30, 2019, respectively. The effective tax rate for the six months ended June 30, 2020 was primarily impacted by items in the first half of 2020 related to the goodwill impairment charge and equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the six months ended June 30, 2020 and 2019:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group	$347	$439	$(92)	(21)%	$223	$278	$(55)	(20)%	64%	63%	1
Realogy Brokerage Group	1,802	2,147	(345)	(16)	(36)	(15)	(21)	(140)	(2)	(1)	(1)
Realogy Title Group	297	274	23	8	73	23	50	217	25	8	17
Corporate and Other	(123)	(142)	19	*	(51)	(49)	(2)	*
Total continuing operations	$2,323	$2,718	$(395)	(15)%	$209	$237	$(28)	(12)%	9%	9%	—

Less: Depreciation and amortization					91	84
Interest expense, net					160	143
Income tax (benefit) expense					(121)	1
Restructuring costs, net (b)					25	18
Impairments (c)					454	3
Loss on the early extinguishment of debt (d)					8	5
Net loss from continuing operations attributable to Realogy Holdings and Realogy Group					(408)	(17)
Net loss from discontinued operations					(68)	(13)
Net loss attributable to Realogy Holdings and Realogy Group					$(476)	$(30)
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $123 million and $142 million during the six months ended June 30, 2020 and 2019, respectively.
(b)Restructuring charges incurred for the six months ended June 30, 2020 include $1 million at Realogy Franchise Group, $21 million at Realogy Brokerage Group and $3 million at Realogy Title Group. Restructuring charges incurred for the six months ended June 30, 2019 include $1 million at Realogy Franchise Group, $10 million at Realogy Brokerage Group, $2 million at Realogy Title Group and $5 million at Corporate and Other.
(c)Impairments for the six months ended June 30, 2020 include a goodwill impairment charge of $413 million which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million, an impairment charge of $30 million which reduced the carrying value of trademarks at Realogy Franchise Group and $11 million related to lease asset impairments. Impairments for the six months ended June 30, 2019 relate to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.
As described in the aforementioned table, Operating EBITDA margin for "Total continuing operations" expressed as a percentage of revenues remained flat at 9% for the six months ended June 30, 2020 compared to the same period in 2019. On a segment basis, Realogy Franchise Group's margin increased 1 percentage point to 64% from 63% primarily due to a decrease in employee and other operating costs primarily as a result of COVID-19 related cost savings initiatives, partially offset by a decrease in revenue related to the early termination of third party listing fee agreements. Realogy Brokerage Group's margin decreased 1 percentage point from negative 1% to negative 2% primarily due to higher agent commission costs primarily driven by retention efforts and a shift in mix as more productive, higher compensated agents completed a higher percentage of homesale transactions, partially offset by lower operating expenses primarily due to COVID-19 related cost savings initiatives. Realogy Title Group's margin increased 17 percentage points to 25% from 8% primarily as a result of an increase in equity in earnings due to an improvement in earnings of Guaranteed Rate Affinity as a result of the low mortgage rate environment and improved margins in the venture.

Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Group's results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 2 percentage points from 11% to 9% primarily due to lower transaction volume during the first half of 2020 compared to the first half of 2019:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group (a)	$224	$297	(73)	(25)	$100	$136	(36)	(26)	45%	46%	(1)
Realogy Brokerage Group (a)	1,802	2,147	(345)	(16)	87	127	(40)	(31)	5	6	(1)
Realogy Franchise and Brokerage Groups Combined	$2,026	$2,444	(418)	(17)	$187	$263	(76)	(29)	9%	11%	(2)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $123 million and $142 million during the six months ended June 30, 2020 and 2019, respectively.
Realogy Franchise Group
Revenues decreased $92 million to $347 million and Operating EBITDA decreased $55 million to $223 million for the six months ended June 30, 2020 compared with the same period in 2019.
Revenues decreased $92 million primarily as a result of:
•a $26 million decrease in registration revenue and brand marketing fund revenue (associated with the waiver of marketing fees from affiliates in the second quarter of 2020), which had a related expense decrease of $30 million resulting in a net $4 million net positive impact on Operating EBITDA, due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic in the first half of 2020 compared to the first half of 2019;
•a $22 million decrease in third-party domestic franchisee royalty revenue primarily due to a 9% decrease in homesale transaction volume at Realogy Franchise Group which consisted of a 12% decrease in existing homesale transactions, partially offset by a 4% increase in average homesale price;
•an $18 million decrease in intercompany royalties received from Realogy Brokerage Group;
•a $15 million decrease in leads referral revenues driven by lower volume and referral transactions primarily driven by the discontinuation of the USAA affinity program which ceased new enrollments in the third quarter of 2019;
•a $6 million decrease in revenue related to the early termination of third party listing fee agreements; and
•a $5 million decrease in other revenue.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $119 million and $137 million during the first half 2020 and 2019, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $55 million decrease in Operating EBITDA was primarily due to the $92 million decrease in revenues discussed above and $10 million of higher expense for bad debt primarily due to the early termination of third party listing fee agreements. These Operating EBITDA decreases were partially offset by the $30 million decrease in registration and brand marketing fund expense discussed above and a $17 million decrease in employee and other operating costs principally due to the COVID-19 related cost savings initiatives and the discontinuation of the USAA affinity program.

Realogy Brokerage Group
Revenues decreased $345 million to $1,802 million and Operating EBITDA decreased $21 million to negative $36 million for the six months ended June 30, 2020 compared with the same period in 2019.
The revenue decrease of $345 million was primarily driven by a 16% decrease in homesale transaction volume at Realogy Brokerage Group which started in the final weeks of the first quarter due to the COVID-19 pandemic and consisted of a 14% decrease in existing homesale transactions and a 2% decrease in average homesale price.
Operating EBITDA decreased $21 million primarily due to a $345 million decrease in revenues discussed above, partially offset by:
•a $215 million decrease in commission expenses paid to independent sales agents from $1,530 million in the first half of 2019 to $1,315 million in the first half of 2020. Commission expense decreased primarily as a result of the impact of lower homesale transaction volume as discussed above, partially offset by higher agent commission costs primarily driven by retention efforts and a shift in mix as more productive, higher compensated agents completed a higher percentage of homesale transactions;
•a $70 million decrease in employee-related, occupancy costs and other operating costs due to COVID-19 related cost savings initiatives;
•a $21 million decrease in marketing expense due to lower advertising costs as a result of the COVID-19 pandemic; and
•an $18 million decrease in royalties paid to Realogy Franchise Group from $137 million in the first half of 2019 to $119 million in the same period of 2020 associated with the volume decline as described above.
Realogy Title Group
Revenues increased $23 million to $297 million and Operating EBITDA increased $50 million to $73 million for the six months ended June 30, 2020 compared with the same period in 2019.
Revenues increased $23 million primarily as a result of a $24 million increase in refinance revenue due to an increase in activity in the refinance market and a $20 million increase in underwriter revenue with unaffiliated agents, which had a $3 million net positive impact on Operating EBITDA due to the related expense increase of $17 million. These revenue increases were partially offset by a $21 million decrease in resale revenue due to a decline in purchase transactions as result of the COVID-19 pandemic.
Operating EBITDA increased $50 million primarily as a result of a $37 million increase in equity in earnings primarily related to Guaranteed Rate Affinity due to the favorable mortgage rate environment and improved margins in the venture, the $3 million net positive impact of underwriter transactions with unaffiliated agents discussed above and a $7 million decrease in employee and other operating costs due to COVID-19 related cost savings initiatives.
Discontinued Operations - Cartus Relocation
Revenues for Cartus Relocation Services decreased $31 million to $100 million from $131 million and Operating EBITDA decreased $6 million to negative $2 million from $4 million for the six months ended June 30, 2020 compared with the same period in 2019.
Revenues decreased $31 million primarily as a result of a $15 million decrease in international revenue due to lower volume and lost business, as well as a $9 million decrease in referral revenue and an $8 million decrease in other revenue, both of which were primarily driven by lower volume. Beginning in the second half of March 2020, Cartus Relocation Services experienced a decline in new initiations due to the COVID-19 pandemic which continued through the second quarter of 2020 and this trend is expected to continue in the third quarter of 2020 and potentially beyond but to a lesser extent than what we experienced in the second quarter.
Operating EBITDA decreased $6 million due to the revenue decrease discussed above, partially offset by a decrease in employee and other operating costs primarily due to COVID-19 related cost savings initiatives.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2020	December 31, 2019	Change
Total assets	$7,433	$7,543	$(110)
Total liabilities	5,808	5,447	361
Total equity	1,625	2,096	(471)
For the six months ended June 30, 2020, total assets decreased $110 million primarily due to:
•a $413 million decrease in goodwill as a result of the impairment at Realogy Brokerage Group during the first quarter of 2020;
•a $119 million decrease in assets held for sale;
•a $30 million decrease in trademarks as a result of the impairment of trademarks at Realogy Franchise Group during the first quarter of 2020;
•a $36 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $24 million net decrease in operating lease assets; and
•a $15 million decrease in property and equipment,
partially offset by:
•a $451 million increase in cash and cash equivalents due to additional borrowings under the Revolving Credit Facility;
•a $63 million increase in other current and non-current assets primarily related to an increase in our investment in Guaranteed Rate Affinity due to an increase in equity in earnings partially offset by dividends received, an increase in prepaid incentives and an increase in marketable securities due to the reinvestment of certificates of deposit at Realogy Title Group; and
•a $13 million increase in trade receivables primarily due to timing and seasonal volume.
Total liabilities increased $361 million primarily due to:
•a $598 million increase in corporate debt primarily due to a $625 million increase in borrowings under the Revolving Credit Facility which included an additional $400 million borrowed in 2020 due to COVID-19 uncertainties and the issuance of $550 million of 7.625% Senior Secured Second Lien Notes, partially offset by the redemption of all of the Company's outstanding $550 million 5.25% Senior Notes; and
•a $58 million increase in other non-current liabilities primarily due to mark-to-market adjustments on the Company's interest rate swaps, partially offset by:
•a $141 million decrease in deferred tax liabilities primarily due to the recognition of an income tax benefit of $99 million related to the goodwill impairment charge during the first quarter of 2020;
•a $125 million decrease in liabilities held for sale;
•an $18 million decrease in accrued expenses and other current liabilities; and
•a $13 million decrease in operating lease liabilities.
Total equity decreased $471 million primarily due to a net loss of $476 million for the six months ended June 30, 2020. The loss was primarily due to impairments of $454 million in the first half of 2020.
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

We are significantly encumbered by our debt obligations. As of June 30, 2020, our total debt, excluding our securitization obligations, was $4,043 million. Our liquidity position has been and is expected to continue to be negatively impacted by the interest expense on our debt obligations, which could be intensified by a significant increase in LIBOR (or any replacement rate) or ABR.
As noted under Liquidity and Capital Resources Update, our nearest debt maturity is not until early 2023 (other than amortization payments under our Term Loan B and Term Loan A Facilities) as we redeemed all of our outstanding 5.25% Senior Notes in June 2020 using the proceeds from our 7.625% Senior Secured Second Lien Notes, together with cash on hand.
At June 30, 2020, we were in compliance with the financial covenant in each of the Senior Secured Credit Agreement and the Term Loan A Agreement with a senior secured leverage of 3.29 to 1.00 (as compared to the maximum ratio then permitted of 4.75 to 1.00) with secured debt (net of readily available cash) of $2,026 million and trailing four quarters EBITDA calculated on a Pro Forma Basis (as those terms are defined in the credit agreement governing the Senior Secured Credit Facility) of $616 million.
Following our entry into the Amendments on July 24, 2020, the financial covenant contained in each of the Senior Secured Credit Agreement and Term Loan A Agreement has been eased to require that Realogy Group maintain a senior secured leverage ratio not to exceed 6.50 to 1.00 commencing with the third quarter of 2020 through and including the second quarter of 2021 and thereafter will step down on a quarterly basis to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the Amendments) on and after the second quarter of 2022.
The Amendments do not change either the commitments or pricing applicable to our Senior Secured Credit Facility (which includes our Revolving Credit Facility) or Term Loan A Facility.
The Amendments tighten certain other covenants during the period commencing on July 24, 2020 until we issue our financial results for the third quarter of 2021 and concurrently deliver an officer’s certificate to our lenders showing compliance with the quarterly financial covenant, subject to earlier termination (the “covenant period”). If Realogy Group’s senior secured leverage ratio does not exceed 5.50 to 1.00 for the fiscal quarter ending June 30, 2021, the covenant period will end at the time we deliver the compliance certificate to the lenders for such period; however, in either instance, the gradual step down in the senior secured leverage ratio, as described above, will continue to apply. The covenants revised during the covenant period include the reduction or elimination of the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments.
We also may elect to end the covenant period at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the leverage ratio will reset to the pre-Amendment level of 4.75 to 1.00 thereafter.
We believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the next twelve months.
For additional information, see below under the header "Financial Obligations—Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures".
We will continue to evaluate potential refinancing and financing transactions, subject to the Amendments during the covenant period, including refinancing certain tranches of our indebtedness and extending maturities, among other potential alternatives, such public or private placements of our common stock or preferred stock (either of which could, among other things, dilute our current stockholders and materially and adversely affect the market price of our common stock). There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. Financing may not be available to us on commercially reasonable terms, on terms that are acceptable to us, or at all. Any future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities.
Subject to the restrictions against voluntary payments of junior debt that apply to us during the covenant period under the Amendments, we may from time to time seek to repurchase our outstanding Unsecured Notes or 7.625% Senior Secured Second Lien Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
Under the Amendments, we are restricted from making certain restricted payments, including dividend payments or share repurchases during the covenant period. The covenants in the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes further restrict our ability to make dividend payments or repurchase shares in any amount until the Company's consolidated leverage ratio is below 4.00 to 1.00. See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.
In addition, we are required to pay quarterly amortization payments for the Term Loan A and Term Loan B facilities. Remaining payments for 2020 total $19 million and $5 million for the Term Loan A and Term Loan B facilities, respectively, and we expect payments for 2021 to total $51 million and $11 million for the Term Loan A and Term Loan B facilities, respectively.
If the residential real estate market or the economy as a whole does not improve or continues to weaken, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
Cash Flows
At June 30, 2020, we had $686 million of cash, cash equivalents and restricted cash, an increase of $451 million compared to the balance of $235 million at December 31, 2019. The following table summarizes our cash flows from continuing operations for the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019	Change
Cash provided by (used in) activities from continuing operations:
Operating activities	$35	$113	$(78)
Investing activities	(55)	(58)	3
Financing activities	571	70	501
For the six months ended June 30, 2020, $78 million less cash was provided by operating activities from continuing operations compared to the same period in 2019 principally due to:
•$63 million more cash used for accounts payable, accrued expenses and other liabilities;
•$63 million less cash provided by operating results; and
•$7 million more cash used for other operating activities,
partially offset by:
•$30 million more cash provided by the net change in trade receivables;
•$21 million more cash dividends received primarily from Guaranteed Rate Affinity; and
•$4 million less cash used for other assets.
For the six months ended June 30, 2020, we used $3 million less cash for investing activities from continuing operations compared to the same period in 2019 primarily due to:
•$9 million less cash used for property and equipment additions; and
•$8 million less cash used for investments in unconsolidated entities, partially offset by $14 million more cash used for other investing activities primarily due to the reinvestment of certificates of deposit.
For the six months ended June 30, 2020, $571 million of cash was provided by financing activities from continuing operations compared to $70 million of cash provided during the same period in 2019.
For the six months ended June 30, 2020, $571 million of cash provided by financing activities from continuing operations related to $625 million of additional borrowings under the Revolving Credit Facility, partially offset by:
•$19 million of quarterly amortization payments on the term loan facilities;
•$15 million of cash paid as a result of the refinancing transactions in the second quarter of 2020;

•$15 million of other financing payments primarily related to finance leases; and
•$5 million of tax payments related to net share settlement for stock-based compensation.
For the six months ended June 30, 2019, $70 million of cash provided by financing activities from continuing operations related to:
•$87 million of cash received as a result of the refinancing transactions in the first quarter of 2019; and
•$60 million of additional borrowings under the Revolving Credit Facility, partially offset by:
•$21 million of dividend payments;
•$20 million for the repurchase of our common stock;
•$15 million of quarterly amortization payments on the term loan facilities;
•$13 million of other financing payments primarily related to finance leases; and
•$6 million of tax payments related to net share settlement for stock-based compensation.
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of June 30, 2020.
Issuance of $550 million of 7.625% Senior Secured Second Lien Notes and Redemption of $550 million of 5.25% Senior Notes
In June 2020, we issued $550 million 7.625% Senior Secured Second Lien Notes due in June 2025. We used the entire net proceeds from the offering, together with cash on hand, to fund the redemption of all of our outstanding 5.25% Senior Notes due 2021, and to pay related interest, premium, fees, and expenses.
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
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility and Term Loan B) and the Term Loan A Facility (for our Term Loan A). As of June 30, 2020, we had interest rate swaps based on LIBOR with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
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
Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures
The Senior Secured Credit Agreement, Term Loan A Agreement, and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:
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
Pursuant to the Amendments to the Senior Secured Credit Agreement and Term Loan A Agreement, certain of these restrictions were tightened, including reducing (or eliminating) the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments. Under the Amendments, we are permitted during the covenant period to obtain up to $50 million of additional credit facilities on a combined basis (less any amounts previously incurred under this provision) from lenders reasonably satisfactory to the administrative agent and us, without the consent of the existing lenders under the Senior Secured Credit Agreement or Term Loan A Agreement. In addition, during the covenant period under the Amendments, our ability to issue senior secured or unsecured notes is limited to the use of financings junior to our first lien debt to refinance the Unsecured Notes or 7.625% Senior Secured Second Lien Notes.
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the Senior Secured Credit Agreement and Term Loan A Agreement require us to maintain a senior secured leverage ratio. We are further restricted under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes from making restricted payments, including our ability to issue dividends in excess of $45 million per calendar year or our ability to repurchase shares in any amount for so long as our consolidated leverage ratio is equal to or greater than 4.00 to 1.00 and then (unless that ratio falls below 3.00 to 1.00) only to the extent of available cumulative credit, as defined under those indentures.
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly. Prior to the Amendments (including at June 30, 2020), the senior secured leverage ratio could not exceed 4.75 to 1.00. Pursuant to the Amendments, the financial covenant contained in each of the Senior Secured Credit Agreement and Term Loan A Agreement has been amended to require that Realogy Group maintain a senior secured leverage ratio not to exceed 6.50 to 1.00 commencing with the third quarter of 2020 through and including the second quarter of 2021 and thereafter will step down on a quarterly basis to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the Amendments) on and after the second quarter of 2022.
The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.625% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2020.

A reconciliation of net loss attributable to Realogy Group to Operating EBITDA including discontinued operations and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended June 30, 2020 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2019	June 30, 2019	December 31, 2019	June 30, 2020	June 30, 2020
Net loss attributable to Realogy Group (a)	$(188)	$(30)	$(158)	$(476)	$(634)
Income tax (benefit) expense	(22)	1	(23)	(121)	(144)
Loss before income taxes	(210)	(29)	(181)	(597)	(778)
Depreciation and amortization	169	84	85	91	176
Interest expense, net	249	143	106	160	266
Restructuring costs, net	42	18	24	25	49
Impairments	249	3	246	454	700
Former parent legacy cost, net	1	—	1	—	1
(Gain) loss on the early extinguishment of debt	(5)	5	(10)	8	(2)
Income statement impact of discontinued operations	95	17	78	66	144
Operating EBITDA including discontinued operations (b)	590	241	349	207	556
Bank covenant adjustments:
Operating EBITDA for discontinued operations (c)					(22)
Pro forma effect of business optimization initiatives (d)					44
Non-cash charges (e)					29
Pro forma effect of acquisitions and new franchisees (f)					6
Costs expensed related to the disposition					3
EBITDA as defined by the Senior Secured Credit Agreement					$616
Total senior secured net debt (g)					$2,026
Senior secured leverage ratio					3.29	x
_______________
(a)Net loss attributable to Realogy consists of: (i) loss of $113 million for the third quarter of 2019, (ii) loss of $45 million for the fourth quarter of 2019, (iii) loss of $462 million for the first quarter of 2020 and (iv) loss of $14 million for the second quarter of 2020.
(b)Consists of Operating EBITDA including discontinued operations of: (i) $223 million for the third quarter of 2019, (ii) $126 million for the fourth quarter of 2019, (iii) $32 million for the first quarter of 2020 and (iv) $175 million for the second quarter of 2020.
(c)Represents the Operating EBITDA for Cartus Relocation. If the Operating EBITDA of Cartus Relocation were to be included in EBITDA as defined by the Senior Secured Credit Agreement, the Senior Secured Leverage Ratio would improve to 3.18x from 3.29x.
(d)Represents the four-quarter pro forma effect of business optimization initiatives.
(e)Represents the elimination of non-cash expenses including $24 million of stock-based compensation expense and $5 million for the change in the allowance for doubtful accounts and notes reserves for the four-quarter period ended June 30, 2020.
(f)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on July 1, 2019. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2019.
(g)Represents total borrowings under the Senior Secured Credit Facility (including the Revolving Credit Facility and Term Loan B Facility) and Term Loan A Facility and borrowings secured by a first priority lien on our assets of $2,571 million plus $34 million of finance lease obligations less $579 million of readily available cash as of June 30, 2020. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations, 7.625% Senior Secured Second Lien Notes or unsecured indebtedness, including the Unsecured Notes.

Consolidated Leverage Ratio applicable to our 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt by the trailing four quarter EBITDA. EBITDA, as defined in the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indenture is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
The consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes for the four-quarter period ended June 30, 2020 is set forth in the following table:

	As of June 30, 2020
Revolver	$815
Term Loan A	703
Term Loan B	1,053
7.625% Senior Secured Second Lien Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
Finance lease obligations	34
Corporate Debt (excluding securitizations)	4,112
Less: Cash and cash equivalents	686
Net debt under the indenture governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	$3,426

EBITDA as defined under the indenture governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes (a)	$616

Consolidated leverage ratio under the indenture governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	5.6	x
_______________
(a)As set forth in the immediately preceding table, for the four-quarter period ended June 30, 2020, EBITDA, as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility", "—Term Loan A Facility", "—Unsecured Notes" and "— Senior Secured Second Lien Notes", to the Condensed Consolidated Financial Statements for additional information.
At June 30, 2020 the amount of the Company's cumulative credit under the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes was approximately $129 million. Under the terms of the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, the Company may utilize its cumulative credit to make restricted payments when the Company's consolidated leverage ratio is less than 4.00 to 1.00, provided that any such restricted payments will reduce the amount of cumulative credit available for future restricted payments. The Company made approximately $21 million in dividend payments in 2019 after the issuance of the 9.375% Senior Notes (but prior to the issuance of the 7.625% Senior Secured Second Lien Notes) and accordingly at June 30, 2020, the cumulative credit basket available for restricted payments was approximately $108 million under the indenture governing the 9.375% Senior Notes and approximately $129 million under the indenture governing 7.625% Senior Secured Second Lien Notes. However, neither of these baskets may generally be utilized until the Company's consolidated leverage ratio is less than 4.0 to 1.0. In any event, during the covenant period under the Amendments to the Senior Secured Credit Facility and Term Loan A Facility, the Company is generally restricted from making restricted payments.
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
Contractual Obligations
Other than the Company's debt transactions which occurred during the second quarter of 2020, resulting in the issuance of $550 million of 7.625% Senior Secured Second Lien Notes due 2025 and the redemption of $550 million of 5.25% Senior Notes due 2021, and the Company's draw on the Revolving Credit Facility during the first quarter of 2020 as described in Note 5, "Short and Long-Term Debt", included elsewhere in this Quarterly Report, the Company's future contractual obligations as of June 30, 2020 have not changed materially from the amounts reported in our 2019 Form 10-K.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2020, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical change (increase and decrease) in interest rates.
At June 30, 2020, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $2,571 million.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at June 30, 2020 was 2.65%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2020 senior secured leverage ratio, the LIBOR margin was 2.25%. At June 30, 2020, the one-month LIBOR rate was 0.16%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $4 million impact on our annual interest expense.
As of June 30, 2020, we had interest rate swaps with a notional value of $1,600 million to manage a portion of our exposure to changes in interest rates associated with our $2,571 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date		Expiration Date
$600	August 2015		August 2020	(a)
$450	November 2017		November 2022
$400	August 2020	(a)	August 2025
$150	November 2022		November 2027
_______________
(a)Interest rate swaps with a notional value of $600 million expire on August 7, 2020, and interest rate swaps with a notional value of $400 million commence on August 14, 2020.
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $99 million for the fair value of the interest rate swaps at June 30, 2020.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $10 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.

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
Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2020 and for the three and six-month periods ended June 30, 2020 and 2019 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated August 6, 2020, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
For example, there is active worker classification litigation in several jurisdictions against a variety of industries—including residential real estate brokerages in multiple states, including California and New Jersey—where the plaintiffs seek to reclassify independent contractors as employees or to challenge the use of federal and state minimum wage and overtime exemptions. This type of litigation has been particularly prolific in California since the California Supreme Court adopted a worker classification test in the second quarter of 2018 that is significantly more restrictive than those historically used in wage and hour cases. In September 2019, this judicial worker classification test was codified into California statutory law, but the adopted legislation also provides an alternate worker classification test applicable to real estate professionals that is less restrictive than the judicial test.
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
The COVID-19 crisis has resulted in homesale transaction declines in the residential real estate industry and our business and continuation of the crisis could have a material adverse effect on our profitability, financial condition and results of operations.
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
Net revenues decreased $457 million or 27% for the three months ended June 30, 2020 compared with the three months ended June 30, 2019 driven by lower homesale transaction volume at both Realogy Franchise and Brokerage Groups primarily due to the impact of the COVID-19 pandemic. Material revenue declines relating to this crisis may have a material adverse effect on our profitability, financial condition and results of operations, notwithstanding the mitigation actions we have taken to date or may take in the future. In addition, we may determine that additional cost-saving initiatives, which may be material, are required and such additional mitigation actions may negatively impact our operations.
The duration and severity of the impact of the pandemic (and the corresponding economic and other consequences stemming from the pandemic) on our business and financial results will depend largely on future developments, which we are unable to accurately predict, including the extent and duration of the spread of the COVID-19 outbreak; the extent of related governmental regulation; the extent of related government financial support, including for franchisees, independent sales agents and corporations; evolving societal reactions to the pandemic; the duration and severity of the negative impact on the U.S. economy (including continued economic contraction) as well as capital, credit and financial markets (including with respect to increasing down payment requirements from mortgage lenders or other tighter mortgage standards or a reduction in the availability of mortgage financing as well as with respect to consumer, business and governmental credit defaults); the materiality of increases in mortgage delinquencies or foreclosure rates; the magnitude and duration of unemployment rates and adverse impact to wage growth; the related impact on consumer confidence and spending; and the magnitude of the financial and operational consequences to our franchisees, all of which are highly uncertain.
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
Realogy Franchise Group is dependent upon the operational and financial success of current franchisees and our ability to grow our base of franchisees (without reducing contractual royalty rates or increasing the amount and prevalence of sales incentives). Affiliated franchisees have experienced, and are expected to continue to experience, similar adverse financial effects from the COVID-19 crisis as those affecting the Company and may seek reduced contractual royalty rates, increased sales incentives or other concessions at an increased level. During the crisis, eligible franchisees and independent sales agents may have benefited from certain federal and/or state programs meant to assist businesses and individuals navigate COVID-related financial challenges. Any termination or substantial curtailment of benefits under such programs could adversely effect their businesses. Our royalty revenues and profitability will decline if the financial results of our franchisees continue to worsen, if our franchisees become unable or unwilling to pay franchise fees, or we experience a material decline in our ability to enter into franchise agreements with new franchisees. In addition, the COVID-19 crisis could contribute to an acceleration in the consolidation of our top 250 franchisees, which could result in increased volume incentives and other incentives earned by such franchisees, both of which directly impact our royalty revenue. Any of the foregoing could have a material adverse effect on our revenues and profitability. Further, we may have to increase our bad debt and note reserves and terminate franchisees due to non-payment.
The COVID-19 crisis has amplified and is expected to continue to amplify risks related to our geographic and high-end market concentration.
Our company owned brokerage operations have experienced and may continue to experience even greater adverse financial consequences due to the ongoing COVID-19 crisis as a result of the significant concentration for this business in transactions at the higher end of the market and in certain geographies, including California, the New York metropolitan area and Florida, which could materially adversely affect our revenues and profitability.
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
The COVID-19 crisis has amplified and is expected to continue to amplify the foregoing risks and factors, which may continue to have an adverse effect on the growth and profitability of Cartus Relocation Services.
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
Given the increase in the discount rate and lower projected 2020 financial results in the first quarter of 2020 impairment analysis, the estimated excess fair value over carrying value for Realogy Franchise Group and Realogy Title Group was reduced to 7% and 5%, respectively. As a result, there is additional risk of an impairment.
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
Under the Senior Secured Credit and Term Loan A Agreements, we are required to comply with financial, affirmative and negative covenants, including compliance with a senior secured leverage ratio, as defined in such agreements. A material decline in our ability to generate EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement governing the Senior Secured Credit Facility, as a result of the ongoing COVID-19 crisis or otherwise, could result in our failure to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility (including the Revolving Credit Facility) and Term Loan A Facility, which would result in an event of default if we fail to remedy or avoid a default as permitted under the applicable debt arrangement.
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
As discussed elsewhere in this Quarterly Report, in July 2020, we entered into the Amendments to the Senior Secured Credit and Term Loan A Agreements, which will temporarily ease the required senior secured leverage ratio, but also tighten certain other covenants during the covenant period, including reducing (or eliminating) the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments. As a result, during the covenant period, we are further limited in the manner in which we conduct our business and we may be unable to engage in certain favorable business activities or finance future operations or capital needs, which could have an adverse effect on our business, financial condition and results of operations.
We may be unable to continue to securitize certain of the relocation assets of Cartus Relocation Services, which may adversely impact our liquidity.
At June 30, 2020, $113 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of Cartus Relocation Services under two lending facilities. We have provided a performance guaranty which guarantees the obligations of our Cartus subsidiary and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities and disruptions in the securitization markets, including in connection with the COVID-19 crisis, may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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
Item 5. Other Information.
On August 5, 2020, Realogy Group, an indirect subsidiary of Realogy Holdings, and certain of its subsidiaries amended and extended the existing Apple Ridge Funding LLC securitization program utilized by Realogy Group's relocation services subsidiary, Cartus Corporation (“Cartus”). The amendment and extension was effected pursuant to the Fifteenth Omnibus Amendment dated as of August 5, 2020, by and among Cartus, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC (the “Issuer”), Realogy Group, U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, and transfer agent and registrar, the managing agents party to the Note Purchase Agreement (as defined below) and Crédit Agricole Corporate and Investment Bank (“CA-CIB”), as administrative agent (the “Omnibus Amendment”). The managing agents that are parties to the Note Purchase Agreement and the Omnibus Amendment are CA-CIB, The Bank of Nova Scotia, and Barclays Bank PLC.
The Omnibus Amendment, among other things, amends the Note Purchase Agreement dated as of December 14, 2011, as amended (the “Note Purchase Agreement”), by and among the Issuer, Cartus, the managing agents, committed purchasers and conduit purchasers named therein, and CA-CIB, as administrative agent, to extend the securitization program until June 4, 2021, subject to extension for an additional period of 364 days.
The parties to the Omnibus Amendment and their respective affiliates have performed and may in the future perform, various commercial banking, investment banking and other financial advisory services for Realogy Holdings and its subsidiaries for which they have received, and will receive, customary fees and expenses.
* * *

On August 4, 2020, the Compensation Committee of the Board of Directors (the “Committee”) of the Company took the following actions intended to drive performance and motivate and retain our senior leadership team, which we call our Executive Committee, including Ms. Simonelli, Mr. Peyton, Ms. Helmkamp and Ms. Wasser. No new cash-based awards were granted to Mr. Schneider, our President and Chief Executive Officer.
In making its determinations, the Committee took into account the 71% to 66% decline in aggregate realizable value of outstanding performance share unit awards held by the Company’s named executive officers who are members of the Executive Committee as compared to the original grant date fair value of those awards, based on the Company’s payout expectations as of June 30, 2020 and our stock price on August 4, 2020.
Amendment to 2019 and 2020 Performance Share Units. The Committee approved amendments to certain awards tied to a cumulative free cash flow metric, including performance share unit awards granted to its executive officers in 2019 and 2020 (the “CFCF PSUs”). The amendments seek to mitigate the business disruptions and related impacts of COVID-19 by eliminating fiscal year 2020 as well as the impact of CARES Act-related deferrals from the performance level required to be achieved in order to earn a portion of the award.
Based on the Company’s expectations as of June 30, 2020, no payout was expected under the 2019 CFCF PSUs and below target payout was expected under the 2020 CFCF PSUs prior to amendment. We estimate that under the revised terms of the grants and the Company’s expectations as of June 30, 2020, the 2019 CFCF PSU awards would pay out below the target level, but above the threshold level, and the 2020 CFCF PSU awards would pay out at the target level.
No change was made to the 2018 CFCF PSU award or any of the outstanding performance share unit awards that are tied to relative total stockholder return (“RTSR PSUs”), all of which were tracking to result in no payout based on the Company’s expectations through June 30, 2020 (other than the 2020 RSTR PSUs, which were tracking to payout below target level).
Performance and Retention Award (Excluding the CEO). The Committee granted a cash-based performance incentive and retention award (the “Performance Award”) under the Company’s 2018 Long-Term Incentive Plan to Executive Committee members, other than Mr. Schneider. In granting the award, the Committee took into consideration the significant decreases in realizable value to our executives, including the impact of the COVID-19 crisis on compensation and the voluntary temporary salary reductions agreed to at the onset of the crisis, as well as the competitive landscape for executive talent and the potential business disruption likely to be caused by unplanned attrition.
The performance component of the Performance Award will be earned if our market share (as measured by our transaction volume for existing home sale transactions) as of September 30, 2022 exceeds market share as of September 30, 2020 (the “Performance Period”) and would be equal to the executive officer’s base salary, without taking into consideration any voluntary temporary reductions agreed to in connection with the COVID-19 crisis (“Base Salary”). No amounts will be earned if the performance metric is not satisfied.
Each participant generally must remain employed with the Company throughout the Performance Period in order to be eligible to receive a payout of the performance component of the Performance Award. If a participant’s employment is terminated without cause or due to his or her death, disability, or retirement during the Performance Period, such participant will be eligible to receive a pro-rata amount of the performance portion of his or her Performance Award based on actual performance.
In order to be eligible to receive a payout of the retention portion of the Performance Award, equal to the participant’s Base Salary, a participant must remain employed with the Company from September 30, 2020 through September 30, 2021, unless terminated in connection with a change in control, in which case the participant would be entitled to a pro-rata payment. Any retention portion payable to a participant will be reduced by any other cash retention payments made to that participant in the same calendar year.
Our Clawback Policy will apply to both the performance and retention portions of the Performance Award, which will allow our Board of Directors to recoup incentive compensation in the event of a material restatement or adjustment of our financial statements, misconduct, or breach of the participant’s restrictive covenants with the Company, including those related to non-competition and non-solicitation.
The description of the Performance Award set forth above is qualified in its entirety by reference to the form of Performance Award filed as Exhibit 10.9 to this Quarterly Report and incorporated by reference herein.

Item 6. Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 6, 2020
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: August 6, 2020
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit  Description
4.1   Indenture, dated as of June 16, 2020, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Intermediate Holdings LLC, Realogy Holdings Corp., the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, governing the 7.625% Senior Secured Second Lien Notes due 2025 (incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 17, 2020).
10.1   First Lien / Second Lien Intercreditor Agreement, dated as of June 16, 2020, among Realogy Group LLC, the other Grantors (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative (as defined therein), The Bank of New York, Mellon Trust Company, N.A., as the Initial Second Lien Priority Representative (as defined therein), and the additional authorized representatives from time to time party thereto (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 17, 2020).
10.2   Collateral Agreement, dated as of June 16, 2020, among Realogy Intermediate Holdings Corp., Realogy Group LLC, each other Grantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 17, 2020).
10.3*  Supplemental Indenture No. 5 dated as of June 11, 2020 to the 4.875% Senior Note Indenture.
10.4*  Supplemental Indenture No. 1 dated as of June 11, 2020 to the 9.375% Senior Note Indenture.
10.5  Fourteenth Omnibus Amendment and Payoff and Reallocation Agreement, dated as of June 4, 2020, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, Crédit Agricole Corporate and Investment Bank and the committed and conduit purchasers named therein (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 5, 2020).
10.6*   Fifteenth Omnibus Amendment, dated as of August 5, 2020, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank.
10.7  Ninth Amendment, dated as of July 24, 2020, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on July 30, 2020).
10.8   Third Amendment, dated as of July 24, 2020, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on July 30, 2020).
10.9*  Form of Performance and Retention Award.
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
32.2*  Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101   The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104  Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
* Filed herewith.