Form 10-Q
period 2020-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2020-11-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 115,456,844 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of November 3, 2020.
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
The following include some, but not all, of the factors that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements. Additionally, many of these risks and uncertainties are currently amplified by and will continue to be amplified by, or in the future may be amplified by, the coronavirus disease (COVID-19) pandemic:
•the extent, duration and severity of the spread of the COVID-19 pandemic and the economic consequences stemming from the COVID-19 crisis (including continued economic contraction and/or the failure of any recovery to be sustained) as well as related risks such as governmental regulation (including those that preclude or strictly limit showings of properties), changes in patterns of commerce or consumer activities and changes in consumer attitudes and the impact of any of the foregoing on our business, results of operations and liquidity;
•adverse developments or the absence of sustained improvement in general business, economic or political conditions or the U.S. residential real estate markets, either regionally or nationally, including but not limited to:
◦a decline in consumer confidence or spending;
◦weak capital, credit and financial markets and/or the instability of financial institutions;

◦intensifying or continued economic contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise);
◦continued low or accelerated declines in home inventory levels;
◦continuing high levels of unemployment and/or declining wages or stagnant wage growth in the U.S.;
◦the economic impact of the termination and/or substantial curtailment of, or failure to extend, one or more federal and/or state monetary or fiscal programs meant to assist businesses and individuals navigate COVID-19 related financial challenges;
◦an increase in potential homebuyers with low credit ratings, inability to afford down payments, or other mortgage challenges due to disrupted earnings, including constraints on the availability of mortgage financing;
◦an increase in foreclosure activity;
◦a reduction in the affordability of housing, including in connection with rising home prices;
◦a decline or a lack of improvement in the number of homesales;
◦stagnant or declining home prices;
◦increases in mortgage rates;
◦a lack of improvement or deceleration in the building of new housing for homesales and/or irregular timing or volume of new development closings;
◦the potential negative impact of certain provisions of the Tax Cuts and Jobs Act of 2017 (the “2017 Tax Act”) on (i) home values over time in states with high property, sales and state and local income taxes and (ii) homeownership rates, in particular in light of our market concentration in high-tax states; and/or
◦geopolitical and economic instability, including uncertainty around the 2020 U.S. election;
•risks associated with our substantial indebtedness, interest obligations and the restrictions contained in our debt agreements as well as risks relating to our having to dedicate a significant portion of our cash flows from operations to service our debt and our ability to refinance or repay our indebtedness or incur additional indebtedness;
•the impact of disruption in the residential real estate brokerage industry, and on our results of operations and financial condition, as a result of actions taken by listing aggregators to monetize their concentration and market power, including, among other things, expanding into the brokerage business, diluting the relationship between agents and brokers (and between agents and the consumer), and consolidating and leveraging data;
•the impact of increased competition in the industry for clients and for the affiliation of independent sales agents and franchisees on our results of operations and market share, including competition from:
◦real estate brokerages, including those seeking to disrupt historical real estate brokerage models as well as virtual brokerages or brokerages that operate in a more virtual fashion;
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
•the loss of our largest affinity client or multiple significant relocation clients;
•changes in corporate relocation practices, including in connection with the COVID-19 crisis, resulting in fewer employee relocations, reduced relocation benefits and/or increasing competition in corporate relocation;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2019 (the "2019 Form 10-K"), particularly under the captions "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, particularly under the caption "Risk Factors". Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of September 30, 2020, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 5, 2020

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of September 30, 2020, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2020 and 2019, and of cash flows for the nine-month periods ended September 30, 2020 and 2019, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 5, 2020

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Revenues
Gross commission income	$1,458	$1,201	$3,227	$3,310
Service revenue	230	191	553	503
Franchise fees	133	108	289	290
Other	36	50	111	165
Net revenues	1,857	1,550	4,180	4,268
Expenses
Commission and other agent-related costs	1,105	875	2,420	2,405
Operating	342	343	953	1,016
Marketing	56	63	155	200
General and administrative	97	69	230	217
Former parent legacy cost, net	1	1	1	1
Restructuring costs, net	13	11	38	29
Impairments	6	240	460	243
Depreciation and amortization	43	42	134	126
Interest expense, net	48	66	208	209
(Gain) loss on the early extinguishment of debt	—	(10)	8	(5)
Total expenses	1,711	1,700	4,607	4,441
Income (loss) from continuing operations before income taxes, equity in earnings and noncontrolling interests	146	(150)	(427)	(173)
Income tax expense (benefit) from continuing operations	54	(23)	(67)	(22)
Equity in earnings of unconsolidated entities	(53)	(7)	(98)	(15)
Net income (loss) from continuing operations	145	(120)	(262)	(136)

(Loss) income from discontinued operations, net of tax	(3)	8	(17)	(5)
Estimated loss on the sale of discontinued operations, net of tax	(43)	—	(97)	—
Net (loss) income from discontinued operations	(46)	8	(114)	(5)

Net income (loss)	99	(112)	(376)	(141)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$98	$(113)	$(378)	$(143)

Basic earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share from continuing operations	$1.25	$(1.06)	$(2.29)	$(1.21)
Basic (loss) earnings per share from discontinued operations	(0.40)	0.07	(0.99)	(0.04)
Basic earnings (loss) per share	$0.85	$(0.99)	$(3.28)	$(1.25)
Diluted earnings (loss) per share attributable to Realogy Holdings shareholders:
Diluted earnings (loss) per share from continuing operations	$1.23	$(1.06)	$(2.29)	$(1.21)
Diluted (loss) earnings per share from discontinued operations	(0.39)	0.07	(0.99)	(0.04)
Diluted earnings (loss) per share	$0.84	$(0.99)	$(3.28)	$(1.25)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	115.4	114.3	115.2	114.2
Diluted	116.7	114.3	115.2	114.2

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income (loss)	$99	$(112)	$(376)	$(141)
Currency translation adjustment	—	(1)	(1)	(1)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	1	1	2	2
Other comprehensive income, before tax	1	—	1	1
Income tax expense related to items of other comprehensive income amounts	—	1	—	1
Other comprehensive income (loss), net of tax	1	(1)	1	—
Comprehensive income (loss)	100	(113)	(375)	(141)
Less: comprehensive income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$99	$(114)	$(377)	$(143)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2020	December 31, 2019

ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$380	$235
Trade receivables (net of allowance for doubtful accounts of $13 and $11)	109	79
Other current assets	149	147
Current assets - held for sale	583	750
Total current assets	1,221	1,211
Property and equipment, net	288	308
Operating lease assets, net	477	515
Goodwill	2,887	3,300
Trademarks	643	673
Franchise agreements, net	1,109	1,160
Other intangibles, net	69	72
Other non-current assets	354	304
Total assets	$7,048	$7,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$87	$84
Current portion of long-term debt	198	234
Current portion of operating lease liabilities	125	122
Accrued expenses and other current liabilities	439	350
Current liabilities - held for sale	297	356
Total current liabilities	1,146	1,146
Long-term debt	3,159	3,211
Long-term operating lease liabilities	441	467
Deferred income taxes	279	390
Other non-current liabilities	290	233
Total liabilities	5,315	5,447
Commitments and contingencies (Note 9)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2020 and December 31, 2019	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 115,440,569 shares issued and outstanding at September 30, 2020 and 114,355,519 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	4,856	4,842
Accumulated deficit	(3,073)	(2,695)
Accumulated other comprehensive loss	(55)	(56)
Total stockholders' equity	1,729	2,092
Noncontrolling interests	4	4
Total equity	1,733	2,096
Total liabilities and equity	$7,048	$7,543

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net loss	$(376)	$(141)
Net loss from discontinued operations	114	5
Net loss from continuing operations	(262)	(136)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	134	126
Deferred income taxes	(70)	(29)
Impairments	460	243
Amortization of deferred financing costs and debt discount	8	7
Loss (gain) on the early extinguishment of debt	8	(5)
Equity in earnings of unconsolidated entities	(98)	(15)
Stock-based compensation	18	22
Mark-to-market adjustments on derivatives	59	50
Other adjustments to net loss	—	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(30)	(17)
Other assets	13	(6)
Accounts payable, accrued expenses and other liabilities	115	14
Dividends received from unconsolidated entities	59	2
Other, net	(16)	(3)
Net cash provided by operating activities from continuing operations	398	250
Net cash provided by (used in) operating activities from discontinued operations	20	(20)
Net cash provided by operating activities	418	230
Investing Activities
Property and equipment additions	(60)	(71)
Payments for acquisitions, net of cash acquired	(1)	(1)
Investment in unconsolidated entities	(2)	(10)
Other, net	(12)	3
Net cash used in investing activities from continuing operations	(75)	(79)
Net cash used in investing activities from discontinued operations	(9)	(7)
Net cash used in investing activities	$(84)	$(86)
See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
	2020	2019
Financing Activities
Net change in Revolving Credit Facility	$(50)	$(5)
Proceeds from issuance of Senior Secured Second Lien Notes	550	—
Proceeds from issuance of Senior Notes	—	550
Redemption and repurchases of Senior Notes	(550)	(533)
Amortization payments on term loan facilities	(31)	(22)
Debt issuance costs	(14)	(9)
Cash paid for fees associated with early extinguishment of debt	(7)	(5)
Repurchase of common stock	—	(20)
Dividends paid on common stock	—	(31)
Taxes paid related to net share settlement for stock-based compensation	(5)	(6)
Payments of contingent consideration related to acquisitions	(1)	(3)
Other, net	(22)	(18)
Net cash used in financing activities from continuing operations	(130)	(102)
Net cash used in financing activities from discontinued operations	(73)	(2)
Net cash used in financing activities	(203)	(104)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	131	40
Cash, cash equivalents and restricted cash, beginning of period	266	238
Cash, cash equivalents and restricted cash, end of period	397	278
Less cash, cash equivalents and restricted cash of discontinued operations, end of period	17	25
Cash, cash equivalents and restricted cash of continuing operations, end of period	$380	$253

Supplemental Disclosure of Cash Flow Information
Interest payments for continuing operations	$128	$124
Income tax (refunds) payments for continuing operations, net	(9)	7

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of September 30, 2020 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2020 and 2019 and cash flows for the nine months ended September 30, 2020 and 2019. The Consolidated Balance Sheet at December 31, 2019 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2019.
COVID-19
A strong recovery in the residential real estate market began late in the second quarter of 2020, following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020. The Company attributes the recovery to date to a favorable mortgage rate environment, low inventory contributing to higher average homesale price, and increased demand as the quarantine restrictions in place in many states have begun to be relaxed. In addition, the Company observed growing strength in certain trends that it believes are largely driven by behavioral changes related to the COVID-19 crisis, including home buyer preferences for certain geographies, including suburban locations and attractive tax and weather destinations and second home purchases.
In mid-March 2020, the Company began taking a series of proactive cost-saving measures in reaction to the evolving COVID-19 crisis, including salary reductions, furloughs and reductions in marketing and other spending which resulted in substantial cost-savings in the second quarter of 2020 to partially offset the decline in revenues. While these temporary cost-saving measures resulted in cost savings in the second and third quarters of 2020, almost all of such measures were reversed during the third quarter of 2020 based upon the significant improvement in the volume of homesale transactions and ongoing business needs.

There remain significant uncertainties regarding the COVID-19 crisis, including the severity, duration and extent of the pandemic. The Company's business could be negatively impacted if the crisis, including adverse economic consequences of the crisis, worsen, if directives and mandates requiring businesses to again curtail or cease normal operations are reinstated, if mortgage rates rise, or if housing inventory constraints, across geographies and price point, limit homesale transaction growth. These negative impacts may be more pronounced in future periods and could have a material adverse effect on the Company's results of operations and liquidity.
See Note 3, "Goodwill and Intangible Assets", to the Condensed Consolidated Financial Statements for additional information on goodwill and intangible asset impairment charges recorded in the first quarter of 2020 due to the impact on future earnings related to the COVID-19 pandemic which qualified as a triggering event for all of the Company's reporting units as of March 31, 2020, and Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on the Company's amendments to the Senior Secured Credit Agreement and Term Loan A Agreement, pursuant to which the senior secured leverage ratio has been eased and certain other covenants have been tightened.
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
The following table summarizes fair value measurements by level at September 30, 2020 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other non-current liabilities)	—	94	—	94
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	4	4

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2019	$4
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at September 30, 2020	$4
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2020		December 31, 2019
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$140	$140	$190	$190
Term Loan B	1,050	1,003	1,058	1,048
Term Loan A Facility:
Term Loan A	694	664	717	705
7.625% Senior Secured Second Lien Notes	550	578	—	—
5.25% Senior Notes	—	—	550	557
4.875% Senior Notes	407	403	407	401
9.375% Senior Notes	550	570	550	572
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At September 30, 2020 and December 31, 2019, the Company had various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets.
The Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity") at Realogy Title Group had investment balances of $99 million and $60 million at September 30, 2020 and December 31, 2019, respectively. The Company recorded equity earnings of $51 million and $5 million related to its investment in Guaranteed Rate Affinity during the three months ended September 30, 2020 and 2019, respectively. The Company recorded equity earnings of $95 million and $12 million related to its investment in Guaranteed Rate Affinity during the nine months ended September 30, 2020 and 2019, respectively. The Company received $56 million in cash dividends from Guaranteed Rate Affinity during the nine months ended September 30, 2020 and no cash dividends during the nine months ended September 30, 2019. The Company invested $2 million of cash into Guaranteed Rate Affinity during the nine months ended September 30, 2019.

The Company's other equity method investments at Realogy Title Group had investment balances totaling $9 million at both September 30, 2020 and December 31, 2019. The Company recorded equity earnings from the operations of these equity method investments of $2 million during both the three months ended September 30, 2020 and 2019. The Company recorded equity earnings from the operations of these equity method investments of $3 million during both the nine months ended September 30, 2020 and 2019. The Company received $3 million and $2 million in cash dividends from these equity method investments during the nine months ended September 30, 2020 and 2019, respectively.
Income Taxes
The provision for income taxes was an expense of $54 million and a benefit of $23 million for the three months ended September 30, 2020 and 2019, respectively, and a benefit of $67 million and $22 million for the nine months ended September 30, 2020 and 2019, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. Interest rates swaps with a notional value of $600 million expired on August 7, 2020. As of September 30, 2020, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swap contracts	Other current and non-current liabilities	94	47
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss Recognized for Derivative Instruments	Loss Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2020	2019	2020	2019
Interest rate swap contracts	Interest expense	$—	$12	$59	$50
Restricted Cash
Restricted cash approximated $1 million at September 30, 2020 and zero at December 31, 2019.

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

	Three Months Ended September 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross commission income (a)	$—	$—	$1,458	$1,201	$—	$—	$—	$—	$1,458	$1,201
Service revenue (b)	14	24	9	2	207	165	—	—	230	191
Franchise fees (c)	227	186	—	—	—	—	(94)	(78)	133	108
Other (d)	21	30	12	19	6	5	(3)	(4)	36	50
Net revenues	$262	$240	$1,479	$1,222	$213	$170	$(97)	$(82)	$1,857	$1,550

	Nine Months Ended September 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross commission income (a)	$—	$—	$3,227	$3,310	$—	$—	$—	$—	$3,227	$3,310
Service revenue (b)	41	66	18	7	494	430	—	—	553	503
Franchise fees (c)	502	505	—	—	—	—	(213)	(215)	289	290
Other (d)	66	108	36	52	16	14	(7)	(9)	111	165
Net revenues	$609	$679	$3,281	$3,369	$510	$444	$(220)	$(224)	$4,180	$4,268
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2020	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2020
Realogy Franchise Group:
Deferred area development fees (a)	$48	$—	$(5)	$43
Deferred brand marketing fund fees (b)	13	45	(50)	8
Other deferred income related to revenue contracts	11	19	(21)	9
Total Realogy Franchise Group	72	64	(76)	60
Realogy Brokerage Group:
Advanced commissions related to development business (c)	9	6	(6)	9
Other deferred income related to revenue contracts	4	1	(2)	3
Total Realogy Brokerage Group	13	7	(8)	12
Total	$85	$71	$(84)	$72
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
Supplemental Cash Flow Information
Significant non-cash transactions during the nine months ended September 30, 2020 and 2019 included finance lease additions of $9 million and $12 million, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
Other than the Company's facility closures as described in Note 6, "Restructuring Costs," the Company's lease obligations as of September 30, 2020 have not changed materially from the amounts reported in our 2019 Form 10-K.
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
The FASB issued its new standard on Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for instruments with characteristics of liabilities and equity, including convertible debt. The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock resulting in fewer embedded conversion features being separately recognized from the host contract and the interest rate of more convertible debt instruments being closer to the coupon interest rate, as compared with current guidance. The new standard also amends the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. In addition, the standard changes the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard is effective for reporting periods beginning on or after December 15, 2021 with early adoption permitted as of January 1, 2021. The new standard requires adoption using either a full or modified retrospective approach and is not expected to have an impact on the Company's financial statements.
2.    DISCONTINUED OPERATIONS
On November 6, 2019, the Company entered into a Purchase and Sale Agreement for the acquisition of Cartus Relocation Services, the Company's global employee relocation business, by North American Van Lines, Inc. (as assignee of SIRVA Worldwide, Inc., or "SIRVA"). On August 8, 2020, the Company entered into a confidential settlement agreement with SIRVA and affiliates of Madison Dearborn Partners, LLC to mutually dismiss and release all claims related to the termination of the Purchase and Sale Agreement. Management conducted an assessment under held for sale and discontinued operations guidance in ASC 360 and ASC 205 and determined that as of September 30, 2020 held for sale and discontinued operations accounting treatment continues to be appropriate for Cartus Relocation Services.
Commencing in the fourth quarter of 2019, the Company met the requirements to report the operating results of the Cartus Relocation Services business as discontinued operations. Accordingly, the income (loss) related to Cartus Relocation Services is reported in "Net (loss) income from discontinued operations" on the Condensed Consolidated Statements of

Operations for all periods presented. In addition, the related assets and liabilities are reported as assets and liabilities held for sale on the Condensed Consolidated Balance Sheets. The cash flows related to discontinued operations have been segregated and are included in the Condensed Consolidated Statements of Cash Flows.
The following table summarizes the operating results of discontinued operations described above and reflected within "Net (loss) income from discontinued operations" in the Company’s Condensed Consolidated Statements of Operations for each of the periods presented:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net revenues	$52	$79	$152	$210
Total expenses	57	69	176	216
(Loss) income from discontinued operations	(5)	10	(24)	(6)
Estimated loss on the sale of discontinued operations (a)	(59)	—	(133)	—
Income tax (benefit) expense from discontinued operations	(18)	2	(43)	(1)
Net (loss) income from discontinued operations	$(46)	$8	$(114)	$(5)
_______________
(a)Adjustment to record assets and liabilities held for sale at the lower of carrying value or fair value less any costs to sell based on a market price that is reasonable in relation to fair value.
Assets and liabilities held for sale related to discontinued operations presented in the Condensed Consolidated Balance Sheets at September 30, 2020 and December 31, 2019 are as follows:

	September 30, 2020	December 31, 2019
Carrying amounts of the major classes of assets held for sale
Cash and cash equivalents	$13	$28
Restricted cash	4	3
Trade receivables	40	46
Relocation receivables	200	203
Other current assets	10	12
Property and equipment, net	42	36
Operating lease assets, net	21	36
Goodwill	176	176
Trademarks	76	76
Other intangibles, net	156	156
Allowance for reduction of assets held for sale (a)	(155)	(22)
Total assets classified as held for sale	$583	$750

Carrying amounts of the major classes of liabilities held for sale
Accounts payable	$45	$53
Securitization obligations	143	206
Current portion of operating lease liabilities	6	6
Accrued expenses and other current liabilities	78	62
Long-term operating lease liabilities	25	29
Total liabilities classified as held for sale	$297	$356
_______________
(a)Adjustment to record assets and liabilities held for sale at the lower of carrying value or fair value less any costs to sell based on a market price that is reasonable in relation to fair value.

Securitization Obligations
Securitization Obligations in the table above are further broken out as follows:

	September 30, 2020	December 31, 2019
Securitization Obligations:
Apple Ridge Funding LLC	$137	$195
Cartus Financing Limited	6	11
Total Securitization Obligations	$143	$206
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program. In June 2020, Realogy Group reduced the maximum borrowing capacity under the Apple Ridge Funding LLC securitization program from $250 million to $200 million and, in August 2020, extended the facility to June 2021. As of September 30, 2020, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $137 million being utilized leaving $63 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility. In August 2020, Realogy Group extended the existing Cartus Financing Limited securitization program to August 2021. As of September 30, 2020, there were $6 million of outstanding borrowings under the facilities leaving $13 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes.
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
Certain of the funds that Realogy Group received from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $193 million and $200 million of underlying relocation receivables and other related relocation assets at September 30, 2020 and December 31, 2019, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date.
Interest incurred in connection with borrowings under these facilities amounted to $1 million and $2 million for the three months ended September 30, 2020 and 2019, respectively, and $4 million and $6 million for the nine months ended September 30, 2020 and 2019, respectively. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.6% and 4.3% for the nine months ended September 30, 2020 and 2019, respectively.

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

	Weighted Average Cost of Capital		Long-term Growth Rates
	First Quarter 2020	Fourth Quarter 2019	First Quarter 2020	Fourth Quarter 2019
Realogy Franchise Group	10.0%	8.5%	2.5%	2.5%
Realogy Brokerage Group	11.0%	9.0%	2.0%	2.0%
Realogy Title Group	11.0%	9.5%	2.5%	2.5%
Given the increase in the discount rate and lower projected 2020 financial results in the first quarter 2020 impairment analysis, the estimated excess fair value over carrying value for Realogy Franchise Group and Realogy Title Group was reduced to 7% and 5%, respectively. While management believes the assumptions used in the impairment test are reasonable, a 100 basis point increase in the discount rate, holding other assumptions constant, would result in an impairment of goodwill at Realogy Franchise Group and Realogy Title Group.

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
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at December 31, 2019	$2,476	$669	$155	$3,300
Goodwill acquired	—	—	—	—
Impairment loss	—	(413)	—	(413)
Balance at September 30, 2020	$2,476	$256	$155	$2,887

Accumulated impairment losses (a)	$1,160	$808	$324	$2,292
_______________
(a)Includes impairment charges which reduced goodwill by $413 million, $237 million, $1,153 million and $489 million during the first quarter of 2020, third quarter of 2019, fourth quarter of 2008 and fourth quarter of 2007, respectively.
Intangible Assets
Intangible assets are as follows:

	As of September 30, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,019	$910	$1,109	$2,019	$859	$1,160
Indefinite life—Trademarks (b) (c)	$643		$643	$673		$673
Other Intangibles
Amortizable—License agreements (d)	$45	$13	$32	$45	$12	$33
Amortizable—Customer relationships (e)	71	58	13	71	57	14
Indefinite life—Title plant shares (f)	20		20	19		19
Amortizable—Other (g)	23	19	4	27	21	6
Total Other Intangibles	$159	$90	$69	$162	$90	$72
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

Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Franchise agreements	$17	$17	$51	$51
License agreements	1	1	1	1
Customer relationships	—	—	1	2
Other	1	2	3	4
Total	$19	$20	$56	$58
Based on the Company’s amortizable intangible assets as of September 30, 2020, the Company expects related amortization expense for the remainder of 2020, the four succeeding years and thereafter to be approximately $18 million, $72 million, $70 million, $70 million, $70 million and $858 million, respectively.
4.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2020	December 31, 2019
Accrued payroll and related employee costs	$146	$103
Accrued volume incentives	35	35
Accrued commissions	52	32
Restructuring accruals	12	11
Deferred income	37	43
Accrued interest	46	18
Current portion of finance lease liabilities	13	13
Due to former parent	19	18
Other	79	77
Total accrued expenses and other current liabilities	$439	$350

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2020	December 31, 2019
Senior Secured Credit Facility:
Revolving Credit Facility	$140	$190
Term Loan B	1,039	1,045
Term Loan A Facility:
Term Loan A	690	714
7.625% Senior Secured Second Lien Notes	540	—
5.25% Senior Notes	—	548
4.875% Senior Notes	405	405
9.375% Senior Notes	543	543
Total Short-Term & Long-Term Debt	$3,357	$3,445

Indebtedness Table
As of September 30, 2020, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$140	$ *	$140
Term Loan B	(3)	February 2025	1,050	11	1,039
Term Loan A Facility:
Term Loan A	(4)	February 2023	694	4	690
Senior Secured Second Lien Notes	7.625%	June 2025	550	10	540
Senior Notes	4.875%	June 2023	407	2	405
Senior Notes	9.375%	April 2027	550	7	543
Total			$3,391	$34	$3,357
_______________
* The debt issuance costs related to our Revolving Credit Facility are classified as a deferred financing asset within other assets.
(1)As of September 30, 2020, the $1,425 million Revolving Credit Facility had outstanding borrowings of $140 million, as well as $40 million of outstanding undrawn letters of credit. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. On November 3, 2020, the Company had no outstanding borrowings under the Revolving Credit Facility and $40 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2020 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2020.
(3)The Term Loan B provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).
(4)The Term Loan A provides for quarterly amortization payments, based on a percentage of the original principal amount of the Term Loan A, as follows: 0.625% per quarter from June 30, 2018 to March 31, 2020; 1.25% per quarter from June 30, 2020 to March 31, 2021; 1.875% per quarter from June 30, 2021 to March 31, 2022; and 2.50% per quarter for periods ending on or after June 30, 2022, with the balance of the Term Loan A due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.25% and the ABR margin was 1.25% for the three months ended September 30, 2020.
Maturities Table
As of September 30, 2020, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2020 and each of the next four years is as follows:

Year	Amount
Remaining 2020 (a)	$152
2021	62
2022	81
2023	982
2024	11
_______________
(a)Remaining 2020 includes amortization payments totaling $9 million and $3 million for the Term Loan A and Term Loan B facilities, respectively, as well as $140 million of revolver borrowings under the Revolving Credit Facility which expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $198 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments totaling $47 million and $11 million for the Term Loan A and Term Loan B facilities, respectively, and $140 million of revolver borrowings under the Revolving Credit Facility.

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
On July 24, 2020, Realogy Group entered into amendments to the Senior Secured Credit Agreement and Term Loan A Agreement (referred to collectively herein as the “Amendments”), pursuant to which Realogy Group is required to maintain a senior secured leverage ratio not to exceed 6.50 to 1.00 commencing with the third quarter of 2020 through and including the second quarter of 2021. Following the second quarter of 2021, the maximum senior secured leverage ratio permitted will then step down to 5.50 to 1.00 for the third quarter of 2021 and thereafter step down by 0.25 on a quarterly basis to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the Amendments) on and after the second quarter of 2022.
The Amendments also tighten certain other covenants during the period commencing on July 24, 2020 until the Company issues its financial results for the third quarter of 2021 and concurrently delivers an officer’s certificate to its lenders showing compliance with the quarterly financial covenant, subject to earlier termination, or the “covenant period.” If Realogy Group’s senior secured leverage ratio does not exceed 5.50 to 1.00 for the fiscal quarter ending June 30, 2021, the covenant period will end at the time the Company delivers the compliance certificate to the lenders for such period; however, in either instance, the gradual step down in the senior secured leverage ratio, as described above, will continue to apply. The covenants revised during this covenant period include the reduction or elimination of the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments. The Company also may elect to end the covenant period at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the leverage ratio will reset to the pre-Amendment level of 4.75 to 1.00 thereafter.
As of September 30, 2020, Realogy Group was required to maintain a senior secured leverage ratio not to exceed 6.50 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the securitization obligations, 7.625% Senior Secured Second Lien Notes, or our unsecured indebtedness, including the Unsecured Notes. At September 30, 2020, Realogy Group was in compliance with the senior secured leverage ratio covenant with a senior secured leverage ratio of 2.29 to 1.00. For the calculation of the senior secured leverage ratio for the third quarter of 2020, see Part I., Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility.
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
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt by the trailing four quarters EBITDA. EBITDA, as defined in the indenture governing the 9.375% Senior Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement; however, under the Senior Secured Credit Agreement and Term Loan A Agreement (but not the indentures), the Company should include net after-tax gains or losses attributable to discontinued operations (pending divestiture) from the definition of consolidated net income solely for purposes of calculating compliance with the senior secured leverage ratio. Net debt under the indenture is Realogy Group's total indebtedness less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
Gain/Loss on the Early Extinguishment of Debt
During the nine months ended September 30, 2020, the Company recorded a loss on the early extinguishment of debt of $8 million as a result of the issuance of $550 million of 7.625% Senior Secured Second Lien Notes due 2025 and the redemption of $550 million of 5.25% Senior Notes due 2021 in June 2020.
During the nine months ended September 30, 2019, the Company recorded a gain on the early extinguishment of debt of $5 million which consisted of a $10 million gain as a result of the repurchase of $93 million of its 4.875% Senior Notes during the third quarter of 2019, partially offset by a $5 million loss as a result of the refinancing transactions in the first quarter of 2019.
6.    RESTRUCTURING COSTS
Restructuring charges were $13 million and $38 million for the three and nine months ended September 30, 2020, respectively, and $11 million and $29 million for the three and nine months ended September 30, 2019, respectively. The components of the restructuring charges for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Personnel-related costs (1)	$3	$4	$10	$17
Facility-related costs (2)	10	6	28	11
Other restructuring costs (3)	—	1	—	1
Total restructuring charges (4)	$13	$11	$38	$29

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
(3)Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities which are primarily included in the Corporate and Other business segment.
(4)Restructuring charges for the three months ended September 30, 2020 relate to the Facility and Operational Efficiencies Program. Restructuring charges for the nine months ended September 30, 2020 include $36 million related to the Facility and Operational Efficiencies Program and $2 million related to the Leadership Realignment and Other Restructuring Activities Program. Restructuring charges for the three and nine months ended September 30, 2019 include $10 million and $25 million, respectively, related to the Facility and Operational Efficiencies Program and $1 million and $4 million, respectively, related to prior restructuring programs.
Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, the Company commenced the implementation of a plan to accelerate its office consolidation to reduce storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, the Company commenced a plan to transform and centralize certain aspects of the operational support and drive changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable. In the third quarter of 2019, the Company reduced headcount in connection with the wind-down of a former affinity program. In the fourth quarter of 2019, the Company expanded its operational efficiencies program to focus on workforce optimization. This workforce optimization initiative is focused on consolidating similar or overlapping roles, reducing the number of hierarchical layers and streamlining work and decision making. Furthermore, at the end of 2019, the Company expanded these strategic initiatives which have resulted in additional operational and facility related efficiencies in 2020. Additionally, the Company is evaluating its current office space needs and plans to transition to having more employees in a remote working environment as a result of opportunities identified during the COVID-19 crisis. As a result, additional facility and operational efficiencies are expected to be identified and implemented in the fourth quarter of 2020 and during 2021.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2019	$6	$5	$11
Restructuring charges (1)	10	26	36
Costs paid or otherwise settled	(14)	(19)	(33)
Balance at September 30, 2020	$2	$12	$14
_______________
(1)In addition, the Company incurred an additional $17 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the nine months ended September 30, 2020.
The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred (1)	Amount incurred to date	Total amount remaining to be incurred (1)
Personnel-related costs	$34	$31	$3
Facility-related costs	73	42	31
Other restructuring costs	1	1	—
Total	$108	$74	$34
_______________
(1)Facility-related costs include potential lease asset impairments to be incurred under the Facility and Operational Efficiencies Program.

The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Realogy Franchise Group	$5	$5	$—
Realogy Brokerage Group	84	55	29
Realogy Title Group	5	5	—
Corporate and Other	14	9	5
Total	$108	$74	$34
Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan included senior leadership realignment, an enhanced focus on technology and talent, as well as further attention to office footprint and other operational efficiencies. The activities undertaken in connection with the restructuring plan are complete. At December 31, 2019, the remaining liability was $5 million. During the nine months ended September 30, 2020, the Company incurred facility-related costs of $2 million and paid or settled costs of $4 million resulting in a remaining accrual of $3 million.
7.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2020	115.4	$1	$4,847	$(3,171)	$(56)	$4	$1,625
Net income	—	—	—	98	—	1	99
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	9	—	—	—	9
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2020	115.4	$1	$4,856	$(3,073)	$(55)	$4	$1,733

	Three Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2019	114.3	$1	$4,837	$(2,537)	$(51)	$3	$2,253
Net (loss) income	—	—	—	(113)	—	1	(112)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	10	—	—	—	10
Dividends declared ($0.09 per share)	—	—	(10)	—	—	—	(10)
Balance at September 30, 2019	114.3	$1	$4,837	$(2,650)	$(52)	$4	$2,140

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(378)	—	2	(376)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	19	—	—	—	19
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(5)	—	—	—	(5)
Dividends	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	115.4	$1	$4,856	$(3,073)	$(55)	$4	$1,733

	Nine Months Ended September 30, 2019
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2018	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net (loss) income	—	—	—	(143)	—	2	(141)
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	25	—	—	—	25
Issuance of shares for vesting of equity awards	1.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends declared ($0.27 per share)	—	—	(31)	—	—	(2)	(33)
Balance at September 30, 2019	114.3	$1	$4,837	$(2,650)	$(52)	$4	$2,140
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
The Company is restricted from repurchasing shares during the covenant period under the Amendments to the Senior Secured Credit Agreement and Term Loan A Agreement as well as pursuant to the restrictive covenants in the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes. See Note 5. "Short and Long-Term Debt—Senior Secured Credit Agreement and Term Loan A Agreement" and "—Unsecured Notes", to the Condensed Consolidated Financial Statements for additional information.
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
During the first quarter of 2020, instead of issuing stock-based compensation to certain employees, the Company issued $18 million of time-vested cash awards which vest annually over a three-year vesting period, $6 million of cash-settled long-term performance awards which are tied to cumulative free cash flow goals that will vest at the end of the three-year performance cycle based on achievement of the performance metric and $3 million of cash-settled awards based on the change in Realogy stock price that will vest at the end of the three-year performance cycle.

8.    EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings (loss) per share is computed based on net income (loss) attributable to Realogy Holdings stockholders divided by the basic weighted-average shares outstanding during the period. Dilutive earnings (loss) per share is computed consistently with the basic computation while giving effect to all dilutive potential common shares and common share equivalents that were outstanding during the period. Realogy Holdings uses the treasury stock method to reflect the potential dilutive effect of unvested stock awards and unexercised options. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2020	2019	2020	2019
Numerator:
Numerator for earnings (loss) per share—continuing operations
Net income (loss) from continuing operations	$145	$(120)	$(262)	$(136)
Less: Net income attributable to noncontrolling interests	(1)	(1)	(2)	(2)
Net income (loss) from continuing operations attributable to Realogy Holdings	$144	$(121)	$(264)	$(138)
Numerator for earnings (loss) per share—discontinued operations
Net (loss) income from discontinued operations	$(46)	$8	$(114)	$(5)
Net income (loss) attributable to Realogy Holdings shareholders	$98	$(113)	$(378)	$(143)
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	115.4	114.3	115.2	114.2
Dilutive effect of stock-based compensation (a)(b)	1.3	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	116.7	114.3	115.2	114.2
Basic earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share from continuing operations	$1.25	$(1.06)	$(2.29)	$(1.21)
Basic (loss) earnings per share from discontinued operations	(0.40)	0.07	(0.99)	(0.04)
Basic earnings (loss) per share	$0.85	$(0.99)	$(3.28)	$(1.25)
Diluted earnings (loss) per share attributable to Realogy Holdings shareholders:
Diluted earnings (loss) per share from continuing operations	$1.23	$(1.06)	$(2.29)	$(1.21)
Diluted (loss) earnings per share from discontinued operations	(0.39)	0.07	(0.99)	(0.04)
Diluted earnings (loss) per share	$0.84	$(0.99)	$(3.28)	$(1.25)
_______________
(a)The three months ended September 30, 2020 exclude 8.3 million of common stock issuable for incentive equity awards, which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
(b)The Company had a net loss from continuing operations for the nine months ended September 30, 2020 and three and nine months ended September 30, 2019 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
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
Worker Classification Litigation
Whitlach v. Premier Valley, Inc. d/b/a Century 21 M&M and Century 21 Real Estate LLC (Superior Court of California, Stanislaus County). This was filed as a putative class action complaint on December 20, 2018 by plaintiff James Whitlach against Premier Valley Inc., a Century 21 Real Estate independently-owned franchisee doing business as Century 21 M&M (“Century 21 M&M”). The complaint also names Century 21 Real Estate LLC, a wholly-owned subsidiary of the Company and the franchisor of Century 21 Real Estate (“Century 21”), as an alleged joint employer of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents of both Century 21 M&M and Century 21 in California. In February 2019, the plaintiff amended his complaint to assert claims pursuant to the California Private Attorneys General Act (“PAGA”). Following the Court's dismissal of the plaintiff's non-PAGA claims without prejudice in June 2019, the plaintiff continues to pursue his PAGA claims as a representative of purported "aggrieved employees" as defined by PAGA. As such representative, the plaintiff seeks all non-individualized relief available to the purported aggrieved employees under PAGA, as well as attorneys’ fees. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties.
Following the Court's grant of the defendants' demurrer to the plaintiff's amended complaint (with leave to replead), the plaintiff filed a second amended complaint asserting one cause of action for alleged civil penalties under PAGA in June 2020. In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. Century 21 M&M filed its demurrer to the amended complaint, to which Century 21 filed a joinder (and, in the alternative, a motion to strike certain portions of the amended complaint), on August 3, 2020. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
Real Estate Industry Litigation
Moehrl, Cole, Darnell, Nager, Ramey, Sawbill Strategic, Inc., Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/

MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). This amended putative class action complaint (the "amended Moehrl complaint"), filed on June 14, 2019, (i) consolidates the Moehrl and Sawbill litigation reported in our Form 10-Q for the period ended March 31, 2019, (ii) adds certain plaintiffs and defendants, and (iii) serves as a response to the separate motions to dismiss filed on May 17, 2019 in the prior Moehrl litigation by each of NAR and the Company (along with the other defendants named in the prior Moehrl complaint).
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. In October 2019, the Department of Justice filed a statement of interest for this matter, in their words “to correct the inaccurate portrayal, by defendant The National Association of Realtors (‘NAR’), of a 2008 consent decree between the United States and NAR.” A motion to appoint lead counsel in the case was granted on an interim basis by the Court on May 30, 2020. On October 2, 2020, the Court denied the separate motions to dismiss filed in August 2019 by each of NAR and the Company (together with the other defendants named in the amended Moehrl complaint).
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
Rubenstein, Nolan v. The National Association of Realtors, Realogy Holdings Corp., Coldwell Banker, Sotheby’s Investment Realty, and Homeservices of America, Inc. (U.S. District Court for the District of Connecticut). In this action, the plaintiffs take issue with the same NAR policies related to buyer broker compensation at issue in the Moehrl and Sitzer matters, but claim the alleged conspiracy has harmed buyers (instead of sellers) and is a federal racketeering violation (instead of a violation of federal antitrust law). On October 29, 2020, the plaintiffs filed a statement with the Court outlining the alleged racketeering violations.
Securities Litigation
Tanaskovic v. Realogy Holdings Corp., et. al. (U.S. District Court for the District of New Jersey). This is a putative class action complaint filed on July 11, 2019 by plaintiff Sasa Tanaskovic against the Company and certain of its current and former executive officers. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects. The plaintiffs seek, among other things, compensatory damages for purchasers of the Company’s common stock between February 24, 2017 through May 22, 2019, as well as attorneys’ fees and costs. Locals 302 and 612 of the International Union of Operating Engineers-Employers Construction Industry Retirement Trust (the “Retirement Trust”), was appointed lead plaintiff on November 7, 2019. Lead plaintiff filed its amended complaint on March 6, 2020. The Company filed its motion to dismiss the amended complaint on August 3, 2020, the plaintiffs filed their opposition to such motion on September 17, 2020, and the Company filed its reply on November 2, 2020.
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
* * *
Company-Initiated Litigation
Realogy Holdings Corp. v. SIRVA Worldwide, Inc., North American Van Lines, Inc., Madison Dearborn Capital Partners VII-A, L.P., Madison Dearborn Capital Partners VII-C, L.P., and Madison Dearborn Capital Partners VII Executive-A, L.P. (Court of Chancery of the State of Delaware). On August 8, 2020, the Company entered into a confidential settlement agreement with SIRVA, Inc., SIRVA Worldwide, Inc. (“SIRVA Worldwide”) and affiliates of Madison Dearborn Partners, LLC to mutually dismiss and release all claims related to the termination of the Purchase and Sale Agreement dated November 6, 2019 with North American Van Lines, Inc. (as assignee of SIRVA Worldwide) for the sale of the Company’s employee relocation services business, Cartus Corporation.
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass") alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. The Company subsequently amended its complaint (which, among other things, withdrew the count for aiding and abetting breach of contract and added a count for defamation). Beginning in September 2019, Compass filed a series of motions, which the Company opposed, including a motion to dismiss and a motion to compel arbitration with respect to certain claims involving Corcoran. In June 2020, having previously denied certain portions of Compass’ motion to dismiss, the Court denied the balance of the motion to dismiss, and denied as moot Compass’ motion to compel arbitration, granting the Company leave to amend the allegations in its complaint that relate to Corcoran’s exclusive listings in order to clarify the claims and damages sought in the action. The Company filed its amended complaint in July 2020. On September 24, 2020, Compass filed a motion to compel arbitration with respect to certain claims in the Company's amended complaint concerning or purportedly related to Corcoran and Sotheby’s International Realty, Inc.
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
The due to former parent balance was $19 million at September 30, 2020 and $18 million at December 31, 2019, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $943 million at September 30, 2020 and $475 million at December 31, 2019. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a) (b)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realogy Franchise Group	$262	$240	$609	$679
Realogy Brokerage Group	1,479	1,222	3,281	3,369
Realogy Title Group	213	170	510	444
Corporate and Other (c)	(97)	(82)	(220)	(224)
Total Company	$1,857	$1,550	$4,180	$4,268
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for the Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $97 million and $220 million for the three and nine months ended September 30, 2020, respectively, and $82 million and $224 million for the three and nine months ended September 30, 2019, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Revenues for Realogy Franchise Group include intercompany referral commissions related to Realogy Advantage Broker Network paid by Realogy Brokerage Group of $3 million and $8 million for the three and nine months ended September 30, 2020, respectively, and $6 million and $14 million for the three and nine months ended September 30, 2019, respectively. Such amounts are recorded as contra-revenues by Realogy Brokerage Group. There are no other material intersegment transactions.
(c)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Realogy Franchise Group	$196	$170	$419	$448
Realogy Brokerage Group	61	31	25	16
Realogy Title Group	95	31	168	54
Corporate and Other (a)	(43)	(26)	(94)	(75)
Total continuing operations	309	206	518	443

Less: Depreciation and amortization	43	42	134	126
Interest expense, net	48	66	208	209
Income tax expense (benefit)	54	(23)	(67)	(22)
Restructuring costs, net (b)	13	11	38	29
Impairments (c)	6	240	460	243
Former parent legacy cost (d)	1	1	1	1
(Gain) loss on the early extinguishment of debt (d)	—	(10)	8	(5)
Net income (loss) from continuing operations attributable to Realogy Holdings and Realogy Group	144	(121)	(264)	(138)
Net (loss) income from discontinued operations (e)	(46)	8	(114)	(5)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$98	$(113)	$(378)	$(143)
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended September 30, 2020 includes restructuring charges of $11 million at Realogy Brokerage Group and $2 million at Corporate and Other.
The three months ended September 30, 2019 includes restructuring charges of $2 million at Realogy Franchise Group, $8 million at Realogy Brokerage Group and $1 million at Corporate and Other.
The nine months ended September 30, 2020 includes restructuring charges of $1 million at Realogy Franchise Group, $32 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $2 million at Corporate and Other.
The nine months ended September 30, 2019 includes restructuring charges of $3 million at Realogy Franchise Group, $18 million at Realogy Brokerage Group, $2 million at Realogy Title Group and $6 million at Corporate and Other.
(c)Impairments for the three months ended September 30, 2020 relate to lease asset impairments. Impairments for the nine months ended September 30, 2020 include a goodwill impairment charge of $413 million (which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million), an impairment charge of $30 million (which reduced the carrying value of trademarks at Realogy Franchise Group) and $17 million related to lease asset impairments.
Impairments for the three and nine months ended September 30, 2019 include a goodwill impairment charge of $237 million (which reduced the net carrying value of Realogy Brokerage Group by $180 million after accounting for the related income tax benefit of $57 million). In addition, the three and nine months ended September 30, 2019 include other impairment charges primarily related to lease asset impairments of $3 million and $6 million, respectively.
(d)Former parent legacy items and (Gain) loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Includes estimated loss on the sale of discontinued operations, net of tax of $43 million and $97 million for the three and nine months ended September 30, 2020, respectively.

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
OVERVIEW
We are a global provider of real estate services and report our operations in the following three business segments:
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2020, our real estate franchise systems and proprietary brands had approximately 318,000 independent sales agents worldwide, including approximately 189,000 independent sales agents operating in the U.S. (which included approximately 52,400 company owned brokerage independent sales agents). As of September 30, 2020, our real estate franchise systems and proprietary brands had approximately 19,500 offices worldwide in 115 countries and territories, including approximately 5,800 brokerage offices in the U.S. (which included approximately 680 company owned brokerage offices). Realogy Leads Group, which consists of Company- and client- directed affinity programs, broker-to-broker referrals and the Realogy Advantage Broker Network (previously referred to as the Cartus Broker Network) was consolidated in Realogy Franchise Group beginning in the first quarter of 2020 (see Note 10, "Segment Information", to the Condensed Consolidated Financial Statements for additional information).
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 680 owned and operated brokerage offices with approximately 52,400 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S.
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
CURRENT BUSINESS AND INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during the three months ended September 30, 2020, homesale transaction volume increased 23% primarily due to a 13% increase in the homesale transactions and a 9% increase in the average homesale price. During the nine months ended September 30, 2020, according to NAR, homesale transaction volume increased 6% due to a 6% increase in the average homesale price and flat homesale transactions.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 28% during the three months ended September 30, 2020 compared to the three months ended September 30, 2019. Homesale transaction volume at Realogy Franchise Group increased 31% during such period, primarily as a result of a 17% increase in average homesale price and a 12% increase in existing homesale transactions. Homesale transaction volume at Realogy Brokerage Group increased 22% during such period, primarily as a result of an 11% increase in average homesale price and a 10% increase in existing homesale transactions.

Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 3% during the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Homesale transaction volume at Realogy Franchise Group increased 6% during such period, as a result of a 9% increase in average homesale price, partially offset by a 3% decrease in existing homesale transactions. Homesale transaction volume at Realogy Brokerage Group decreased 2% during such period, as a result of a 5% decrease in existing homesale transactions, partially offset by a 3% increase in average homesale price.
The table below shows the trend of homesale transaction volume from January to September 2020 compared to the prior year and reflects the negative impact of COVID-19 starting in the final weeks of the first quarter of 2020 and recovery late in the second quarter of 2020.

Realogy Homesale Transaction Volume
Monthly 2020 vs. 2019
50%
40%
30%
20%
10%
—%
(10)%
(20)%
(30)%
(40)%
(50)%
January
February
March
April
May
June
July
August
September
Realogy Franchise and
Brokerage Groups Combined

COVID-19 Crisis. A strong recovery in the residential real estate market began late in the second quarter of 2020, following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020. We attribute the recovery to date to a favorable mortgage rate environment, low inventory contributing to higher average homesale price, and increased demand as the quarantine restrictions in place in many states have begun to be relaxed. In addition, we have observed growing strength in certain trends that we believe are largely driven by behavioral changes related to the COVID-19 crisis, including home buyer preferences for certain geographies, including suburban locations and attractive tax and weather destinations and second home purchases.
During the second quarter of 2020, our company owned brokerages were negatively impacted by steeper declines in closed transactions in densely populated areas, such as California and the New York metropolitan area (geographies which also have an average sales price much higher than the U.S. average), as well as from lower inventory in the high-end markets, resulting in lower homesale transaction volume for company owned brokerages compared to franchised brokerages due to geographic and high-end market concentration. These geographies showed positive growth in September 2020; however, throughout the third quarter, the recovery trajectory in the New York metropolitan area continued to meaningfully lag the general residential real estate market, which continued to impact homesale transaction volume at our company-owned brokerages as compared to franchised brokerages. Although inventory across all price points continues to be constrained, limited inventory in the high-end did not materially impact results at our company owned brokerages in the third quarter of 2020. We believe that the increase in average homesale price at Realogy Franchise Group as compared to the broader market during the 2020 third quarter was primarily driven by particularly strong performance in the high-end of the market by one of our franchised brands.

In mid-March 2020, we began taking a series of proactive cost-saving measures in reaction to the evolving COVID-19 crisis, including salary reductions, furloughs and reductions in marketing and other spending which resulted in substantial cost-savings in the second quarter of 2020 to partially offset the decline in revenues. While these temporary cost-saving measures resulted in cost savings in the second and third quarters of 2020, almost all of such measures were reversed during the third quarter of 2020 based upon the significant improvement in the volume of homesale transactions and ongoing business needs.
There remain significant uncertainties regarding the COVID-19 crisis, including the severity, duration and extent of the pandemic. Our business could be negatively impacted if the crisis, including adverse economic consequences of the crisis, worsen, if directives and mandates requiring businesses to again curtail or cease normal operations are reinstated, if mortgage rates rise, or if housing inventory constraints, across geographies and price point, limit homesale transaction growth. These negative impacts may be more pronounced in future periods and could have a material adverse effect on our results of operations and liquidity.
Inventory. Continued or accelerated declines in inventory, whether attributable to the COVID-19 crisis or otherwise, may result in insufficient supply to meet any increased demand driven by the lower interest rate environment. Even before the COVID-19 crisis, low housing inventory levels had been an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 19% from 1.82 million as of September 2019 to 1.47 million as of September 2020. As a result, inventory has decreased from 4.0 months of supply in September 2019 to 2.7 months as of September 2020. These levels continue to be significantly below the 10-year average of 5.4 months, the 15-year average of 6.1 months and the 25-year average of 5.7 months. While insufficient inventory levels generally have a negative impact on homesale transaction growth, during the three months ended September 30, 2020, Realogy Franchise and Brokerage Groups saw a 12% increase in homesale transactions on a combined basis compared to September 30, 2019. We believe that during the third quarter of 2020, the intensified pace of inventory supply turnover contributed to the reported low levels of inventory, without a correlating decrease in homesale transactions. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract reduced to a median of 19 days on the market in the third quarter of 2020 from a median of 31 days on the market in the third quarter of 2019. There is significant uncertainty as to whether the pattern seen in the third quarter of 2020 of low inventory, but increased homesale transactions driven by supply turnover will continue as constraints in home inventory levels have typically had and may continue to have an adverse impact on the number of homesale transactions closed by Realogy Franchise and Brokerage Groups.
Unemployment. Following the onset of the pandemic, many companies announced reductions in work weeks and salaries, although many people have recently returned to the labor market following weeks or months of COVID-19 induced restrictions. According to the U.S. Bureau of Labor Statistics, while the U.S. unemployment rate declined to 7.9% in September 2020, easing from a high of 14.7% reached in April 2020, this jobless rate still represents a 4.4% increase compared to February 2020. If the COVID-19 pandemic continues to impact employment levels and economic activity for a substantial period, or if jobs recovery continues to slow or worsens, it could lead to an increase in loan defaults and foreclosure activity and may make it more difficult for potential home buyers to arrange financing.
Mortgage Rates. A wide variety of factors can contribute to mortgage rates, including federal interest rates, demand, consumer income, unemployment levels and foreclosure rates. Yields on the 10-year Treasury note hit all-time lows during the COVID-19 crisis and as of September 30, 2020 were 0.69% as compared to 1.68% as of September 30, 2019. In addition, the Federal Reserve Board cut the interest rate two times, dropping its benchmark interest rate to a range of 0% to 0.25% on March 15, 2020. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage lowered to an average of 2.95% for the third quarter of 2020 compared to 3.67% for the third quarter of 2019. On September 30, 2020, mortgage rates were 2.89%, according to Freddie Mac.
Our financial results are favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity and homesale transactions. For example, the Company recorded equity earnings from our mortgage origination joint venture, Guaranteed Rate Affinity, of $95 million and $12 million for the nine months ended September 30, 2020 and 2019 which represented approximately 18% of the Company's Operating EBITDA for the nine months ended September 30, 2020 (as compared to 3% of the Company's Operating EBITDA for the nine months ended September 30, 2019). Realogy Title Group also experienced a 159% increase in the number of title and closing units processed as a result of homeowners refinancing their home loans for the nine months ended September 30, 2020 as compared to the prior year period. The refinancing volume of these businesses are inherently cyclical and this level of volume may not be maintained or may meaningfully decrease with fluctuations in market conditions such as mortgage rates.

Due to the economic effects of the COVID-19 crisis, banks may tighten mortgage standards, even as rates decline, which could limit the availability of mortgage financing. In addition, many individuals and businesses have benefited and may be continuing to benefit from one or more federal and/or state monetary or fiscal programs meant to assist in the navigation of COVID-related financial challenges, and the termination or substantial curtailment of, or failure to extend, such programs could have a negative impact on their financial health. Increases in mortgage rates adversely impact housing affordability and we have been and could again be negatively impacted by a rising interest rate environment.
Affordability. The fixed housing affordability index, as reported by NAR, was consistent year-over-year at 160 for August 2019 and 159 for August 2020. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. Housing affordability may be impacted in future periods by increases in average homesale price and the low inventory environment as well as the rise in unemployment and economic challenges as a result of the COVID-19 crisis, but we are unable to estimate the extent due to the uncertainties of the COVID-19 crisis and its related impact on the U.S. economy.
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
We believe that a variety of factors in recent years have driven intensifying recruitment and retention tactics for independent sales agents in the industry and has increasingly impacted our recruitment and retention of top producing agents. Such factors include increasing competition, increasing levels of commissions paid to agents (including up-front payments and equity), changes in the spending patterns of independent sales agents (as more independent sales agents purchase services from third-parties outside of their affiliated broker), a heightening focus on leads or business opportunities generated for the independent sales agent from the brokerage, differentiation in the bundling of agent services or industry offerings (including non-traditional offerings), and the growth in independent sales agent teams.
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
Competition for productive agents is expected to continue to have a negative impact on our homesale transaction volume and to put upward pressure on the average share of commissions earned by independent sales agents and may have a negative impact on our market share. These competitive market factors also impact our franchisees and such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
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
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, many iBuying business models seek to disintermediate real estate brokers and independent sales agents from buyers and sellers of homes by reducing or eliminating brokerage commissions that may be earned on those transactions. In October 2020, we continued to evolve our agent-focused iBuying offerings through the launch of a joint venture with Home Partners of America intended to expand the geographic reach of our RealSure program, which has been available in pilot form in 10 U.S. markets. Under the RealSure Sell program, sellers with qualifying properties receive a cash offer valid for 45 days immediately upon listing, and during this time frame have the opportunity to pursue a better price by marketing their property with an affiliated independent sales agent. Sellers who are enrolled in

RealSure Sell can utilize RealSure Buy to make a more competitive offer on their next home before their current home is sold by leveraging their RealSure Sell cash offer.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions, including expanding into the brokerage business, charging significant referral fees, charging listing and display fees, diluting the relationship between agents and brokers (and between agents and the consumer), tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry and such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with our franchisees and our and our franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes. For example, one dominant listing aggregator recently announced its intention to launch a brokerage with employee sales agents in several locations to support its iBuying offering. It also announced that it expects to join local multiple listing services, known as MLSs, as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in the MLSs or MLS syndication feeds.
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

Existing Homesales
For the nine months ended September 30, 2020 compared to the same period in 2019, NAR existing homesale transactions remained flat at 4 million homes. For the nine months ended September 30, 2020, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups decreased 4% compared to the same period in 2019 due primarily to the impact of the COVID-19 crisis on second quarter homesale transaction volume, the impact of competition (including on our market share), the loss of certain franchisees and the geographic concentration of Realogy Brokerage Group.
During the three months ended September 30, 2020, NAR's existing homesale transactions increased 13% as compared to an increase in homesale transactions of 12% at Realogy Franchise Group and 10% at Realogy Brokerage Group (for an increase of 12% on a combined basis). The quarterly and annual year-over-year trends in homesale transactions are as follows:

_______________
(a)Q1, Q2 and Q3 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
(c)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to increase 9% in 2021 while Fannie Mae is forecasting existing homesale transactions to increase 1% for the same period.

Existing Homesale Price
For the nine months ended September 30, 2020 compared to the same period in 2019, NAR existing homesale average price increased 6%. For the nine months ended September 30, 2020, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 7% compared to the same period in 2019.
During the three months ended September 30, 2020, NAR's existing homesale average price increased 9% as compared to an average homesale price increase of 17% at Realogy Franchise Group and 11% at Realogy Brokerage Group (for an increase of 14% on a combined basis). We believe that the delta between Realogy Brokerage Group and Realogy Franchise Group in the 2020 third quarter was primarily driven by Realogy Brokerage Group's geographic concentration in the New York metropolitan area. We believe that the delta between Realogy Franchise Group and NAR in the 2020 third quarter was primarily driven by particularly strong performance by one of Realogy Franchise Group's brands in the high-end of the market. The quarterly and annual year-over-year trends in the price of homes are as follows:
_______________
(a)Q1, Q2 and Q3 homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)Forecasted homesale price data is for median price and is as of the most recent NAR forecast.
(c)Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are both forecasting median existing homesale price to increase 4% in 2021.

* * *
We believe that long-term demand for housing and the growth of our industry are primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, increases in U.S. household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, increases in renters that qualify as homebuyers, the inherent attributes of homeownership versus renting and the availability of inventory in the consumer's desired location and within the consumer's price range. At this time, certain of these factors are trending favorably, such as mortgage rate levels and household formation, although the COVID-19 pandemic continues to materially impact the entire industry and the global economy. Factors that may negatively affect growth in the housing industry include:
•the extent, duration and severity of the COVID-19 pandemic and the economic consequences stemming from the COVID-19 crisis, including continued economic contraction or the failure of a recovery to be sustained as well as related risks such as governmental regulation (including those that preclude or strictly limit showings of properties), changes in patterns of commerce or consumer activities and changes in consumer attitudes;
•intensifying or continuing economic contraction in the U.S. economy including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise);
•continued low or accelerated declines in home inventory levels or stagnant and/or declining home prices;
•continued high levels of unemployment and/or declining wages or stagnant wage growth in the U.S.;
•the termination or substantial curtailment of, or failure to extend, one or more federal and/or state monetary or fiscal programs meant to assist businesses and individuals navigate COVID-19 related financial challenges;
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
•an increase in foreclosure activity;
•a reduction in the affordability of homes, including in connection with rising home prices;
•increases in mortgage rates;
•certain provisions of the 2017 Tax Act that directly impact traditional incentives associated with home ownership and may reduce the financial distinction between renting and owning a home, including those that reduce the amount that certain taxpayers would be allowed to deduct for home mortgage interest or state, local and property taxes;
•state or local tax reform, such as the "mansion tax" in New York City;
•decelerated or lack of building of new housing for homesales, increased building of new rental properties, or irregular timing of new development closings leading to lower home sales at Realogy Brokerage Group, which has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments;
•geopolitical and economic instability, including uncertainty around the 2020 U.S. election;
•homeowners retaining their homes for longer periods of time;
•a decline in home ownership levels in the U.S., including as a result of changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, limits on the proclivity of home owners to purchase an alternative home due to constrained inventory, or changes in preferences to rent versus purchase a home;
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
For Realogy Brokerage Group, we also use gross commission income per side, which represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing transactions. Realogy Brokerage Group, as a franchisee of Realogy Franchise Group, pays a royalty fee of approximately 6% per transaction to Realogy Franchise Group from the commission earned on a real estate transaction. The remainder of gross commission income is split between the broker (Realogy Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement (which specifies the portion of the broker commission to be paid to the agent), which varies by agent agreement, which varies by agent.
In Realogy Title Group, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. Results are favorably impacted by the low mortgage rate environment. An increase or decrease in homesale transactions will impact the financial results of Realogy Title Group; however, their financial results are not significantly impacted by a change in homesale price.

Realogy Leads Group, which consists of Company- and client- directed affinity programs, broker-to-broker referrals and the Realogy Advantage Broker Network (previously referred to as the Cartus Broker Network) was consolidated into Realogy Franchise Group during the first quarter of 2020.
For the three months ended September 30, 2020, Cartus Relocation Services had 15,097 initiations as compared to 21,020 initiations during the same period in 2019. Cartus Relocation Services earned referral fee revenue from approximately 3,417 referrals for the three months ended September 30, 2020 as compared to 4,698 referrals during the same period of 2019. For the nine months ended September 30, 2020, Cartus Relocation Services had 60,713 initiations as compared to 80,331 initiations during the same period of 2019. Cartus Relocation Services earned referral fee revenue from approximately 9,005 referrals for the nine months ended September 30, 2020 as compared to 11,808 referrals during the same period of 2019. Cartus Relocation Services experienced a decline in new initiations attributable to the COVID-19 pandemic in the second and third quarters of 2020 and this trend is expected to continue.
The following table presents our drivers for the three and nine months ended September 30, 2020 and 2019. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020	2019	% Change		2020	2019	% Change
Realogy Franchise Group (a)
Closed homesale sides	336,737	299,937	12%		778,010	803,976	(3)%
Average homesale price	$367,095	$314,984	17%		$341,427	$312,224	9%
Average homesale broker commission rate	2.48%	2.47%	1	bps	2.48%	2.47%	1	bps
Net royalty per side	$367	$329	12%		$341	$323	6%
Realogy Brokerage Group
Closed homesale sides	101,890	92,399	10%		235,806	248,092	(5)%
Average homesale price	$563,513	$509,425	11%		$537,602	$522,050	3%
Average homesale broker commission rate	2.44%	2.41%	3	bps	2.43%	2.41%	2	bps
Gross commission income per side	$14,315	$13,000	10%		$13,685	$13,343	3%
Realogy Title Group
Purchase title and closing units	45,788	41,619	10%		106,540	111,865	(5)%
Refinance title and closing units	18,387	8,014	129%		44,834	17,295	159%
Average fee per closing unit	$2,239	$2,288	(2)%		$2,189	$2,308	(5)%
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
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above, continued concentration among our top 250 franchisees, and the impact of affiliated franchisees of our Better Homes and Gardens® Real Estate brand moving to the "capped fee model" we adopted in 2019; however, these pressures were offset by increases in homesale prices in the three and nine-month periods ended September 30, 2020.
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
Our results of operations should be read in conjunction with our other disclosures in this Item 2. including under the heading Current Business and Industry Trends.
Three Months Ended September 30, 2020 vs. Three Months Ended September 30, 2019
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2020	2019	Change
Net revenues	$1,857	$1,550	$307
Total expenses	1,711	1,700	11
Income (loss) from continuing operations before income taxes, equity in earnings and noncontrolling interests	146	(150)	296
Income tax expense (benefit)	54	(23)	77
Equity in earnings of unconsolidated entities	(53)	(7)	(46)
Net income (loss) from continuing operations	145	(120)	265
Net (loss) income from discontinued operations	(46)	8	(54)
Net income (loss)	99	(112)	211
Less: Net income attributable to noncontrolling interests	(1)	(1)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group	$98	$(113)	$211

Net revenues increased $307 million or 20% for the three months ended September 30, 2020 compared with the three months ended September 30, 2019 driven by higher homesale transaction volume at both Realogy Franchise and Brokerage Groups primarily due to a strong recovery in the residential real estate market which began late in the second quarter of 2020 following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020.
Total expenses increased $11 million or 1% for the third quarter of 2020 compared to the third quarter of 2019 primarily due to:
•a $230 million increase in commission and other sales agent-related costs primarily as a result of the impact of higher homesale transaction volume at Realogy Brokerage Group and higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of retention efforts, and business and geographic mix;
•a $27 million increase in operating and general and administrative expenses primarily due to higher employee incentive accruals, partially offset by lower employee-related, occupancy and other operating costs as a result of temporary COVID-19 related cost savings initiatives; and
•the absence of a $10 million gain on the early extinguishment of debt as a result of the repurchase of Senior Notes completed in the third quarter of 2019, partially offset by:
•lease asset impairments of $6 million during the third quarter of 2020 compared to impairments of $240 million during the third quarter of 2019 which included a goodwill impairment charge of $237 million (reducing the net carrying value of Realogy Brokerage Group by $180 million after accounting for the related income tax benefit of $57 million) and $3 million related to lease asset impairments;

•an $18 million net decrease in interest expense primarily due to a $12 million decline in expense related to mark-to-market adjustments for our interest rate swaps that resulted in no gains or losses during the third quarter of 2020 compared to losses of $12 million during the third quarter of 2019 and a decrease in interest expense due to LIBOR rate decreases; and
•a $7 million decrease in marketing expense primarily due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic.
Equity in earnings were $53 million during the third quarter of 2020 compared to earnings of $7 million during the third quarter of 2019 primarily due to an improvement in earnings of Guaranteed Rate Affinity at Realogy Title Group. Equity in earnings for Guaranteed Rate Affinity represented approximately 17% of the Company's Operating EBITDA for the third quarter of 2020, increasing by $46 million from $5 million in the third quarter of 2019 to $51 million in the third quarter of 2020 as a result of the low mortgage rate environment and improved margins in the venture. Equity in earnings for Realogy Title Group's other equity method investments remained flat at $2 million during the third quarter of 2020 and 2019.
During the third quarter of 2020, we incurred $13 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost to be approximately $108 million, with $74 million incurred to date. See Note 6, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The provision for income taxes was an expense of $54 million for the three months ended September 30, 2020 compared to a benefit of $23 million for the three months ended September 30, 2019. Our effective tax rate was 27% and 16% for the three months ended September 30, 2020 and September 30, 2019, respectively.
The following table reflects the results of each of our reportable segments during the three months ended September 30, 2020 and 2019:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group	$262	$240	$22	9%	$196	$170	$26	15%	75%	71%	4
Realogy Brokerage Group	1,479	1,222	257	21	61	31	30	97	4	3	1
Realogy Title Group	213	170	43	25	95	31	64	206	45	18	27
Corporate and Other	(97)	(82)	(15)	*	(43)	(26)	(17)	*
Total continuing operations	$1,857	$1,550	$307	20%	$309	$206	$103	50%	17%	13%	4

Less: Depreciation and amortization					43	42
Interest expense, net					48	66
Income tax expense (benefit)					54	(23)
Restructuring costs, net (b)					13	11
Impairments (c)					6	240
Former parent legacy cost, net (d)					1	1
Gain on the early extinguishment of debt (d)					—	(10)
Net income (loss) from continuing operations attributable to Realogy Holdings and Realogy Group					144	(121)
Net (loss) income from discontinued operations					(46)	8
Net income (loss) attributable to Realogy Holdings and Realogy Group					$98	$(113)
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $97 million and $82 million during the three months ended September 30, 2020 and 2019, respectively.
(b)Restructuring charges incurred for the three months ended September 30, 2020 include $11 million at Realogy Brokerage Group and $2 million at Corporate and Other. Restructuring charges incurred for the three months ended September 30, 2019 include $2 million at Realogy Franchise Group, $8 million at Realogy Brokerage Group and $1 million at Corporate and Other.
(c)Impairments for the three months ended September 30, 2020 relate to lease asset impairments. Impairments for the three months ended September 30, 2019 include a goodwill impairment charge of $237 million (which reduced the net carrying value of Realogy

Brokerage Group by $180 million after accounting for the related income tax benefit of $57 million) and $3 million related to lease asset impairments.
(d)Former parent legacy items and Gain on the early extinguishment of debt are recorded in Corporate and Other. During the third quarter of 2019, the Company repurchased $93 million of its 4.875% Senior Notes through open market purchases resulting in a gain on the early extinguishment of debt of $10 million.
As described in the aforementioned table, Operating EBITDA margin for "Total continuing operations" expressed as a percentage of revenues increased 4 percentage points to 17% for the three months ended September 30, 2020 compared to 13% for the same period in 2019. On a segment basis, Realogy Franchise Group's margin increased 4 percentage points to 75% from 71% primarily due to an increase in royalty revenues. Realogy Brokerage Group's margin increased 1 percentage point to 4% from 3% primarily due to lower operating and employee expenses primarily due to temporary COVID-19 related cost savings initiatives, partially offset by higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of retention efforts, and business and geographic mix. Realogy Title Group's margin increased 27 percentage points to 45% from 18% primarily as a result of an increase in equity in earnings of Guaranteed Rate Affinity as a result of the low mortgage rate environment and improved margins in the venture.
The Corporate and Other segment Operating EBITDA for the three months ended September 30, 2020 decreased $17 million to negative $43 million primarily due to higher employee incentive accruals.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Group's results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments increased 1 percentage point from 15% to 16% primarily due to lower operating and employee expenses primarily due to temporary COVID-19 related cost savings initiatives and an increase in royalty revenues at Realogy Franchise Group, partially offset by higher agent commission costs at Realogy Brokerage Group during the third quarter of 2020 compared to the third quarter of 2019:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group (a)	$165	$158	7	4	$99	$88	11	13	60%	56%	4
Realogy Brokerage Group (a)	1,479	1,222	257	21	158	113	45	40	11	9	2
Realogy Franchise and Brokerage Groups Combined	$1,644	$1,380	264	19	$257	$201	56	28	16%	15%	1
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $97 million and $82 million during the three months ended September 30, 2020 and 2019, respectively.
Realogy Franchise Group
Revenues increased $22 million to $262 million and Operating EBITDA increased $26 million to $196 million for the three months ended September 30, 2020 compared with the same period in 2019.
Revenues increased $22 million primarily as a result of:
•a $24 million increase in third-party domestic franchisee royalty revenue primarily due to a 31% increase in homesale transaction volume at Realogy Franchise Group which consisted of a 17% increase in average homesale price and a 12% increase in existing homesale transactions; and
•a $16 million increase in intercompany royalties received from Realogy Brokerage Group, partially offset by:
•a $10 million decrease in lead referral revenues driven by lower volume and referral transactions primarily driven by the discontinuation of the USAA affinity program which ceased new enrollments in the third quarter of 2019;
•a $5 million decrease in revenue related to the early termination of third party listing fee agreements; and
•a $2 million decrease in registration and brand marketing fund revenue, which had a related expense decrease of $5 million resulting in a $3 million net positive impact on Operating EBITDA, due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic in the third quarter of 2020 compared to the third quarter of 2019.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $94 million and $78 million during the third quarter of 2020 and 2019, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $26 million increase in Operating EBITDA was primarily due to the $22 million increase in revenues and the $5 million decrease in marketing expense discussed above, partially offset by higher employee incentive accruals.
Realogy Brokerage Group
Revenues increased $257 million to $1,479 million and Operating EBITDA increased $30 million to $61 million for the three months ended September 30, 2020 compared with the same period in 2019.
The revenue increase of $257 million was primarily driven by a 22% increase in homesale transaction volume at Realogy Brokerage Group which primarily consisted of an 11% increase in average homesale price and a 10% increase in existing homesale transactions due to a strong recovery in the residential real estate market which began in the late second quarter of 2020 following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020.
Operating EBITDA increased $30 million primarily due to:
•a $257 million increase in revenues discussed above;
•a $15 million decrease in employee-related, occupancy costs and other operating costs due primarily to temporary COVID-19 related cost savings initiatives, partially offset by higher employee incentive accruals; and
•a $4 million decrease in marketing expense due to lower advertising costs as a result of the COVID-19 pandemic, partially offset by:
•a $230 million increase in commission expenses paid to independent sales agents from $875 million in the third quarter of 2019 to $1,105 million in the third quarter of 2020. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of retention efforts, and business and geographic mix; and
•a $16 million increase in royalties paid to Realogy Franchise Group from $78 million in the third quarter of 2019 to $94 million in the third quarter of 2020 associated with the homesale transaction volume increase as described above.
Realogy Title Group
Revenues increased $43 million to $213 million and Operating EBITDA increased $64 million to $95 million for the three months ended September 30, 2020 compared with the same period in 2019.
Revenues increased $43 million primarily as a result of a $17 million increase in resale revenue due to an increase in purchase transactions, a $12 million increase in underwriter revenue with unaffiliated agents, which had a $2 million net positive impact on Operating EBITDA due to the related expense increase of $10 million, and an $11 million increase in refinance revenue due to an increase in activity in the refinance market.
Operating EBITDA increased $64 million primarily as a result of a $46 million increase in equity in earnings related to Guaranteed Rate Affinity due to the favorable mortgage rate environment and improved margins in the venture, a $17 million increase in resale revenue, an $11 million increase in refinance revenue and the $2 million net positive impact in underwriter transactions with unaffiliated agents discussed above, partially offset by a $15 million increase in employee and other operating costs due to an increase in variable costs due to higher volume and higher employee incentive accruals.
Discontinued Operations - Cartus Relocation
Revenues for Cartus Relocation Services decreased $27 million to $52 million and Operating EBITDA decreased $13 million to $4 million for the three months ended September 30, 2020 compared with the same period in 2019.

Revenues decreased $27 million primarily as a result of a $10 million decrease in international revenue, a $10 million decrease in other relocation revenue and a $7 million decrease in referral revenue, which were primarily driven by lower volume largely related to the COVID-19 pandemic. Cartus Relocation Services experienced a decline in new initiations due to the COVID-19 pandemic in the second and third quarters of 2020 and this trend is expected to continue.
Operating EBITDA decreased $13 million due to the revenue decrease discussed above, partially offset by a decrease in employee and other operating costs as a result of cost savings initiatives.
Nine Months Ended September 30, 2020 vs. Nine Months Ended September 30, 2019
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2020	2019	Change
Net revenues	$4,180	$4,268	$(88)
Total expenses	4,607	4,441	166
Loss from continuing operations before income taxes, equity in earnings and noncontrolling interests	(427)	(173)	(254)
Income tax benefit	(67)	(22)	(45)
Equity in earnings of unconsolidated entities	(98)	(15)	(83)
Net loss from continuing operations	(262)	(136)	(126)
Net loss from discontinued operations	(114)	(5)	(109)
Net loss	(376)	(141)	(235)
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net loss attributable to Realogy Holdings and Realogy Group	$(378)	$(143)	$(235)

Net revenues decreased $88 million or 2% for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 driven by lower homesale transaction volume at Realogy Brokerage Group primarily due to the COVID-19 pandemic, which resulted in a sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020 followed by a strong recovery in the residential real estate market beginning late in the second quarter of 2020.
Total expenses increased $166 million or 4% for the nine months ended September 30, 2020 compared to the same period of 2019 primarily due to:
•impairments of $460 million during the nine months ended September 30, 2020 compared to impairments of $243 million during the nine months ended September 30, 2019. The nine months ended September 30, 2020 include a goodwill impairment charge of $413 million (which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million), an impairment charge of $30 million (which reduced the carrying value of trademarks at Realogy Franchise Group) and $17 million related to lease asset impairments. The nine months ended September 30, 2019 include a goodwill impairment charge of $237 million (which reduced the net carrying value of Realogy Brokerage Group by $180 million after accounting for the related income tax benefit of $57 million) and $6 million related to lease asset impairments;
•a $15 million increase in commission and other sales agent-related costs primarily as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of retention efforts, and business and geographic mix;
•an $8 million loss on the early extinguishment of debt during the nine months ended September 30, 2020 as a result of the refinancing transactions in June 2020 compared to a $5 million net gain on the early extinguishment of debt during the nine months ended September 30, 2019 primarily due to the repurchase of Senior Notes during the third quarter of 2019; and
•a $9 million increase in restructuring costs,
partially offset by:
•a $50 million decrease in operating and general and administrative expenses primarily due to lower employee-related, occupancy and other operating costs as a result of temporary COVID-19 related cost savings initiatives, partially offset by higher employee incentive accruals; and

•a $45 million decrease in marketing expense primarily due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic during the first nine months of 2020 compared to the same period in 2019.
Interest expense was $208 million for the nine months ended September 30, 2020 and remained relatively flat compared to the same period in 2019 due to a $9 million net expense related to mark-to-market adjustments for our interest rate swaps that resulted in losses of $59 million for the nine months ended September 30, 2020 compared to losses of $50 million during the same period of 2019, offset by a decrease in interest expense due to LIBOR rate decreases.
Equity in earnings were $98 million for the nine months ended September 30, 2020 compared to earnings of $15 million during the same period of 2019 primarily due to an improvement in earnings of Guaranteed Rate Affinity at Realogy Title Group. Equity in earnings for Guaranteed Rate Affinity represented approximately 18% of the Company's Operating EBITDA for the nine months ended September 30, 2020, increasing by $83 million from $12 million during the nine months ended September 30, 2019 to $95 million during the same period of 2020 as a result of the low mortgage rate environment and improved margins in the venture. Equity in earnings for Realogy Title Group's other equity method investments remained flat at $3 million during both the nine months ended September 30, 2020 and 2019.
During the nine months ended September 30, 2020, we incurred $38 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost to be approximately $108 million, with $74 million incurred to date. See Note 6, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The provision for income taxes was a benefit of $67 million for the nine months ended September 30, 2020 compared to a benefit of $22 million for the nine months ended September 30, 2019. Our effective tax rate was 20% and 14% for the nine months ended September 30, 2020 and September 30, 2019, respectively. The effective tax rate for the nine months ended September 30, 2020 was primarily impacted by items related to the goodwill impairment charge and equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2020 and 2019:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group	$609	$679	$(70)	(10)%	$419	$448	$(29)	(6)%	69%	66%	3
Realogy Brokerage Group	3,281	3,369	(88)	(3)	25	16	9	56	1	—	1
Realogy Title Group	510	444	66	15	168	54	114	211	33	12	21
Corporate and Other	(220)	(224)	4	*	(94)	(75)	(19)	*
Total continuing operations	$4,180	$4,268	$(88)	(2)%	$518	$443	$75	17%	12%	10%	2

Less: Depreciation and amortization					134	126
Interest expense, net					208	209
Income tax benefit					(67)	(22)
Restructuring costs, net (b)					38	29
Impairments (c)					460	243
Former parent legacy cost, net (d)					1	1
Loss (gain) on the early extinguishment of debt (d)					8	(5)
Net loss from continuing operations attributable to Realogy Holdings and Realogy Group					(264)	(138)
Net loss from discontinued operations					(114)	(5)
Net loss attributable to Realogy Holdings and Realogy Group					$(378)	$(143)
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $220 million and $224 million during the nine months ended September 30, 2020 and 2019, respectively.

(b)Restructuring charges incurred for the nine months ended September 30, 2020 include $1 million at Realogy Franchise Group, $32 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $2 million at Corporate and Other. Restructuring charges incurred for the nine months ended September 30, 2019 include $3 million at Realogy Franchise Group, $18 million at Realogy Brokerage Group, $2 million at Realogy Title Group and $6 million at Corporate and Other.
(c)Impairments for the nine months ended September 30, 2020 include a goodwill impairment charge of $413 million (which reduced the net carrying value of Realogy Brokerage Group by $314 million after accounting for the related income tax benefit of $99 million), an impairment charge of $30 million (which reduced the carrying value of trademarks at Realogy Franchise Group) and $17 million related to lease asset impairments. Impairments for the nine months ended September 30, 2019 include a goodwill impairment charge of $237 million (which reduced the net carrying value of Realogy Brokerage Group by $180 million after accounting for the related income tax benefit of $57 million) and $6 million related to lease asset impairments.
(d)Former parent legacy items and Loss (gain) on the early extinguishment of debt are recorded in Corporate and Other. During the nine months ended September 30, 2019, the Company recorded a net gain on the early extinguishment of debt of $5 million which consisted of a $10 million gain as a result of the repurchase of Senior Notes completed in the third quarter of 2019, partially offset by a $5 million loss as a result of the refinancing transactions in the first quarter of 2019.
As described in the aforementioned table, Operating EBITDA margin for "Total continuing operations" expressed as a percentage of revenues increased 2 percentage points to 12% for the nine months ended September 30, 2020 compared to 10% for the same period in 2019. On a segment basis, Realogy Franchise Group's margin increased 3 percentage points to 69% from 66% primarily due to a decrease in employee and other operating costs primarily as a result of temporary COVID-19 related cost savings initiatives, partially offset by a decrease in revenue related to the early termination of third party listing fee agreements. Realogy Brokerage Group's margin increased 1 percentage point from zero to 1% primarily due to lower operating expenses primarily due to temporary COVID-19 related cost savings initiatives, partially offset by higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of retention efforts, and business and geographic mix. Realogy Title Group's margin increased 21 percentage points to 33% from 12% primarily as a result of an increase in equity in earnings due to an improvement in earnings of Guaranteed Rate Affinity as a result of the low mortgage rate environment and improved margins in the venture.
The Corporate and Other segment Operating EBITDA for the nine months ended September 30, 2020 decreased $19 million to negative $94 million primarily due to higher employee incentive accruals.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Group's results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments remained flat at 12% during both the nine months ended September 30, 2020 and 2019:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group (a)	$389	$455	(66)	(15)	$199	$224	(25)	(11)	51%	49%	2
Realogy Brokerage Group (a)	3,281	3,369	(88)	(3)	245	240	5	2	7	7	—
Realogy Franchise and Brokerage Groups Combined	$3,670	$3,824	(154)	(4)	$444	$464	(20)	(4)	12%	12%	—
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $220 million and $224 million during the nine months ended September 30, 2020 and 2019, respectively.
Realogy Franchise Group
Revenues decreased $70 million to $609 million and Operating EBITDA decreased $29 million to $419 million for the nine months ended September 30, 2020 compared with the same period in 2019.
Revenues decreased $70 million primarily as a result of:
•a $28 million decrease in registration revenue and brand marketing fund revenue (associated with the waiver of marketing fees from affiliates in response to the COVID-19 pandemic), which had a related expense decrease of $35 million resulting in a net $7 million net positive impact on Operating EBITDA, due to not holding in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic;

•a $25 million decrease in leads referral revenues driven by lower volume and referral transactions primarily driven by the discontinuation of the USAA affinity program which ceased new enrollments in the third quarter of 2019;
•an $11 million decrease in revenue related to the early termination of third party listing fee agreements; and
•a $6 million decrease in other revenue.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $213 million and $215 million during the nine months ended September 30, 2020 and 2019, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $29 million decrease in Operating EBITDA was primarily due to the $70 million decrease in revenues discussed above and $9 million of higher expense for bad debt primarily due to the early termination of third party listing fee agreements. These Operating EBITDA decreases were partially offset by the $35 million decrease in marketing expense discussed above and a $15 million decrease in employee and other operating costs principally due to temporary COVID-19 related cost savings initiatives and the discontinuation of the USAA affinity program, partially offset by higher employee incentive accruals.
Realogy Brokerage Group
Revenues decreased $88 million to $3,281 million and Operating EBITDA increased $9 million to $25 million for the nine months ended September 30, 2020 compared with the same period in 2019.
The revenue decrease of $88 million was primarily driven by a 2% decrease in homesale transaction volume at Realogy Brokerage Group primarily due to lower transaction volume in the second quarter of 2020 due to the COVID-19 pandemic and consisted of a 5% decrease in existing homesale transactions, partially offset by a 3% increase in average homesale price. There was a strong recovery in the residential real estate market which began late in the second quarter of 2020, following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020.
Operating EBITDA increased $9 million primarily due to:
•an $85 million decrease in employee-related, occupancy costs and other operating costs due to temporary COVID-19 related cost savings initiatives, partially offset by higher employee incentive accruals;
•a $25 million decrease in marketing expense due to lower advertising costs as a result of the COVID-19 pandemic; and
•a $2 million decrease in royalties paid to Realogy Franchise Group from $215 million for the nine months ended September 30, 2019 to $213 million in the same period of 2020 associated with the volume decline as described above, partially offset by:
•the $88 million decrease in revenues discussed above; and
•a $15 million increase in commission expenses paid to independent sales agents from $2,405 million for the nine months ended September 30, 2019 to $2,420 million for the nine months ended September 30, 2020. Commission expense increased primarily as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of retention efforts, and business and geographic mix, partially offset by the impact of lower homesale transaction volume as discussed above.
Realogy Title Group
Revenues increased $66 million to $510 million and Operating EBITDA increased $114 million to $168 million for the nine months ended September 30, 2020 compared with the same period in 2019.
Revenues increased $66 million primarily as a result of a $35 million increase in refinance revenue due to an increase in activity in the refinance market and a $32 million increase in underwriter revenue with unaffiliated agents, which had a $5 million net positive impact on Operating EBITDA due to the related expense increase of $27 million. These revenue increases were partially offset by a $4 million decrease in resale revenue due to a decline in purchase transactions as result of the COVID-19 pandemic.
Operating EBITDA increased $114 million primarily as a result of an $83 million increase in equity in earnings primarily related to Guaranteed Rate Affinity due to the favorable mortgage rate environment and improved margins in the venture, a $35 million increase in refinance revenue, the $5 million net positive impact of underwriter transactions with unaffiliated agents discussed above, partially offset by a $9 million increase in employee and other operating costs due to an increase in variable costs due to higher volume and higher employee incentive accruals, partially offset by temporary COVID-19 related cost savings initiatives.
Discontinued Operations - Cartus Relocation
Revenues for Cartus Relocation Services decreased $58 million to $152 million and Operating EBITDA decreased $19 million to $2 million for the nine months ended September 30, 2020 compared with the same period in 2019.
Revenues decreased $58 million primarily as a result of a $25 million decrease in international revenue, a $17 million decrease in other relocation revenue and a $15 million decrease in referral revenue, which were primarily driven by lower volume largely related to the COVID-19 pandemic. Cartus Relocation Services experienced a decline in new initiations due to the COVID-19 pandemic in the second and third quarters of 2020 and this trend is expected to continue.
Operating EBITDA decreased $19 million due to the revenue decrease discussed above, partially offset by a decrease in employee and other operating costs due to cost savings initiatives, including temporary COVID-19 related savings.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2020	December 31, 2019	Change
Total assets	$7,048	$7,543	$(495)
Total liabilities	5,315	5,447	(132)
Total equity	1,733	2,096	(363)
For the nine months ended September 30, 2020, total assets decreased $495 million primarily due to:
•a $413 million decrease in goodwill as a result of the impairment at Realogy Brokerage Group during the first quarter of 2020;
•a $167 million decrease in assets held for sale;
•a $55 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $38 million net decrease in operating lease assets;
•a $30 million decrease in trademarks as a result of the impairment of trademarks at Realogy Franchise Group during the first quarter of 2020; and
•a $20 million decrease in property and equipment,
partially offset by:
•a $145 million increase in cash and cash equivalents;
•a $52 million increase in other current and non-current assets primarily related to an increase in our investment in Guaranteed Rate Affinity due to an increase in equity in earnings partially offset by dividends received, an increase in prepaid incentives and an increase in marketable securities due to the reinvestment of certificates of deposit at Realogy Title Group; and
•a $30 million increase in trade receivables primarily due to increases in volume.
Total liabilities decreased $132 million primarily due to:
•a $111 million decrease in deferred tax liabilities primarily due to the recognition of an income tax benefit of $99 million related to the goodwill impairment charge during the first quarter of 2020;
•an $88 million decrease in corporate debt primarily due to lower borrowings under the Revolving Credit Facility and quarterly amortization payments on the term loan facilities;
•a $59 million decrease in liabilities held for sale; and
•a $23 million decrease in operating lease liabilities,
partially offset by:
•an $89 million increase in accrued expenses and other current liabilities primarily due to higher employee-related accruals and accrued interest; and

•a $57 million increase in other non-current liabilities primarily due to mark-to-market adjustments on the Company's interest rate swaps.
Total equity decreased $363 million primarily due to a net loss of $378 million, primarily due to impairments of $460 million during the nine months ended September 30, 2020, partially offset by a $14 million increase in additional paid in capital related to the Company's stock-based compensation activity for the nine months ended September 30, 2020.
Liquidity and Capital Resources
We have historically satisfied our liquidity needs with cash flows from operations and funds available under our Revolving Credit Facility and securitization facilities. Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures. We currently expect to prioritize investing in our business and reducing indebtedness. Accordingly, as of November 3, 2020, we had no outstanding borrowings under our Revolving Credit Facility, representing a reduction of $190 million as compared to the amount drawn on December 31, 2019. Additionally, we discontinued acquiring stock under our share repurchase programs in the first quarter of 2019 and discontinued our quarterly dividend in the fourth quarter of 2019.
We are significantly encumbered by our debt obligations. As of September 30, 2020, our total debt, excluding our securitization obligations, was $3,391 million compared to $3,472 million as of December 31, 2019. Our liquidity position has been and is expected to continue to be negatively impacted by the interest expense on our debt obligations, which could be intensified by a significant increase in LIBOR (or any replacement rate) or ABR.
Our nearest debt maturity is not until early 2023 (other than amortization payments under our Term Loan B and Term Loan A Facilities) as we redeemed all of our outstanding 5.25% Senior Notes in June 2020 using the proceeds from our 7.625% Senior Secured Second Lien Notes, together with cash on hand.
In July 2020, Realogy Group entered into amendments to the Senior Secured Credit Agreement and Term Loan A Agreement (referred to collectively herein as the “Amendments”), pursuant to which the senior secured leverage ratio (the financial covenant under such agreements) has been temporarily eased and certain other covenants have been temporarily tightened during the covenant period. See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.
At September 30, 2020, we were in compliance with the financial covenant in each of the Senior Secured Credit Agreement and the Term Loan A Agreement with a senior secured leverage of 2.29 to 1.00 (as compared to the maximum ratio permitted of 6.50 to 1.00) with secured debt (net of readily available cash) of $1,654 million and trailing four quarters EBITDA calculated on a Pro Forma Basis (as those terms are defined in the Senior Secured Credit Agreement) of $721 million.
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
In addition, we are required to pay quarterly amortization payments for the Term Loan A and Term Loan B facilities. Remaining payments for 2020 total $9 million and $3 million for the Term Loan A and Term Loan B facilities, respectively, and we expect payments for 2021 to total $51 million and $11 million for the Term Loan A and Term Loan B facilities, respectively.
If the recovery of the residential real estate market were to materially slow or reverse itself, if the economy as a whole does not improve or continues to weaken or if the broader real estate industry (including REITs, commercial and rental markets) were to experience a significant downtown, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
Cash Flows
At September 30, 2020, we had $380 million of cash, cash equivalents and restricted cash, an increase of $145 million compared to the balance of $235 million at December 31, 2019. The following table summarizes our cash flows from continuing operations for the nine months ended September 30, 2020 and 2019:

	Nine Months Ended September 30,
	2020	2019	Change
Cash provided by (used in) activities from continuing operations:
Operating activities	$398	$250	$148
Investing activities	(75)	(79)	4
Financing activities	(130)	(102)	(28)
For the nine months ended September 30, 2020, $148 million more cash was provided by operating activities from continuing operations compared to the same period in 2019 principally due to:
•$101 million less cash used for accounts payable, accrued expenses and other liabilities;
•$57 million more cash dividends received primarily from Guaranteed Rate Affinity; and
•$19 million less cash used for other assets,
partially offset by:
•$13 million less cash provided by the net change in trade receivables; and
•$13 million more cash used for other operating activities; and
•$3 million less cash provided by operating results.
For the nine months ended September 30, 2020, we used $4 million less cash for investing activities from continuing operations compared to the same period in 2019 primarily due to:
•$11 million less cash used for property and equipment additions; and
•$8 million less cash used for investments in unconsolidated entities, partially offset by $15 million more cash used for other investing activities primarily due to the reinvestment of certificates of deposit.
For the nine months ended September 30, 2020, $130 million of cash was used in financing activities from continuing operations compared to $102 million of cash used during the same period in 2019. For the nine months ended September 30, 2020, $130 million of cash was used as follows:
•$50 million repayment of borrowings under the Revolving Credit Facility;
•$31 million of quarterly amortization payments on the term loan facilities;

•$22 million of other financing payments primarily related to finance leases;
•$21 million of cash paid primarily as a result of the refinancing transactions in the second quarter of 2020; and
•$5 million of tax payments related to net share settlement for stock-based compensation.
For the nine months ended September 30, 2019, $102 million of cash was used in financing activities from continuing operations related to:
•$31 million of dividend payments;
•$22 million of quarterly amortization payments on the term loan facilities;
•$20 million for the repurchase of our common stock;
•$18 million of other financing payments primarily related to finance leases;
•$6 million of tax payments related to net share settlement for stock-based compensation; and
•$5 million repayment of borrowings under the Revolving Credit Facility, partially offset by $3 million of net cash received as a result of the refinancing transactions in 2019.
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of September 30, 2020.
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
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility and Term Loan B) and the Term Loan A Facility (for our Term Loan A). As of September 30, 2020, we had interest rate swaps based on LIBOR with a notional value of $1.0 billion to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly. Prior to the Amendments, the senior secured leverage ratio could not exceed 4.75 to 1.00. Pursuant to the Amendments, the financial covenant contained in each of the Senior Secured Credit Agreement and Term Loan A Agreement has been amended to require that Realogy Group maintain a senior secured leverage ratio not to exceed 6.50 to 1.00 commencing with the third quarter of 2020 through and including the second quarter of 2021 and thereafter will step down on a quarterly basis to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the Amendments) on and after the second quarter of 2022.
The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.625% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2020.

A reconciliation of net loss attributable to Realogy Group to Operating EBITDA including discontinued operations, Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended September 30, 2020 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2019	September 30, 2019	December 31, 2019	September 30, 2020	September 30, 2020
Net loss attributable to Realogy Group (a)	$(188)	$(143)	$(45)	$(378)	$(423)
Income tax benefit	(22)	(22)	—	(67)	(67)
Loss before income taxes	(210)	(165)	(45)	(445)	(490)
Depreciation and amortization	169	126	43	134	177
Interest expense, net	249	209	40	208	248
Restructuring costs, net	42	29	13	38	51
Impairments	249	243	6	460	466
Former parent legacy cost, net	1	1	—	1	1
(Gain) loss on the early extinguishment of debt	(5)	(5)	—	8	8
Adjustments attributable to discontinued operations (b)	95	26	69	116	185
Operating EBITDA including discontinued operations (c)	590	464	126	520	646
Less: Contribution to Operating EBITDA from discontinued operations (d)					9
Operating EBITDA					637
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (e)					49
Non-cash charges (f)					29
Pro forma effect of acquisitions and new franchisees (g)					6
EBITDA as defined by the Senior Secured Credit Agreement					$721
Total senior secured net debt (h)					$1,654
Senior secured leverage ratio					2.29	x
_______________
(a)Net loss attributable to Realogy consists of: (i) loss of $45 million for the fourth quarter of 2019, (ii) loss of $462 million for the first quarter of 2020, (iii) loss of $14 million for the second quarter of 2020 and (iv) income of $98 million for the third quarter of 2020.
(b)Includes depreciation and amortization, interest expense, income tax and restructuring charges related to discontinued operations. In addition, includes the adjustment to record assets and liabilities held for sale at the lower of carrying value or fair value less any costs to sell based on a market price that is reasonable in relation to fair value.
(c)Consists of Operating EBITDA including discontinued operations of: (i) $126 million for the fourth quarter of 2019, (ii) $32 million for the first quarter of 2020, (iii) $175 million for the second quarter of 2020 and (iv) $313 million for the third quarter of 2020.
(d)Pursuant to the Amendments, the definition of "Consolidated Net Income" (as defined in the Senior Secured Credit Agreement) should be adjusted for discontinued operations (pending divestiture) solely for purposes of calculating compliance with the senior secured leverage ratio. Such adjustment is not reflected in the calculation above for consistency with the presentation of Consolidated Leverage Ratio in the "Consolidated Leverage Ratio applicable to our 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes" on the next page. Had discontinued operations been included for the four-quarter period ended September 30, 2020, the senior secured leverage ratio for the four-quarter period ended September 30, 2020 would have been 2.24x.
(e)Represents the four-quarter pro forma effect of business optimization initiatives.
(f)Represents the elimination of non-cash expenses including $24 million of stock-based compensation expense, $4 million for the change in the allowance for doubtful accounts and notes reserves and $1 million of other items for the four-quarter period ended September 30, 2020.
(g)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on October 1, 2019. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2019.

(h)Represents total borrowings under the Senior Secured Credit Facility (including the Revolving Credit Facility and Term Loan B Facility) and Term Loan A Facility and borrowings secured by a first priority lien on our assets of $1,884 million plus $33 million of finance lease obligations less $263 million of readily available cash as of September 30, 2020. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations, 7.625% Senior Secured Second Lien Notes or unsecured indebtedness, including the Unsecured Notes.
Consolidated Leverage Ratio applicable to our 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt by the trailing four quarter EBITDA. EBITDA, as defined in the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement; however, the indentures do not allow for the adjustment to Consolidated Net Income (as defined in the indentures) described in footnote (d) to the table set forth above under "Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility." Net debt under the indentures is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
The consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes for the four-quarter period ended September 30, 2020 is set forth in the following table:

	As of September 30, 2020
Revolver	$140
Term Loan A	694
Term Loan B	1,050
7.625% Senior Secured Second Lien Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
Finance lease obligations	33
Corporate Debt (excluding securitizations)	3,424
Less: Cash and cash equivalents	379
Net debt under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	$3,045
EBITDA as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes (a)	$721
Consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	4.2	x
_______________
(a)As set forth in the immediately preceding table, for the four-quarter period ended September 30, 2020, EBITDA, as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
See Note 5, "Short and Long-Term Debt—Senior Secured Credit Facility and Term Loan A Facility" and "—Unsecured Notes" and "— Senior Secured Second Lien Notes", to the Condensed Consolidated Financial Statements for additional information.
At September 30, 2020 the amount of the Company's cumulative credit under the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes was approximately $172 million. Under the terms of the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, the Company may utilize its cumulative credit to make restricted payments when the Company's consolidated leverage ratio is less than 4.00 to 1.00, provided that any such restricted payments will reduce the amount of cumulative credit available for future restricted payments. The Company made approximately $21 million in dividend payments in 2019 after the issuance of the 9.375% Senior Notes (but prior to the issuance of the 7.625% Senior Secured Second Lien Notes) and accordingly at September 30, 2020, the cumulative credit basket available for restricted payments was approximately $151 million under the indenture governing the 9.375% Senior Notes and approximately $172 million under the indenture governing 7.625% Senior Secured Second Lien Notes. However, neither of these baskets may generally be utilized until the Company's consolidated leverage ratio is less than 4.0 to 1.0. In any event, during the covenant period under the Amendments to the Senior Secured Credit Facility and Term Loan A Facility, the Company is generally restricted from making restricted payments.

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
Contractual Obligations
Other than the Company's debt transactions which occurred during the second quarter of 2020, resulting in the issuance of $550 million of 7.625% Senior Secured Second Lien Notes due 2025 and the redemption of $550 million of 5.25% Senior Notes due 2021 as described in Note 5, "Short and Long-Term Debt", included elsewhere in this Quarterly Report, the Company's future contractual obligations as of September 30, 2020 have not changed materially from the amounts reported in our 2019 Form 10-K.

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
Recently Issued Accounting Pronouncements
The SEC issued its final rule on the Modernization of Regulation S-K Items 101, 103, and 105 which is intended to improve readability of disclosure documents, as well as discourage repetition and disclosure of information that is not material. The new rule amends disclosure requirements relating to the description of a company's business, legal proceedings and risk factors made in applicable registration statements and reports filed on and after November 9, 2020, including the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued FASB accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2020, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
We assess our market risk based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential impact on earnings, fair values and cash flows based on a hypothetical change (increase and decrease) in interest rates.
At September 30, 2020, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $1.9 billion.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at September 30, 2020 was 2.62%. The interest rate with respect to the Term Loan B is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2020 senior secured leverage ratio, the LIBOR margin was 2.00%. At September 30, 2020, the one-month LIBOR rate was 0.15%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $2 million impact on our annual interest expense.

As of September 30, 2020, we had interest rate swaps with a notional value of $1.0 billion to manage a portion of our exposure to changes in interest rates associated with our $1.9 billion of variable rate borrowings. Interest rates swaps with a notional value of $600 million expired on August 7, 2020. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $94 million for the fair value of the interest rate swaps at September 30, 2020.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $9 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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

Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2020 and for the three and nine-month periods ended September 30, 2020 and 2019 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 5, 2020, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
Litigation, investigations and claims against other participants in the residential real estate industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry and which may generate litigation for the Company.  Examples may include claims associated with RESPA compliance (including, but not limited to, those related to the broker-to-broker exception, marketing agreements or consumer rebates), broker fiduciary duties, multiple listing service practices, sales agent classification and federal and state fair housing laws. For example, there is active worker classification litigation in New Jersey against a competing residential real estate brokerage where the plaintiff seeks to reclassify independent sales agents as employees, from which the Company could be impacted if there is an adverse ruling. The Company also may be impacted by litigation and other claims against companies in other industries. For example, there have been several challenges to the constitutionality and enforceability of a California worker classification statute adopted in 2019 as it applies to other industries, which could potentially result in the statute being found unconstitutional and of no force - which could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in that state. Changes in current legislation, regulations or interpretations that are applicable to the residential real estate service industry may also impact the Company.
Item 1A. Risk Factors
Other than the risk factors disclosed in Part II, "Item 1A. Risk Factors" of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, which is hereby incorporated by reference into this Part II, "Item 1A. Risk Factors" of this Form 10-Q, there were no material changes to the risk factors reported in Part 1, "Item 1A. Risk Factors" in our 2019 Form 10-K.
Item 5. Other Information.
On November 3, 2020, the Compensation Committee of the Board of Directors (the “Committee”) of the Company granted a cash-based performance incentive and retention award (the “Performance Award”) under the Company’s 2018 Long-Term Incentive Plan to the Company’s Chief Executive Officer & President (the “CEO”). Performance conditions apply to 75% of the award, with the remaining portion time-based vesting. In granting the award, the Committee considered multiple factors, including Mr. Schneider’s executive management and leadership expertise, the broad scope of Mr. Schneider’s responsibilities and the critical role he plays in setting and executing the Company’s business strategy, his outstanding performance with the challenges presented during 2020, and the potential business disruption likely to be caused by a loss of his services.
The performance component of the Performance Award has two tranches, each based on market share growth (as measured by our transaction volume for existing home sale transactions). The first tranche will be earned if our market share as of September 30, 2022 exceeds market share as of September 30, 2020 and the second tranche will be earned if our market share as of September 30, 2023 exceeds market share as of September 30, 2022 (each, a “Performance Period”), with each tranche equal to $1.5 million. No amount will be earned under a tranche if the performance metric for the applicable Performance Period is not satisfied, except as stated herein.
The CEO generally must remain employed with the Company throughout the applicable Performance Period in order to be eligible to receive a payout of the performance component of the applicable Performance Award tranche. If the CEO’s employment is terminated without cause or due to his death or disability during the applicable Performance Period, he will be eligible to receive a pro-rata amount of the performance portion of his Performance Award based on actual performance.
In order to be eligible to receive a payout of the retention portion of the Performance Award in the amount of $1.0 million, the CEO generally must remain employed with the Company from the date of grant through September 30, 2021. If terminated in connection with a change in control, he would be entitled to full payout of any outstanding retention or performance component of the Performance Award.
Our Clawback Policy will apply to both the performance and retention portions of the Performance Award, which will allow our Board of Directors to recoup incentive compensation in the event of a material restatement or adjustment of our financial statements, misconduct, or breach of the CEO’s restrictive covenants with the Company, including those related to non-competition and non-solicitation.
The description of the Performance Award set forth above is qualified in its entirety by reference to the Performance Award filed as Exhibit 10.6 to this Quarterly Report and incorporated by reference herein.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: November 5, 2020
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: November 5, 2020
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description
4.1*        Supplemental Indenture No. 1 dated as of August 28, 2020 to the 7.625% Senior Secured Second Lien Notes Indenture.
10.1*         Joinder No. 1 dated as of August 28, 2020 to the First Lien / Second Lien Intercreditor Agreement, dated as of June 16, 2020, among Realogy Group LLC, the other Grantors (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative (as defined therein), The Bank of New York, Mellon Trust Company, N.A., as the Initial Second Lien Priority Representative (as defined therein), and the additional authorized representatives from time to time party thereto.
10.2*        Supplement No. 1 to the Second Lien Priority Collateral Agreement, dated as of June 16, 2020, among Realogy Intermediate Holdings Corp., Realogy Group LLC, each other Grantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent.
10.3        Fifteenth Omnibus Amendment, dated as of August 5, 2020, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.6 to the Registrants' Quarterly Report on Form 10-Q filed on August 6, 2020).
10.4        Ninth Amendment, dated as of July 24, 2020, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on July 30, 2020).
10.5         Third Amendment, dated as of July 24, 2020, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on July 30, 2020).
10.6*        Performance and Retention Award between Ryan Schneider and Realogy Holdings Corp.
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
32.2*        Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101         The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104        Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.