Form 10-K
period 2020-12-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2021-02-23
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Realogy Holdings Corp. held by non-affiliates as of the close of business on June 30, 2020 was $849 million. There were 115,496,600 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of February 19, 2021.
Realogy Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Realogy Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the Annual Meeting of Stockholders to be held May 5, 2021 are incorporated by reference into Part III of this report.
~~_______________________________________________________________________________________________________________________________________________________________________________~~

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this Annual Report on Form 10-K (this "Annual Report") and our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that important factors could affect our future results and may cause actual results to differ materially from those expressed in the forward-looking statements, including those listed directly below under “Summary of Risk Factors” and as described in more detail under "Item 1A.—Risk Factors" and those described in "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

SUMMARY OF RISK FACTORS
The following summary of risk factors is not exhaustive. We are subject to other risks discussed under "Item 1A.—Risk Factors," and that we may discuss under "Item 7.—Management's Discussions and Analysis of Financial Condition and Results of Operations," as well as risks that may be discussed in other reports filed with the SEC. As noted under "Forward-Looking Statements" above, these factors could affect our future results and may cause actual results to differ materially from those expressed in our forward-looking statements. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating our business.
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to:
◦meaningful decreases in the average broker commission rate;
◦continued or accelerated declines in inventory;
◦increases in mortgage rates; and
◦other factors that impact homesale transaction volume, including a reduction in housing affordability, a decline or lack of improvement in the number of homesales, stagnant or declining home prices, and changes in consumer preferences, including weakening in the consumer trends that benefited us in the second half of 2020;
•Likewise, we are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, which could include, but are not limited to:
◦intensifying or continued economic contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise); and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment;
•The COVID-19 crisis has in the past, and may again, amplify risks to our business and worsening economic consequences of the crisis or the reinstatement of significant limitations on normal business operations could have a material adverse effect on our profitability, liquidity, financial condition and results of operations;
•Our business and financial results may be materially and adversely impacted if we are unable to execute our business strategy and achieve growth, including if we are not successful in our efforts to:
◦recruit and retain productive independent sales agents;
◦attract and retain franchisees or renew existing franchise agreements without reducing contractual royalty rates or increasing the amount and prevalence of sales incentives;
◦alleviate or control the erosion of our share of the commission income generated by homesale transactions, which may continue to shift to affiliated independent sales agents or erode due to market factors;
◦compete for real estate services business, including homesale transactions and underwriting, title and settlement, mortgage origination, relocation and lead generation services;
◦develop or procure products, services and technology that supports our strategic initiatives;
◦realize the expected benefits from our mortgage origination joint venture or from other existing or future strategic partnerships;
◦achieve or maintain a beneficial cost structure or savings and other benefits from our cost-saving initiatives;
◦generate a meaningful number of high-quality leads for independent sales agents and franchisees; and
◦complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures or other corporate transactions;
•Our financial condition and/or results of operations may be adversely impacted by risks related to our business structure, including, but not limited to:
◦our geographic and high-end market concentration;
◦the operating results of affiliated franchisees;
◦continued consolidation among our top 250 franchisees;

◦a meaningful number of affiliated franchises may not renew their franchise agreements with us;
◦the negligence or intentional actions of affiliated franchisees and their independent sales agents or independent sales agents engaged by our company owned brokerages;
◦difficulties in the business or changes in the licensing strategy of the owners of the two brands we do not own;
◦the loss of our largest real estate benefit program client or multiple significant relocation clients;
◦continued reductions in corporate relocations or relocation benefits;
◦the failure of third-party vendors or partners to perform as expected or our failure to adequately monitor such third-parties;
◦our reliance on information technology to operate our business and maintain our competitiveness; and
◦increases in mortgage rates, tightened mortgage underwriting standards or reductions in refinancing activity;
•Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, which may have a material adverse effect on our results of operations and financial condition;
•Industry structure changes (as a result of new laws, regulations or administrative policies, the rules of multiple listing services, or otherwise) that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results;
•We are subject to numerous risks related to our indebtedness that could adversely limit our operations and/or adversely impact our liquidity, including but not limited to risks associated with:
◦our substantial indebtedness, interest obligations and the negative covenant restrictions contained in our debt agreements;
◦our ability to fund our operations, invest in our business or pursue growth opportunities, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities;
◦an event of default under our debt agreements; and
◦our ability to refinance or repay our indebtedness or incur additional indebtedness;
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs (including in connection with compliance efforts) and any of which could result in adverse finance, operational or reputational consequences to us, including, but not limited to:
◦our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (2) privacy or data security laws and regulations, (3) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, and (4) antitrust laws and regulations;
◦significant claims relating to operations, and losses resulting from fraud, defalcation or misconduct; and
◦the weakening or unavailability of our intellectual property rights;
•We face reputational, business continuity and financial risks associated with cybersecurity incidents;
•Our goodwill and other long-lived assets are subject to impairment which could negatively impact our earnings;
•We could be subject to significant losses if banks do not honor our escrow and trust deposits;
•Changes in accounting standards and subjective assumptions and estimates used by management related to complex accounting matters could have an adverse effect on results of operations;
•Our international operations are subject to risks not generally experienced by our U.S. operations;
•Loss or attrition among our senior executives or other key employees and our inability to develop our existing workforce and to recruit top talent could adversely affect our financial performance;
•Severe weather events or natural disasters, including increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events, including public health crises, such as pandemics and epidemics, may disrupt our business and have an unfavorable impact on homesale activity;
•The price of our common stock may fluctuate significantly;
•Delaware law and our organizational documents may impede or discourage a takeover; and
•We may issue preferred stock in the future, which could make it difficult for another company to acquire us or could otherwise adversely affect holders of our common stock.

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
As used in this Annual Report:
•"Senior Secured Credit Agreement" refers to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time, that governs our senior secured credit facility, or "Senior Secured Credit Facility";
•"Non-extended Revolving Credit Commitment" and "Extended Revolving Credit Commitment" each refer to the applicable portion of the revolving credit facility under the Senior Secured Credit Facility and are referred to collectively as the Revolving Credit Facility (see Note 20, "Subsequent Events", to the Consolidated Financial Statements for additional information);
•"Term Loan B Facility" refers to the term loans outstanding under the Senior Secured Credit Facility;
•"Term Loan A Agreement" refers to the Term Loan A Agreement dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time;
•"Non-extended Term Loan A" and "Extended Term Loan A" each refer to the applicable portion of the Term Loan A facility under the Term Loan A Agreement and are referred to collectively as the Term Loan A Facility (see Note 20, "Subsequent Events", to the Consolidated Financial Statements for additional information);
•"4.875% Senior Notes" and "9.375% Senior Notes" refer to our 4.875% Senior Notes due 2023 and our 9.375% Senior Notes due 2027, respectively, and are referred to collectively as the "Unsecured Notes";
•"5.75% Senior Notes" refer to our 5.75% Senior Notes due 2029, issued in the first quarter of 2021 (see Note 20, "Subsequent Events", to the Consolidated Financial Statements for additional information);
•"7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025; and
•"5.25% Senior Notes" refers to our 5.25% Senior Notes due 2021 (paid in full in June 2020).
Item 1.    Business.
Our Company
We are the leading and most integrated provider of residential real estate services in the U.S. We are the world's largest franchisor of residential real estate brokerages with some of the most recognized brands in the real estate industry, the leading U.S. residential real estate brokerage (based upon transaction volume), and a significant provider of title agency and underwriting services. We also own a minority interest in a joint venture that provides mortgage origination services.
The core of our integrated business strategy is to grow the base of productive independent sales agents at our company owned and franchisee brokerages and provide them and their clients with compelling data and technology-powered products and services, including high-quality lead generation programs, to make them more productive and their businesses more profitable.
Our revenue is derived on a fee-for-service basis, and given our breadth of complementary service offerings, we are able to generate fees from multiple aspects of a residential real estate transaction, in many different geographies and varying price points.

Segment Overview
We report our operations in three segments, each of which receives fees based upon services performed for our customers:
•Realogy Franchise Group. We are the largest franchisor of residential real estate brokerages in the world through our portfolio of well-known, industry-leading franchise brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate. This segment also includes our lead generation and global relocation services operations.
•Realogy Brokerage Group. We own and operate the leading residential real estate brokerage business (based upon transaction volume) in the U.S. primarily under the Coldwell Banker®, Corcoran® and Sotheby's International Realty® brand names.
•Realogy Title Group. We are a full-service title, escrow and settlement services agency serving real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. Our title insurance underwriter, Title Resources Guaranty Company, provides title underwriting services relating to the closing of home purchases and refinancing of home loans, working with agents affiliated with the Company and independent agents. This segment also includes our share of equity earnings from our Guaranteed Rate Affinity mortgage origination joint venture.
Inclusion of Cartus Relocation Services in Continuing Operations
The results of our global relocation operations, Cartus Relocation Services, were presented as discontinued operations commencing in the fourth quarter of 2019 pending the sale of that business to a third party. However, during the fourth quarter of 2020, following termination of the proposed sale of that business and change in the company's expectations for sale, management determined that the held for sale and discontinued operations criteria in ASC Topic 360 and ASC Topic 205 were no longer met. As a result, the assets and liabilities of Cartus Relocation Services, previously presented as held for sale, have been reclassified to held and used on the Consolidated Balance Sheets as of December 31, 2020 and the results of Cartus Relocation Services have been reclassified from discontinued operations to continuing operations and included in the Realogy Franchise Group segment for all periods presented (see Note 18, "Segment Information", to the Consolidated Financial Statements for additional information).
Effective in the first quarter of 2020, Realogy Leads Group, our leads generation business (previously included within the Cartus Relocation Services segment) was consolidated into Realogy Franchise Group.
Housing Market and Market Share
U.S. Gross Commission Income. Residential real estate brokerage companies typically realize revenues in the form of a sales commission earned from closed homesale sides (either the "buy" side and/or the "sell" side of a real estate transaction), which we refer to as gross commission income. We believe that the level of gross commission income generated in the U.S., which is generally estimated around $80 billion, represents a substantial addressable market. Our company owned brokerages and franchisees earned approximately $14 billion in gross commission income in 2020, as compared to $12 billion in gross commission income in 2019.
Market Share. As measured in a comparison to the volume of all existing homesale transactions in the U.S. as reported by NAR (regardless of whether an agent or broker was involved in the transaction), we estimate that our market share in 2020 remained flat at approximately 15.3% as compared year-over-year to 2019. Although market share was flat for the year, we did have market share growth in the second half of 2020, as market share had been 14.8% for the trailing twelve month period ended June 30, 2020.
Our estimated share of all U.S. existing homesale unit transactions in 2020 decreased from approximately 13.0% to approximately 12.6%.
Basis of Market Share Calculation. We measure our market share transaction volume by the ratio of (a) homesale transaction volume (sides times average price) in which we and our franchisees participate to (b) NAR's existing homesale transaction volume (regardless of whether an agent or broker was involved in the transaction)—calculated by doubling the number of existing homesale transactions reported by NAR to account for both the buy and sell sides of a transaction multiplied by NAR's average sales price. Homesale unit transaction market share is calculated similarly but without including average sales price in either the numerator or denominator.
* * *
Our headquarters is located at 175 Park Avenue, Madison, New Jersey 07940. Our general telephone number is (973) 407-2000. The Company files electronically with the Securities and Exchange Commission (the "SEC") required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; registration statements and other forms or reports as required. Certain of the Company's officers and directors also file ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934. Such materials may be accessed electronically on the SEC's Internet site (www.sec.gov). We maintain an Internet website at http://www.realogy.com and make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.
Industry Trends
Industry definition.  We primarily operate in the U.S. residential real estate industry, which is approximately a $2.2 trillion industry based on 2020 transaction volume (i.e., average homesale price times number of new and existing homesale transactions) and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than new homes manufactured and sold by homebuilders. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent one of the most attractive segments of the residential real estate industry for the following reasons:
•the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 6.5 million homesales in the U.S. in 2020, NAR estimates that approximately 5.6 million were existing homesales, representing approximately 87% of the overall sales as measured in units;
•existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both the buyer and the seller; and
•we are able to generate revenues from ancillary services provided to our customers.
Our business model relies heavily on affiliated independent sales agents, who play a critical consumer-facing role in the home buying and selling experience for both our company owned and franchise brokerages. While substantially all homebuyers start their search for a home using the Internet, according to NAR, approximately 88% of home buyers and home sellers used an agent or broker in 2020. We believe that agents or brokers will continue to be directly involved in most home purchases and sales, primarily because real estate transactions have certain characteristics that benefit from the service and value offered by an agent or broker, including the following:
•the average homesale transaction value is very high and generally is the largest transaction one does in a lifetime;
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

Cyclical nature of industry.  The U.S. residential real estate industry is cyclical but has historically shown strong growth over time. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) grew at a CAGR of 5.8% over the past 30 years.
The U.S. residential real estate industry was in a significant and lengthy downturn from the second half of 2005 through 2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale transactions declined by 40% and the median existing homesale price declined by 24%. Beginning in 2012, the U.S. residential real estate industry began a recovery. Based upon data published by NAR from 2011 to 2020, the number of annual U.S. existing homesale units and the median existing homesale price improved by 32% and 79%, respectively.
In 2020, in connection with the COVID-19 pandemic, the U.S. residential real estate industry experienced significant volatility with a 16% decline in closed homesale transaction volume (existing homesale average price times existing homesale transactions) in the second quarter of 2020 followed by a 29% increase in closed homesale transaction volume in the second half of 2020, in each instance as compared to the prior year according to NAR. We cannot predict the duration or continued strength of the housing recovery seen in the second half of 2020.
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

Participation in Multiple Aspects of the Residential Real Estate Market
We participate in services associated with many aspects of the residential real estate market. Our complementary businesses and mortgage origination joint venture work together, allowing us to generate revenue at various points in a residential real estate transaction, including the purchase or sale of homes, corporate relocation and lead generation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sales agents and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and real estate benefit program clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. Specifically, our brokerage offices and those of our franchisees participate in purchases and sales of homes involving relocations of corporate transferees through Realogy Leads Group, we offer customers (purchasers and sellers) of both our owned and franchised brokerage businesses convenient title, escrow and settlement services (including the provision of title underwriting policies). These services produce incremental revenues for our businesses and franchisees. In addition, we participate in the mortgage process through our 49.9% ownership of Guaranteed Rate Affinity. All of our businesses and our mortgage joint venture can derive revenue from the same real estate transaction.
Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry. Our real estate brands are listed in the following chart, which includes information as of December 31, 2020 for both our franchised and company owned offices:

Brands (1) (2)
Worldwide Offices (3)	13,200	3,100	1,000	2,300	400	100
Worldwide Brokers and Sales Agents (3)	144,700	98,600	24,000	36,700	12,500	4,200
U.S. Annual Sides	359,430	706,420	150,738	110,686	85,457	11,289
# of Countries with Owned or Franchised Operations	84	40	75	33	5	1

Characteristics	A leader in brand awareness and the most recognized name in real estate Significant international office footprint	The only real estate brand that has been guiding people home for 115 years	Synonymous with luxury Strong ties to auction house established in 1744 Powerful global presence	Driving performance through innovation, collaboration and shared accountability Unique branding and products providing flexibility of choice	Unique access to consumers, marketing channels and content through its brand licensing relationship with a leading media company	Leading residential real estate brand for nearly 50 years Commitment to white-glove service, expertise, and integrity
_______________
(1)We announced the Company's first Corcoran® franchise affiliate on February 5, 2020.
(2)Information presented for Coldwell Banker® includes Coldwell Banker Commercial®.
(3)Includes information reported to us by independently owned franchisees (including approximately 14,300 offices and approximately 130,000 related brokers and independent sales agents of non-U.S. franchisees and franchisors).

Realogy Franchise Group
Overview—Franchise Business
Realogy Franchise Group is comprised of our franchise business as well as our leads generation and relocation operations.
As of December 31, 2020, our real estate franchise systems and proprietary brands had approximately 320,700 independent sales agents worldwide, including approximately 190,700 independent sales agents operating in the U.S. (which included approximately 53,100 company owned brokerage independent sales agents). As of December 31, 2020, our real estate franchise systems and proprietary brands had approximately 20,100 offices worldwide in 116 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 5,800 brokerage offices in the U.S. (which included approximately 670 company owned brokerage offices).
As shown in the table above, as of December 31, 2020, independent sales agents affiliated with our company owned brokerages grew by 2% (based on the Company’s internal data) and independent sales agents affiliated with our franchised brokerages remained flat (based on information provided by our affiliated franchisees), in each case as compared to December 31, 2019.
The average tenure among our U.S. franchisees is approximately 22 years as of December 31, 2020. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology, training, education, learning and development to facilitate our franchisees in growing their business and increasing their revenue and profitability.
Our primary objectives as the largest franchisor of residential real estate brokerages in the world are to retain and expand existing franchises, sell new franchises, and most importantly, provide branding and support to our franchisees and their independent sales agents.
Operations—Franchising
We derive substantially all of our real estate franchising revenues from royalties and marketing fees received under long-term franchise agreements with our domestic franchisees and Realogy Brokerage Group for the right to operate under one of our trademarks and to utilize the benefits of the franchise systems. Royalties are based on a percentage of the franchisees’ sales commission earned from closed homesale sides, which we refer to as gross commission income.
Realogy Franchise Group's domestic annual net royalty revenues from franchisees (other than our company owned brokerages at Realogy Brokerage Group) can be represented by multiplying (1) that year's total number of closed homesale sides (either the "buy" side and/or the "sell" side of a real estate transaction) in which those franchisees participated by (2)

the average sale price of those homesales by (3) the average brokerage commission rate charged by these franchisees by (4) Realogy Franchise Group's net contractual royalty rate. Realogy Franchise Group's net contractual royalty rate represents the average percentage of our franchisees' commission revenues paid to us as a royalty, net of volume incentives achieved (or, for certain franchisees, flat fee or capped royalties) and net of other incentives granted to franchisees.
The domestic royalty revenue from Realogy Brokerage Group is calculated by multiplying homesale sides by average sale price by average brokerage commission rate by their contractual royalty rate. Realogy Brokerage Group does not receive volume incentives or other incentives. In addition to domestic royalty revenue, Realogy Franchise Group earns revenue from marketing fees, the preferred alliance program, international affiliates and upfront international fees.
During 2020, none of our franchisees (other than Realogy Brokerage Group) generated more than 1.5% of the total revenue of our real estate franchise business.
Domestic Franchisees. Franchise agreements set forth guidelines on the business and operations of the franchisees and require them to comply with the mandatory identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years, although we may negotiate shorter extension agreements with existing franchisees.
These franchisee agreements generally require the franchisee to pay us an initial franchise fee for the franchisee's principal office plus a royalty fee that is a percentage of gross commission income, if any, earned by the franchisee. Franchisee fees can be structured in numerous ways and we may, from time to time, restructure or revise the model used at one or more franchised brands.
Most of our brands utilize a volume-based incentive model with a royalty fee that is initially equal to 6% of the franchisee's gross commission income, but subject to reduction based upon volume incentives. Under this model, the franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The volume incentive is calculated for each eligible franchisee as a progressive percentage of each franchisee's annual gross revenue (paid timely) for each calendar year. The volume incentive varies for each franchise system, and generally results in a net or effective royalty rate of 6% to 3% for each individual franchisee (prior to taking into account other incentives that may be applicable to the franchisee). We provide a detailed table to each eligible franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table on an annual basis, subject to certain limitations.
Certain franchisees (including some of our largest franchisees) have a flat percentage royalty fee model. Under this model, franchisees pay a fixed percentage (generally less than 6%) of their commission income to us and the percentage does not change during the year or over the term of their franchise agreement. Franchisees on this model are generally not eligible for volume incentives.
Since 2019, our Better Homes and Gardens® Real Estate brand has utilized a capped fee model, which applies to any new franchisee as well as preexisting franchisees who elect to switch from their current royalty fee structure to the capped fee model. Under this model, franchisees pay a royalty fee (generally equal to 5% of their commission income) capped at a set amount per independent sales agent per year, subject to our right to annually modify or increase the independent sales agent cap. Franchisees on this model are generally not eligible for volume incentives.
Beginning with their launch in 2019, our Corcoran brand utilizes a tiered fee model, which requires franchisees to pay us a percentage of their gross commission income as a royalty fee. The royalty fee percentage is generally set at an initial rate of 6% and decreases in steps during each calendar year as the franchisee’s gross commission income reaches certain levels to a minimum of 4%. We reserve the right to annually modify or increase the gross commission income level amounts, subject to certain limitations. Franchisees on this model are generally not eligible for volume incentives.
Other incentives may be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements. Under certain circumstances, we extend conversion notes to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees' existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of independent sales agents and offices operated by independent brokerages. Franchisees may also use the proceeds from the conversion notes to update marketing materials or upgrade technology and websites. The notes are not funded until appropriate credit checks and other due diligence matters are completed, and the business is opened and operating under one of our brands. Upon satisfaction of certain revenue performance-based thresholds, the notes are forgiven ratably over the term of the franchise agreement. If the revenue performance thresholds are not met, franchisees may be required to repay a portion of the outstanding notes.
Each of our current franchise systems require franchisees and company owned brokerages to make monthly contributions to marketing funds maintained by each brand, which may decrease as certain financial thresholds are achieved in accordance with the applicable franchise agreement. These contributions are used primarily for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations and/or other marketing-related activities, such as lead generation, all to promote and further the recognition of each brand and its independent franchisees and their affiliated independent sales agents. In addition to the contributions from franchisees and company owned offices, in certain instances, Realogy Franchise Group may be required to make contributions to certain marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.
In addition to offices owned and operated by our third-party franchisees, as of December 31, 2020, we, through Realogy Brokerage Group, own and operate approximately 670 offices under the Coldwell Banker®, Coldwell Banker Commercial®, Sotheby's International Realty® and Corcoran® brand names. Realogy Brokerage Group pays intercompany royalty fees of approximately 6% and marketing fees to Realogy Franchise Group in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. Realogy Brokerage Group does not participate in volume incentive or other incentive programs.
International Third-Party Franchisees. In the U.S., we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators.  We also utilize a direct franchising model outside of the U.S. for Sotheby's International Realty® and Corcoran® and, in some cases, Better Homes and Gardens Real Estate®. For all other brands, we generally employ a master franchise model outside of the U.S., whereby we contract with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. Under both the direct and the master franchise model outside of the U.S., we typically enter into long-term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties.  Under the master franchise model, the ongoing royalties we receive are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts. Under the direct franchise model, a royalty fee is paid to us on transactions conducted by our franchisees in the applicable country or region.
Intellectual Property
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
We have an exclusive license to own, operate and franchise the Sotheby's International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby's ("Sotheby's"). Such license agreement has a 100-year term, which consists of an initial 50-year term ending February 16, 2054 and a 50-year renewal option. We pay a licensing fee to Sotheby's for the use of the Sotheby's International Realty® name equal to 9.5% of the net royalties earned by Realogy Franchise Group attributable to franchisees affiliated with the Sotheby's International Realty® brand, including our company owned offices. Our license agreement is terminable by Sotheby's prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, (3) a court issues a non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment, or (4) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith Corporation ("Meredith"). The license agreement between Realogy and Meredith is for a 50-year term, with a renewal option for another 50 years at our option. We pay a licensing fee to Meredith for the use of the Better Homes and Gardens® Real Estate brand name equal to 9.0% of the net royalties earned by Realogy Franchise Group attributable to franchisees affiliated with the Better Homes and Gardens® Real Estate brand, subject to a minimum annual licensing fee. Our license agreement is terminable by Meredith prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, or (3) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.
Operations—Other
Lead Generation Programs. Through Realogy Leads Group, a part of Realogy Franchise Group, we seek to provide high-quality leads and improve the conversion rate of leads to closed homesale transactions. Realogy Leads Group includes real estate benefit programs that provide home-buying and selling assistance to members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Realogy. Where permitted by law, consumers participating in certain real estate benefit programs can receive a financial incentive for using these services (such as cash or a gift card, or real estate brokerage commission credit based on the home purchase/sale price pursuant to the applicable program). Realogy Leads Group also directs our broker-to-broker business, pursuant to which brokers affiliated with one of our customized agent and brokerage networks refer business to other in-network brokers.
Our real estate benefit program revenues are highly concentrated, with one client-directed real estate benefit program contributing a substantial majority of the high-quality leads generated through our lead generation programs, and our client-directed programs are non-exclusive and terminable at any time at the option of the client. We also maintain Realogy-driven real estate benefit programs, including: Realogy Military Rewards, a program for U.S. military personnel, veterans and their families that seeks to provide access to benefits from Realogy that are similar to those offered under the former USAA real estate benefit program which was discontinued in 2019; and AARP® Real Estate Benefits, the first-ever real estate benefits program designed for the nearly 38 million AARP members, which was launched in 2020. We expect that significant time and effort and meaningful investment will be required to increase awareness of and consumer participation in new real estate benefit programs.
To service the needs of consumers and clients participating in one of our real estate benefit programs (including our relocation program with Cartus Relocation Services) or engaged through a broker-to-broker lead, we manage customized agent and brokerage networks, including the Realogy Advantage Broker Network. Our networks consist of real estate brokers, including our company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of our networks receive leads from our real estate benefit programs (including via our relocation program with Cartus Relocation Services) and each other in exchange for a fee paid to Realogy Leads Group. The Realogy Advantage Broker Network closed approximately 46,200 real estate transactions in 2020, with substantially all of the closed transactions handled by independent sales agents affiliated with our franchisees and company-owned brokerages.
Cartus Relocation Services. Cartus Relocation Services, a provider of global relocation services, offers a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for employee and employer. The wide range of services we offer allow our clients to outsource their entire relocation programs to us. Our broad array of services include, but are not limited to homesale assistance, relocation policy counseling and group move management services, expense processing and relocation-related accounting, and visa and immigration support. We also arrange household goods moving services and provide support for all aspects of moving a transferee's household goods.
We primarily offer corporate clients employee relocation services, including 50% of the Fortune 50 companies in 2020. As of December 31, 2020, the top 25 relocation clients had an average tenure of approximately 20 years with us. Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client ceases or reduces volume under its contract, we will be compensated for all services performed up to the time that volume ceases and reimbursed for all expenses incurred.
There are a number of different revenue streams associated with relocation services. We earn a fee from real estate brokers and household goods moving companies that provide services to the transferee. Clients may also pay transactional fees for the services performed. Furthermore, Cartus Relocation Services continues to provide value through the generation of leads to real estate agent and brokerage participants in the networks maintained by Realogy Leads Group, which drives downstream revenue for our businesses.
Preferred Alliance Program. We offer third-party service providers an opportunity to market their products to our franchisees and their independent sales agents and customers through our preferred alliance program. To participate in this program, service providers generally agree to provide preferred pricing to our franchisees and/or their customers or independent sales agents and to pay us a combination of an initial licensing or access fee, subsequent marketing fees and/or commissions based upon our franchisees' or independent sales agents' usage of the preferred alliance vendors.
Realogy Brokerage Group
Overview
Through Realogy Brokerage Group we own and operate a full-service real estate brokerage business in many of the largest metropolitan areas in the U.S. Our brokerage offices are geographically diverse with a strong presence in the east and west coast areas, primarily around large metropolitan areas in the U.S., where home prices are generally higher. Our company owned real estate brokerage business operates under the Coldwell Banker®, Sotheby's International Realty® and Corcoran® franchised brands.
As of December 31, 2020, we had approximately 670 company owned brokerage offices and approximately 53,100 independent sales agents working with these company owned offices. Of those offices, we operated approximately 90% of our offices under the Coldwell Banker® brand name, approximately 6% of our offices under the Sotheby's International Realty® brand name and 4% of our offices under the Corcoran® brand name.
We intend to grow our business organically. To grow organically, we focus on working with office managers to attract and retain independent sales agents who can successfully engage and promote transactions from new and existing clients. To a lesser extent, we may grow our business through strategic acquisitions. Following the completion of an acquisition, we tend to consolidate the newly acquired operations with our existing operations to reduce or eliminate duplicative costs and to leverage our existing infrastructure to support newly affiliated independent sales agents.
Operations
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2020, our average homesale broker commission rate was 2.43% which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. Realogy Brokerage Group, as a franchisee of Realogy Franchise Group, pays marketing fees and a royalty fee of approximately 6% of the gross commission income earned per real estate transaction to Realogy Franchise Group; however such amounts are eliminated in consolidation. Realogy Brokerage Group paid marketing fees and royalties to Realogy Franchise Group of $316 million and $293 million for the years ended December 31, 2020 and 2019, respectively.
The remainder of gross commission income is split between the broker (Realogy Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement (which specifies the portion of the broker commission to be paid to the agent), which varies by agent.
In addition, as a full-service real estate brokerage company, we promote the complementary services offered through our other segments, including title, escrow and settlement, mortgage origination and relocation services. We believe we provide integrated services that enhance the customer experience.
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
Realogy Brokerage Group is a broker within the Realogy Advantage Broker Network.

Realogy Title Group
Overview
Realogy Title Group consists of three primary businesses: our title agency business (also referred to as title, escrow and settlement services), our title underwriting business and the Company's share of equity earnings and losses from our Guaranteed Rate Affinity mortgage origination joint venture, of which we own a 49.9% and which is managed by our joint venture partner.
Our title agency business provides title search, examination, clearance and policy issuance services and oversees the closing process and funds disbursement for real estate agents, attorneys and homebuilders on purchase transactions and lenders on refinance transactions.
We also serve as an underwriter of title insurance policies in connection with residential and commercial real estate transactions under our title insurance business, insuring clear title and ownership for the lender and buyer in homesale transactions. Our clients include unaffiliated title agencies as well as title agencies that are a part of Realogy Title Group.
We intend to grow our title, escrow and settlement services business by attracting title and escrow sales personnel in existing markets. We will also continue to seek to increase our capture rate of title business from Realogy Brokerage Group homesale sides. In addition, we expect to continue to grow our underwriting business by increasing our agent base.
Operations
Title Agency, or Title, Escrow and Settlement Services. We are licensed as a title agent in 43 states and Washington, D.C., and have physical locations in 22 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2020, we had approximately 391 offices, approximately 181 of which are co-located within one of our company owned brokerage offices. In addition to our own title, escrow and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.
Our title, escrow and settlement services business provides full-service title, escrow and settlement (i.e., closing and escrow) services to consumers, real estate companies, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services businesses. We provide closing and escrow services relating to the closing of home purchases and refinancing of home loans. For refinance transactions, we generate title and escrow revenues from financial institutions throughout the mortgage lending industry.
Our company owned brokerage operations are the principal source of our title, escrow and settlement services business for homesale transactions. Many of our offices have subleased space from and are co-located within our company owned brokerage offices. In 2020, our title, escrow and settlement business was involved in approximately 214,000 transactions of which approximately 56,000 related to Realogy Brokerage Group. The capture rate of our title, escrow and settlement services business from buyers or sellers represented by our company owned brokerages was approximately 34% in 2020. Other sources of our title, escrow and settlement services homesale business include Realogy Franchise Group, Realogy Leads Group and unaffiliated brokerage operations.
We provide our title, escrow and settlement services through a national network of escrow and closing agents (some of whom are our employees, while others are attorneys in private practice and independent title companies) to provide full-service title, escrow and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers and independent real estate sales agents. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.
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
We have entered into underwriting agreements with various underwriters, including our own underwriter (Title Resources Guaranty Company), which state the conditions under which we may issue a title insurance policy on their behalf.

For policies issued through our agency operations, assuming no negligence on our part, we are not typically liable for losses under those policies; rather the title insurer is typically liable for such losses.
Our title, escrow and settlement services business measures operating performance based on purchase and refinance closing units and the related title premiums and escrow fees earned on such closings.
Title Underwriting. Title Resources Guaranty Company ("Title Resources") is a title insurance underwriter licensed in 37 states and Washington, D.C. We work with both unaffiliated and affiliated title agencies to provide title underwriting services relating to the closing of home purchases and refinancing of home loans, with the premiums we receive for such services derived approximately equally between affiliated and unaffiliated title agencies in the year-ended December 31, 2020. Our title underwriting business measures operating performance based on net title premiums earned for title policies issued by our underwriting operation.
Other Revenue. Other revenue generated by our title agency and title underwriting businesses includes closing protection letters, title searches, survey business, tax search, wire fees, and other fees ancillary to their services.
Mortgage Origination Joint Venture. Guaranteed Rate Affinity, our non-exclusive mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate") began doing business in August 2017. Guaranteed Rate Affinity originates mortgage loans, including both purchase and refinancing transactions, to be sold in the market to mortgage companies and the governmental-sponsored enterprises. Guaranteed Rate Affinity originates and markets its mortgage lending services to real estate agents across the country (including to independent sales agents affiliated with our company owned and franchised brokerages) and relocation companies (including our relocation operations) as well as a broad consumer audience. Our equity earnings or losses related to Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Many of Guaranteed Rate Affinity’s offices have subleased space from and are co-located within our company owned brokerage offices. Our company owned brokerage operations represented a majority of purchase transactions and approximately one-third of Guaranteed Rate Affinity’s mortgage origination business for the year-ended December 31, 2020—with the joint venture benefiting in both purchase and refinancing transactions from the low interest rate environment.
Under the Operating Agreement (the "GRA Agreement") between a subsidiary of Realogy Title Group and a subsidiary of Guaranteed Rate (the "GRA Member"), we own 49.9% of the home mortgage joint venture and Guaranteed Rate indirectly owns the remaining 50.1%. Under the GRA Agreement, Guaranteed Rate Affinity is to distribute to each of the Company and Guaranteed Rate the distributable net income based on each member's ownership interest percentage following the close of each quarter. We have certain governance rights related to the joint venture (including two of five board seats), but do not have control of the day-to-day operations of the joint venture. Rather, our joint venture partner, GRA Member, is the managing partner of the venture and makes decisions with respect to the day-to-day operation of the venture. Guaranteed Rate Affinity is licensed to conduct mortgage operations in all 50 states.
The GRA Agreement is for an initial 10-year term (ending August 2027) and automatically renews for additional 5 year terms, unless either party provides advance notice to terminate, provided that if certain performance metrics are achieved after the fifth year of the agreement, the first 5-year extension is not subject to termination upon advance notice. Either party can terminate the GRA Agreement upon the occurrence of certain events including, but not limited to, a change in control of the other member, subject to certain exceptions, or upon material breach by the other member not remediated within the cure period. We have certain additional performance-based termination rights.
The GRA Agreement does not prohibit Guaranteed Rate from operating its separate mortgage origination business in locations where Guaranteed Rate Affinity and its subsidiaries will have offices and does not limit the Company, Guaranteed Rate, or either of their subsidiaries from operating non-mortgage origination lines of business in locations where Guaranteed Rate Affinity operates. In addition, the Company is permitted to have ventures with other mortgage loan originators, but Guaranteed Rate has a 30-day right-of-first-refusal to acquire any mortgage origination business that we intend to acquire.

Products, Technology and Marketing
Our ability to provide independent sales agents at company owned and franchised brokerages with compelling data and technology-powered products and services to make them more productive and their businesses more profitable is core to our integrated business strategy.
The marketing and technology services and support provided by independent sales agents to their customers are an important element of the value offered by an agent in the home purchase and sale process. Our commitment to continuously develop and improve our marketing and technology-powered products and service is part of our value proposition to company owned and franchised real estate brokerages, affiliated independent sales agents and their customers as well as to our other businesses. Increasingly, these products and services are desired as an integrated set of tools, rather than stand-alone products and services.
Products and Technology
Since 2019, we have been developing our product and marketing strategies against the backbone of an open ecosystem architecture approach, which is designed to support the continuous creation and delivery of both our proprietary tools and third-party products to our agents in order to deliver a more comprehensive platform experience. Through this strategy, we are able to selectively enable qualified third-party vendors and products to access and interface with our products and services so that affiliated independent sales agents will be able to build their own configurable technology platform to drive their performance and productivity.
We have invested, and expect to continue to invest, substantial time, capital, and other resources to identify the needs of company owned brokerages, franchisees, independent sales agents and their customers and to develop marketing, technology and service offerings to meet the needs of affiliated independent sales agents. Examples of our technology-driven products designed to improve independent sales agent productivity and enhance the customer experience for home buyers and sellers include:
•Social Ad Engine helps affiliated agents create an effective Facebook and Instagram ad in under three minutes via a marketing product launched in partnership with Facebook.
•Listing Concierge, a property marketing product, allows agents affiliated with Coldwell Banker company owned brokerages and certain franchisees to access a simple-to-use platform that delivers creative, consistent property marketing.
•Design Concierge, an agent branding and custom design product, allows agents affiliated with Coldwell Banker company owned brokerages and certain franchisees to work with the Design Concierge team to create their own complementary personal brand.
•RealVitalize enables home sellers to make their property ready for sale by providing resources to fund staging and home improvements with no up-front cost via a consumer program from Coldwell Banker’s company owned operations and HomeAdvisor. RealVitalize is available in 29 U.S. states as of December 31, 2020.
•RealSure offers sellers with qualifying properties the opportunity to receive a cash offer valid for 45 days immediately upon listing while also pursuing a better price by marketing their property with an affiliated independent sales agent during this timeframe. Sellers who are enrolled in RealSure Sell can utilize RealSure Buy to make a more competitive offer on their next home before their current home is sold by leveraging their RealSure Sell cash offer. These programs, created in partnership with Home Partners of America, are available in 11 U.S. markets as of December 31, 2020.
Our Realogy-provided platform is designed to increase the value proposition to our independent sales agents, franchisees (and their independent sales agents) and consumers by:
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
We are developing our next generation customer relationship management (CRM) tool and agent-facing listing websites in partnership with third-parties, among other tools.
The COVID-19 crisis has accelerated the need for, and adoption of, digital and virtual products and services that facilitate a remote home buying and selling experience. Our brands and businesses have access to a range of tools to assist consumers with virtual staging, virtual open houses, and remote online notarization for title, escrow and settlement closings.
Marketing
Each of our brands manages a comprehensive system of marketing tools and sales information and data that can be accessed through freestanding brand intranet sites to assist independent sales agents in becoming the best marketer of their listings. Advertising is primarily used by the brands to drive leads to affiliated agents, increase brand awareness and perception, promote our network and offerings to the real estate industry and engage our customer base.
Each of our franchise brands operates a marketing fund that is funded principally by our franchisees (including company owned offices), although we may make discretionary contributions to any of the marketing funds and in certain instances are required to make contributions to certain marketing funds.
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
Marketing programs are executed using a variety of media including, but not limited to social media, advertising, direct marketing and internet advertising. We also offer the independent sales agents broad-based advertising, mailings and other campaigns to generate leads, interest and recognition.
Websites
The Internet is the primary advertising channel in our industry and we have sought to become a leader among full-service residential real estate brokerage firms in the use and application of marketing technology. We transmit listings to various platforms and services, place our property listings on hundreds of real estate websites, and operate a variety of our own websites. We place significant emphasis on distributing our real estate listings with third-party websites to expand a homebuyer's access to such listings, at times enhancing the presentation of the listings on third-party websites to make the listings more attractive to consumers.
Our brand websites contain listing information on a regional and national market basis, independent sales agent information, community profiles, home buying and selling advice, relocation tips and mortgage financing information and unique property and neighborhood insights from local agents. Additionally, each brand website allows independent sales agents to market themselves to consumers.

Education
Each real estate brand provides learning and development materials and access to continuing education to its franchisees to assist them in building their real estate sales businesses. Each brand's engagement program contains different materials and delivery methods. The marketing materials include a detailed description of the services offered by our franchise systems (which will be available to the independent sales agent). Engagement modules may be delivered at conventions and orientation seminars, including virtual conventions and seminars, or through virtual classrooms. Most of the programs and materials made available in electronic form to franchisees over the respective system's private intranet site. Many of the materials are customizable to allow franchisees to achieve a personalized look and feel and make modifications to certain content as appropriate for their business and marketplace.
Human Capital Resources
Employees. Our employees are critical to the success of our business strategy. Our team includes a broad range of professionals, given the breadth of services offered by our three business segments and Corporate. The wide array of skills, experience and industry knowledge of our key employees significantly benefits our operations and performance.
At December 31, 2020, we had approximately 9,235 full-time employees and 200 part-time employees. At December 31, 2020, approximately 625 of our employees were located outside of the U.S., almost all of whom were employed by Cartus Relocation Services (a part of Realogy Franchise Group).
None of our employees are represented by a union, although outside of the U.S., we have employees in certain countries that are represented by an employee representative organization, such as an employee association.
Engagement. To assess and improve employee retention and engagement, we annually survey employees with the assistance of third-party consultants and implement actions to address areas of employee feedback. In 2020, we achieved a 90% engagement score and an 85% response rate.
Training. All employees are required to participate in annual training programs related to the Company’s Code of Ethics as well as Global Information Security and Information Management, given the critical nature of these topics to our business. 100% of active employees in each of the past three years have completed this training. During 2020, we also developed a mandatory training module focused on the U.S. Fair Housing Act for our employees and worked with a third-party provider to begin delivering unconscious bias training to our people managers. The U.S. Fair Housing Act online module, as well as in-person training sessions related to local fair housing laws, were also made available to independent sales agents affiliated with our company owned and franchise brokerages. We also deliver additional mandatory training (such as sexual harassment training) based upon the employee position or local requirements. RealU, our learning and development platform, offers employees additional resources to continue to grow professionally, including access to on-demand training through LinkedIn learning and tools for career management.
Health & Safety. The protection of the health and safety of our employees is a Company priority. Throughout the COVID-19 crisis we have worked to comply with state and local regulators to ensure safe working conditions for our employees. At December 31, 2020, approximately 20% of our employees worked remotely on a full-time basis, other employees, in particular consumer-facing employees at our company owned brokerages, were operating in an office-based environment, while other employees remained on a hybrid model. We continue to monitor the COVID-19 crisis and are prepared to pivot as needed for the health and safety of our employees.
Diversity and Inclusion. Since our inception, Realogy has had a focus on diversity to improve representation and foster inclusion through employee and business resource groups across the enterprise. Employee Resources Groups (“ERGs”) promote an inclusive culture throughout the organization. At December 31, 2020, we had eight active ERGs—Asian and Pacific Islander Alliance, ACE (African-American and Caribbean), ONEVOZ (Hispanic & Latino), NextGen, REALDisabilities, RealPride, SERVICE (Veterans) and Women's—throughout the Company. Increasing diversity in executive and key leadership roles is a priority for the Company.
Independent Sales Agents. As noted elsewhere in this Annual Report, the successful recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of our company owned brokerage operations. Additional information about the base of independent sales agents affiliated with company owned brokerages as well as franchisees is located in this Item 1. under "Realogy Franchise Group—Overview."

Seasonality
The residential housing market is seasonal, with a higher level of homesale transactions typically occurring in the second and third quarter of each year. As a result, historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year.
Competition
Real Estate Brokerage Industry. The ability of our real estate brokerage franchisees and our company owned brokerage businesses to successfully compete is important to our prospects for growth. Their ability to compete may be affected by the recruitment, retention and performance of independent sales agents, the economic relationship between the broker and the agent (including the share of commission income retained by the agent and fees charged to or paid by the agent for services provided by the broker), the location of offices and target markets, the services provided to independent sales agents, affiliation with a recognized brand name, community reputation, technology and other factors, including macro-economic factors such as national, regional and local economic conditions.
We and affiliated franchisees compete for consumer business as well as for independent sales agents with national and regional independent real estate brokerages and franchisors, discount and limited service brokerages, and with franchisees of our brands. Our largest national competitors in this industry include, but are not limited to, HomeServices of America (a Berkshire Hathaway affiliate), Howard Hanna Holdings, EXP Realty, Compass, Redfin Corporation and Weichert, Realtors and several large franchisors: RE/MAX International, Inc., Keller Williams Realty, Inc. and HSF Affiliates LLC (operates Berkshire Hathaway HomeServices and Real Living Real Estate). We and affiliated franchisees also compete with leading listing aggregators, such as Zillow, Inc. and Realtor.com® (a listing aggregator held by News Corporation).
Competition for Independent Sales Agents. The successful recruitment and retention of independent sales agents and independent sales agent teams is critical to the business and financial results of traditional brokerages—whether or not they are affiliated with a franchisor. Competition for independent sales agents in our industry is high and aggressive competition for the affiliation of independent sales agents has negatively impacted recruitment and retention efforts at both Realogy Franchise and Brokerage Groups, in particular with respect to more productive sales agents and in the densely populated metropolitan areas in which we operate, and has previously driven and may continue to drive losses in our market share. This competitive environment has continued throughout most of the COVID-19 crisis, particularly at the outset of the pandemic, when we took proactive measures to preserve liquidity, including in connection with our recruitment and retention efforts.
Most of a brokerage's real estate listings are sourced through the sphere of influence of its independent sales agents, notwithstanding the growing influence of internet-generated leads. The successful recruitment and retention of independent sales agents are influenced by many factors, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales agents), other expenses borne by independent sales agents, leads or business opportunities generated for independent sales agents from the brokerage, independent sales agents' perception of the value of the broker's brand affiliation, technology and data offerings as well as marketing and advertising efforts by the brokerage or franchisor, the quality of the office manager, staff and fellow independent sales agents with whom they collaborate daily, as well as continuing professional education, and other services provided by the brokerage or franchisor.
We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry generally and have increasingly impacted our recruitment and retention of top producing agents and put upward pressure on the average share of commissions earned by affiliated independent sales agents. Such factors include increasing competition, increasing levels of commissions paid to agents (including up-front payments and equity), changes in the spending patterns of independent sales agents (as more agents purchase services from third parties outside of their affiliated broker), a heightening focus on leads or business opportunities generated for the independent sales agent from the brokerage, differentiation in the bundling of agent services or industry offerings (including non-traditional offerings), and the growth in independent sales agent teams. The recruitment and retention of independent sales agents has been and may continue to be further complicated by competitive models that do not prioritize traditional business objectives. For example, we believe that certain owned-brokerage competitors have investors that have historically allowed the pursuit of increases in market share over profitability, which not only exacerbates competition for independent sales agents, but places additional pressure on the share of commission income received by the agent, creating challenges to our and our franchisee’s margins and profitability. Whether this pattern and the extent to which it will continue is not yet certain.

Competition for productive agents has had and may again have a negative impact on our market share and may continue to put upward pressure on the average share of commissions earned by independent sales agents. These competitive market factors also impact our franchisees and such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which could result in a reduction in royalty fees paid to us or other associated costs.
Commission Plan Competition Among Real Estate Brokerages. Some of the firms competing for sales agents use different commission plans, which may be appealing to certain sales agents. There are several different commission plan variations that have been historically utilized by real estate brokerages to compensate their independent sales agents. One of the most common variations has been the traditional graduated commission model where the independent sales agent receives a percentage of the brokerage commission that increases as the independent sales agent increases his or her volume of homesale transactions, and the brokerage frequently provides independent sales agents with a broad set of support offerings and promotion of properties. Other common plans include a desk rental (sometimes referred to as a 100% commission plan), a fixed transaction fee commission plan, and a capped commission plan. A capped commission plan generally blends aspects of the traditional graduated commission model with the 100% commission plan. Although less common, some real estate brokerages employ their sales agents and in such instances, employee agents may earn smaller brokerage commissions in exchange for other employee benefits or bonuses. Most brokerages focus primarily on one type of commission plan, though some may offer one or more of commission plan variations to their sales agents.
In many of their markets, Realogy Brokerage Group offers affiliated independent sales agents and sales agent teams a choice between a traditional graduated commission model or a two-tiered commission model, both of which emphasize our value proposition. The traditional graduated commission model has experienced declines in market share over the past several years. Increasingly, independent sales agents have affiliated with brokerages that offer a different mix of services to the agent, allowing the independent sales agent to select the services that they believe allow them to retain a greater percentage of the commission and purchase services from other vendors as needed.
Low Barriers to Entry and Influx of Traditional and Non-Traditional Competition as well as Industry Disrupters. The real estate brokerage industry has minimal barriers to entry for new participants, including participants utilizing historical real estate brokerage models and those pursuing alternative variations of those models (including virtual brokerages and brokerages that operate in a more virtual fashion) as well as non-traditional methods of marketing real estate. The significant size of the U.S. real estate market, in particular the addressable market of commission revenues, has continued to attract outside capital investment in traditional and disruptive competitors that seek to access a portion of this market.
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
While real estate brokers using historical real estate brokerage models typically compete for business primarily on the basis of services offered, brokerage commission, reputation, utilization of technology and personal contacts, participants pursuing non-traditional methods of marketing real estate may compete in other ways, including companies that employ technologies intended to disrupt historical real estate brokerage models or minimize or eliminate the role brokers and sales agents perform in the homesale transaction process and/or shift the nature of the residential real estate transaction from the historic consumer-to-consumer model to a corporate-to-consumer model.
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, if iBuying models (including Opendoor and Zillow Offers) gain market share in the residential real estate industry, it could disintermediate real estate brokers and independent sales agents from buyers and sellers of homes either entirely or by reducing brokerage commissions that may be earned on those transactions. RealSure, the Company's collaboration with Home Partners of America, improves upon the iBuying model with a 45-day cash offer for consumers that also keeps the independent sales agent at the center of the transaction; however, there can be no assurance that this program will be successful or that it will operate as intended.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions including, but not limited to, setting up competing brokerages and/or expanding their offerings to include products (such as agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us, charging significant referral, listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. Actions by such listing aggregators have and may continue to put pressure on our and other industry participant's revenues and profitability. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry and such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with our franchisees and our and our franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes. For example, one dominant listing aggregator recently launched a brokerage with employee sales agents in several locations to support its iBuying offering and has joined many local multiple listing services, known as MLSs, as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in the MLSs or MLS syndication feeds.
Franchise Competition. According to NAR, approximately 43% of individual brokers and independent sales agents are affiliated with a franchisor. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value that the franchisor provides to enhance the franchisee's ability to grow its business and improve the recruitment, retention and productivity of its independent sales agents. The value provided by a franchisor encompasses many different aspects including the quality of the brand, tools, technology, marketing and other services, the availability of financing provided to the franchisees, and the fees the franchisees must pay. Franchisee fees can be structured in numerous ways and can include volume and other incentives, flat royalty and marketing fees, capped royalty fees, and discounted royalty and marketing fees. The capped royalty fee model has become increasingly popular with brokerages as independent sales agents are also increasingly seeking to affiliate with brokerages that offer the agent a capped fee commission income model. We launched a capped fee model at one of our brands in 2019 as substantially all of our other franchises are structured using a flat percentage (subject to volume-based incentives) model and we have faced increasing competition from franchisors utilizing alternative models. Taking into account competitive factors, we may, from time to time, restructure or revise the model used at one or more franchised brands.
Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring or prospective franchisees products and services similar to ours at rates that are lower than we charge. We also face the risk that currently unaffiliated brokers may not enter into franchise agreements with us because they believe they can compete effectively in the market without the need to license a brand of a franchisor and receive services offered by a franchisor or because they may believe that their business will be more attractive to a prospective purchaser without the existence of a franchise relationship. Regional and local franchisors as well as franchisors offering different franchise models or services provide additional competitive pressure. To effectively compete with competitor franchisors and to recruit new franchisees, we may have to take actions that would result in increased costs to us (such as increased sales incentives to franchisees) or decreased royalty payments to us (such as a reduction in or cap on the fees we charge our franchisees, including lower royalty rates), which may have a material adverse effect on our earnings and growth opportunities. In addition, our continued implementation of strategic initiatives intended to add new franchisees and grow our agent base through the introduction of new franchisee fee models and brands, while intended to capture additional market share with brokers unaffiliated with our brands, could result in greater intra-brand competition among our brands.
Leads Generation Business. The ability of a brokerage, whether company owned or franchised, to provide its independent sales agents with high-quality leads is increasingly important to the recruitment and retention of independent sales agents and sale agent teams and the attraction and retention of franchisees. Numerous companies that market and sell residential real estate leads to independent sales agents, including listing aggregators, compete with our real estate benefit programs and other lead generation programs.
Relocation Operations. Competition in our corporate relocation operations is based on capabilities, price and quality. We compete primarily with global outsourced and regional relocation services providers in the corporate relocation operations. The larger outsourced relocation services providers that we compete with include SIRVA, Inc., BGRS, Weichert Relocation Resources, Inc. and Crown Relocations. Competition is expected to continue to intensify as an increasingly higher percentage of relocation clients reduce their global relocation benefits and related spend.
Title Agency and Title Underwriting Businesses. The title, escrow and settlement services and title underwriting businesses are highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. In certain parts of the country our title agency business competes with small title agents and attorneys while in other parts of the country our competition is the larger title underwriters and national vendor management companies. In addition, our title underwriter competes with other underwriters, including the various brands of national competitors including Fidelity National Title Insurance Company, First American Title Insurance Company, Stewart Title Guaranty Company and Old Republic Title Company.
For additional information on the competitive risks facing our businesses, see "Item 1A.—Risk Factors—Strategic & Operational Risks—The businesses in which we operate are intensely competitive, which has had and may continue to have a negative impact on our market share and put upward pressure on the average share of commissions earned by independent sales agents, which has and could continue to adversely affect our financial performance."
Government and Other Regulations
RESPA. RESPA, state real estate brokerage laws and similar laws in countries in which we do business restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent impose limitations on arrangements involving our real estate franchise, real estate brokerage, settlement services, lead generation, and relocation operations or the business of our mortgage origination joint venture. In addition, with respect to our company owned real estate brokerage, lead generation, relocation and title, escrow and settlement and title underwriting services businesses as well as our mortgage origination joint venture, RESPA and similar state laws generally require timely disclosure of certain relationships or financial interests with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) administers RESPA. Some state authorities have also asserted enforcement rights.
RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between title underwriters and agents, real estate brokers and agents and market-based fees for the provision of goods or services and marketing arrangements.  In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met.  We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA.  However, RESPA compliance may become a greater challenge under certain administrations, including the current administration, for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes. Some regulators and other parties have advanced novel and stringent interpretations of RESPA including assertions that any provision of a thing of value in a separate, but contemporaneous transaction with a referral constitutes a breach of RESPA on the basis that all things of value exchanged should be deemed in exchange for the referral. Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees.
We are also subject to state laws limiting or prohibiting inducements, cash rebates and gifts to consumers, which impacts our lead generation business.
Franchise Regulation. In the U.S., the sale of franchises is regulated by various state laws, as well as by federal law under the jurisdiction of the Federal Trade Commission (the "FTC"). The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, multiple states and U.S. territories have "franchise relationship laws" or "business opportunity laws" that limit the ability of franchisors to terminate franchise agreements (including mandated notice or cure periods), to discriminate unfairly among franchisees, or to withhold consent to the renewal or transfer of these agreements. Failure to comply with these laws could result in civil liability to the franchisors. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. Internationally, many countries have similar laws affecting franchising.
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

Worker Classification. Although the legal relationship between residential real estate brokers and licensed sales agents throughout most of the real estate industry historically has been that of independent contractor, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices, our company owned brokerage operations and our affiliated franchisees.
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
Changes in existing legislation, regulations or interpretations that are applicable to the residential real estate service industry may impact the Company. Certain jurisdictions have adopted or are considering adopting standards that are significantly more restrictive than those historically used in wage and hour cases, which could have a material adverse effect on our business and results of operations. There is active worker classification litigation in New Jersey against a competing residential real estate brokerage where the plaintiff seeks to reclassify independent sales agents as employees, from which the Company could be impacted if there is an adverse ruling. There have also been several challenges to the constitutionality and enforceability of a 2019 worker classification statute adopted in California (where Realogy Brokerage Group generated approximately 24% of its revenue in 2020) as it applies to other industries, which could potentially result in the statute being found unconstitutional and of no force — which could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in that state.
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
Multiple Listing Services Rules. We are a member of many multiple listing services ("MLSs"), a member-owner of certain MLSs, and a member of the National Association of REALTORS® ("NAR") and respective state realtor associations and, accordingly, are subject to each group's rules, policies, data licenses, and terms of service, which specify, among other things, how we may access and use MLS data and listings and how MLS data and listings must be displayed on our and our franchisees' websites and mobile applications. The rules of each MLS to which we belong can vary widely and are complex.
From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny. For example, in June 2018, the DOJ and FTC held a joint public workshop to explore competition issues in the residential real estate brokerage industry since the publication of the FTC and DOJ’s 2007 Report on Competition in the Real Estate Brokerage Industry. Subsequently, in November 2020, the Department of Justice ("DOJ") filed a civil lawsuit against NAR alleging that NAR established and enforced illegal restraints on the ways agents compete. Pursuant to a simultaneously filed proposed settlement, NAR agreed to repeal and modify its rules (which are generally used by member MLSs to implement their rules) to provide greater transparency to home buyers about the commissions of brokers representing home buyers (buyer brokers), eliminate rules that prohibit filtering MLS listings based on the level of buyer broker commissions, and change its rules and policy which limit access to lockboxes to only NAR-affiliated real estate brokers. In addition, buyer brokers cannot represent their services as free to clients to the extent such representations were being made. In entering this agreement with the DOJ, NAR admitted no liability, wrongdoing or truth of any allegations by the DOJ.
A variety of additional issues, beyond those alleged in the DOJ's civil lawsuit against NAR, were raised in the 2018 DOJ and FTC workshop that could be determined to be anti-competitive in the future, including whether average broker commission rates were too high, whether industry platforms should have free access to listings and concerns around dual agency. There can be no assurances as to whether the DOJ or FTC or their state counterparts will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination by the DOJ, FTC, or their state counterparts could result in industry investigations, legislative or regulatory action or other actions, any of which could have the potential to disrupt our business.
For a summary of certain legal proceedings in which NAR, Realogy and other large real estate brokerage companies are named defendants see Note 14, "Commitments and Contingencies—Litigation—Real Estate Litigation", in this Annual Report.

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
Antitrust, Competition and Bribery Laws. Our business is subject to antitrust and competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act, the Federal Trade Commission Act and the Clayton Act and related federal and state antitrust and competition laws in the U.S. The penalties for violating antitrust and competition laws can be severe. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, dividing markets, or engaging in other conduct that unreasonably restrains competition. Our company owned and franchised brokerages (and independent sales agents affiliated with such brokerages) are also required to comply with state and local laws related to dual agency (such as where the same brokerage represents both the buyer and seller of a home) and increased regulation of dual agency representation may restrict or reduce the ability of impacted brokerages to participate in certain real estate transactions.
Our international business activities, and in particular our relocation operations, must comply with applicable laws and regulations that impose sanctions on improper payments, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar laws of other countries.
Regulation of Title Insurance and Settlement Services. Nearly all states license and regulate title agencies/settlement service providers or certain employees and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States may periodically lower the insurance rates relative to loss experience and other relevant factors. States may also require title agencies, escrow companies and title underwriters to meet certain minimum financial requirements for net worth and working capital. In addition, the insurance laws and regulations of Texas, the jurisdiction in which our title insurance underwriter subsidiary, Title Resources, is domiciled, generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Generally, any person acquiring beneficial ownership of 10% or more of our voting securities would be presumed to have acquired indirect control of our title insurance underwriter subsidiary unless the Texas Department of Insurance, upon application, determines otherwise. Our insurance underwriter is also subject to a holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends. Our insurance underwriter must also defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets based on statutory requirements.
Certain states in which we operate have "controlled business" statutes which impose limitations on affiliations between providers of title, escrow and settlement services on the one hand, and real estate brokers, mortgage lenders and other real estate service providers on the other hand. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit we will be prepared to comply with any such rule. "Controlled business" typically is defined as sources controlled by, or which control, directly or indirectly, or are under common control with, the title agent. Pursuant to regulations in New York, title agents with affiliated businesses must make a good faith effort to obtain and be open for title insurance business from all sources and not business only from affiliated persons, including actively competing in the marketplace. A company's failure to comply with such statutes could result in the payment of fines and penalties or the non-renewal of the Company's license to provide title, escrow and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable "controlled business" statutes by ensuring that we generate sufficient business from sources we do not control.
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

Cybersecurity and Data Privacy Regulations. To run our business, it is essential for us to store and transmit sensitive personal information about our customers, prospects, employees, independent agents, and relocation transferees in our systems and networks. At the same time, we are subject to numerous laws, regulations, and other requirements, domestically and globally, that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, sale, or transfer of personal data. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs. For example, in the U.S., we are required to comply with the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information, as well as state statutes governing privacy and cybersecurity matters like the California Consumer Privacy Act ("CCPA") and the New York Department of Financial Services ("NYDFS") Cybersecurity Regulation.
The CCPA imposes new and comprehensive requirements on organizations that collect, sell and disclose personal information about California residents and employees. In November 2020, California passed Proposition 24, establishing the California Privacy Rights Act (“CPRA”), which will take effect January 1, 2023. The CPRA provides further requirements that will impact our businesses’ compliance efforts and operational risks as the CPRA differentiates “personal information” and “sensitive information,” expands the term “sale” to include sharing of personal information, and imposes data minimization and data retention requirements. The CPRA also established a new California Privacy Protection Agency, which is intended to take a more active role in enforcement of the law. Other states are likely to follow California’s lead and implement their own privacy statutes in the near term.
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
Internationally, the European Union’s General Data Protection Regulation ("GDPR") has conferred new and significant privacy rights on individuals (including employees and independent agents) and materially increased penalties for violations. On July 16, 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, one of the methods for transfers of personal data into the U.S. As a result, companies may have to rely on standard contractual clauses, or binding corporate rules for the transfer of personal data while awaiting further guidance or regulation. Other countries have also recently expanded on data privacy laws and regulations.
The Telephone Consumer Protection Act (“TCPA”) restricts certain types of telemarketing calls and the use of automatic telephone dialing systems and artificial or prerecorded voice messages. The TCPA also established a national Do-Not-Call registry. As the TCPA defines autodialing broadly and requires express written consent for certain communications to cellphones, our industry is vulnerable to claims made by class action consumers for contacts made by independent contractor real estate agents.
Finally, our security systems and IT infrastructure may not adequately protect against all potential security breaches, cyber-attacks, or other unauthorized access to personal information, including ransomware incidents. Third parties, including vendors or suppliers that provide essential services for our global operations, could also be a source of security risk to us if they experience a failure of their own security systems and infrastructure. We, our third-party service providers, franchisees, franchisee and company owned brokerage independent sales agents, and joint venture partners have experienced and expect to continue to experience these types of threats and incidents.
Defending against cyberattacks has led and will likely continue to lead to increased costs to us with respect to preventing, investigating, mitigating, insuring against and remediating these risks, as well as any related attempted or actual fraud. Our corporate errors and omissions and cybersecurity breach insurance may be insufficient to compensate us for losses that may occur. Any significant violations of privacy and cybersecurity laws and regulations could result in the loss of new or existing business, litigation, regulatory investigations, the payment of fines, damages, and penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations.

Item 1A.    Risk Factors.
You should carefully consider each of the following risk factors and all of the other information set forth in this Annual Report. Based on the information currently known to us, we believe that the following information identifies the material risk factors affecting our Company and our common stock. The events and consequences discussed in these risk factors could, in circumstances we may not be able to accurately predict, recognize, or control, have a material adverse effect on our business, growth, reputation, prospects, financial condition, operating results, cash flows, liquidity, and stock price. Please be advised that past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in the future.
Risks Related to Macroeconomic Conditions
The residential real estate market is cyclical and we are negatively impacted by downturns and constraints in this market.
The residential real estate market tends to be cyclical and typically is affected by changes in general economic and residential real estate conditions which are beyond our control. For example, the U.S. residential real estate industry was in a significant and lengthy downturn from the second half of 2005 through 2011. In 2020, in connection with the COVID-19 pandemic, U.S. residential real estate industry experienced significant volatility. As reported by NAR, the industry saw a 16% decline in closed homesale transaction volume in the second quarter of 2020 followed by a 29% increase in closed transaction volume in the second half of 2020, in each instance compared to the comparable 2019 period. We cannot predict the duration or continued strength of the housing recovery seen in the second half of 2020. If the residential real estate market were to materially slow or deteriorate, if the economy as a whole does not improve or continues to weaken, or if the broader real estate industry (including REITs, commercial and rental markets) were to experience a significant downtown, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business.
Any of the following factors related to the real estate industry could negatively impact the housing market and have a material adverse effect on our business by causing a lack of improvement or a decline in the number of homesales and/or stagnant or declining home prices, which in turn, could adversely affect our revenues and profitability:
•insufficient or excessive home inventory levels by market or price point;
•decreasing consumer confidence in the economy and/or the residential real estate market;
•an increase in potential homebuyers with low credit ratings or inability to afford down payments;
•stringent mortgage standards, reduced availability of mortgage financing or increasing down payment requirements or other mortgage challenges, including due to disrupted earnings;
•an increase in foreclosure activity;
•increases in mortgage rates;
•a reduction in the affordability of homes, including in connection with rising home prices;
•legislative or regulatory changes (including changes in regulatory interpretations or enforcement practices) that would adversely impact the residential real estate market, including changes relating to RESPA;
•federal, state and/or local income tax changes and other tax reform affecting real estate and/or real estate transactions, including the impact of the 2017 Tax Act;
•decelerated or lack of building of new housing for homesales, increased building of new rental properties, or irregular timing of new development closings leading to lower unit sales at Realogy Brokerage Group;
•homeowners retaining their homes for longer periods of time, including as a result of inventory shortages in new and existing housing;
•a decline in home ownership levels in the U.S., including as a result of changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, limits on the proclivity of home owners to purchase an alternative home due to constrained inventory, or changes in preferences to rent versus purchase a home; and
•other changes in consumer preferences, including a reversal of consumer trends that benefited the Company in the second half of 2020.

Adverse developments in general business and economic conditions could have a material adverse effect on our financial condition and our results of operations.
Our business and operations and those of our franchisees are sensitive to general business and economic conditions in the U.S. and worldwide. A deterioration in economic factors that particularly impact the residential real estate market and the business segments in which we operate whether broadly or by geography and price segments could have a material adverse effect on our results of operations and financial results. These factors include, but are not limited to: short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, rate of wage growth, consumer confidence, rate of economic growth or contraction, U.S. fiscal policy (including government spending and tax reform) and the general condition of the U.S. and the world economy.
The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Weak capital, credit and financial markets, instability of financial institutions, and/or the lack of available credit or lack of confidence in the financial sector could materially and adversely affect our business, financial condition and results of operations.
A host of factors beyond our control could cause fluctuations in these conditions, including pandemics and natural disasters, the political environment, U.S. immigration policies, disruptions in a major geoeconomic region or equity or commodity markets, acts or threats of war or terrorism or sustained pervasive civil unrest, or other geopolitical or economic instability, any of which could have a material adverse effect on our business, financial condition and results of operations.
For example, the COVID-19 crisis has had and is expected to continue to have a profound effect on the global economy and financial markets, which materially impacted relocation volume and contributed to significant homesale transaction volume volatility in 2020. Intensifying or continuing economic contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors such as potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise could have a material adverse impact on our business, financial condition and results of operations.
Monetary policies of the federal government and its agencies may have a material adverse impact on our operations.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board. These policies regulate the supply of money and credit in the U.S. and impact the real estate market through their effect on interest rates as well as the cost of our interest-bearing liabilities.
Increases in mortgage rates adversely impact housing affordability and we have been and could again be negatively impacted by a rising interest rate environment. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates. Increases in mortgage rates could also reduce the number of homesale refinancing transactions, which could materially adversely impact our earnings from our mortgage origination joint venture as well as the revenue stream of our title agency and title underwriting businesses. If interest rates were to rise, homebuilders may determine to discontinue or delay new projects, which could further contribute to inventory constraints. Changes in the Federal Reserve Board's policies, the interest rate environment, and the mortgage market are beyond our control, are difficult to predict, and could have a material adverse effect on our business, results of operations and financial condition.
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
The average broker commission rate for a homesale transaction is a key driver for both Realogy Brokerage and Realogy Franchise Groups. With the exception of 2020, since 2014, we have experienced approximately a one basis point decline in the average broker commission rate each year. Meaningful reductions in the average broker commission rate could materially adversely affect our revenues, earnings and financial results.

Continued or accelerated declines in inventory may result in insufficient supply, which could have a negative impact on homesale transaction growth.
Inventory levels for the existing home market have been declining over the past several years due to strong demand, in particular in certain highly sought-after geographies and at lower price points and are significant below historical average levels. Additional inventory pressure arises from periods of slow or decelerated new housing construction. In addition, real estate industry models that purchase homes for rental or corporate use (rather than immediate resale) can put additional pressure on available housing inventory, as may alternative competitors, such as traditional iBuying models. While a continuation of low inventory levels may contribute to favorable demand conditions and improved homesale price growth, insufficient inventory levels generally have a negative impact on homesale volume growth and can contribute to a reduction in housing affordability, which can result in some potential home buyers deferring entry into the residential real estate market. In periods of rapid inventory turnover there is an increased risk that new real estate listings will not keep pace with demand, which could also negatively impact homesale transaction volume. There is significant uncertainty as to whether the pattern seen in the second half of 2020 of low inventory, but increased homesale transactions driven by supply turnover will continue. Constraints in home inventory levels have typically had and may continue to have an adverse impact on the number of homesale transactions closed by Realogy Franchise and Brokerage Groups, which may limit our ability to grow revenue.
The COVID-19 crisis has and may again amplify risks to our business and worsening economic consequences of the crisis or the reinstatement of significant limitations on normal business operations could have a material adverse effect on our profitability, liquidity, financial condition and results of operations.
The impact of the COVID-19 crisis and the corresponding economic and other consequences stemming from the pandemic on our business and financial results will depend largely on future developments, which we are unable to accurately predict, including, but not limited to: the extent, duration and severity of the spread of the COVID-19 pandemic; the impact of vaccines and virus mutations; the extent of related governmental regulation (including those that preclude or strictly limit in-person showings of properties); the extent of related government financial support for franchisees, independent sales agents, consumers and corporations, including the termination or substantial curtailment of, or failure to extend, one or more federal and/or state monetary or fiscal programs meant to assist businesses and individuals navigate COVID-19 related financial challenges; evolving societal reactions to the pandemic; the duration and severity of the negative impact on the U.S. economy (including continued economic contraction or the failure of a recovery to be sustained) as well as capital, credit and financial markets (including with respect to increasing down payment requirements from mortgage lenders or other tighter mortgage standards or a reduction in the availability of mortgage financing as well as with respect to consumer, business and governmental credit defaults); the materiality of increases in mortgage delinquencies or foreclosure rates; the magnitude and duration of unemployment rates and adverse impact to wage growth; the related impact on consumer confidence, preferences and spending; and the magnitude of the financial and operational consequences to our franchisees, all of which are highly uncertain.
The crisis continues to have an adverse impact on our global relocation operations, which saw significant year-over-year declines in both domestic and international volume. All of our businesses could be negatively impacted if the crisis, including adverse economic consequences of the crisis, worsen, if directives and mandates requiring businesses to again curtail or cease normal operations are reinstated, if mortgage rates rise, if beneficial consumer trends weaken (including changes in consumer behavior in connection with wide-spread vaccination), if mortgage delinquencies or foreclosure rates materially increase, or if housing inventory constraints, across geographies and price point, limit homesale transaction growth. The impact on our business may be further amplified in the event that our affiliated franchisees experience adverse financial effects from the COVID-19 crisis or if the crisis is particularly acute in geographies or the high-end markets in which our company owned brokerages are concentrated.
In addition, we have observed continued strength in certain beneficial consumer trends that we believe are largely driven by behavioral changes related to the COVID-19 crisis, including home buyer preferences for certain geographies, such as suburban locations and attractive tax and weather destinations and second home purchases, which we believe has contributed to the recovery to date in the residential real estate market. We can provide no assurance as to whether these consumer trends may continue, whether at the same strength, or at all, or whether such trends will continue to have a positive effect on the residential real estate market recovery.
Negative impacts from the crisis or related changes in consumer behavior may be more pronounced in future periods and could have a material adverse effect on our results of operations and liquidity, notwithstanding any mitigation actions we may take, and may materially heighten the other risks described herein. In addition, we may determine that mitigating cost-saving initiatives, which may be material, are required and such actions may negatively impact our ability to advance our business strategy and our operations.
Strategic and Operational Risks
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
A variety of factors could impact our ability to execute on this strategy and grow revenue and earnings, including, but not limited to, intense competition from other brokerages as well as companies employing technologies or alternative models intended to disrupt historical real estate brokerage models, including the traditional iBuying model and other corporate-to-consumer models that minimize the role of agents; our ability to develop and deliver compelling products and services to independent sales agents and franchisees; our ability to generate high-quality leads to independent sales agents and franchisees; and our ability to adopt and implement commission plans (or pricing model structures) that are attractive to such agents (or such franchisees).
If we fail to successfully enhance our value proposition, we may fail to attract new or retain independent sales agents or franchisees, resulting in a reduction in commission income and royalty fees paid to us, which would have a material adverse effect on our results of operations. In addition, the continued execution of our strategy may also take longer or cost more than we currently anticipate and, even if we are successful in our recruitment and retention efforts, any additional revenue generated may not offset the related expenses we incur.
Our share of the commission income generated by homesale transactions may continue to shift to affiliated independent sales agents or erode due to market factors, which would further negatively affect our profitability.
Intense industry competition for agents combined with our strategic emphasis on the recruitment and retention of independent sales agents has and is expected to continue to put upward pressure on our commission expense, which has and could continue to negatively impact our profitability. Other market factors, including listing aggregator concentration and market power, could further erode our share of commission income.
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
Realogy Brokerage Group owns real estate brokerage offices located in and around large U.S. metropolitan areas where competition for independent sales agents and independent sales agent teams is particularly intense. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. For the year ended December 31, 2020, Realogy Brokerage Group realized approximately 24% of its revenues from California, 20% from the New York metropolitan area and 11% from Florida, which in the aggregate totals approximately 55% of its revenues. A downturn in the residential real estate market or economic conditions that is concentrated in these regions, or in other geographic concentration areas for us, could result in a decline in Realogy Brokerage Group's total gross commission income and profitability disproportionate to the downturn experienced throughout the U.S. and could have a material adverse effect on us. For example, New York City continued to meaningfully lag the U.S. residential real estate market during the second half of 2020, which had a negative impact on homesale transaction volume at our company owned brokerages. In addition, given the significant geographic overlap of our title, escrow and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have a disproportionate adverse effect on our title, escrow and settlement services business and mortgage origination joint venture as well.
Realogy Brokerage Group also has a significant concentration of transactions at the higher end of the U.S. real estate market and in high-tax states. The effects of the 2017 Tax Act may be more impactful in states where average home prices, state and local incomes taxes, and/or property taxes are high, including California and the New York tri-state area. Likewise, the effects of certain state and local tax reform, such as the mansion tax or proposed "pied-a-terre" tax in New York City, may have a deeper impact on our business. A shift in transactions from high-tax to low-tax states or in Realogy Brokerage Group's mix of property transactions from high range to lower and middle range homes would adversely affect the average price of Realogy Brokerage Group's closed homesales. Such a shift, absent an increase in transactions, would have an adverse effect on our operating results. Due to Realogy Brokerage Group's concentration in high-end real estate, its business may also be adversely impacted by capital controls imposed by foreign governments that restrict the amount of capital individual citizens may legally transfer out of their countries. In addition, Realogy Brokerage Group continues to face heightened competition for both homesale transactions and high performing independent sales agents because of its prominent position in the higher end housing markets.
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
We may not successfully develop or procure products, services and technology that supports our strategic initiatives, which could have a material adverse effect on our results of operations.
Our future success depends in part on our ability to continuously develop and improve, or procure, products, services, and technologies, that are compelling to independent sales agents, franchisees and consumers (including consumers of our ancillary services businesses). We have expended and expect to continue to expend substantial time, capital, and other resources to identify the needs of our company owned brokerages, franchisees, independent sales agents and their customers and to develop product, service and technology offerings to meet their needs as well as those that will further complement our businesses.
We may incur unforeseen expenses in the development of enhancements to products, services and technology, or may experience competitive delays in introducing new offerings as quickly as we would like. In addition, the increasingly competitive industry for technology talent may impact our ability to attract and retain employees involved in developing our technology products and services. We also rely on third-parties for the development of certain key products, including our next generation customer relationship management tool for agents and brokers. We have experienced delays in this project and further delays could have a negative impact on our recruitment and retention efforts, which may be material. Furthermore, the investment and pace of technology development continues to accelerate across the industry, creating risk in the relative timing and attractiveness of our technology products and services, and there can be no assurance that affiliated franchisees, independent sales agents in our franchise system (including those affiliated with our company owned brokerages), or customers will choose to use the technology products and services we may develop or that affiliated agents or franchisees will find such products and services compelling. In addition, our competitors may develop products or services that are preferred by agents, franchisees and/or consumers, which could have a negative impact on our competitive position and financial results. Further, third parties utilizing our open architecture platform may not create tools that integrate with our solutions or meet the needs of agents and franchisees in a timely or effective manner, or at all.
In addition, we have made and may continue to make strategic investments in companies and joint ventures developing products, services and technologies that we believe will support our strategy and we may not realize the anticipated benefits from these investments or be able to recover our investments in such companies and joint ventures and such offerings may not become available to us or may become available to our competitors. For example, our efforts to create a more integrated transaction experience for consumers through our title agency and underwriting businesses and mortgage origination joint venture may not result in increased revenues or earnings, if competitors offer more attractive rates or are perceived as offering a better transactional experience by agents or consumers.
Any of the foregoing could adversely affect our value proposition to affiliated agents and franchisees, the productivity of independent sales agents or our ability to capture increased economics associated with homesale transactions, which in turn could adversely affect our competitive position, business and results of operations.

The businesses in which we operate are intensely competitive, which has had and may continue to have a negative impact on our market share and put upward pressure on the average share of commissions earned by independent sales agents, which has and could continue to adversely affect our financial performance.
We face intense competition in the residential real estate services business, including with respect to independent sales agent recruitment and retention and the attraction and retention of franchisees, which has negatively impacted our efforts to grow market share. Competitive pressures come from a variety of sources, such as other real estate franchisors and brokerages, including those seeking to disrupt historical real estate brokerage models as well as virtual brokerages or brokerages that operate in a more virtual fashion, other industry participants seeking to eliminate brokers or agents from, or minimize the role they play in, the homesale transaction, and other industry participants otherwise competing for a portion of gross commission income as well as the other sources discussed under "Item 1.—Business—Competition" in this Annual Report.
Increasingly, independent sales agents have affiliated with brokerages that offer a different mix of services to the agent, allowing the independent sales agent to select the services that they believe allow them to retain a greater percentage of the commission and purchase services from other vendors as needed. If this trend continues and we and our franchisees are unable to compete with a combination of continuously improved value proposition and/or alternative approaches to commission plans that appeal to a broad base of independent sales agents in a profitable and effective manner, we and our franchisees may fail to attract and retain independent sales agents. If we or our franchisees fail to attract and retain successful independent sales agents or we or they fail to replace departing successful independent sales agents with similarly productive independent sales agents, the gross commission income generated by our company owned brokerages and franchises may decrease, which may have a material adverse impact on our business and financial results. These competitive market factors also impact our franchisees and such franchisees have and may continue to seek reduced royalty and/or capped fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us. In addition, competition for sales agents has and could cause us to increase the amounts that we spend on marketing and the development of products and services that we believe will appeal to such agents.
Our franchise business is also highly competitive. To remain competitive in the sale of franchises and to retain our existing franchisees, we may have to reduce the fees we charge our franchisees, increase the amount of other incentives we issue or take other actions or employ other models, which may have a material adverse effect on our earnings and growth opportunities. If we fail to successfully offer franchisees compelling value propositions, we may fail to attract new franchisees and expiring franchisees may not renew their agreements with us, resulting in a reduction in royalty fees paid to us. In addition, our continued implementation of strategic initiatives intended to add new franchisees and grow our agent base through the introduction of new franchisee fee models and brands, while intended to capture additional market share with brokers unaffiliated with our brands, could result in greater intra-brand competition among our brands. In addition, we may incur increased expenses related to the development of products and services and marketing.
Competition in our related businesses, including title, escrow and settlement services, title underwriting, relocation services, leads generation, and our mortgage origination joint venture is also acute. Numerous companies that market and sell residential real estate leads to independent sales agents, including listing aggregators, compete with our real estate benefit programs and other lead generation programs. Competition is expected to continue to intensify in our relocation operations as an increasingly higher percentage of relocation clients reduce their global relocation benefits and related spend.
The real estate brokerage industry has minimal barriers to entry for new participants and a growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions, including new entrants that employ technologies intended to disrupt historical real estate brokerage models, minimize or eliminate the role brokers and sales agents perform in the homesale transaction process, and/or shift the nature of the residential real estate transaction from the historic consumer-to-consumer model to a corporate-to-consumer model. The significant size of the U.S. real estate market has continued to attract outside capital investment in traditional and disruptive competitors that seek to access a portion of this market, which has and is likely to continue to contribute to the competitive environment. Meaningful gains in market share by these alternative models, including traditional iBuying models, and/or the introduction of additional competitors may adversely impact our market share and harm our business. Competitive factors have had and may continue to have a negative impact on our market share and put upward pressure on the average share of commissions earned by independent sales agents, which has and could continue to adversely affect our financial performance.

Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, which may have a material adverse effect on our results of operations and financial condition.
The concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions, including expanding into the brokerage business, charging significant referral fees, charging listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages.
One dominant listing aggregator has introduced an iBuying offering to consumers and recently launched a brokerage with employee sales agents in several locations to support this offering and has joined many local MLSs as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in the MLSs or MLS syndication feeds. If this listing aggregator or another aggregator is successful in gaining market share with such offering, it could control significant industry inventory and an increasing portion of agent referrals, including the ability to direct referrals to agents and brokers that share revenue with them. In addition, this listing aggregator may attempt to use its growing access to key data spanning the home buying experience to displace or pre-empt its competitors before they can reach customers.
Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry including, but not limited to:
•broadening and/or increasing fees for their programs that charge brokerages and their affiliated sales agents fees including, referral, listing, display, advertising and related fees or introducing new fees for new or existing services;
•setting up competing brokerages and/or expanding their offerings to include products (including agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us;
•not including our or our franchisees' listings on their websites;
•controlling significant inventory and agent referrals, tying referrals to use of their products, and/or engaging in preferential or exclusionary practices to favor or disfavor other industry participants;
•utilizing their aggregated data for competitive advantage and/or establishing oppressive contract terms, including with respect to data sharing requirements; and/or
•disintermediating our relationship with affiliated franchisees and independent sales agents and/or the relationship between the independent sales agent and the buyers and sellers of homes.
Such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with our franchisees and our and our franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes.
We may not be able to generate a meaningful number of high-quality leads for affiliated independent sales agents and franchisees, which could materially adversely impact our revenues and profitability.
A key component of our growth strategy is focused on providing affiliated independent sales agents and franchisees with high-quality leads, including through company-directed real estate benefit programs. We expect that significant time and effort and meaningful investment will be required to increase awareness of and consumer participation in existing and new real estate benefit programs and other lead generation programs and partnerships. In addition, our leads generation business is highly regulated, subject to complex federal and state laws (including RESPA and similar state laws as well as state laws limiting or prohibiting inducements, cash rebates and gifts to consumers), and subject to changing economic and political influences. A change in such laws, or more restrictive interpretations of such laws by administrative, legislative or other governmental bodies, could have a material adverse effect on this business. Even if we are successful in our efforts to increase awareness of, and participation in, our lead generation programs, such programs may not generate a meaningful number of high-quality leads, which could negatively impact our ability to recruit and retain independent sales agents and attract and retain new franchisees and could materially adversely affect our revenues and profitability, including as a result of the loss of downstream revenues at our franchise, brokerage and title businesses as well as our minority-owned mortgage origination joint venture.

If our largest real estate benefit program client or multiple significant relocation clients cease or reduce volume under their contracts with us, our revenues and profitability would be materially adversely affected.
Contracts with our real estate benefit program and relocation clients are generally terminable at any time at the option of the client, do not require such client to maintain any level of business with us and are non-exclusive. Our real estate benefit program revenues are highly concentrated.
If our largest real estate benefit program client or multiple significant relocation clients cease or reduce volume under their contracts with us, our revenues (including downstream revenue at Realogy Franchise, Brokerage and Title Groups) and profitability would be materially adversely affected.
Our financial results are affected by the operating results of our franchisees.
Realogy Franchise Group receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of Realogy Franchise Group are dependent upon the operational and financial success of our franchisees. If industry trends or economic conditions worsen or do not improve or if one or more of our top performing franchisees become less competitive or leaves our franchise system, our franchisees' financial results may worsen and our royalty revenues may decline, which could have a material adverse effect on our revenues and profitability. In addition, we may have to increase our bad debt and note reserves, including with respect to the conversion notes we extend to eligible franchisees, which are forgiven ratably over the term of the franchise agreement upon satisfaction of certain revenue performance-based thresholds. We may also have to terminate franchisees due to non-payment.
Consolidation among our top 250 franchisees may cause our royalty revenue to grow at a slower pace than homesale transaction volume.
Although during 2020, none of our franchisees (other than Realogy Brokerage Group) generated more than 1.5% of the total revenue of our real estate franchise business, a significant majority of this segment's revenue is generated from our top 250 franchisees, which have grown faster than our other franchisees through organic growth and market consolidation in recent years. If the amount of gross commission income generated by our top 250 franchisees continue to grow at a quicker pace relative to our other franchisees, we would expect to experience pressure on our royalty revenue, which we would expect to continue to increase, but at a slower pace than homesale transaction volume due to increased volume incentives, lower negotiated rates, and other incentives earned by such franchisees, both of which directly impact our royalty revenue.
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
Our franchisees are independent business operators and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards or may not affiliate with effective independent sales agents or employees. If our franchisees or their independent sales agents were to engage in negligent or intentional misconduct or provide diminished quality of service to customers, our image and reputation may suffer materially and adversely affect our results of operations. Negligent or improper actions involving our franchisees or master franchisees, including regarding their relationships with independent sales agents, clients and employees, may also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.
Additionally, franchisees and their independent sales agents (including those handling properties for our relocation operations) may engage or be accused of engaging in unlawful or tortious acts, such as violating the anti-discrimination requirements of the Fair Housing Act or failing to make necessary disclosures under federal and state law. Such acts or the accusation of such acts could harm our brands' image, reputation and goodwill or compromise our relocation operations relationships with clients.
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
We do not own two of our brands and significant disagreements with, difficulties in the business of, or changes in the licensing strategy of the brand owners could disrupt our business and/or negatively reflect on the brand and the brand value.
The Sotheby's International Realty® and Better Homes and Gardens® Real Estate brands are owned by the companies that founded these brands. Under separate long-term license agreements, we are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the successful protection of those brands. Any significant disagreements with, difficulties in the business of, or changes in the licensing strategy of the brand owners could disrupt our business and/or negatively reflect on the brand and the brand value. For additional information see "Item 1.—Business—Realogy Franchise Group—Intellectual Property".
Continued reductions in corporate relocations or relocation benefits together with the impact of the COVID-19 crisis and decreases in U.S. immigration has had and may continue to have a material adverse impact on the operating results of our relocation operations.
Many of the general residential housing trends impacting our businesses that derive revenue from homesales also impact our relocation services business. Additionally, key performance drivers of our relocation operations include global corporate spending on relocation services, which continue to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move, our relocation operations has been increasingly subject to a competitive pricing environment and lower average revenue per relocation. Lower volume growth, in particular with respect to global relocation activity, has also impacted the operating results of our relocation operations. The COVID-19 crisis as well as recent U.S. immigration and visa restrictions have exacerbated these trends. These factors may continue to put pressure on the growth and profitability of this segment. In addition, the greater acceptance of remote work arrangements during the COVID-19 crisis has the potential to have a negative impact on relocation volumes in the long-term.
The failure of third-party vendors or partners to perform as we expect or appropriately manage risks, or our failure to adequately monitor third-party performance, could result in harm to our reputation and have a material adverse effect on our business and results of operations.
We engage with third-party vendors and partners in a variety of ways, ranging from strategic collaborations and product development to running key internal operational processes and critical client systems.  In many instances, these third parties are in direct contact with our customers in order to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third-parties may be in possession of personal information of our customers or employees. In other instances, these third-parties may play a critical role in developing products and services central to our business strategy. For example, we have engaged with strategic third-party partners to develop the next generation of certain key brand, broker and agent tools, including our customer relationship management product and to provide the majority of our external software development. Our third-party partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay us, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.
If our third-party partners or vendors were to fail to perform as we expect, fail to appropriately manage risks, provide diminished or delayed services to our customers or face cybersecurity breaches of their information technology systems, or if we fail to adequately monitor their performance, our operations and reputation could be materially adversely affected, in particular any such failures related to the development of key products. Depending on the function involved, vendor or third-party application failure or error may lead to increased costs, business disruption, distraction to management, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, loss of customers, damage to our reputation, or litigation, regulatory claims and/or remediation costs (including claims based on theories of breach of contract, vicarious liability, negligence or failure to comply with laws and regulations). Third-party vendors and partners may also fail to maintain or keep adequate levels of insurance, which could result in a loss to us or expose us to litigation. In addition, although we have a Vendor Code of Conduct, we may be subject to the consequences of fraud, bribery, or misconduct by employees of our vendors, which could result in significant financial or reputational harm. The actions of our third-party vendors and unaffiliated third-party developers are beyond our control. We face the same risks with respect to subcontractors that might be engaged by our third-party vendors and partners.
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
Cybersecurity incidents could disrupt business operations and result in the loss of critical and confidential information or litigation or claims arising from such incidents, any of which could have a material adverse effect on our reputation and results of operations.
We face growing risks and costs related to cybersecurity threats to our operations, our data and customer, franchisee, employee and independent sales agent data, including but not limited to:
•the failure or significant disruption of our operations from various causes, including human error, computer malware, ransomware, insecure software, zero-day threats, threats to or disruption of joint venture partners or of third-party vendors who provide critical services, or other events related to our critical information technologies and systems;
•the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our businesses, officers, employees, franchisees and company owned brokerage independent sales agents and their customers (including via systems not directly controlled by us, such as those maintained by our franchisees, affiliated independent sales agents, joint venture partners and third party service providers, including our third-party relocation service providers); and
•the reputational, business continuity and financial risks associated with a loss of data or material data breach (including unauthorized access to, or destruction or corruption of, our proprietary business information or personal information of our customers, employees and independent sales agents), the transmission of computer malware, cyberattacks, or the diversion of homesale transaction closing funds.
In the ordinary course of our business, we and our third-party service providers, our franchisee and company owned brokerage sales agents and our relocation operations collect, store and transmit sensitive data, including our proprietary business information and intellectual property and that of our clients as well as personal information, sensitive financial information and other confidential information of our employees, customers and the customers of our franchisee and company owned brokerage sales agents.

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
Moreover, the real estate industry is actively targeted by cyber-attacker attempts to conduct electronic fraudulent activity directed at participants in real estate services transactions. These attacks, when successful, can result in fraud, including wire fraud related to the diversion of home sale transaction funds, or other harm, which could result in significant claims and reputational damage to us, our brands, our franchisees, and our independent sales agents and could also result in material increases in our operational costs. Further, these threats to our business may be wholly or partially beyond our control as our franchisees as well as our customers, franchisee and company owned brokerage independent sales agents and their customers, joint venture partners and third-party service providers may use e-mail, computers, smartphones and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.
Cybersecurity incidents, depending on their nature and scope, could potentially result in, among other things, the misappropriation, destruction, corruption or unavailability of critical systems, data and confidential or proprietary information (our own or that of third parties, including personal information and financial information) and the disruption of business operations. The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.
Our security systems and IT infrastructure may not adequately protect against all potential security breaches, cyber-attacks, or other unauthorized access to personal information, including ransomware incidents. We, our third-party service providers, franchisees, franchisee and company owned brokerage independent sales agents, and joint venture partners have experienced and expect to continue to experience these types of threats and incidents. Defending against cyberattacks has led and will likely continue to lead to increased costs to us with respect to preventing, investigating, mitigating, insuring against and remediating these risks, as well as any related attempted or actual fraud. Our corporate errors and omissions and cybersecurity breach insurance may be insufficient to compensate us for losses that may occur.
Moreover, we are required to comply with growing regulations both in the United States and in other countries where we do business that regulate cybersecurity, privacy and related matters, some of which impose steep fines and penalties for noncompliance, which would likely not be covered by cybersecurity breach insurance.
Increases in mortgage rates or tightened mortgage underwriting standards may result in declines in homesale transaction growth as well as mortgage and refinancing activity.
Increases in mortgage rates, which have been at historic low levels, adversely impact housing affordability and we have been and could again be negatively impacted by a rising interest rate environment, which may result in declines in homesale transactions and refinancing activity. In addition, the imposition of more stringent mortgage underwriting standards or a reduction in the availability of alternative mortgage products could also reduce homebuyers' ability to access the credit markets on reasonable terms and adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes. In addition, the combination of tightened mortgage underwriting standards with first-time homebuyers who have heavy debt and may be unable to satisfy down payment requirements may intensify first-time homebuyer concerns about investing in a home and impact their ability or willingness to enter into a homesale transaction. A decline in the number of homesale transactions or mortgage and refinancing activity due to the foregoing would adversely affect our operating results.
We may not realize the expected benefits from our mortgage origination joint venture or from other existing or future joint ventures.
Guaranteed Rate Affinity, our non-exclusive mortgage origination joint venture with Guaranteed Rate, has been and may again be materially adversely affected by changes affecting the mortgage industry, which is inherently cyclical in nature. Such changes may include, but are not limited to, regulatory changes, increases in mortgage interest rates or other changes in market conditions, consumer trends, high levels of competition and decreases in operating margins. Any of these changes may be subject to increased volatility due to the COVID-19 crisis and could result in a decline in earnings, which may be material, from this joint venture. In addition, our joint venture or our partner could face operational or liquidity risks, such as litigation or regulatory investigations that may arise. Any of the foregoing could have an adverse impact, which may be material, on our earnings and dividends from Guaranteed Rate Affinity. Operational, liquidity, regulatory, macroeconomic and competitive risks also apply to our other existing joint ventures and would likely apply to any joint venture we may enter into in the future.
In addition, when we hold a minority stake in a joint venture, we generally do not exercise control over day-to-day operations of the joint venture. For example, under the Operating Agreement governing Guaranteed Rate Affinity, we own a 49.9% equity interest and have certain governance rights related to the joint venture, but do not have control of the day-to-day operations of the joint venture. Rather, our joint venture partner, Guaranteed Rate, is the managing partner of the venture and makes decisions with respect to the day-to-day operation of the venture. Our current or future joint venture partners may make decisions which may harm the joint venture or are contrary to our best interests, including by pursuing opportunities outside of the joint venture. Additionally, even if we hold a minority interest in any joint venture, improper actions by our joint venture partners may also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Any of the foregoing may have a material adverse effect on our results of operations or equity interest in the applicable joint venture.
We may be unable to achieve or maintain cost savings and other benefits from our cost-saving initiatives.
We continue to engage in business optimization and cost-saving initiatives that focus on maximizing the efficiency and effectiveness of the cost structure of each of the Company's businesses.  These actions are designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. We may not be able to achieve these improvements in the efficiency and effectiveness of our operations or cost structure and, even if achieved, any cost-savings realized may not be sufficient to off-set ongoing inflationary pressures, including those related to employees and leases, or to offset continued pressure on the share of commission income paid to affiliated independent sales agents. We also may incur greater costs than currently anticipated to achieve these savings and we may not be able to maintain these cost savings and other benefits in the future. Failure to improve the efficiency and effectiveness of our cost structure could have a material adverse effect on our competitive position, business, financial condition, results of operations and cash flows.
Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures or refranchisings, could adversely affect our business, financial condition or results of operations.
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, divestitures, refranchisings and other strategic transactions. Potential issues associated with these activities could include, among other things: our ability to complete or effectively manage such transactions on terms commercially favorable to us or at all; our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and diversion of management’s attention from day-to-day operations. In addition, the success of any future acquisition strategy we may pursue will depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and for target companies to find our acquisition proposals more favorable than those made by other competitors. If an acquisition or joint venture is not successfully completed or integrated into our existing operations (including our internal controls and compliance environment), or if a divestiture or refranchising is not successfully completed or managed or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.
Risks Related to Our Indebtedness
Our liquidity has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations.
We are significantly encumbered by our debt obligations. As of December 31, 2020, our total debt, excluding our securitization obligations, was $3,207 million (without giving effect to outstanding letters of credit). As a result, a substantial portion of our cash flows from operations must be dedicated to the payment of interest and required amortization on our indebtedness and, as a result, is not available for other purposes, including our operations, capital expenditures, technology, share repurchases, dividends and future business opportunities or principal repayment. Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations.
Our significant indebtedness and interest obligations could prevent us from meeting our obligations under our debt instruments and could adversely affect our ability to fund our operations, invest in our business or pursue growth opportunities, react to changes in the economy or our industry, or incur additional borrowings under our existing facilities.
Our leverage could have important consequences, including the following:
•it could cause us to be unable to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility and Term Loan A Facility;
•it could cause us to be unable to meet our debt service requirements under our debt agreements or meet our other financial obligations;
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
A material decline in our ability to generate EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement governing the Senior Secured Credit Facility could result in our failure to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility (including the Revolving Credit Facility) and Term Loan A Facility, which would result in an event of default if we fail to remedy or avoid a default as permitted under the applicable debt arrangement.
Our debt risk may also be increased as a result of competitive pressures that reduce margins and free cash flow. If our EBITDA calculated on a Pro Forma Basis were to decline and/or we were to incur additional senior secured debt (including borrowings under the Revolving Credit Facility), our ability to borrow the full capacity under the Revolving Credit Facility (without refinancing secured debt into unsecured debt) could be limited as we must maintain compliance with the senior secured leverage ratio under the Senior Secured Credit Agreement. Any inability to borrow sufficient funds to operate our business could have a material adverse impact on our business, results of operations and liquidity.
Restrictive covenants under our Senior Secured Credit Facility, Term Loan A Facility, and indentures governing the Unsecured Notes may limit the manner in which we operate.
Our Senior Secured Credit Facility, Term Loan A Facility, and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes contain, and any future indebtedness we may incur may contain, various negative covenants that restrict our ability to, among other things:
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
In addition, as discussed elsewhere in this Annual Report, we have entered into amendments to the Senior Secured Credit Agreement and Term Loan A Agreement, which temporarily ease the required senior secured leverage ratio, but also tighten certain other covenants during the covenant period, including reducing or eliminating the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments.
An event of default under our Senior Secured Credit Facility, the Term Loan A Facility or the indentures governing our other material indebtedness would adversely affect our operations and our ability to satisfy obligations under our indebtedness.
If we are unable to comply with the senior secured leverage ratio covenant under the Senior Secured Credit Facility or Term Loan A Facility due to a material decline in our ability to generate EBITDA calculated on a Pro Forma Basis (as defined in the Senior Secured Credit Agreement) or otherwise or if we are unable to comply with other restrictive covenants under those agreements or the indentures governing our Unsecured Notes or 7.625% Senior Secured Second Lien Notes and we fail to remedy or avoid a default as permitted under the applicable debt arrangement, there would be an "event of default" under such arrangement.
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
•could require us to apply all of our available cash to repay these borrowings; or
•could prevent us from making payments on the Unsecured Notes or 7.625% Senior Secured Second Lien Notes, any of which could result in an event of default under the indentures governing such notes or our Apple Ridge Funding LLC securitization program.
If we were unable to repay the amounts outstanding under our Senior Secured Credit Facility, Term Loan A Facility or 7.625% Senior Secured Second Lien Notes, the lenders and holders of such debt could proceed against the collateral granted to secure those debt arrangements. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under those debt arrangements accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Secured Credit Facility, Term Loan A Facility, 7.625% Senior Secured Second Lien Notes and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Upon the occurrence of an event of default under the indentures governing our Unsecured Notes and 7.625% Senior Secured Second Lien Notes, the trustee or holders of 25% of the outstanding applicable notes could elect to declare the principal of, premium, if any, and accrued but unpaid interest on such notes to be due and payable. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
We have substantial indebtedness that will mature or expire in 2023 and we may not be able to refinance with terms as favorable as the terms of the maturing debt.
After giving effect to the January and February 2021 offerings of an aggregate of $900 million 5.75% Senior Notes and the 2021 Amendments to the Senior Secured Credit Facility and Term Loan A Facility described in Note 20, "Subsequent Events", to the Consolidated Financial Statements in this Annual Report, we had $604 million of outstanding indebtedness at December 31, 2020 that will mature in 2023 (excluding our securitization obligations) and an additional $237 million of outstanding indebtedness that is subject to earlier springing maturity in 2023. In addition, any outstanding borrowings under the Revolving Credit Facility (consisting of the Non-Extended Revolving Credit Commitment and the Extended Revolving Credit Commitment), mature in February 2023 and February 2025 (subject to certain earlier springing maturity), respectively).

We continue to evaluate potential refinancing and financing transactions, including refinancing certain tranches of our indebtedness and extending maturities, among other potential alternatives. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. The high-yield market may not be accessible to companies with our debt profile and such or other financing alternatives may not be available to us on commercially reasonable terms, terms that are acceptable to us, or at all. Any future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Refinancing debt at a higher cost would affect our operating results. We could also issue public or private placements of our common stock or preferred stock or convertible notes, any of which could, among other things, dilute our current stockholders and materially and adversely affect the market price of our common stock.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to refinance our debt or obtain additional debt financing in the future.
Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) as well as any actual or anticipated placement on negative outlook by a rating agency could make it more difficult or more expensive for us to refinance our debt or obtain additional debt financing in the future.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
At December 31, 2020, $1,732 million of our borrowings under our Senior Secured Credit Facility and Term Loan A Facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease. Although we have entered into interest rate swaps involving the exchange of floating for fixed rate interest payments to reduce interest rate volatility for a significant portion of our variable rate borrowings, such interest rate swaps do not eliminate interest rate volatility for all of our variable rate indebtedness at December 31, 2020. Such hedging arrangements may not be favorable to us and could result in increased interest expense and mark-to-market liabilities.
The phase-out of LIBOR, or the replacement of LIBOR with SOFR or a different reference rate or modification of the method used to calculate LIBOR, may adversely affect interest rates which may have an adverse impact on us.
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under our Senior Secured Credit Facility and Term Loan A Facility. Our interest rate swaps are also based on LIBOR.
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and LIBOR and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. In response to concerns regarding the future of LIBOR, the United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities: the Secured Overnight Financing Rate, or ‘‘SOFR.’’ We are unable to predict whether SOFR will attain market traction as a LIBOR replacement or the impact of other reforms, whether currently enacted or enacted in the future. Any new benchmark rate, including SOFR, will likely not replicate LIBOR exactly and if future rates based upon a successor rate are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have a material adverse effect on our financial condition and results of operations.

We may be unable to continue to securitize certain of the relocation assets of Cartus Relocation Services, which may adversely impact our liquidity.
At December 31, 2020, $106 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of Cartus Relocation Services under two lending facilities. We have provided a performance guaranty which guarantees the obligations of Cartus Relocation Services and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities. The securitization markets have experienced, and may again experience, significant disruptions, including in connection with the COVID-19 crisis, which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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
Regulatory and Legal Risks
There may be adverse financial and operational consequences to us and our franchisees if independent sales agents are reclassified as employees.
Although the legal relationship between residential real estate brokers and licensed sales agents throughout most of the real estate industry historically has been that of independent contractor, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices, our company owned brokerage operations, and our affiliated franchisees.
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
Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs as a result of numerous laws, regulations, and other requirements, domestically and globally, that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, sale, or transfer of personal data. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, we are required to comply with the European Union's GDPR and in the U.S. we are required to comply with numerous federal and state statutes governing privacy and cybersecurity matters such as the CCPA and the NYDFS Cybersecurity Regulation, and other states are expected to implement their own privacy and cybersecurity statutes in the near term. See "Item 1.—Business—Government and Other Regulations—Cybersecurity and Data Privacy Regulations" in this Annual Report for additional information.
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

Any significant violations of privacy and cybersecurity laws and regulations (including those involving joint ventures or our third-party vendors or partners) could result in the loss of new or existing business (including potential home buyers or sellers, our corporate relocation or real estate benefit program clients, their employees or members, respectively, franchisees, independent sales agents and lender channel clients), litigation, regulatory investigations, the payment of fines, damages, and penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations. With an increased percentage of our business occurring virtually, there is an enhanced risk of a potential violation of the expanding privacy and cybersecurity laws and regulations.
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
Our company owned real estate brokerage, leads generation, relocation, title underwriting and title, escrow and settlement services businesses, as well as our mortgage origination joint venture and the businesses of our franchisees are highly regulated and subject to changing economic and political influences. We must comply with numerous laws and regulations both domestically and abroad. For example, we must comply with RESPA, state real estate brokerage laws and similar laws in countries in which we do business, which restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance and title insurance). Such laws may to some extent impose limitations on arrangements involving our real estate franchise, real estate brokerage, settlement services, lead generation, and relocation operations or the business of our mortgage origination joint venture. RESPA compliance may become a greater challenge under certain administrations, including the current administration, for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes. Some regulators and other parties have advanced novel and stringent interpretations of RESPA including assertions that any provision of a thing of value in a separate, but contemporaneous transaction with a referral constitutes a breach of RESPA on the basis that all things of value exchanged should be deemed in exchange for the referral. Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees.
Moreover, we are required to comply with growing regulations both in the United States and in other countries where we do business that regulate cybersecurity, privacy and related matters, some of which impose steep fines and penalties for noncompliance, which would likely not be covered by cybersecurity breach insurance. Certain additional laws and regulations impacting our business are described under "Item 1.—Business—Government and Other Regulations" in this Annual Report.
In all of our businesses there is a risk that we could be adversely affected by current laws, regulations or interpretations or that more restrictive laws, regulations or interpretations could increase responsibilities and duties to customers and franchisees and other parties, the adoption of which could make compliance more difficult or expensive. There is also a risk that a change in current laws could adversely affect our business. In addition, any adverse changes in regulatory interpretations, rules and laws that would place additional limitations or restrictions on affiliated transactions could have the effect of limiting or restricting collaboration among our business units. We cannot assure you that future changes in legislation, regulations or interpretations will not adversely affect our business operations.
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
Our compliance efforts may result in increased expenses, diversion of management's time or changes to the manner in which we conduct our business. Our failure to comply with laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws, regulations or interpretations or any new laws or regulations may make it more difficult for us to operate our business. Any of the foregoing may have a material adverse effect on our operations.
We are subject to certain risks related to litigation filed by or against us or against affiliated agents or franchisees, and adverse results may harm our business and financial condition.
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us or against affiliated agents or franchisees, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages and penalties.  Adverse outcomes may harm our business and financial condition.  Such litigation and other proceedings may include, but are not limited to:
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
•antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer broker commissions);
•information security, including claims under new and emerging data privacy laws related to the protection of customer, employee or third-party information;
•cyber-crime, including claims related to the diversion of homesale transaction closing funds;
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
•copyright infringement actions, including those alleging improper use of copyrighted photographs on websites or in marketing materials without consent of the copyright holder or claims challenging our trademarks;
•actions against our title company for defalcations on closing payments or claims against the title agent contending that the agent knew or should have known that a transaction was fraudulent or that the agent was negligent in addressing title defects or conducting settlement;
•claims concerning breach of obligations to make websites and other services accessible for consumers with disabilities;
•claims related to disclosure or securities law violations as well as derivative suits; and
•general fraud claims.
See Note 14, "Commitments and Contingencies—Litigation", to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information on our litigation matters, including class action litigation. Class action lawsuits can often be particularly burdensome litigation given the breadth of claims, the large potential damages claimed (in particular, if the courts grant partial or full certification of a large class) and the significant costs of defense.  Insurance coverage may be unavailable for certain types of claims and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses we incur.

Adverse decisions in litigation or regulatory actions against companies unrelated to us could impact our business practices and those of our franchisees in a manner that adversely impacts our financial condition and results of operations.
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate or relocation industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry and which may generate litigation for the Company.  Examples may include claims associated with RESPA compliance (including, but not limited to, those related to the broker-to-broker exception, marketing agreements or consumer rebates), broker fiduciary duties, multiple listing service practices, sales agent classification, federal and state fair housing laws, and state laws limiting or prohibiting inducements, cash rebates and gifts to consumers. Similarly, the Company may be impacted by litigation and other claims against companies in other industries.  To the extent plaintiffs are successful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations.
We may experience significant claims relating to our operations, and losses resulting from fraud, defalcation or misconduct.
We issue title insurance policies which provide coverage for real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, our insurance risk is typically limited to the first five thousand dollars for claims on any one policy, though our insurance risk is not limited if we are negligent. Our title underwriter assumes the risk of the first $1.5 million on each transaction it insures. However, we maintain a reinsurance arrangement under which we may reinsure amounts over $1.5 million on certain transactions. To date, our title underwriter has experienced claims losses that are significantly below the industry average; however, our claims experience could increase in the future, which could negatively impact the profitability of our underwriter. We may also be subject to legal claims or additional claims losses arising from the handling of escrow transactions and closings by our owned title agencies or our underwriter's independent title agents. We carry errors and omissions insurance for errors made by our title and escrow companies, by our company owned brokerage business during the real estate settlement process, and by us related to real estate services. Our franchise agreements also require our franchisees to name us as an additional insured on their errors and omissions and general liability insurance policies. The occurrence of a significant claim in excess of our insurance coverage (including any coverage under franchisee insurance policies) in any given period could have a material adverse effect on our financial condition and results of operations during the period. In addition, insurance carriers may dispute coverage for various reasons and there can be no assurance that all claims will be covered by insurance.
Fraud, defalcation and misconduct by employees are also risks inherent in our business, particularly given the high transactional volumes in our company owned brokerage, title, escrow and settlement services and relocation operations. We may also from time to time be subject to liability claims based upon the fraud or misconduct of our franchisees. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.
The weakening or unavailability of our intellectual property rights could adversely impact our business, including through the loss of intellectual property we license.
Our trademarks, trade names, domain names and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Also, third parties may own rights in similar trademarks. Any unauthorized use of our intellectual property by third parties, including formerly affiliated franchisees, could reduce our competitive advantages or otherwise harm our business and brands. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights.

We cannot be certain that our intellectual property does not and will not infringe issued intellectual property rights of others. We may be subject to legal proceedings and claims in the ordinary course of our business, including claims of alleged infringement of the patents, trademarks and other intellectual property rights of third parties. Any such claims, whether or not meritorious, could result in costly litigation. Adverse outcomes in intellectual property litigation and proceedings could include the cancellation, invalidation or other loss of material intellectual property rights used in our business and injunctions prohibiting our use of intellectual property that is subject to third-party patents or other third-party intellectual property rights. We may be required to enter into licensing or consent agreements (if available on acceptable terms or at all), or to pay damages or royalties or cease using certain service marks, trademarks, technology or other intellectual property.
We franchise our brands to franchisees. While we try to ensure that the quality of our brands is maintained by all of our franchisees, we cannot assure that these franchisees will not take actions that hurt the value of our brands or our reputation. In addition, our license agreements for the use of the Sotheby's International Realty® and Better Homes and Gardens® Real Estate brands are terminable by the respective licensor prior to the end of the license term if certain conditions occur and the loss of either of these licenses could have a material adverse effect on our business and results of operations.
Industry structure changes that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results.
Through our brokerages, we participate in many MLSs and are a member of NAR and state realtor associations and, accordingly, are subject to each group's rules, policies, data licenses, and terms of service. The rules of each MLS to which we belong can vary widely and are complex.
From time to time, certain industry practices, including NAR and MLS rules, have come under regulatory scrutiny. See "Item 1.—Business—Government and Other Regulations—Multiple Listing Service Rules" for additional information, including with respect to the recent civil lawsuit and related settlement between the DOJ and NAR related to alleged anticompetitive NAR rules. There can be no assurances as to whether the DOJ or FTC, their state counterparts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry. Any such determination by the DOJ, FTC, their state counterparts or other governmental body could result in industry investigations, legislative or regulatory action or other actions, any of which could have the potential to disrupt our business.
We, NAR and other industry participants are currently named in putative class action complaints filed in 2019 and 2020 under which the plaintiffs contend that certain NAR or MLS rules are either anti-competitive under the Sherman Act or a violation of federal racketeering laws. See Note 14, "Commitments and Contingencies—Litigation—Real Estate Litigation", to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information on these matters.
Meaningful changes in industry operations or structure, as a result of governmental pressures, the result of litigation, changes to NAR or MLS rules, the actions of certain competitors or the introduction or growth of certain competitive models, or otherwise could materially adversely affect our operations, revenues, earnings and financial results.
Other Business Risks
Our goodwill and other long-lived assets are subject to potential impairment which could negatively impact our earnings.
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations, we could incur impairment charges, which would negatively impact our earnings. We have recognized significant non-cash impairment charges in the past, including as related to management’s estimates with respect to the potential impact of the COVID-19 crisis on our business, and we may be required to take additional such charges in the future, which may be material.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title, escrow and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $585 million at December 31, 2020. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.
Potential reform of Fannie Mae or Freddie Mac or certain federal agencies or a reduction in U.S. government support for the housing market could have a material impact on our operations.
Numerous pieces of legislation seeking various types of changes for government sponsored entities or GSEs have been introduced in Congress to reform the U.S. housing finance market including among other things, changes designed to reduce government support for housing finance and the winding down of the federal conservatorship of Fannie Mae or Freddie Mac over a period of years. Legislation, if enacted, or additional regulation which curtails Fannie Mae's and/or Freddie Mac's activities and/or results in the wind down of the federal conservatorship of these entities could increase mortgage costs and could result in more stringent underwriting guidelines imposed by lenders or cause other disruptions in the mortgage industry. Any of the foregoing could have a material adverse effect on the housing market in general and our operations in particular.
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
Our relocation services business operates worldwide, and to a lesser extent, our real estate franchise services segment has international franchisees and master franchisees. Our international operations are subject to risks not generally experienced by our U.S. operations. The risks involved in our international operations and relationships that could result in losses against which we are not insured and therefore affect our profitability include, but are not limited to, heightened exposure to local economic conditions and local laws and regulations (including those related to employees), fluctuations in foreign currency exchange rates, and potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S. In addition, the activities of franchisees and master franchisees outside of the U.S. are more difficult and more expensive to monitor and improper activities or mismanagement may be more difficult to detect.
Loss or attrition among our senior executives or other key employees and our inability to develop our existing workforce and to recruit top talent could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, our ability to develop the skills and talent of our workforce and our ability to recruit, retain and motivate top talent. Talent management has been and continues to be a strategic priority and our ability to recruit and retain our executive officers and key employees, including those with significant experience in the residential real estate market, is subject to numerous factors, including the compensation and benefits we pay. The prevalence of virtual and remote-work arrangements has accelerated in connection with the COVID-19 crisis, leading to the increased mobility of our employee base, which could result in additional competition for critical talent. If we are unable to internally develop or hire skilled executives and other critical positions or if we encounter challenges associated with change management or the competitiveness of compensation actually realized by our executive officers and other key employees, our ability to continue to execute or evolve our strategy may be impaired and our business may be adversely affected.
Severe weather events or natural or man-made disasters, including increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events may disrupt our business and have an unfavorable impact on homesale activity.
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
The occurrence of a severe weather event or natural or man-made disaster can reduce the level and quality of home inventory and negatively impact the demand for homes in affected areas, which can disrupt local or regional real estate markets, delay the closing of homesale transactions and have an unfavorable impact on home prices, homesale transaction volume, relocation transactions, and title closing units. These effects may be compounded when the taxes associated with homeownership in the affected area are higher than average. In addition, we could incur damage, which may be significant, to our office locations as a result of severe weather events or natural disasters and our insurance may not be adequate to cover such losses. The impact of climate change, such as more frequent and severe weather events and/or long-term shifts in climate patterns, exacerbates these risks. Likewise our business and operating results could suffer as the result of other catastrophic events, including public health crises, such as pandemics and epidemics.
Our ability to use our net operating losses ("NOLs") and other tax attributes may be limited.
As of December 31, 2020, we had approximately $368 million of federal and state NOLs. Our federal NOLs begin to expire in 2030 while certain state NOLs began to expire in 2024. Our ability to utilize NOLs and other tax attributes could be limited by the "ownership change" we underwent within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended (the "Code"), as a result of the sale of our common stock in our initial public offering and the related transactions. An ownership change is generally defined as a greater than 50 percentage point increase in equity ownership by 5% stockholders in any three-year period. The cash tax benefit from our NOLs is dependent upon our ability to generate sufficient taxable income prior to their expiration. Although we believe that we will be able to generate sufficient taxable income to fully utilize our federal and most state NOLs, unforeseen events impacting our profitability could prevent us from doing so. In addition, divestitures could result in the accelerated use of our NOLs.
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
The market price for our common stock could fluctuate significantly for various reasons, many of which are outside our control, including, but not limited to, those described above and the following:
•our quarterly or annual earnings or those of other companies in our industry;
•our operating and financial performance and prospects;
•future sales of substantial amounts of our common stock in the public market;
•the incurrence of additional indebtedness or other adverse changes relating to our debt;
•the public's reaction to announcements concerning our business or our competitors' businesses;
•changes in earnings estimates by securities analysts covering our stock;
•ratings changes or commentary by rating agencies on our debt;
•press releases or other commentary by industry forecasters or other housing market participants;

•market and industry perception of our success, or lack thereof, in pursuing our growth strategy;
•actual or potential changes in laws, regulations and legal and regulatory interpretations;
•changes in housing or mortgage finance markets or other housing fundamentals;
•changes in accounting standards, policies, guidance, interpretations or principles;
•arrival and departure of key personnel;
•commencement of new, or adverse resolution of, legal or regulatory proceedings against the Company;
•actions of current or prospective stockholders that may cause temporary or speculative market perceptions, including market rumors and short selling activity in our stock; and
•changes in general market, economic and political conditions in the United States and global economies or financial markets.
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

Item 2.    Properties.
Substantially all of our properties are leased commercial space; we do not own any material real property. From December 31, 2018 to December 31, 2020, we decreased our leased-office footprint from approximately 6.2 million square feet to approximately 5.7 million square feet, of which as of December 31, 2020, approximately 1.0 million square feet are impaired or restructured.
Corporate headquarters; Realogy Franchise and Brokerage Groups. Our corporate headquarters is located in Madison, New Jersey with a lease term expiring in December 2029. This office also serves as the main operating space for Realogy Franchise Group and as corporate headquarters (and one regional headquarters) for Realogy Brokerage Group. The space consists of approximately 270,000 square feet, of which our businesses currently utilize approximately 56%.
Other Realogy Brokerage Group. As of December 31, 2020, Realogy Brokerage Group leased approximately 4.1 million square feet of domestic office space under approximately 925 leases. As of December 31, 2020, Realogy Brokerage Group leased 4 facilities serving as regional headquarters, 57 facilities serving as local administration, training facilities or storage, and approximately 670 brokerage sales offices under 864 leases. These sales offices are generally located in shopping centers and small office parks, typically with lease terms of one to five years. Included in the 4.1 million square feet is approximately 0.4 million square feet of vacant and/or subleased space, principally relating to brokerage sales office consolidations.
Realogy Title Group. Our title agency business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in December 2026.  Our title underwriting business is headquartered in Dallas, Texas, with a lease expiring in July 2021. As of December 31, 2020, these businesses also have leased regional and branch offices in 22 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3.    Legal Proceedings.
See Note 14, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information on the Company's legal proceedings.
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

Item 4.    Mine Safety Disclosures.
None.
Information about our Executive Officers
The following provides information regarding individuals who served as executive officers of Realogy Group and Realogy Holdings at February 19, 2021. The age of each individual indicated below is as of February 19, 2021.
Ryan M. Schneider, 51, has served as our Chief Executive Officer and President since December 31, 2017 and as a director since October 20, 2017. From October 23, 2017 until his appointment as our CEO and President, Mr. Schneider served as the Company’s President and Chief Operating Officer. Prior to joining the Company, Mr. Schneider served as President, Card of Capital One Financial Corporation (“Capital One”), a financial holding company, from December 2007 to November 2016 where he was responsible for all of Capital One’s consumer and small business credit card lines of business in the United States, the United Kingdom and Canada. Mr. Schneider held a variety of other positions within Capital One from December 2001 to December 2007, including Executive Vice President and President, Auto Finance and Executive Vice President, U.S. Card. From November 2016 until April 2017, he served as Senior Advisor to Capital One. Under the terms of his employment agreement, Mr. Schneider serves as a member of the Board of Realogy. He is also a member of the Board of Directors of Anthem, Inc.
Rizwan Akhtar, 45, has served as our Executive Vice President, Chief Technology Officer—Business Technology since November 2020, having previously served as our Senior Vice President, Chief Information Officer at Cartus Corporation from August 2018. Prior to joining the Company, Mr. Akhtar served as Managing Director, Personal & Business Banking U.S. at BMO Harris, a North American bank, from April 2017 to August 2018, where he was responsible for technology solutions and products supporting bank customers. From November 2007 to March 2017, he served as Group Vice President, M&T Bank, a financial holding company, where he was responsible for enterprise digital channels (online and mobile) across M&T Bank business lines. Mr. Akhtar has over 20 years of diverse experience in business-focused IT leadership, including support of business strategies enabling growth and transformation.
Donald J. Casey, 59, has served as the President and Chief Executive Officer of Realogy Title Group LLC (formerly known as Title Resource Group LLC) since April 2002. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
M. Ryan Gorman, 42, has served as the President and Chief Executive Officer of Realogy Brokerage Group LLC (formerly known as NRT LLC) since January 2018 and as CEO of Coldwell Banker (both company owned and franchised brokerages) since January 2020. Previously he served as the Chief Strategy & Operating Officer of NRT LLC from September 2016 to January 2018. From May 2012 to September 2016, Mr. Gorman served at NRT’s Senior Vice President, Strategic Operations and from November 2007 to May 2012 he served as the Company’s Head of Strategic Development. From October 2004 to November 2007, Mr. Gorman served as the Head of Strategic Development of TRG (formerly known as Cendant Settlement Services Group). Before joining the Company, he held advisory and principal investment roles with PricewaterhouseCoopers, Credit Suisse and The Blackstone Group.
Timothy B. Gustavson, 52, has served as our Chief Accounting Officer, Controller and Senior Vice President for Realogy since March 2015. In addition to this role, from November 2018 to March 2019, Mr. Gustavson served as our as Interim Chief Financial Officer and Treasurer. From 2008 until March 2015, he served as our Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined Realogy in 2006 as Vice President of External Reporting and prior to Realogy, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
Katrina Helmkamp, 55, has served as the President and Chief Executive Officer of Realogy Leads Group and Cartus Relocation Services since July 2018. Prior to Realogy, Ms. Helmkamp served as Chief Executive Officer of Lenox Corporation, a market leader in quality tabletop and giftware, from November 2016 to June 2018. From 2015 to 2016, she acted as a consultant, primarily working with private equity firms. From 2010 to 2014, she was Chief Executive Officer of SVP Worldwide, the global leader in consumer sewing machines. From 2007 to 2010, she led teams at Whirlpool Corporation as Vice President, Global Refrigeration, and then Senior Vice President, North America Product. From 2005 to 2007, Ms. Helmkamp held leadership roles at ServiceMaster, including as President of Terminix. In addition to her executive experience, she was a partner for six years at The Boston Consulting Group, from 1998 to 2004.

Nashira Layade, 41, has served as our Executive Vice President, Chief Technology Officer—Technology Services since November 2020, having previously served as our Senior Vice President, Chief Information Security Officer since July 2016. Prior to joining the Company, Ms. Layade served as Executive Director at Time Warner, Inc., a multinational media and entertainment conglomerate, from August 2011 to June 2016, where she responsible to protect the digital assets of Time Warner Inc., and collaborated with Time Warner’s business, technology, and legal executives to effectively manage Time Warner’s risk and reputational profile. She has 20 years’ experience as a thought leader in information security, data privacy and risk managements, having previously served at Prudential Financial as Director, Information Security, Citigroup Inc. as Vice President, Senior Risk Control Officer and Bloomberg LP as Global Head.
Tanya Reu-Narvaez, 44, has served as our Executive Vice President, Chief People Officer since January 2021, having previously served as our Senior Vice President, Human Resources since 2018, where she oversaw the team responsible for supporting Realogy Brokerage Group and the Realogy Franchise Group. From 2009 to 2018, she served as Senior Vice President of Human Resources for the Company’s corporate and franchise group divisions. In that role, she was responsible for implementing strategic talent initiatives aligned to business objectives including talent management and acquisition, employee engagement, retention and diversity and inclusion. Ms. Reu-Narvaez joined Cendant Corporation in 2002, where she last held the role of Vice President of Human Resources before joining Realogy in 2006 at the time of its spin-off from Cendant in the same role. She is a member and former Chair of the Corporate Board of Governors of the National Association of Hispanic Real Estate Professionals (NAHREP).
Charlotte Simonelli, 49, has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2019. Immediately prior to joining Realogy, Ms. Simonelli was employed by Johnson & Johnson as Vice President and Chief Financial Officer, Medical Devices from September 2017 and, prior thereto, as Vice President and Chief Financial Officer, Enterprise Supply Chain from January 2016. Previously, she held various finance roles in large multi-brand global organizations, including Reckitt Benckiser Inc. (a multinational consumer goods company), Kraft Foods Inc. (now Mondelez International Inc.), and PepsiCo, Inc. Ms. Simonelli served at Reckitt Benckiser from 2011 to 2015, including in the roles of Vice President, Finance, North America (from July 2014 to September 2015), Senior Vice President, Finance, ENA (a territory that included Europe and North America) from January 2012 to July 2014 and Senior Vice President, Finance, NAA (a territory that included North America, Australia and New Zealand) from April 2011 to December 2011. Ms. Simonelli began her career at Unilever US, Inc., focused on financial planning and analysis.
Marilyn J. Wasser, 65, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services, ultimately serving as Executive Vice President, Associate General Counsel and Corporate Secretary of AT&T Wireless Services from September 2002 to February 2005 and immediately prior thereto, from 1995 until 2002, as Executive Vice President, Law, Corporate Secretary and Chief Compliance Officer of AT&T.
Susan Yannaccone, 45, has served as our Executive Vice President, President and Chief Executive Officer of Realogy Franchise Group since November 30, 2020, having previously served as Regional Executive Vice President of Realogy Brokerage Group LLC, heading the Eastern Seaboard and Midwest regions for Coldwell Banker Realty, the brand’s owned brokerage operations since March 2018. Ms. Yannaccone joined Realogy in 2015, serving as Chief Operating Officer of ERA from July 2015 to September 2016 and as President and Chief Executive Officer of ERA from September 2016 to March 2018. Prior to that time, she served as Senior Vice President, Network Services for HSF Affiliates from 2013 to July 2015 and Vice President of Operations for Real Living from 2010 to 2012.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLGY". As of February 19, 2021, the number of stockholders of record was 48.
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
The following graph assumes a $100 investment on December 31, 2015, and reinvestment of all dividends, in each of the Company’s common stock, the S&P 500 index, the S&P MidCap 400 index and the S&P Home Builders Select Industry index, or XHB Index (which includes a diversified group of holdings representing home building, building products, home furnishings and home appliances).  We intend to discontinue presentation of the S&P 500 index in future stock performance graphs, as the S&P MidCap 400 index serves as our broad-based market index. A portion of our 2018, 2019 and 2020 long-term incentive compensation awards are tied to the relative performance of our total stockholder return as compared to the XHB Index or S&P MidCap 400 over the three-year period ending December 31, 2020, December 31, 2021 and December 31, 2022, respectively.

Cumulative Total Return
	December 31,
	2015	2016	2017	2018	2019	2020
Realogy Holdings Corp.	$100.00	$70.66	$73.67	$41.49	$28.27	$38.32
SPDR S&P Homebuilders ETF (XHB) index	$100.00	$91.21	$158.11	$107.11	$161.53	$201.08
S&P MidCap 400 index	$100.00	$120.74	$140.35	$124.80	$157.49	$179.00
S&P 500 index	$100.00	$111.96	$136.40	$130.42	$171.49	$203.04

Item 6.    Selected Financial Data.
Removed and reserved.
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
RECENT DEVELOPMENTS
Senior Notes Offerings
On January 11, 2021, we issued $600 million aggregate principal amount of 5.75% Senior Notes due 2029. On February 4, 2021, we issued an additional $300 million aggregate principal amount of the 5.75% Senior Notes at an issue price of 101.5% for gross proceeds of $304.5 million. We used $250 million of the proceeds from these issuances to repay a portion of outstanding borrowings under the Term Loan A Facility and $655 million of the remaining proceeds to repay a portion of outstanding borrowings under the Term Loan B Facility.
Amendment to the Senior Secured Credit Facility and Term Loan A Facility
In January 2021, we entered into amendments to the Senior Secured Credit Facility and the Term Loan A Facility (the "2021 Amendments") to:
•extend the maturity for approximately $237 million of the approximately $434 million outstanding loans under the Term Loan A Facility after giving effect to the application of the proceeds of the 5.75% Senior Notes offering, from February 2023 to February 2025, subject to the foregoing:
◦if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Extended Term Loan A will be March 2, 2023;
◦if on or before November 9, 2024, the Term Loan B Facility under the Senior Secured Credit Agreement is not extended, refinanced or replaced to have a maturity date after May 10, 2025 (or otherwise repaid prior to November 9, 2024), the maturity date of the Extended Term Loan A will be November 9, 2024;
•extend the maturity of approximately $948 million of the $1,425 million commitments under the Revolving Credit Facility from February 2023 to February 2025, subject to the earlier springing maturity dates applicable to the Extended Term Loan A described above; and
•make certain modifications to the Senior Secured Credit Agreement and Term Loan A Agreement, including amendments that reduce the maximum permitted senior secured leverage ratio (the financial covenant under such agreements) for the applicable trailing twelve-month period to below the levels that had been permitted under the amendments to the Senior Secured Credit Agreement and Term Loan A Agreement that we entered into in July 2020 (the "2020 Amendments").
As was the case under the 2020 Amendments, the modified senior secured leverage ratio set forth in the 2021 Amendments will remain in place through the second quarter of 2022, unless earlier terminated by us, and on and after the second quarter of 2022, the senior secured leverage ratio will return to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the 2020 Amendments and 2021 Amendments).
See the pro forma debt table as of December 31, 2020 after giving effect to the foregoing refinancing transactions under the header "Financial Obligations" below. See Note 9, "Short and Long-Term Debt", and Note 20, "Subsequent Events", to the Consolidated Financial Statements for additional information on the 2020 and 2021 Amendments.
Inclusion of Cartus Relocation Services in Continuing Operations
The results of the Company's global relocation operations, Cartus Relocation Services, were presented as discontinued operations commencing in the fourth quarter of 2019 pending the sale of that business to a third party. However, during the fourth quarter of 2020, following termination of the proposed sale of that business and change in the company's expectations for sale, management determined that the held for sale and discontinued operations criteria in ASC Topic 360 and ASC Topic 205 were no longer met. As a result, the assets and liabilities of Cartus Relocation Services, previously presented as held for sale, have been reclassified to held and used on the Consolidated Balance Sheets as of December 31, 2020 and the results of Cartus Relocation Services have been reclassified from discontinued operations to continuing operations and included in the Realogy Franchise Group segment for all periods presented (see Note 18, "Segment Information", to the Consolidated Financial Statements for additional information). Cartus Relocation Services’ assets and liabilities were measured at fair value upon reclassification and the reduction to the carrying value is reported in the Impairments line in the Consolidated Statements of Operations for the year ended December 31, 2020.
CURRENT BUSINESS AND INDUSTRY TRENDS
According to the National Association of Realtors ("NAR"), during 2020, homesale transaction volume increased 14% due to a 8% increase in the average homesale price and a 6% increase in the existing homesale transactions.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 13% during 2020 compared to 2019. Homesale transaction volume at Realogy Franchise Group increased 16%, as a result of a 13% increase in average homesale price and a 3% increase in existing homesale transactions, and homesale transaction volume at Realogy Brokerage Group increased 9%, as a result of a 6% increase in average homesale price and a 2% increase in existing homesale transactions.
The table below shows the trend of homesale transaction volume from January to December 2020 compared to the prior year and reflects the negative impact of COVID-19 starting in the final weeks of the first quarter of 2020 and recovery late in the second quarter of 2020.

Realogy Homesale Transaction Volume
Monthly 2020 vs. 2019
50%
40%
30%
20%
10%
—%
(10)%
(20)%
(30)%
(40)%
(50)%
January
February
March
April
May
June
July
August
September
October
November
December
Realogy Franchise and Brokerage Groups Combined

COVID-19 Crisis. A strong recovery in the residential real estate market began late in the second quarter of 2020, following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020. We attribute the recovery to date to increased demand driven by a favorable mortgage rate environment and low inventory contributing to higher average homesale price. In addition, we have observed continued strength in certain trends that we believe are largely driven by behavioral changes related to the COVID-19 crisis, including home buyer preferences for certain geographies, including suburban locations and attractive tax and weather destinations and second home purchases.

We believe that the increase in homesale transaction volume at Realogy Franchise Group as compared to the broader market during the second half of 2020 was primarily driven by strong performance in the high-end of the market, in particular by one of our franchised brands. In addition to the foregoing factor, we believe lower homesale transaction volume for our company owned brokerages compared to franchised brokerages during the second half of 2020 is largely attributable to geographic footprint of our company-owned brokerages, in particular in New York City, which has continued to meaningfully lag the general residential real estate market. Overall, we believe our company owned and franchise operations benefited in the second half of 2020 from geographic and high-end transaction mix.
In mid-March 2020, we began taking a series of proactive cost-saving measures in reaction to the evolving COVID-19 crisis, including salary reductions, furloughs and reductions in marketing and other spending which resulted in substantial cost-savings in the second quarter of 2020 to partially offset the decline in revenues. While these temporary cost-saving measures resulted in approximately $150 million of aggregate savings in the second and third quarter of 2020, substantially all such measures were reversed during the third quarter of 2020 based upon the significant improvement in the volume of homesale transactions and ongoing business needs. We intend to endeavor to convert a limited portion of these temporary expense reductions to permanent reductions, however, we do not expect to realize comparable cost-savings from these prior temporary initiatives in future periods, the absence of which is expected to have a negative impact on period-over-period comparisons of our expenses and margins.
There remain significant uncertainties regarding the COVID-19 crisis, including the severity, duration and extent of the pandemic (and the impact of vaccines and virus mutations) as well as whether certain beneficial consumer trends may continue, whether at the same strength or at all, and whether such trends will continue to have a positive effect on our financial results. Our business could be negatively impacted if the crisis, including adverse economic consequences of the crisis, worsen, if directives and mandates requiring businesses to again curtail or cease normal operations are reinstated, if mortgage rates rise, if beneficial consumer trends weaken (including changes in consumer behavior in connection with wide-spread vaccination), or if housing inventory constraints, across geographies and price point, limit homesale transaction growth. These negative impacts may be more pronounced in future periods and could have a material adverse effect on our results of operations and liquidity.
Inventory. Continued or accelerated declines in inventory, whether attributable to the COVID-19 crisis or otherwise, may result in insufficient supply to meet any increased demand driven by the lower interest rate environment and beneficial consumer trends. Additional inventory pressure arises from periods of slow or decelerated new housing construction. Even before the COVID-19 crisis, low housing inventory levels had been an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 24% from 1.4 million as of December 2019 to 1.1 million as of December 2020. As a result, inventory has decreased from 3.0 months of supply in December 2019 to 1.9 months as of December 2020. These levels continue to be significantly below the 10-year average of 4.8 months, the 15-year average of 6.0 months and the 25-year average of 5.6 months.
While insufficient inventory levels generally have a negative impact on homesale transaction growth, during the six months ended December 31, 2020, Realogy Franchise and Brokerage Groups saw a 17% increase in homesale transactions on a combined basis compared to the same period in 2019. We believe that during the second half of 2020, the intensified pace of inventory supply turnover contributed to the reported low levels of inventory, without a correlating decrease in homesale transactions. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract reduced to a median of 19 days and 21 days on the market in the third and fourth quarter of 2020, respectively, from a median of 31 days and 37 days on the market in the third and fourth quarter of 2019, respectively. There is significant uncertainty as to whether the pattern seen in the second half of 2020 of low inventory, but increased homesale transactions driven by supply turnover will continue as constraints in home inventory levels have typically had and may continue to have an adverse impact on the number of homesale transactions closed by Realogy Franchise and Brokerage Groups. In addition, in periods of rapid inventory turnover there is an increased risk that new homesale unit listings will not keep pace with demand, which could also negatively impact homesale transaction volume.
Unemployment. Following the onset of the pandemic, many companies announced reductions in work weeks and salaries, although many people have recently returned to the labor market following weeks or months of COVID-19 induced restrictions. According to the U.S. Bureau of Labor Statistics, while the U.S. unemployment rate declined to 6.7% in December 2020, easing from a high of 14.8% reached in April 2020, this jobless rate still represents a 3.2% increase compared to February 2020. If the COVID-19 pandemic continues to impact employment levels and economic activity for a substantial period, or if jobs recovery continues to slow or worsens, it could lead to an increase in loan defaults and foreclosure activity and may make it more difficult for potential home buyers to arrange financing.

Mortgage Rates. We have been in an unusually prolonged period of historic low interest rates. A wide variety of factors can contribute to mortgage rates, including federal interest rates, demand, consumer income, unemployment levels and foreclosure rates. Yields on the 10-year Treasury note hit all-time lows during the COVID-19 crisis and as of December 31, 2020 were 0.93% as compared to 1.92% as of December 30, 2019. In addition, the benchmark interest rate of the Federal Reserve Board has been at a range of 0% to 0.25% since March 15, 2020. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage lowered to an average of 3.11% for 2020 compared to 3.94% for 2019. On December 31, 2020, mortgage rates were 2.68%, according to Freddie Mac.
Our financial results are favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity and homesale transactions. For example, the Company recorded equity earnings from our mortgage origination joint venture, Guaranteed Rate Affinity, of $126 million and $15 million for the years ended December 31, 2020 and 2019 which represented approximately 17% of the Company's Operating EBITDA for the year ended December 31, 2020 (as compared to 3% of the Company's Operating EBITDA for the year ended December 31, 2019). Realogy Title Group also experienced a 146% increase in the number of title and closing units processed as a result of homeowners refinancing their home loans for the year ended December 31, 2020 as compared to the prior period. The refinancing volume of these businesses are inherently cyclical and this level of volume may not be maintained or may meaningfully decrease with fluctuations in market conditions such as mortgage rates.
Due to the economic effects of the COVID-19 crisis, banks may tighten mortgage standards, even as rates decline, which could limit the availability of mortgage financing. In addition, many individuals and businesses have benefited and may be continuing to benefit from one or more federal and/or state monetary or fiscal programs meant to assist in the navigation of COVID-related financial challenges (including mortgage forbearance programs), and the termination or substantial curtailment of, or failure to extend, such programs could have a negative impact on their financial health. Increases in mortgage rates adversely impact housing affordability and we have been and could again be negatively impacted by a rising interest rate environment.
Affordability. The fixed housing affordability index, as reported by NAR, increased from 167 for December 2019 to 172 for December 2020. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. Housing affordability may be impacted in future periods by increases in average homesale price and the low inventory environment as well as the rise in unemployment and economic challenges as a result of the COVID-19 crisis, but we are unable to estimate the extent due to the uncertainties of the COVID-19 crisis and its related impact on the U.S. economy.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. In 2020, agents affiliated with our company owned brokerages grew 2% and, based on information from such franchisees, agents affiliated with our U.S. franchisees remained flat, in each case as compared to 2019. Aggressive competition for the affiliation of independent sales agents has negatively impacted recruitment and retention efforts at both Realogy Franchise and Brokerage Groups, in particular with respect to more productive sales agents, and has previously had and may continue to have a negative impact on our market share. These competitive market factors also may continue to put upward pressure on the average share of commissions earned by independent sales agents and may impact our franchisees; such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
This competitive environment has continued throughout most of the COVID-19 crisis, particularly at the outset of the pandemic, when we took proactive measures to preserve liquidity, including in connection with our recruitment and retention efforts. For additional information, see "Item 1.—Business—Housing Market and Market Share" and "—Competition."
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
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, many iBuying business models seek to disintermediate real estate brokers and independent sales agents from buyers and sellers of homes by reducing or eliminating brokerage commissions that may be earned on those transactions. In October 2020, we continued to evolve our agent-focused iBuying offerings through the launch of a joint venture with Home Partners of America intended to expand the geographic reach of our RealSure program, which is available in 11 U.S. markets as of December 31, 2020. Under the RealSure Sell program, sellers with qualifying properties receive a cash offer valid for 45 days immediately upon listing, and during this time frame have the opportunity to pursue a better price by marketing their property with an affiliated independent sales agent. Sellers who are enrolled in RealSure Sell can utilize RealSure Buy to make a more competitive offer on their next home before their current home is sold by leveraging their RealSure Sell cash offer.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions, including but not limited to, setting up competing brokerages and/or expanding their offerings to include products (including agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us, charging significant referral, listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry and such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with our franchisees and our and our franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes. For example, one dominant listing aggregator recently launched a brokerage with employee sales agents in several locations to support its iBuying offering and has joined many local multiple listing services, known as MLSs, as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in the MLSs or MLS syndication feeds.
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
Relocation Spending. Global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move, our relocation operations have been increasingly subject to a competitive pricing environment and lower average revenue per relocation. Lower volume growth, in particular with respect to global relocation activity, has also impacted the operating results of our relocation operations. The COVID-19 crisis as well as recent U.S. immigration and visa restrictions have exacerbated these trends. These factors are expected to continue to put pressure on the financial results of Cartus Relocation Services (part of the Realogy Franchise Group segment).
Leads Generation. Through Realogy Leads Group, a part of Realogy Franchise Group, we seek to provide high-quality leads to affiliated agents, including through real estate benefit programs that provide home-buying and selling assistance to members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services). We operate several real estate benefit programs, including a program with a large long-term client as well as other programs we have launched in the past 18 months, including AARP® Real Estate Benefits. There can be no assurance that we will be able to maintain or expand these programs, but even if we are successful in these efforts, such programs may not generate a meaningful number of high-quality leads.

Existing Homesales
For the year ended December 31, 2020, NAR existing homesale transactions increased to 5.6 million homes or up 6% compared to 2019. For the year ended December 31, 2020, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups increased 3% compared to 2019 due primarily to a strong recovery in the residential real estate market which began late in the second quarter of 2020, following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020 due to the COVID-19 pandemic. We attribute the recovery to date to increased demand driven by a favorable mortgage rate environment, certain favorable consumer trends, and low inventory contributing to higher average homesale price, partially offset by the impact of competition, the loss of certain franchisees and the geographic concentration of Realogy Brokerage Group. The annual and quarterly year-over-year trends in homesale transactions are as follows:
_______________
(a)    Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)     Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to increase 15% in 2021 and to decrease 1% in 2022 while Fannie Mae is forecasting existing homesale transactions to increase 7% in 2021 and to decrease 5% in 2022.

Existing Homesale Price
In 2020, NAR existing homesale average price increased 8% compared to 2019. In 2020, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 10% compared to 2019 which consisted of a 13% increase in average homesale price for Realogy Franchise Group and a 6% increase in average homesale price for Realogy Brokerage Group. We believe that the delta between Realogy Brokerage Group and Realogy Franchise Group in 2020 was primarily driven by strong performance by Realogy Franchise Group in the high-end market, in particular by one of our franchised brands, as well as Realogy Brokerage Group's geographic footprint, in particular in New York City. We believe that the delta between Realogy Franchise Group and NAR in 2020 was primarily driven by particularly strong performance by one of Realogy Franchise Group's brands in the high-end of the market. The annual and quarterly year-over-year trends in the price of homes are as follows:
_______________
(a)    Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)     Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 7% in 2021 and 3% in 2022 while Fannie Mae is forecasting median existing homesale price to increase 8% in 2021 and 3% in 2022.

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
For Realogy Brokerage Group, we also use gross commission income per side, which represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing transactions. Realogy Brokerage Group, as a franchisee of Realogy Franchise Group, pays a royalty fee of approximately 6% per transaction to Realogy Franchise Group from the commission earned on a real estate transaction. The remainder of gross commission income is split between the broker (Realogy Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement (which specifies the portion of the broker commission to be paid to the agent), which varies by each agent agreement.
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
The following table presents our drivers for the years ended December 31, 2020, 2019 and 2018. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2020	2019			2019	2018
Realogy Franchise Group (a)
Closed homesale sides	1,090,345	1,061,500	3%		1,061,500	1,103,857	(4)%
Average homesale price	$355,214	$314,769	13%		$314,769	$303,750	4%
Average homesale broker commission rate	2.48%	2.47%	1	bps	2.47%	2.48%	(1) bps
Net royalty per side	$353	$327	8%		$327	$323	1%
Realogy Brokerage Group
Closed homesale sides	333,736	325,652	2%		325,652	336,806	(3)%
Average homesale price	$553,081	$522,282	6%		$522,282	$523,426	—%
Average homesale broker commission rate	2.43%	2.41%	2	bps	2.41%	2.43%	(2) bps
Gross commission income per side	$13,990	$13,296	5%		$13,296	$13,458	(1)%
Realogy Title Group
Purchase title and closing units	149,126	146,210	2%		146,210	157,228	(7)%
Refinance title and closing units	65,324	26,589	146%		26,589	18,495	44%
Average fee per closing unit	$2,213	$2,297	(4)%		$2,297	$2,230	3%
_______________
(a)Includes all franchisees except for Realogy Brokerage Group.

A decline in the number of homesale transactions and/or decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title, escrow and settlement and underwriting services, and (iv) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers or greater commission payments to sales agents or by an increase in volume or other incentives paid to franchisees.
With the exception of 2020, since 2014, we have experienced approximately a one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Most of our third-party franchisees are subject to a 6% royalty rate and entitled to volume incentives, although a royalty fee generally equal to 5% of franchisee commission (capped at a set amount per independent sales agent per year) is applicable to franchisees operating under the capped fee model that was launched for our Better Homes and Gardens® Real Estate franchise business in January 2019. Volume incentives are calculated as a progressive percentage of the applicable franchisee's eligible annual gross commission income and generally result in a net or effective royalty rate ranging from 6% to 3% for the franchisee (prior to taking into account other incentives that may be applicable to the franchisee). Volume incentives increase or decrease as the franchisee's gross commission income generated increases or decreases, respectively. We have the right to adjust the annual volume incentive tables on an annual basis in response to changing market conditions. In addition, certain of our franchisees (including some of our largest franchisees) have a flat royalty rate of less than 6% and are not eligible for volume incentives.
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
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above, continued concentration among our top 250 franchisees, and the impact of affiliated franchisees of our Better Homes and Gardens® Real Estate brand moving to the "capped fee model" we adopted in 2019; however, these pressures were offset by increases in homesale prices in the three and twelve-month periods ended December 31, 2020.
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
Year Ended December 31, 2020 vs. Year Ended December 31, 2019
Our consolidated results comprised the following:

	Year Ended December 31,
	2020	2019	Change
Net revenues	$6,221	$5,870	$351
Total expenses	6,812	6,059	753
Loss before income taxes, equity in earnings and noncontrolling interests	(591)	(189)	(402)
Income tax (benefit) expense	(104)	14	(118)
Equity in earnings of unconsolidated entities	(131)	(18)	(113)
Net loss	(356)	(185)	(171)
Less: Net income attributable to noncontrolling interests	(4)	(3)	(1)
Net loss attributable to Realogy Holdings and Realogy Group	$(360)	$(188)	$(172)
Net revenues increased $351 million or 6% for the year ended December 31, 2020 compared with the year ended December 31, 2019 driven by higher homesale transaction volume at Realogy Brokerage Group and Realogy Franchise Group and an increase in volume at Realogy Title Group due to a strong recovery in the residential real estate market which began late in the second quarter of 2020, following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020 due to the COVID-19 pandemic. We attribute the recovery to date to increased demand driven by a favorable mortgage rate environment and low inventory contributing to higher average homesale price. In addition, we have observed continued strength in certain trends that we believe are largely driven by behavioral changes related to the COVID-19 crisis, including home buyer preferences for certain geographies, including suburban locations and attractive tax and weather destinations and second home purchases.
Total expenses increased $753 million or 12% compared to 2019 primarily due to:
•non-cash impairments of $682 million during the year ended December 31, 2020 compared to $271 million during the year ended December 31, 2019. Non-cash impairments during the year ended December 31, 2020 include:
◦a goodwill impairment charge of $413 million related to Realogy Brokerage Group during the first quarter of 2020;
◦an impairment charge of $30 million related to Realogy Franchise Group's trademarks during the first quarter of 2020;
◦$133 million of reserves recorded during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds which were included in Impairments in connection with the reclassification of Cartus Relocation Services as continuing operations during the fourth quarter of 2020;
◦a goodwill impairment charge of $22 million related to Cartus Relocation Services during the fourth quarter of 2020;
◦an impairment charge of $34 million related to Cartus Relocation Services' trademarks during the fourth quarter of 2020; and
◦other asset impairments of $50 million primarily related to lease asset impairments,

compared to a non-cash impairments during the year ended December 31, 2019, which includes a goodwill impairment charge of $237 million related to Realogy Brokerage Group, a $22 million reduction to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocation Services which was presented as held for sale at December 31, 2019 and $12 million of other impairment charges primarily related to lease asset impairments. See Note 5, "Goodwill and Intangible Assets", to the Consolidated Financial Statements for additional information;
•a $371 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume as well as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruitment and retention efforts, and business and geographic mix;
•a $15 million increase in restructuring costs;
•an $8 million loss on the early extinguishment of debt during the year ended December 31, 2020 as a result of the refinancing transactions in June 2020 compared to a $5 million net gain on the early extinguishment of debt during the year ended December 31, 2019 primarily due to the repurchase of Senior Notes during the third quarter of 2019; and
•a $10 million increase in operating and general and administrative expenses primarily due to higher employee incentive accruals, partially offset by lower employee-related, occupancy and other operating costs as a result of temporary COVID-19 related cost savings initiatives in the second and third quarter of 2020, partially offset by:
•a $49 million decrease in marketing expense primarily due to the absence of in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic during 2020; and
•a $4 million net decrease in interest expense primarily due to LIBOR rate decreases and lower revolver borrowings, partially offset by a $12 million increase in expense related to mark-to-market adjustments for interest rate swaps that resulted in losses of $51 million for the year ended December 31, 2020 compared to losses of $39 million during the same period of 2019.
Equity in earnings were $131 million for the year ended December 31, 2020 compared to earnings of $18 million for the year ended December 31, 2019 primarily due to an improvement in earnings of Guaranteed Rate Affinity at Realogy Title Group. Equity in earnings for Guaranteed Rate Affinity was $126 million, representing approximately 17% of the Company's Operating EBITDA for the year ended December 31, 2020, increasing by $111 million from $15 million for the year ended December 31, 2019. This improvement was the result of the low mortgage rate environment, an increase in refinancing transactions and improved margins in the venture. Equity in earnings for Realogy Title Group's other equity method investments was $5 million for the year ended December 31, 2020 which increased by $2 million from $3 million for the year ended December 31, 2019.
During the year ended December 31, 2020, we incurred $67 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. Additional facility and operational efficiencies were identified and implemented in the second half of 2020 and additional facility initiatives are expected in 2021. The two most significant lease impairments recognized by the Company are the corporate headquarters in Madison, New Jersey which has a lease term expiring in December 2029 for which approximately 44% of the space (approximately 120,000 square feet) is impaired and the relocation service's main corporate operations in Danbury, Connecticut which has a lease term expiring in November 2030 with an early termination date in November 2025. The Company expects the estimated total cost of the program to be approximately $168 million, with $112 million incurred to date and $56 million remaining primarily related to future expenses as a result of reducing the leased-office footprints at the locations discussed above. See Note 12, "Restructuring Costs", to the Consolidated Financial Statements for additional information.
The provision for income taxes was a benefit of $104 million for the year ended December 31, 2020 compared to an expense of $14 million for the year ended December 31, 2019. Our effective tax rate was 23% and negative 8% for the year ended December 31, 2020 and 2019, respectively. See Note 11, "Income Taxes", to the Consolidated Financial Statements for additional information and a reconciliation of the Company’s effective income tax rate.

The following table reflects the results of each of our reportable segments during the years ended December 31, 2020 and 2019:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group	$1,059	$1,158	(99)	(9)%	$594	$616	(22)	(4)%	56%	53%	3
Realogy Brokerage Group	4,742	4,409	333	8	48	4	44	1,100	1	—	1
Realogy Title Group	736	596	140	23	226	68	158	232	31	11	20
Corporate and Other	(316)	(293)	(23)	*	(142)	(98)	(44)	*
Total Company	$6,221	$5,870	351	6%	$726	$590	136	23%	12%	10%	2
Less: Depreciation and amortization					186	195
Interest expense, net					246	250
Income tax (benefit) expense					(104)	14
Restructuring costs, net (b)					67	52
Impairments (c)					682	271
Former parent legacy cost, net (d)					1	1
Loss (gain) on the early extinguishment of debt (e)					8	(5)
Net loss attributable to Realogy Holdings and Realogy Group					$(360)	$(188)
_______________

* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $316 million and $293 million during the years ended December 31, 2020 and 2019, respectively.
(b)Restructuring charges incurred for the year ended December 31, 2020 include $15 million at Realogy Franchise Group, $37 million at Realogy Brokerage Group, $4 million at Realogy Title Group and $11 million at Corporate and Other. Restructuring charges incurred for the year ended December 31, 2019 include $14 million at Realogy Franchise Group, $25 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $10 million at Corporate and Other.
(c)Non-cash impairments for the year ended December 31, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group during the first quarter of 2020;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks during the first quarter of 2020;
•$133 million of reserves recorded during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds which were included in Impairments in connection with the reclassification of Cartus Relocation Services as continuing operations during the fourth quarter of 2020;
•a goodwill impairment charge of $22 million related to Cartus Relocation Services during the fourth quarter of 2020;
•an impairment charge of $34 million related to Cartus Relocation Services' trademarks during the fourth quarter of 2020; and
•other asset impairments of $50 million primarily related to lease asset impairments.
Non-cash impairments for the year ended December 31, 2019 include a goodwill impairment charge of $237 million related to Realogy Brokerage Group, a $22 million reduction to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocation Services which was presented as held for sale at December 31, 2019 and $12 million of other impairment charges primarily related to lease asset impairments.
(d)Former parent legacy items are recorded in Corporate and Other.
(e)Loss (gain) on the early extinguishment of debt is recorded in Corporate and Other. During the year ended December 31, 2019, the Company recorded a net gain on the early extinguishment of debt of $5 million which consisted of a $10 million gain as a result of the repurchase of Senior Notes completed in the third quarter of 2019, partially offset by a $5 million loss as a result of the refinancing transactions in the first quarter of 2019.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues increased 2 percentage points to 12% from 10% for the year ended December 31, 2020 compared to 2019. On a segment basis, Realogy Franchise Group's margin increased 3 percentage points to 56% from 53% primarily due to an increase in royalty revenue as a result of an increase in homesale transaction volume, partially offset by a decrease in revenue related to the early termination of third party listing fee agreements. Realogy Brokerage Group's margin increased 1 percentage point to 1% from zero primarily due to lower operating expenses principally driven by temporary COVID-19 related cost savings initiatives, partially offset by higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix. Realogy

Title Group's margin increased 20 percentage points to 31% from 11% for the year ended December 31, 2020 compared to 2019 primarily due to a $111 million increase in equity in earnings of Guaranteed Rate Affinity as a result of the low mortgage rate environment, an increase in refinancing transactions and improved margins in the venture, as well as an increase in underwriter, refinance and resale activity at Realogy Title Group.
Corporate and Other Operating EBITDA for the year ended December 31, 2020 declined $44 million to negative $142 million primarily due to higher employee incentive accruals.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments remained flat at 12% during the year ended December 31, 2020 compared to 2019:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group (a)	$743	$865	(122)	(14)%	$278	$323	(45)	(14)%	37%	37%	—
Realogy Brokerage Group (a)	4,742	4,409	333	8	364	297	67	23	8	7	1
Realogy Franchise and Brokerage Groups Combined	$5,485	$5,274	211	4%	$642	$620	22	4%	12%	12%	—
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $316 million and $293 million during the years ended December 31, 2020 and 2019, respectively.
Realogy Franchise Group
Revenues decreased $99 million to $1,059 million and Operating EBITDA decreased $22 million to $594 million for the year ended December 31, 2020 compared with 2019.
Third-party domestic franchisee royalty revenue increased $35 million primarily due to a 16% increase in homesale transaction volume at Realogy Franchise Group, which consisted of a 13% increase in average homesale price and a 3% increase in existing homesale transactions, and a $24 million increase in intercompany royalties received from Realogy Brokerage Group.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $306 million and $282 million during the years ended December 31, 2020 and 2019, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
Royalty revenue increases were offset by:
•a $113 million decrease in service and other revenue primarily related to a $110 million decrease in relocation service revenue, driven by lower volume largely related to the COVID-19 pandemic, and a decrease in revenues from our lead generation and relocation operations, driven by lower volume and lead transactions primarily due to discontinuation of the USAA real estate benefit program that ceased new enrollments in the third quarter of 2019, which at the time was our largest real estate benefit program;
•a $28 million decrease in registration revenue and brand marketing fund revenue (associated with the waiver of marketing fees from affiliates in the second quarter of 2020 in response to the COVID-19 pandemic), which had a related expense decrease of $37 million resulting in a net $9 million net positive impact on Operating EBITDA, due to the absence of in person meetings and conferences and lower advertising costs due to the COVID-19 pandemic; and
•a $17 million decrease in revenue related to the early termination of third party listing fee agreements.
The $22 million decrease in Operating EBITDA was primarily due to the $99 million decrease in revenues discussed above and $7 million of higher expense for bad debt primarily due to the early termination of third party listing fee agreements. These Operating EBITDA decreases were partially offset by a $47 million decrease in employee and other operating costs principally due to cost savings initiatives, including temporary COVID-19 related cost savings initiatives during the second and third quarters of 2020, partially offset by higher employee incentive accruals, and the $37 million decrease in marketing expense discussed above.
Realogy Brokerage Group
Revenues increased $333 million to $4,742 million and Operating EBITDA increased $44 million to $48 million for the year ended December 31, 2020 compared with 2019.
The revenue increase of $333 million was primarily driven by a 9% increase in homesale transaction volume at Realogy Brokerage Group which primarily consisted of a 6% increase in average homesale price and a 2% increase in existing homesale transactions. There was a strong recovery in the residential real estate market which began in the late second quarter of 2020 following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020.
Operating EBITDA increased $44 million primarily due to:
•the $333 million increase in revenues discussed above;
•a $76 million decrease in employee-related, occupancy and other operating costs due primarily to temporary COVID-19 related cost savings initiatives, partially offset by higher employee incentive accruals;
•a $27 million decrease in marketing expense due to lower advertising costs as a result of the COVID-19 pandemic; and
•a $3 million gain on the sale of assets,
partially offset by:
•a $371 million increase in commission expenses paid to independent sales agents from $3,156 million for the year ended December 31, 2019 to $3,527 million for the year ended December 31, 2020. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix; and
•a $24 million increase in royalties paid to Realogy Franchise Group from $282 million during the year ended December 31, 2019 to $306 million during the year ended December 31, 2020 associated with the homesale transaction volume increase as described above.
Realogy Title Group
Revenues increased $140 million to $736 million and Operating EBITDA increased $158 million to $226 million for the year ended December 31, 2020 compared with 2019.
Revenues increased $140 million primarily as a result of a $68 million increase in underwriter revenue (including a $61 million increase in underwriter revenue with unaffiliated agents, which had a $10 million net positive impact on Operating EBITDA due to the related expense increase of $51 million) and a $50 million increase in refinance revenue due to an increase in activity in the refinance market driven by the favorable interest rate environment. In addition there was a $21 million increase in resale revenue attributable to increased purchase unit activity due to a strong recovery in the residential real estate market which began in the late second quarter of 2020 following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020.
Operating EBITDA increased $158 million primarily as a result of the $140 million increase in revenues discussed above and a $113 million increase in equity in earnings mostly related to Guaranteed Rate Affinity due to the favorable mortgage rate environment and improved margins in the venture. These increases were partially offset by a $51 million increase in variable operating costs related to the increase in underwriter revenue with unaffiliated agents discussed above where the revenue and expense are recorded on a gross basis and a $44 million increase in employee and other operating costs due to higher variable costs as a result of higher volume and higher employee incentive accruals, partially offset by temporary COVID-19 related cost savings initiatives.

Year Ended December 31, 2019 vs. Year Ended December 31, 2018
Our consolidated results comprised the following:

	Year Ended December 31,
	2019	2018	Change
Net revenues	$5,870	$6,079	$(209)
Total expenses	6,059	5,870	189
(Loss) income before income taxes, equity in (earnings) losses and noncontrolling interests	(189)	209	(398)
Income tax expense	14	65	(51)
Equity in (earnings) losses of unconsolidated entities	(18)	4	(22)
Net (loss) income	(185)	140	(325)
Less: Net income attributable to noncontrolling interests	(3)	(3)	0
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(188)	$137	$(325)
Net revenues decreased $209 million or 3% for the year ended December 31, 2019 compared with the year ended December 31, 2018 primarily driven by lower homesale transaction volume at Realogy Brokerage Group.
Total expenses increased $189 million or 3% compared to 2018 primarily due to:
•non-cash impairments of $271 million including a goodwill impairment charge of $237 million during the third quarter of 2019 (which reduced the net carrying value of Realogy Brokerage Group by $180 million after accounting for the related income tax benefit of $57 million), a $22 million adjustment to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocation Services which was presented as held for sale at December 31, 2019 and $12 million of other impairment charges primarily related to lease asset impairments;
•a $60 million net increase in interest expense primarily due to a $35 million net expense related to our mark-to-market adjustments for our interest rate swaps that resulted in losses of $39 million for the year ended December 31, 2019 compared to losses of $4 million during the same period of 2018, and a $25 million increase in interest expense primarily due to the refinancing of Senior Notes in the first quarter of 2019; and
•an increase of $10 million in variable operating costs at Realogy Title Group primarily due to an increase in refinance revenue and underwriter revenue.
The expense increases were partially offset by:
•a $126 million decrease in commission and other sales agent-related costs primarily as a result of the impact of lower homesale transactions at Realogy Brokerage Group;
•a $5 million net gain on the early extinguishment of debt during the year ended December 31, 2019 compared to a $7 million loss on the early extinguishment of debt during the year ended December 31, 2018; and
•a $9 million decrease in employee-related costs, professional fees and other operating costs.
Earnings from equity investments were $18 million for the year ended December 31, 2019 compared to losses of $4 million for the year ended December 31, 2018 primarily due to an improvement in earnings of Guaranteed Rate Affinity.
During the year ended December 31, 2019, we incurred $52 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability.
The provision for income taxes was an expense of $14 million for the year ended December 31, 2019 compared to an expense of $65 million for the year ended December 31, 2018.

The following table reflects the results of each of our reportable segments during the years ended December 31, 2019 and 2018:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin
	2019	2018			2019	2018			2019	2018	Change
Realogy Franchise Group	$1,158	$1,198	(40)	(3)%	$616	$650	(34)	(5)%	53%	54%	(1)
Realogy Brokerage Group	4,409	4,607	(198)	(4)	4	44	(40)	(91)	—	1	(1)
Realogy Title Group	596	580	16	3	68	49	19	39	11	8	3
Corporate and Other	(293)	(306)	13	*	(98)	(85)	(13)	*
Total Company	$5,870	$6,079	(209)	(3)%	$590	$658	(68)	(10)%	10%	11%	(1)
Less: Depreciation and amortization (b)					195	197
Interest expense, net					250	190
Income tax expense					14	65
Restructuring costs, net (c)					52	58
Impairments (d)					271	—
Former parent legacy cost, net (e)					1	4
(Gain) loss on the early extinguishment of debt (e)					(5)	7
Net (loss) income attributable to Realogy Holdings and Realogy Group					$(188)	$137
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
(c)Restructuring charges incurred for the year ended December 31, 2019 include $14 million at Realogy Franchise Group, $25 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $10 million at Corporate and Other. Restructuring charges incurred for the year ended December 31, 2018 include $14 million at Realogy Franchise Group, $37 million at Realogy Brokerage Group, $4 million at Realogy Title Group and $3 million at Corporate and Other.
(d)Non-cash impairments for the year ended December 31, 2019 include a goodwill impairment charge of $237 million during the third quarter (which reduced the net carrying value of Realogy Brokerage Group by $180 million after accounting for the related income tax benefit of $57 million), a $22 million adjustment to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocation Services which was presented as held for sale at December 31, 2019 and $12 million of other impairment charges primarily related to lease asset impairments.
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
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 10% from 11% for the year ended December 31, 2019 compared to 2018. On a segment basis, Realogy Franchise Group's margin decreased 1 percentage point to 53% from 54% primarily due to a decrease in royalty revenues partially offset by a decrease in employee-related costs. Realogy Brokerage Group's margin decreased 1 percentage point to zero from 1% primarily due to lower transaction volume during 2019 compared to 2018. Realogy Title Group's margin increased 3 percentage points to 11% from 8% for the year ended December 31, 2019 compared to 2018 primarily as a result of improved earnings from equity method investments.
Corporate and Other Operating EBITDA for the year ended December 31, 2019 declined $13 million to negative $98 million primarily due to an increase in employee-related costs, professional fees and other costs.

Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before the intercompany royalties and marketing fees, as well as on a combined basis to show the Operating EBITDA contribution of these business units to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 13% to 12% primarily due to lower transaction volume during the year ended December 31, 2019 compared to 2018:

	Revenues		Change	% Change	Operating EBITDA		Change	% Change	Operating EBITDA Margin		Change
	2019	2018			2019	2018			2019	2018
Realogy Franchise Group (a)	$865	$892	(27)	(3)%	$323	$344	(21)	(6)%	37%	39%	(2)
Realogy Brokerage Group (a)	4,409	4,607	(198)	(4)	297	350	(53)	(15)	7	8	(1)
Realogy Franchise and Brokerage Groups Combined	$5,274	$5,499	(225)	(4)%	$620	$694	(74)	(11)%	12%	13%	(1)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $293 million and $306 million during the years ended December 31, 2019 and 2018, respectively.
Realogy Franchise Group
Revenues decreased $40 million to $1,158 million and Operating EBITDA decreased $34 million to $616 million for the year ended December 31, 2019 compared with 2018.
Revenues decreased $40 million primarily as a result of:
•a $29 million decrease in service and other revenue primarily related to a $22 million net decrease in revenue from our relocation and lead generation operations driven by lower volume;
•a $13 million decrease in intercompany royalties received from Realogy Brokerage Group;
•an $8 million decrease in third-party domestic franchisee royalty revenue primarily due to flat homesale transaction volume with an increase in the number of transactions closed by our top 250 franchisees, the impact of the "capped fee model" that was launched for our Better Homes and Gardens® Real Estate franchise business in January 2019 and a decrease in the average broker commission rate; and
•a $2 million decrease in international royalties,
partially offset by a $3 million increase in international area development fee revenue as a result of contract terminations of non-performing master franchisors.
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
The $34 million decrease in Operating EBITDA was principally due to the $23 million decrease in royalty revenues, the $29 million decrease in service and other revenues and the net $2 million of marketing expense discussed above, as well as $3 million higher expense for bad debt and notes reserves, partially offset by a $17 million decrease in net employee-related and other costs primarily due to cost savings initiatives and a $3 million increase in international area development fee revenue as a result of contract terminations discussed above.

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
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2020	December 31, 2019	Change
Total assets	$6,934	$7,543	$(609)
Total liabilities	5,167	5,447	(280)
Total equity	1,767	2,096	(329)
For the year ended December 31, 2020, total assets decreased $609 million primarily due to:
•a $550 million decrease in goodwill primarily as a result of the impairments at Realogy Brokerage Group and Cartus Relocations Services during 2020;
•a $110 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $100 million net decrease in operating lease assets;
•a $64 million decrease in trademarks as a result of the impairments at Realogy Franchise Group during 2020 related to franchise tradenames and the relocation tradename;
•a $64 million decrease in relocation receivables due to lower volume; and
•a $25 million decrease in property and equipment,

partially offset by:
•a $257 million increase in cash and cash equivalents; and
•a $43 million increase in other current and non-current assets primarily related to an increase in our investment in Guaranteed Rate Affinity due to higher equity earnings partially offset by dividends received, an increase in prepaid incentives and an increase in marketable securities due to the reinvestment of certificates of deposit at Realogy Title Group.
For the year ended December 31, 2020, total liabilities decreased $280 million primarily due to:
•a $238 million decrease in corporate debt primarily due to lower borrowings under the Revolving Credit Facility and quarterly amortization payments on the term loan facilities;
•a $114 million decrease in deferred tax liabilities primarily due to the recognition of an income tax benefit of $99 million related to the goodwill impairment charge at Realogy Brokerage Group;
•a $100 million decrease in securitization obligations;
•a $65 million decrease in operating lease liabilities; and
•a $9 million decrease in accounts payable,
partially offset by:
•a $195 million increase in accrued expenses and other current liabilities primarily due to higher employee-related accruals; and
•a $51 million increase in other non-current liabilities primarily due to mark-to-market adjustments on the Company's interest rate swaps.
Total equity decreased $329 million primarily due to a net loss of $360 million, primarily driven by impairments of $682 million during the year ended December 31, 2020, partially offset by a $34 million increase in additional paid in capital related to the Company's stock-based compensation activity for the year ended December 31, 2020.
Liquidity and Capital Resources
We have historically satisfied our liquidity needs with cash flows from operations and funds available under our Revolving Credit Facility and securitization facilities. Our primary liquidity needs have been to service our debt and finance our working capital and capital expenditures. We currently expect to prioritize investing in our business and reducing indebtedness. Accordingly, as of December 31, 2020, we had no outstanding borrowings under our Revolving Credit Facility, representing a reduction of $190 million as compared to the amount drawn on December 31, 2019. Additionally, we discontinued acquiring stock under our share repurchase programs in the first quarter of 2019 and discontinued our quarterly dividend in the fourth quarter of 2019.
We are significantly encumbered by our debt obligations. As of December 31, 2020, our total debt, excluding our securitization obligations, was $3,239 million compared to $3,472 million as of December 31, 2019. Our liquidity position has been and is expected to continue to be negatively impacted by the interest expense on our debt obligations, which could be intensified by a significant increase in LIBOR (or any replacement rate) or ABR.
In January and February 2021, Realogy Group entered into refinancing transactions, including the issuance in the aggregate of $900 million of 5.75% Senior Notes due 2029 (the proceeds of which were used to pay down $250 million of the Term Loan A Facility and $655 million of the Term Loan B Facility) and the amendments of the Senior Secured Credit Agreement and Term Loan A Agreement (the "2021 Amendments"). The 2021 Amendments provide for the extension of the maturity of a portion of the remaining balance of the Term Loan A facility from 2023 to 2025 and the extension of the maturity of a portion of the Revolving Credit Facility from 2023 to 2025, in each case subject to certain earlier springing maturity dates. The 2021 Amendments also reduce the maximum permitted senior secured leverage ratio (the financial covenant under such agreements) under the Senior Secured Credit and Term Loan A Agreements to below the levels that had been permitted under the amendments to the Senior Secured Credit Agreement and Term Loan A Agreement entered into by the Company in July 2020 (the "2020 Amendments"). As was the case under the 2020 Amendments, the revised senior secured leverage ratio will remain in place through the second quarter of 2022, unless earlier terminated by us, and on and after the second quarter of 2022, the senior secured leverage ratio will return to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the 2020 and 2021 Amendments). See Note 9, "Short and Long-Term Debt", and Note 20, "Subsequent Events", to the Consolidated Financial Statements for additional information.

At December 31, 2020, we were in compliance with the financial covenant in each of the Senior Secured Credit Agreement and the Term Loan A Agreement with a senior secured leverage ratio of 1.70 to 1.00 (as compared to the maximum ratio of 5.25 to 1.00 permitted under the 2021 Amendments for such period). We believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the next twelve months.
Under the 2020 Amendments, we are restricted from making certain restricted payments, including dividend payments or share repurchases during the covenant period. The covenants in the indentures governing the 9.375% Senior Notes, 5.75% Senior Notes and 7.625% Senior Secured Second Lien Notes further restrict our ability to make dividend payments or repurchase shares in any amount unless the Company's consolidated leverage ratio is below 4.00 to 1.00. See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements for additional information.
For additional information, see below under the header "Financial Obligations—Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures".
We will continue to evaluate potential refinancing and financing transactions, subject to the restrictions during the covenant period described in the 2020 Amendments, including refinancing certain tranches of our indebtedness and extending maturities, among other potential alternatives. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. Financing may not be available to us on commercially reasonable terms, on terms that are acceptable to us, or at all. Any future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year, although the strong recovery in the second half of 2020 resulted in higher than historic operating results and revenues in the fourth quarter of 2020. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. Consequently, our need to borrow under the Revolving Credit Facility and corresponding debt balances are generally at their highest levels at or around the end of the first quarter of every year.
We may from time to time seek to repurchase our outstanding Unsecured Notes or 7.625% Senior Secured Second Lien Notes through tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
In addition, we are required to pay quarterly amortization payments for the Term Loan A Facility and Term Loan B Facility. On a pro forma basis, giving effect to the refinancing transaction that took place in January 2021 and the completion of the 2021 Amendments, we expect payments for 2021 to total $4 million and $11 million for the Term Loan A Facility and Term Loan B Facility, respectively.
We have historically utilized net operating losses to offset the majority of our federal and state income tax payments. Based upon current financial projections, we expect that we will utilize the majority of our remaining net operating losses during 2022.
If the recovery of the residential real estate market were to materially slow or reverse itself, if the economy as a whole does not improve or continues to weaken or if the broader real estate industry (including REITs, commercial and rental markets) were to experience a significant downturn, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.

Cash Flows
Year ended December 31, 2020 vs. Year ended December 31, 2019
At December 31, 2020, we had $523 million of cash, cash equivalents and restricted cash, an increase of $257 million compared to the balance of $266 million at December 31, 2019. The following table summarizes our cash flows for the years ended December 31, 2020 and 2019:

	Year Ended December 31,
	2020	2019	Change
Cash provided by (used in):
Operating activities	$748	$371	$377
Investing activities	(90)	(128)	38
Financing activities	(402)	(215)	(187)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	1	—	1
Net change in cash, cash equivalents and restricted cash	$257	$28	$229
For the year ended December 31, 2020, $377 million more cash was provided by operating activities compared to the same period in 2019 principally due to:
•$242 million less cash used for accounts payable, accrued expenses and other liabilities;
•$98 million more cash from dividends received primarily from Guaranteed Rate Affinity;
•$35 million more cash provided by operating results;
•$25 million less cash used for other assets; and
•$9 million more cash provided by the net change in relocation and trade receivables, partially offset by $32 million more cash used for other operating activities.
For the year ended December 31, 2020, we used $38 million less cash for investing activities compared to the same period in 2019 primarily due to:
•$24 million less cash used for property and equipment additions;
•$23 million more cash provided from the sale of assets; and
•$7 million less cash used for investments in unconsolidated entities, partially offset by $16 million more cash used for other investing activities primarily due to the reinvestment of certificates of deposit.
For the year ended December 31, 2020, $402 million of cash was used in financing activities compared to $215 million of cash used during the same period in 2019. For the year ended December 31, 2020, $402 million of cash was used as follows:
•$190 million repayment of borrowings under the Revolving Credit Facility;
•$99 million net decrease in securitization borrowings;
•$43 million of quarterly amortization payments on the term loan facilities;
•$41 million of other financing payments primarily related to finance leases;
•$22 million of cash paid primarily as a result of the refinancing transactions in the second quarter of 2020; and
•$5 million of tax payments related to net share settlement for stock-based compensation.
For the year ended December 31, 2019, $215 million of cash was used as follows:
•$80 million repayment of borrowings under the Revolving Credit Facility;
•$31 million of dividend payments;
•$30 million of quarterly amortization payments on the term loan facilities;
•$26 million net decrease in securitization borrowings;
•$22 million of other financing payments primarily related to finance leases;
•$20 million for the repurchase of our common stock;

•$6 million of tax payments related to net share settlement for stock-based compensation; and
•$3 million for payments of contingent consideration,
partially offset by $3 million of net cash received as a result of the refinancing transactions in 2019.
Year ended December 31, 2019 vs. Year ended December 31, 2018
At December 31, 2019, we had $266 million of cash, cash equivalents and restricted cash, an increase of $28 million compared to the balance of $238 million at December 31, 2018. The following table summarizes our cash flows for the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018	Change
Cash provided by (used in):
Operating activities	$371	$394	$(23)
Investing activities	(128)	(91)	(37)
Financing activities	(215)	(297)	82
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	(2)	2
Net change in cash, cash equivalents and restricted cash	$28	$4	$24
For the year ended December 31, 2019, $23 million less cash was provided by operating activities compared to the same period in 2018 principally due to $139 million less cash provided by operating results, partially offset by:
•$53 million more cash provided by the net change in relocation and trade receivables;
•$49 million less cash used for accounts payable, accrued expenses and other liabilities;
•$10 million less cash used for other assets; and
•$4 million less cash used for other operating activities.
For the year ended December 31, 2019, we used $37 million more cash for investing activities compared to the same period in 2018 primarily due to:
•the absence in 2019 of $19 million of net cash proceeds received from the dissolution of our interest in PHH Home Loans, LLC (our former 49.9% mortgage joint venture) which occurred in 2018;
•$14 million more cash used for property and equipment additions; and
•$7 million less cash provided by other investing activities, partially offset by $3 million less cash used for investments in unconsolidated entities.
For the year ended December 31, 2019, $215 million of cash was used in financing activities compared to $297 million of cash used during the same period in 2018. For the year ended December 31, 2019, $215 million of cash was used as follows:
•$80 million repayment of borrowings under the Revolving Credit Facility;
•$31 million of dividend payments;
•$30 million of quarterly amortization payments on the term loan facilities;
•$26 million net decrease in securitization borrowings;
•$22 million of other financing payments primarily related to finance leases;
•$20 million for the repurchase of our common stock;
•$6 million of tax payments related to net share settlement for stock-based compensation; and
•$3 million for payments of contingent consideration,
partially offset by $3 million of net cash received as a result of the refinancing transactions in 2019.
For the year ended December 31, 2018, $297 million of cash was used as follows:
•$402 million for the repurchase of our common stock;
•$45 million of dividend payments;
•$28 million of other financing payments primarily related to finance/capital leases;

•$25 million of quarterly amortization payments on the term loan facilities;
•$22 million for payments of contingent consideration;
•$10 million of tax payments related to net share settlement for stock-based compensation; and
•$3 million for cash paid as a result of the refinancing transactions in February 2018 related to $16 million of debt issuance costs and $4 million repayment of borrowings under the Term Loan B Facility, partially offset by $17 million of proceeds received under the Term Loan A Facility, partially offset by:
•$200 million of additional borrowings under the Revolving Credit Facility; and
•$38 million net increase in securitization borrowings.
Financial Obligations
Pro Forma Indebtedness Table
The following table sets forth the Company's borrowing arrangements as of December 31, 2020 on a pro forma basis giving effect to the refinancing transactions that took place in January and February 2021, including the issuance in the aggregate of $900 million of 5.75% Senior Notes due 2029 (the proceeds of which were used to pay down a portion of the amounts outstanding under the Term Loan A and B Facilities) and the entry into the 2021 Amendments:

	Interest Rate	Expiration Date	Principal Amount
Senior Secured Credit Facility:
Non-extended Revolving Credit Commitment (1)	(2)	February 2023	$—
Extended Revolving Credit Commitment (1)	(2)	February 2025 (3)	—
Term Loan B Facility (4)	(4)	February 2025	393
Term Loan A Facility (5):
Non-extended Term Loan A	(5)(6)	February 2023	197
Extended Term Loan A	(5)(7)	February 2025 (3)	237
Senior Secured Second Lien Notes	7.625%	June 2025	550
Senior Notes	4.875%	June 2023	407
Senior Notes	9.375%	April 2027	550
Senior Notes	5.75%	January 2029	900
Total Short-Term & Long-Term Debt			$3,234
Securitization obligations:
Apple Ridge Funding LLC		June 2021	102
Cartus Financing Limited		August 2021	4
Total Securitization Obligations			$106
_______________
(1)The available capacity under the Non-extended Revolving Credit Commitment is $477 million, while the available capacity under the Extended Revolving Credit Commitment is $948 million. As of December 31, 2020, there were no outstanding borrowings under either the Non-extended Revolving Commitment or Extended Revolving Credit Commitment and $42 million of outstanding undrawn letters of credit. The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to earlier spring maturity described in footnote (3), the Extended Revolving Credit Commitment expires in February 2025, but in each instance, amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities. On February 19, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at December 31, 2020 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2020.
(3)The maturity date of each of the Extended Revolving Credit Commitment and Extended Term Loan A may spring forward to a date prior to February 2025 as follows: (i) if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Extended Revolving Credit Commitment and Extended Term Loan A Facility will be March 2, 2023; and (ii) if on or before November 9, 2024, the Term Loan B Facility under the Senior Secured Credit Agreement is not extended, refinanced or replaced to have a maturity date after May 10, 2025 (or otherwise repaid prior to November 9, 2024), the maturity date of the Extended Revolving Credit Commitment and Extended Term Loan A Facility will be November 9, 2024.
(4)In January and February 2021, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $655 million of outstanding borrowings under the Term Loan B Facility. The Term Loan B Facility provides for quarterly amortization payments totaling 1% per annum of the $1,080 million original principal amount. The interest rate with respect to term loans under the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).
(5)In January 2021, prior to the effective date of the 2021 Amendments, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $250 million of outstanding borrowings under the Term Loan A Facility. The interest rates with respect to each of the Non-extended Term Loan A and Extended Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2020.
(6)The Company is not required to make amortization payments on the Non-extended Term Loan A. The balance of the Non-Extended Term Loan A is due at maturity on February 8, 2023.
(7)The Extended Term Loan A has quarterly amortization payments, commencing with the quarter ending June 30, 2021, equal to a percentage per quarter of the $237 million principal amount of the Extended Term Loan A outstanding on January 27, 2021 (the effective date of the 2021 Amendments), as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Term Loan A due at maturity on February 8, 2025.
See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements, for additional information on the Company's indebtedness as of December 31, 2020, and Note 20, "Subsequent Events", to the Consolidated Financial Statements, for a detailed description of the refinancing transactions.
LIBOR Transition
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and LIBOR and other “benchmark” rates are subject to ongoing national and international regulatory scrutiny and reform. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. In response to concerns regarding the future of LIBOR, the United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities: the Secured Overnight Financing Rate, or ‘‘SOFR.’’ We are unable to predict whether SOFR will attain market traction as a LIBOR replacement or the impact of other reforms, whether currently enacted or enacted in the future. Any new benchmark rate, including SOFR, will likely not replicate LIBOR exactly and if future rates based upon a successor rate are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have a material adverse effect on our financial condition and results of operations.
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility and Term Loan B) and the Term Loan A Facility. As of December 31, 2020, we had interest rate swaps based on LIBOR with a notional value of $1.0 billion to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
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
Pursuant to the 2020 Amendments to the Senior Secured Credit Agreement and Term Loan A Agreement, certain of these restrictions were tightened, including reducing (or eliminating) the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments.
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the Senior Secured Credit Agreement and Term Loan A Agreement require us to maintain a senior secured leverage ratio. We are further restricted under the indentures governing the 9.375% Senior Notes, 5.75% Senior Notes and 7.625% Senior Secured Second Lien Notes from making restricted payments, including our ability to issue dividends in excess of $45 million per calendar year or our ability to repurchase shares in any amount if our consolidated leverage ratio is equal to or greater than 4.00 to 1.00 and then (unless that ratio falls below 3:00 to 1:00) only to the extent of available cumulative credit, as defined under those indentures.
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly. Prior to the 2020 Amendments, the senior secured leverage ratio could not exceed 4.75 to 1.00. Pursuant to the 2021 Amendments, the financial covenant contained in each of the Senior Secured Credit Agreement and Term Loan A Agreement has been amended to require that Realogy Group maintain a senior secured leverage ratio not to exceed 5.25 to 1.00 commencing with the fourth quarter of 2020 through and including the second quarter of 2021, and thereafter will step down to 5.00 to 1.00 through and including the first quarter of 2022, and will return to 4.75 to 1.00 on and after the second quarter of 2022. As was the case under the 2020 Amendments, we also may elect to end the covenant period at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the senior secured leverage ratio will reset to the pre-amendment level of 4.75 to 1.00 thereafter.
The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing twelve-month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.625% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at December 31, 2020.

A reconciliation of net loss attributable to Realogy Group to Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the twelve months ended December 31, 2020 is set forth in the following table:

	For the Year Ended December 31, 2020
Net loss attributable to Realogy Group (a)	$(360)
Income tax benefit	(104)
Loss before income taxes	(464)
Depreciation and amortization	186
Interest expense, net	246
Restructuring costs, net	67
Impairments	682
Former parent legacy cost, net	1
Loss on the early extinguishment of debt	8
Operating EBITDA (b)	726
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)	50
Non-cash charges (d)	35
Pro forma effect of acquisitions and new franchisees (e)	5
Incremental securitization interest costs (f)	3
EBITDA as defined by the Senior Secured Credit Agreement	$819
Total senior secured net debt (g)	$1,395
Senior secured leverage ratio	1.70	x
_______________
(a)Net loss attributable to Realogy consists of: (i) loss of $462 million for the first quarter of 2020, (ii) loss of $14 million for the second quarter of 2020, (iii) income of $98 million for the third quarter of 2020 and (iv) income of $18 million for the fourth quarter of 2020.
(b)Operating EBITDA consists of: (i) $32 million for the first quarter of 2020, (ii) $175 million for the second quarter of 2020, (iii) $313 million for the third quarter of 2020 and (iv) $206 million for the fourth quarter of 2020.
(c)Represents the twelve-month pro forma effect of business optimization initiatives.
(d)Represents the elimination of non-cash expenses including $39 million of stock-based compensation expense and $3 million for the change in the allowance for doubtful accounts and notes reserves less $5 million of other items and $2 million of foreign exchange benefits for the twelve months ended December 31, 2020.
(e)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on January 1, 2020. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of January 1, 2020.
(f)Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended December 31, 2020.
(g)Represents total borrowings under the Senior Secured Credit Facility (including the Revolving Credit Facility and Term Loan B Facility) and Term Loan A Facility and borrowings secured by a first priority lien on our assets of $1,732 million plus $32 million of finance lease obligations less $369 million of readily available cash as of December 31, 2020. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations, 7.625% Senior Secured Second Lien Notes or unsecured indebtedness, including the Unsecured Notes.
Consolidated Leverage Ratio applicable to our 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt by the trailing twelve-month EBITDA. EBITDA, as defined in the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis for the period presented, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indentures is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.

The consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes for the twelve months ended December 31, 2020 is set forth in the following table:

	As of December 31, 2020
Revolver	$—
Term Loan A	684
Term Loan B	1,048
7.625% Senior Secured Second Lien Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
Finance lease obligations	32
Corporate Debt (excluding securitizations)	3,271
Less: Cash and cash equivalents	520
Net debt under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	$2,751
EBITDA as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes (a)	$819
Consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	3.4	x
_______________
(a)As set forth in the immediately preceding table, for the twelve months ended December 31, 2020, EBITDA, as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
See Note 9, "Short and Long-Term Debt—Senior Secured Credit Facility and Term Loan A Facility", "—Unsecured Notes" and "—Senior Secured Second Lien Notes", to the Consolidated Financial Statements for additional information.
At December 31, 2020, the amount of the Company's cumulative credit under the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes was approximately $430 million. At December 31, 2020, the cumulative credit basket available for restricted payments was approximately $409 million under the indenture governing the 9.375% Senior Notes and approximately $430 million under the indenture governing 7.625% Senior Secured Second Lien Notes. See Note 9, "Short and Long-Term Debt—Unsecured Notes" and "—Senior Secured Second Lien Notes", to the Consolidated Financial Statements for additional information.
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
Contractual Obligations
The following table summarizes our future contractual obligations as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Revolving Credit Facility (a)	$—	$—	$—	$—	$—	$—	$—
Term Loan B (b)	11	11	11	11	1,004	—	1,048
Term Loan A (c)	51	70	563	—	—	—	684
7.625% Senior Secured Second Lien Notes	—	—	—	—	550	—	550
4.875% Senior Notes	—	—	407	—	—	—	407
9.375% Senior Notes	—	—	—	—	—	550	550
Interest payments on long-term debt (d)	184	182	152	137	84	83	822
Securitization obligations (e)	106	—	—	—	—	—	106
Leases (including imputed interest) (f)	162	142	109	84	57	122	676
Purchase commitments (g)	80	38	34	32	22	229	435
Total (h)(i)	$594	$443	$1,276	$264	$1,717	$984	$5,278
_______________
(a)The Revolving Credit Facility expires in February 2023; however outstanding borrowings under this facility would be classified on the balance sheet as current due to the revolving nature of the facility.
(b)The Company’s Term Loan B has quarterly amortization payments totaling 1% per annum of the $1,080 million original principal amount of the Term Loan B issued under the Amended and Restated Credit Agreement with the balance payable in February 2025.
(c)The Company’s Term Loan A has quarterly amortization payments, based on a percentage of the $750 million original principal amount of the Term Loan A, as follows: 0.625% per quarter from June 30, 2018 to March 31, 2020; 1.25% per quarter from June 30, 2020 to March 31, 2021; 1.875% per quarter from June 30, 2021 to March 31, 2022; and 2.50% per quarter for periods ending on or after June 30, 2022, with the balance of the Term Loan A due at maturity on February 2023.
(d)Interest payments are based on applicable interest rates in effect at December 31, 2020 and include the impact of derivative instruments designed to fix the interest rate of a portion of the Company's variable rate debt.
(e)The Apple Ridge securitization facility expires in June 2021 and the Cartus Financing Limited agreements expire in August 2021.
(f)The lease amounts included in the above table are not discounted and do not include variable costs.
(g)Purchase commitments include a minimum licensing fee that the Company is required to pay to Sotheby’s from 2009 through 2054. The annual minimum licensing fee is approximately $2 million. Purchase commitments also include a minimum licensing fee to be paid to Meredith from 2009 through 2058 for the licensing of the Better Homes and Gardens Real Estate brand. The annual minimum fee was $4 million in 2020 and will generally remain the same thereafter.
(h)The contractual obligations table does not include other non-current liabilities such as pension liabilities of $30 million and unrecognized tax benefits of $19 million as the Company is not able to estimate the year in which these liabilities could be paid.

(i)The contractual obligations table does not include other incentives offered to certain franchisees which are paid at certain points during the franchise agreement period provided the franchisee maintains a certain level of annual gross commission income and the franchisee is in compliance with the terms of the franchise agreement at the time of payment. If current annual gross commission income levels are maintained by our franchisees, we would pay a total of $11 million over the next four years.
Contractual Obligations Update
The following table summarizes the Company's future contractual obligations as of December 31, 2020 on a pro forma basis after giving effect to the refinancing transactions that took place in January and February 2021, including the issuance in the aggregate of $900 million of 5.75% Senior Notes due 2029 (the proceeds of which were used to pay down a portion of the amounts outstanding under the Term Loan A Facility and Term Loan B Facility) and the entry into the 2021 Amendments as of December 31, 2020:

	2021	2022	2023	2024	2025	Thereafter	Total
Non-extended Revolving Credit Commitment (a)	$—	$—	$—	$—	$—	$—	$—
Extended Revolving Credit Commitment (a) (b)	—	—	—	—	—	—	—
Term Loan B (c)	11	11	11	11	349	—	393
Non-extended Term Loan A (d) (e)	—	—	197	—	—	—	197
Extended Term Loan A (b) (e)	4	10	16	22	185	—	237
7.625% Senior Secured Second Lien Notes	—	—	—	—	550	—	550
4.875% Senior Notes	—	—	407	—	—	—	407
9.375% Senior Notes	—	—	—	—	—	550	550
5.75% Senior Notes (f)	—	—	—	—	—	900	900
Interest payments on long-term debt (g)	188	211	188	172	135	265	1,159
Securitization obligations	106	—	—	—	—	—	106
Leases (including imputed interest)	162	142	109	84	57	122	676
Purchase commitments	80	38	34	32	22	229	435
Total	$551	$412	$962	$321	$1,298	$2,066	$5,610
_______________
(a)The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to earlier spring maturity described in footnote (c), the Extended Revolving Credit Commitment expires in February 2025; but in each instance, amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities.
(b)The maturity date of each of the Extended Revolving Credit Commitment and Extended Term Loan A may spring forward to a date prior to February 2025 as follows: (i) if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Extended Revolving Credit Commitment and Extended Term Loan A will be March 2, 2023; and (ii) if on or before November 9, 2024, the Term Loan B Facility under the Senior Secured Credit Agreement is not extended, refinanced or replaced to have a maturity date after May 10, 2025 (or otherwise repaid prior to November 9, 2024), the maturity date of the Extended Revolving Credit Commitment and Extended Term Loan A will be November 9, 2024.
(c)In January and February 2021, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $655 million of outstanding borrowings under the Term Loan B Facility. The Company’s Term Loan B Facility has quarterly amortization payments totaling 1% per annum of the $1,080 million original principal amount of the Term Loan B Facility issued under the Senior Secured Credit Agreement with the balance payable in February 2025.
(d)In January 2021, prior to the effective date of the 2021 Amendments, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $250 million of outstanding borrowings under the Term Loan A Facility.
(e)The Company is not required to make amortization payments on the Non-extended Term Loan A. The balance of the Non-extended Term Loan A is due at maturity on February 8, 2023. The Company’s Extended Term Loan A has quarterly amortization payments, equal to a percentage per quarter of the $237 million principal amount of the Extended Term Loan A outstanding on January 27, 2021 (the effective date of the 2021 Amendments), commencing with the quarter ending June 30, 2021, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025.
(f)The 5.75% Senior Notes mature on January 15, 2029 and bear interest at a rate of 5.75% per annum. Interest on the Notes will be payable semiannually to holders of record at the close of business on January 15 or July 15 immediately preceding the interest payment date on January 1 and July 1 of each year, commencing July 15, 2021.
(g)Represents interest payments based on our pro forma debt balances as of December 31, 2020 and assuming LIBOR rates as of December 31, 2020.

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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,910 million and $705 million, respectively, at December 31, 2020 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares carrying values of the goodwill reporting units and other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value.
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
Significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, a decrease in our business results, growth rates that fall below our assumptions, divestitures, and a sustained decline in our stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions. Such changes could result in changes to our estimates of our fair value and a material impairment of goodwill or other indefinite-lived intangible assets.
During the first quarter of 2020, the Company determined that the impact on future earnings related to the COVID-19 pandemic qualified as a triggering event for all of our reporting units and accordingly, the Company performed an impairment assessment of goodwill and other indefinite-lived intangible assets as of March 31, 2020. This assessment resulted in the recognition of an impairment of Realogy Franchise Group trademarks of $30 million and a goodwill impairment of $413 million for Realogy Brokerage Group. The primary drivers of the impairments were a significant increase in the weighted average cost of capital due to the volatility in the capital and debt markets due to COVID-19 and the related lower projected financial results.
The Company recorded $133 million of reserves during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds. Upon reclassification of Cartus Relocation Services to held and used on the Consolidated Balance Sheets in the fourth quarter of 2020, the reserves (including $105 million related to goodwill) were included in the Impairments line in the Consolidated Statements of Operations for the year ended December 31, 2020.
The Company performed an impairment assessment upon reclassification during the fourth quarter of 2020 and the impairment assessment indicated that the carrying value of Cartus Relocation Services exceeded its estimated fair value. The Company believes that the reduced fair value is a result of the impact of the COVID-19 crisis resulting in lower relocation activity which has negatively impacted the operating results of the relocation services. Furthermore, recent U.S. immigration and visa restrictions have exacerbated these trends. As a result, during the fourth quarter of 2020, the Company recognized an additional goodwill impairment charge of $22 million and a trademark impairment charge of $34 million related to Cartus Relocation Services (which is reported within the Realogy Franchise Group reportable segment).
The impairment charges are recorded on a separate line in the accompanying Consolidated Statements of Operations and are non-cash in nature.
The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units by 10% and determined no impairment of goodwill. Due to the impairments during 2020 for the Realogy Franchise Group and Cartus Relocation Service trademarks, there was little to no excess fair value over carrying value as of December 31, 2020.
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
Recently Issued SEC Guidance and Accounting Pronouncements
The SEC issued a final rule on Management’s Discussion and Analysis, Selected Financial Data, and Supplementary Financial Information adopting amendments to modernize, simplify, and enhance certain financial disclosure requirements in Regulation S-K. In summary, the amendments eliminate the requirement to provide selected financial data in Item 301, replace the requirement for tabular supplementary financial information in Item 302 with a principles-based disclosure requirement regarding material retrospective changes and make amendments to Management’s Discussion and Analysis (MD&A) in Item 303 intended to eliminate duplicative disclosures and modernize and enhance MD&A disclosures for the benefit of investors, while simplifying compliance efforts for registrants. The amendments became effective on February 10, 2021 and companies are required to comply with the amendments beginning with the first fiscal year that ends on or after the date that is 210 days after publication in the Federal Register (which was on January 11, 2021). Therefore, the Company will not be required to comply with the amended rules until its 2021 Annual Report on Form 10-K. The rules may be applied early on an Item by Item basis as long as all of the amendments within an Item comply.
The SEC issued its final rule on the Modernization of Regulation S-K Items 101, 103, and 105 which is intended to improve readability of disclosure documents, as well as discourage repetition and disclosure of information that is not material. The new rule amends disclosure requirements relating to the description of a company's business, legal proceedings and risk factors made in applicable registration statements and reports filed on and after November 9, 2020, including this Annual Report.
See Note 2, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements for a discussion of recently issued accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At December 31, 2020, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B Facility under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2020, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $1.7 billion, which excludes $106 million of securitization obligations. The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at December 31, 2020 was 2.56%. The interest rate with respect to the Term Loan B Facility is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the December 31, 2020 senior secured leverage ratio, the LIBOR margin was 1.75%. At December 31, 2020, the one-month LIBOR rate was 0.14%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $2 million impact on our annual interest expense.
As of December 31, 2020, we had interest rate swaps with a notional value of $1.0 billion to manage a portion of our exposure to changes in interest rates associated with our $1.7 billion of variable rate borrowings. Interest rates swaps with a notional value of $600 million expired on August 7, 2020. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $81 million and $47 million for the fair value of the interest rate swaps at December 31, 2020 and 2019, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the

LIBOR yield curve would increase the fair value of our interest rate swaps by $8 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Management assessed the effectiveness of Realogy Holdings' internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Holdings maintained effective internal control over financial reporting as of December 31, 2020.

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
Management assessed the effectiveness of Realogy Group’s internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Group maintained effective internal control over financial reporting as of December 31, 2020.
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

Item 9B.    Other Information.
On February 22, 2020, the Compensation Committee of the Board of Directors (the “Committee”) of the Company granted a discretionary cash-based bonus award to Ms. Simonelli and Mr. Casey in recognition of their meaningful contributions to the Company's strong financial performance in 2020, as described in more detail below. The payment of bonus awards is not part of the regular executive compensation program of the Company and such payments are not commonly granted by the Committee.
In granting a bonus payment in the amount of $300,000 to Ms. Simonelli, the Committee took into account the improvements in our debt profile and balance sheet orchestrated by Ms. Simonelli, including:
•the issuance of the 7.625% Senior Secured Second Lien Notes due 2025 (the net proceeds of which were used to discharge the 5.25% Senior Notes due 2021),
•the successful execution of the 2020 Amendments, and
•the preparation for and structuring of the refinancing transactions executed by the Company in January and February 2021, which included:
◦the issuance of the 5.75% Senior Notes due 2029, the proceeds of which were used to pay down $905 million under the Term Loan A and Term Loan B Facilities, and
◦the successful execution of the 2021 Amendments to extend the maturity of a portion of the remaining amount outstanding under the Term Loan A Facility and the Revolving Credit Facility from February 2023 to February 2025, subject to earlier springing maturity dates upon the occurrence of certain events.
See Note 9, “Short and Long-Term Debt”, and Note 20, “Subsequent Events”, to the Consolidated Financial Statements for additional information on these refinancing transactions.
In granting a bonus payment in the amount of $300,000 to Mr. Casey, the Committee took into account his significant efforts in building and executing his strategic vision for Guaranteed Rate Affinity, the Company's minority-held mortgage origination joint venture since its launch in the third-quarter of 2017.
The Committee noted that in 2020, the Company recorded equity earnings from Guaranteed Rate Affinity of $126 million as compared to $15 million in 2019 and a loss in 2018. Accordingly, Guaranteed Rate Affinity contributed 17% of the Company's Operating EBITDA for the year ended December 31, 2020 as compared to 3% of the Company's Operating EBITDA for the year ended December 31, 2019.
In making these awards, the Committee also considered the criticality of each of Ms. Simonelli's and Mr. Casey's roles at Realogy and took note of the competitive environment for executive talent, in particular with respect to these executives, and the potential business disruption likely to be caused by unplanned attrition. In addition, the Committee considered each executive’s positioning relative to the Company’s peer group, before and after taking into account the bonus award.
On February 22, 2021, the Committee also approved, in consultation with its independent compensation consultant, changes in compensation for certain of our named executive officers, including (i) an increase in annual base salary for Ms. Simonelli to $900,000 (effective March 6, 2021) and (ii) an increase in Mr. Schneider’s 2021 target incentive award under the Company’s annual cash incentive plan from one and a half times to two times earned salary. In approving these changes, the Committee took into account Ms. Simonelli’s positioning relative to the Company’s peer group and, for Mr. Schneider, competitive target annual incentive opportunities for leaders in his position, including among our peer group. In addition, for each of Ms. Simonelli and Mr. Schneider, the Committee considered their significant contributions to the Company’s performance in 2020 as well as their anticipated future contributions, noting the crucial role each executive is expected to play in the continued execution of the Company’s long-term strategy and the potential business disruption likely to be caused by a loss of their services.

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
Item 11.    Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions "Governance of the Company—Compensation of Independent Directors," "Governance of the Company—Committees of the Board" and "Executive Compensation" and is incorporated by reference to this Annual Report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item relating to securities authorized for issuance under equity compensation plans is included in the Proxy Statement under the caption "Proposal 4. Approval of the Amended & Restated 2018 Long-Term Incentive Plan" and is incorporated by reference to this report.
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
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2020, 2019 and 2018:

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2020	$11	$9	$—	$(7)	$13
Year ended December 31, 2019	9	5	—	(3)	11
Year ended December 31, 2018	11	1	—	(3)	9

Deferred tax asset valuation allowance
Year ended December 31, 2020	$17	$4	$—	$—	$21
Year ended December 31, 2019	18	(1)	—	—	17
Year ended December 31, 2018	13	5	—	—	18
_______________
(a)The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables, in the Consolidated Balance Sheets.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on February 23, 2021.
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

Name	Title	Date

/s/ RYAN M. SCHNEIDER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 23, 2021
Ryan M. Schneider

/s/ CHARLOTTE C. SIMONELLI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2021
Charlotte C. Simonelli

/s/ TIMOTHY B. GUSTAVSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 23, 2021
Timothy B. Gustavson

/s/ MICHAEL J. WILLIAMS	Chairman of the Board of Directors of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Michael J. Williams

/s/ FIONA P. DIAS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Fiona P. Dias

/s/ MATTHEW J. ESPE	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Matthew J. Espe

/s/ V. ANN HAILEY	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
V. Ann Hailey

/s/ BRYSON KOEHLER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Bryson Koehler

/s/ DUNCAN L. NIEDERAUER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Duncan L. Niederauer

/s/ ENRIQUE SILVA	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Enrique Silva

/s/ SHERRY M. SMITH	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Sherry M. Smith

/s/ CHRIS TERRILL	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 23, 2021
Chris Terrill

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Realogy Holdings Corp. and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting for Realogy Holdings Corp. appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Interim Goodwill Impairment Assessment—Realogy Brokerage Group Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,910 million as of December 31, 2020, and the goodwill associated with the Realogy Brokerage Group reporting unit was $245 million. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the reporting units to their respective fair values and when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the income approach, a discounted cash flow approach. The fair value of the Company's reporting units are determined utilizing the best estimate of future revenues, operating expenses, including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates. During the first quarter of 2020, management determined that the impact on future earnings related to the COVID-19 pandemic qualified as triggering event for all of the Company's reporting units and, accordingly, management performed an impairment assessment of goodwill as of March 31, 2020. As a result of the interim impairment assessment, management recognized a goodwill impairment charge totaling $413 million related to Realogy Brokerage Group.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Realogy Brokerage Group reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to future revenues, commission expense and related operating expenses, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Realogy Brokerage Group reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Realogy Brokerage Group reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow approach; and (iv) evaluating the significant assumptions used by management related to future revenues, commission expense and related operating expenses, and the discount rate. Evaluating management’s assumptions related to future revenues and commission expense and related operating expenses involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit and whether the assumptions were consistent with evidence obtained in other areas of the audit. Additionally, for future revenues, the evaluation also considered whether the assumption was consistent with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the discount rate assumption.

Interim Other Indefinite-Lived Asset Impairment Assessment – Realogy Franchise Group Trademark Intangible Asset
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated other indefinite-lived intangible assets balance was $705 million as of December 31, 2020, including trademark intangible assets of $685 million. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the other indefinite lived assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each other indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company's other indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. During the first quarter of 2020, management determined that the impact on future earnings related to the COVID-19 pandemic qualified as triggering event and, accordingly, management performed an impairment assessment of other indefinite-lived intangible assets as of March 31, 2020. As a result of the interim impairment assessment, management recognized an impairment charge totaling $30 million related to the Realogy Franchise Group trademark intangible asset.
The principal considerations for our determination that performing procedures relating to the interim other indefinite-lived intangible asset impairment assessment of the Realogy Franchise Group trademark intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value of the trademark intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to future revenues and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim trademark intangible asset impairment assessment, including controls over the valuation of the Realogy Franchise Group trademark intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Realogy Franchise Group trademark intangible asset; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (iv) evaluating the significant assumptions used by management related to future revenues and the discount rate. Evaluating management’s assumption related to future revenues involved evaluating whether the assumption used by management was reasonable considering the current and past performance of the business associated with the trademark, consistency with external market and industry data, and whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief from royalty method and the discount rate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 23, 2021

We have served as the Company's auditor since 2009.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Realogy Group LLC and its subsidiaries (the "Company") as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive (loss) income and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control Over Financial Reporting for Realogy Group LLC appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB and in accordance with standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
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
Interim Goodwill Impairment Assessment—Realogy Brokerage Group Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,910 million as of December 31, 2020, and the goodwill associated with the Realogy Brokerage Group reporting unit was $245 million. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the reporting units to their respective fair values and when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the income approach, a discounted cash flow approach. The fair value of the Company's reporting units are determined utilizing the best estimate of future revenues, operating expenses, including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates. During the first quarter of 2020, management determined that the impact on future earnings related to the COVID-19 pandemic qualified as triggering event for all of the Company's reporting units and, accordingly, management performed an impairment assessment of goodwill as of March 31, 2020. As a result of the interim impairment assessment, management recognized a goodwill impairment charge totaling $413 million related to Realogy Brokerage Group.
The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Realogy Brokerage Group reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to future revenues, commission expense and related operating expenses, and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim goodwill impairment assessment, including controls over the valuation of the Realogy Brokerage Group reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Realogy Brokerage Group reporting unit; (ii) evaluating the appropriateness of the discounted cash flow approach (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow approach; and (iv) evaluating the significant assumptions used by management related to future revenues, commission expense and related operating expenses, and the discount rate. Evaluating management’s assumptions related to future revenues and commission expense and related operating expenses involved evaluating whether the assumptions used by management were reasonable considering the current and past performance of the reporting unit and whether the assumptions were consistent with evidence obtained in other areas of the audit. Additionally, for future revenues, the evaluation also considered whether the assumption was consistent with external market and industry data. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow approach and the discount rate assumption.

Interim Other Indefinite-Lived Asset Impairment Assessment – Realogy Franchise Group Trademark Intangible Asset
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated other indefinite-lived intangible assets balance was $705 million as of December 31, 2020, including trademark intangible assets of $685 million. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the other indefinite lived assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each other indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company's other indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. During the first quarter of 2020, management determined that the impact on future earnings related to the COVID-19 pandemic qualified as triggering event and, accordingly, management performed an impairment assessment of other indefinite-lived intangible assets as of March 31, 2020. As a result of the interim impairment assessment, management recognized an impairment charge totaling $30 million related to the Realogy Franchise Group trademark intangible asset.
The principal considerations for our determination that performing procedures relating to the interim other indefinite-lived intangible asset impairment assessment of the Realogy Franchise Group trademark intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value of the trademark intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to future revenues and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s interim trademark intangible asset impairment assessment, including controls over the valuation of the Realogy Franchise Group trademark intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Realogy Franchise Group trademark intangible asset; (ii) evaluating the appropriateness of the relief from royalty method (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (iv) evaluating the significant assumptions used by management related to future revenues and the discount rate. Evaluating management’s assumption related to future revenues involved evaluating whether the assumption used by management was reasonable considering the current and past performance of the business associated with the trademark, consistency with external market and industry data, and whether the assumption was consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief from royalty method and the discount rate.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 23, 2021

We have served as the Company's auditor since 2009.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2020	2019	2018
Revenues
Gross commission income	$4,669	$4,330	$4,533
Service revenue	983	941	947
Franchise fees	419	386	393
Other	150	213	206
Net revenues	6,221	5,870	6,079
Expenses
Commission and other agent-related costs	3,527	3,156	3,282
Operating	1,473	1,531	1,548
Marketing	215	264	258
General and administrative	412	344	328
Former parent legacy cost, net	1	1	4
Restructuring costs, net	67	52	58
Impairments	682	271	—
Depreciation and amortization	186	195	195
Interest expense, net	246	250	190
Loss (gain) on the early extinguishment of debt	8	(5)	7
Other income, net	(5)	—	—
Total expenses	6,812	6,059	5,870
(Loss) income before income taxes, equity in (earnings) losses and noncontrolling interests	(591)	(189)	209
Income tax (benefit) expense	(104)	14	65
Equity in (earnings) losses of unconsolidated entities	(131)	(18)	4
Net (loss) income	(356)	(185)	140
Less: Net income attributable to noncontrolling interests	(4)	(3)	(3)
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(360)	$(188)	$137

(Loss) earnings per share attributable to Realogy Holdings shareholders:
Basic (loss) earnings per share	$(3.13)	$(1.65)	$1.10
Diluted (loss) earnings per share	$(3.13)	$(1.65)	$1.09
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	115.2	114.2	124.0
Diluted	115.2	114.2	125.3

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(356)	$(185)	$140
Currency translation adjustment	—	—	(3)
Defined Benefit Plans:
Actuarial loss for the plans	(6)	(8)	(6)
Less: amortization of actuarial loss to periodic pension cost	(2)	(2)	(2)
Defined benefit plans	(4)	(6)	(4)
Other comprehensive loss, before tax	(4)	(6)	(7)
Income tax benefit related to items of other comprehensive loss	(1)	(2)	(1)
Other comprehensive loss, net of tax	(3)	(4)	(6)
Comprehensive (loss) income	(359)	(189)	134
Less: comprehensive income attributable to noncontrolling interests	(4)	(3)	(3)
Comprehensive (loss) income attributable to Realogy Holdings and Realogy Group	$(363)	$(192)	$131

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$520	$263
Restricted cash	3	3
Trade receivables (net of allowance for doubtful accounts of $13 and $11)	128	125
Relocation receivables	139	203
Other current assets	154	158
Total current assets	944	752
Property and equipment, net	317	342
Operating lease assets, net	450	550
Goodwill	2,910	3,460
Trademarks	685	749
Franchise agreements, net	1,088	1,160
Other intangibles, net	188	225
Other non-current assets	352	305
Total assets	$6,934	$7,543
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$128	$137
Securitization obligations	106	206
Current portion of long-term debt	62	234
Current portion of operating lease liabilities	129	128
Accrued expenses and other current liabilities	600	405
Total current liabilities	1,025	1,110
Long-term debt	3,145	3,211
Long-term operating lease liabilities	430	496
Deferred income taxes	276	390
Other non-current liabilities	291	240
Total liabilities	5,167	5,447
Commitments and contingencies (Note 14)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2020 and December 31, 2019	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 115,457,067 shares issued and outstanding at December 31, 2020 and 114,355,519 shares issued and outstanding at December 31, 2019	1	1
Additional paid-in capital	4,876	4,842
Accumulated deficit	(3,055)	(2,695)
Accumulated other comprehensive loss	(59)	(56)
Total stockholders' equity	1,763	2,092
Noncontrolling interests	4	4
Total equity	1,767	2,096
Total liabilities and equity	$6,934	$7,543

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net (loss) income	$(356)	$(185)	$140
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	186	195	195
Deferred income taxes	(114)	3	71
Impairments	682	271	—
Amortization of deferred financing costs and debt discount	11	10	15
Loss (gain) on the early extinguishment of debt	8	(5)	7
Equity in (earnings) losses of unconsolidated entities	(131)	(18)	4
Stock-based compensation	39	30	40
Mark-to-market adjustments on derivatives	51	39	3
Other adjustments to net (loss) income	(5)	(4)	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(4)	22	7
Relocation receivables	64	29	(9)
Other assets	29	4	(6)
Accounts payable, accrued expenses and other liabilities	220	(22)	(71)
Dividends received from unconsolidated entities	101	3	3
Other, net	(33)	(1)	(5)
Net cash provided by operating activities	748	371	394
Investing Activities
Property and equipment additions	(95)	(119)	(105)
Proceeds from the sale of assets	23	—	—
Investment in unconsolidated entities	(5)	(12)	(15)
Proceeds from investments in unconsolidated entities	—	—	19
Other, net	(13)	3	10
Net cash used in investing activities	(90)	(128)	(91)
Financing Activities
Net change in Revolving Credit Facility	(190)	(80)	200
Payments for refinancing of Term Loan B	—	—	(4)
Proceeds from refinancing of Term Loan A & A-1	—	—	17
Proceeds from issuance of Senior Secured Lien Notes	550	—	—
Proceeds from issuance of Senior Notes	—	550	—
Redemption and repurchase of Senior Notes	(550)	(533)	—
Amortization payments on term loan facilities	(43)	(30)	(25)
Net change in securitization obligations	(99)	(26)	38
Debt issuance costs	(15)	(9)	(16)
Cash paid for fees associated with early extinguishment of debt	(7)	(5)	—
Repurchase of common stock	—	(20)	(402)
Dividends paid on common stock	—	(31)	(45)
Taxes paid related to net share settlement for stock-based compensation	(5)	(6)	(10)
Payments of contingent consideration related to acquisitions	(2)	(3)	(22)
Other, net	(41)	(22)	(28)
Net cash used in financing activities	(402)	(215)	(297)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	—	(2)
Net increase in cash, cash equivalents and restricted cash	257	28	4
Cash, cash equivalents and restricted cash, beginning of period	266	238	234
Cash, cash equivalents and restricted cash, end of period	$523	$266	$238

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $5, $8 and $9 respectively)	$209	$210	$185
Income tax (refunds) payments, net	—	(3)	7

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Realogy Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at January 1, 2018	131.6	$1	$5,285	$(2,631)	$(37)	$4	$2,622
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(13)	(9)	—	(22)
Net income	—	—	—	137	—	3	140
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Repurchase of common stock	(17.9)	—	(402)	—	—	—	(402)
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	40	—	—	—	40
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.3)	—	(10)	—	—	—	(10)
Dividends ($0.36 per share)	—	—	(45)	—	—	(3)	(48)
Balance at December 31, 2018	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net (loss) income	—	—	—	(188)	—	3	(185)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	30	—	—	—	30
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends ($0.27 per share)	—	—	(31)	—	—	(3)	(34)
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(360)	—	4	(356)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	39	—	—	—	39
Issuance of shares for vesting of equity awards	1.7	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(5)	—	—	—	(5)
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
1.    BASIS OF PRESENTATION
Realogy Holdings Corp. ("Realogy Holdings", "Realogy" or the "Company") is a holding company for its consolidated subsidiaries including Realogy Intermediate Holdings LLC ("Realogy Intermediate") and Realogy Group LLC ("Realogy Group") and its consolidated subsidiaries. Realogy, through its subsidiaries, is a global provider of residential real estate services. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the consolidated financial positions, results of operations, comprehensive (loss) income and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same.
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
Inclusion of Cartus Relocation Services in Continuing Operations
The results of the Company's global relocation operations, Cartus Relocation Services, were presented as discontinued operations commencing in the fourth quarter of 2019 pending the sale of that business to a third party. However, during the fourth quarter of 2020, following termination of the proposed sale of that business and change in the company's expectations for sale, management determined that the held for sale and discontinued operations criteria in ASC Topic 360 and ASC Topic 205 were no longer met. As a result, the assets and liabilities of Cartus Relocation Services, previously presented as held for sale, have been reclassified to held and used on the Consolidated Balance Sheets as of December 31, 2020 and the results of Cartus Relocation Services have been reclassified from discontinued operations to continuing operations and included in the Realogy Franchise Group segment for all periods presented (see Note 18, "Segment Information", for additional information). Cartus Relocation Services’ assets and liabilities were measured at fair value upon reclassification and the reduction to the carrying value is reported in the Impairments line in the Consolidated Statements of Operations for the year ended December 31, 2020.
Business Description
The Company reports its operations in the following three business segments (the number of offices and agents are unaudited):
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2020, our real estate franchise systems and proprietary brands had approximately 320,700 independent sales agents worldwide, including approximately 190,700 independent sales agents operating in the U.S. (which included approximately 53,100 company owned brokerage independent sales agents). As of December 31, 2020, our real estate franchise systems and proprietary brands had approximately 20,100 offices worldwide in 116 countries and territories, including approximately 5,800 brokerage offices in the U.S. (which included approximately 670 company owned brokerage offices). This segment also includes our lead generation and global relocation services operations.
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 670 owned and operated brokerage offices with approximately 53,100 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S.
•Realogy Title Group—provides full-service title, escrow and settlement services to real estate companies, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage business. The title insurance underwriter, Title Resources Guaranty Company, provides title underwriting services relating to the closing of home purchases and refinancing of home loans, working with affiliated and independent agents. This segment also includes the Company's share of equity earnings for our Guaranteed Rate Affinity mortgage origination joint venture.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
LEASES
See Note 3, "Leases", for discussion.
REVENUE RECOGNITION
See Note 4, "Revenue Recognition", for discussion.
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
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $3 million at both December 31, 2020 and 2019.
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
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $157 million, $197 million and $207 million for the years ended December 31, 2020, 2019 and 2018, respectively.

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
DERIVATIVE INSTRUMENTS
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company uses interest rate swaps to manage its exposure to future interest rate volatility associated with its variable rate borrowings.  The Company has not elected to utilize hedge accounting for these instruments; therefore, any change in fair value is recorded in the Consolidated Statements of Operations. However, the fluctuations in the value of these instruments generally offset the impact of changes in the value of the underlying risk that they are intended to economically hedge. See Note 17, "Risk Management and Fair Value of Financial Instruments", for further discussion.
INVESTMENTS
Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity") originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country. Guaranteed Rate, Inc. ("Guaranteed Rate") owns a controlling 50.1% stake of Guaranteed Rate Affinity and the Company owns 49.9%. The Company has certain governance rights related to the joint venture, however it does not have control of the day-to-day operations of Guaranteed Rate Affinity. The equity earnings or losses related to Guaranteed Rate Affinity are included in the financial results of Realogy Title Group. At December 31, 2020 and 2019, the Company had various equity method investments which are recorded within other non-current assets on the accompanying Consolidated Balance Sheets. The Company's former 49.9% mortgage joint venture with PHH Home Loans LLC, which was reported in Realogy Brokerage Group, was sold during the first quarter of 2018.
The Company's investment in Guaranteed Rate Affinity at Realogy Title Group had investment balances of $90 million and $60 million at December 31, 2020 and 2019, respectively. The Company recorded equity earnings of $126 million, earnings of $15 million and losses of $8 million related to its investment in Guaranteed Rate Affinity during the years ended December 31, 2020, 2019 and 2018, respectively. The Company received $96 million in cash dividends from Guaranteed Rate Affinity during the year ended December 31, 2020 and no cash dividends during the years ended December 31, 2019 and 2018. The Company invested $2 million and $4 million of cash into Guaranteed Rate Affinity during the years ended December 31, 2019 and 2018, respectively.
The Company's other equity method investments had investment balances totaling $10 million and $9 million at December 31, 2020 and 2019, respectively. The Company recorded equity earnings from the operations of these equity method investments of $5 million, $3 million and $4 million during the years ended December 31, 2020, 2019 and 2018, respectively. The Company received $5 million in cash dividends from these equity method investments during each of the years ended December 31, 2020, 2019 and 2018.

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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, generally from 1 to 5 years, when such software is ready for use. The net carrying value of software developed or obtained for internal use was $118 million at both December 31, 2020 and 2019.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,910 million and $705 million, respectively, at December 31, 2020 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares carrying values of the goodwill reporting units and other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value.
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
Significant negative industry or economic trends, disruptions to the business, unexpected significant changes or planned changes in use of the assets, a decrease in business results, growth rates that fall below management's assumptions, divestitures, and a sustained decline in the Company's stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions. Such changes could result in changes to management's estimates of the Company's fair value and a material impairment of goodwill or other indefinite-lived intangible assets.
During the first quarter of 2020, the Company determined that the impact on future earnings related to the COVID-19 pandemic qualified as a triggering event for all of our reporting units and accordingly, the Company performed an impairment assessment of goodwill and other indefinite-lived intangible assets as of March 31, 2020. This assessment resulted in the recognition of an impairment of Realogy Franchise Group trademarks of $30 million and a goodwill impairment of $413 million for Realogy Brokerage Group. The primary drivers of the impairments were a significant increase in the weighted average cost of capital due to the volatility in the capital and debt markets due to COVID-19 and the related lower projected financial results.
The Company recorded $133 million of reserves during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds. Upon reclassification of Cartus Relocation Services to held and used on the Consolidated Balance Sheets in the fourth quarter of 2020, the reserves (including $105 million related to goodwill) were included in the Impairments line in the Consolidated Statements of Operations for the year ended December 31, 2020.

The Company performed an impairment assessment upon reclassification during the fourth quarter of 2020 and the impairment assessment indicated that the carrying value of Cartus Relocation Services exceeded its estimated fair value. The Company believes that the reduced fair value is a result of the impact of the COVID-19 crisis resulting in lower relocation activity which has negatively impacted the operating results of the relocation services. Furthermore, recent U.S. immigration and visa restrictions have exacerbated these trends. As a result, during the fourth quarter of 2020, the Company recognized an additional goodwill impairment charge of $22 million and a trademark impairment charge of $34 million related to Cartus Relocation Services (which is reported within the Realogy Franchise Group reportable segment).
The impairment charges are recorded on a separate line in the accompanying Consolidated Statements of Operations and are non-cash in nature.
The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units by 10% and determined no impairment of goodwill. Due to the impairments during 2020 for the Realogy Franchise Group and Cartus Relocation Service trademarks, there was little to no excess fair value over carrying value as of December 31, 2020.
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
ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements ("ASC 205") and ASC Topic 360 Property, Plant and Equipment (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value, less cost to sell, and depreciation ceases on the date that the held for sale criteria are met. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in "Net (loss) income from discontinued operations" in the accompanying Consolidated Statements of Operations for the current and prior periods commencing in the period in which the business meets the criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held for use that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.
STOCK-BASED COMPENSATION
The Company grants stock-based awards to certain senior management members, employees and directors including non-qualified stock options, restricted stock units and performance share units. In 2020, the Company shifted away from granting non-qualified options. The fair value of non-qualified stock options is estimated using the Black-Scholes option pricing model on the grant date and is recognized as expense over the service period based on the vesting requirements. The fair value of restricted stock units and performance share units without a market condition is measured based on the closing price of the Company's common stock on the grant date and is recognized as expense over the service period of the award, or when requisite performance metrics or milestones are probable of being achieved. The fair value of awards with a market condition are estimated using the Monte Carlo simulation method and expense is recognized on a straight-line basis over the requisite service period of the award. The Company recognizes forfeitures as they occur. Determining the fair value of stock-based awards at the grant date requires considerable judgment, including estimating expected volatility and expected term, risk-free rate.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
The Company adopted the new accounting standard on Financial Instruments—Credit Losses (Topic 326) effective January 1, 2020. The new standard amends the guidance for measuring credit losses on certain financial instruments and financial assets, including trade receivables. The standard requires that companies recognize an allowance that reflects the current estimate of credit losses expected to be incurred over the life of the financial instrument. The valuation allowance for credit losses should be recognized and measured based on historical experience, current conditions and expectations of the future. The initial adoption of this guidance did not have an impact to the Company’s Consolidated Financial Statements upon adoption on January 1, 2020.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates. Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
The FASB issued a new standard on Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for instruments with characteristics of liabilities and equity, including convertible debt. The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock resulting in fewer embedded conversion features being separately recognized from the host contract and the interest rate of more convertible debt instruments being closer to the coupon interest rate, as compared with current guidance. The new standard also amends the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. In addition, the standard changes the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard is effective for reporting periods beginning on or after December 15, 2021 with early adoption permitted as of January 1, 2021. The new standard requires adoption using either a full or modified retrospective approach and is not expected to have an impact on the Company's financial statements.
The FASB issued a new standard on Simplifying the Accounting for Income Taxes which clarifies and simplifies aspects of the accounting for income taxes to help promote consistent application of GAAP by eliminating certain exceptions to the general principles of ASC Topic 740, Income Taxes. This guidance is effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Depending on the amendment, adoption may be applied on a retrospective, modified retrospective or prospective basis. Early adoption is permitted in any interim or annual period, with any adjustments reflected as of the beginning of fiscal year of adoption. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements but does not believe the adoption will have a material effect.
3.    LEASES
The Company's lease portfolio consists primarily of office space and equipment. The Company has approximately 1,200 real estate leases with lease terms ranging from less than 1 year to 17 years and includes the Company's brokerage sales offices, regional and branch offices for our title and relocation operations, corporate headquarters, regional headquarters, and facilities serving as local administration, training and storage. The Company's brokerage sales offices are generally located in shopping centers and small office parks, typically with lease terms of 1 year to 5 years. In addition, the Company has equipment leases which primarily consist of furniture, computers and other office equipment.
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
Supplemental balance sheet information related to the Company's leases was as follows:

Lease Type	Balance Sheet Classification	December 31, 2020	December 31, 2019
Assets:
Operating lease assets	Operating lease assets, net	$450	$550
Finance lease assets (a)	Property and equipment, net	40	42
Total lease assets, net		$490	$592
Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$129	$128
Finance lease liabilities	Accrued expenses and other current liabilities	13	13
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	430	496
Finance lease liabilities	Other non-current liabilities	19	22
Total lease liabilities		$591	$659

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		5.9	6.2
Finance leases		2.8	3.1

Weighted average discount rate:
Operating leases		4.6%	5.1%
Finance leases		3.7%	4.1%
_______________
(a)Finance lease assets are recorded net of accumulated amortization of $40 million and $39 million at December 31, 2020 and 2019, respectively.
As of December 31, 2020, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2021	$149	$13	$162
2022	132	10	142
2023	102	7	109
2024	81	3	84
2025	56	1	57
Thereafter	122	—	122
Total lease payments	642	34	676
Less: Interest	83	2	85
Present value of lease liabilities	$559	$32	$591

Supplemental income statement information related to the Company's leases is as follows:

	Year Ended	Year Ended
Lease Costs	December 31, 2020	December 31, 2019
Operating lease costs	$150	$165
Finance lease costs:
Amortization of leased assets	12	13
Interest on lease liabilities	2	2
Other lease costs (a)	24	28
Impairment (b)	46	12
Less: Sublease income, gross	2	3
Net lease cost	$232	$217
_______________
(a)Primarily consists of variable lease costs.
(b)Impairment charges relate to the exit and sublease of certain real estate operating leases. As of December 31, 2020, the Company impaired or restructured approximately 1 million square feet which included its corporate headquarters in Madison, New Jersey and the relocation operations' main corporate location in Danbury, Connecticut resulting in additional impairment charges and restructuring charges. See Note 12, "Restructuring Costs", for further discussion.
Supplemental cash flow information related to leases was as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Supplemental cash flow information:
Operating cash flows from operating leases	$165	$162
Operating cash flows from finance leases	2	2
Financing cash flows from finance leases	14	15

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$103	$153
Finance leases	11	18
Significant non-cash transactions included finance lease additions of $20 million for the year ended December 31, 2018, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
4.    REVENUE RECOGNITION
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

	Years Ended December 31, 2020 vs December 31, 2019
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross commission income (a)	$—	$—	$4,669	$4,330	$—	$—	$—	$—	$4,669	$4,330
Service revenue (b)	243	351	26	11	714	579	—	—	983	941
Franchise fees (c)	725	668	—	—	—	—	(306)	(282)	419	386
Other (d)	91	139	47	68	22	17	(10)	(11)	150	213
Net revenues	$1,059	$1,158	$4,742	$4,409	$736	$596	$(316)	$(293)	$6,221	$5,870

	Years Ended December 31, 2019 vs December 31, 2018
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2019	2018	2019	2018	2019	2018	2019	2018	2019	2018
Gross commission income (a)	$—	$—	$4,330	$4,533	$—	$—	$—	$—	$4,330	$4,533
Service revenue (b)	351	374	11	9	579	564	—	—	941	947
Franchise fees (c)	668	688	—	—	—	—	(282)	(295)	386	393
Other (d)	139	136	68	65	17	16	(11)	(11)	213	206
Net revenues	$1,158	$1,198	$4,409	$4,607	$596	$580	$(293)	$(306)	$5,870	$6,079
_______________

(a)Gross commission income at Realogy Brokerage Group is recognized at a point in time at the closing of a homesale transaction.
(b)Service revenue primarily consist of title and escrow fees at Realogy Title Group and are recognized at a point in time at the closing of a homesale transaction. Service revenue at Realogy Franchise Group includes relocation fees, which are recognized as revenue when or as the related performance obligation is satisfied dependent on the type of service performed, and fees related to leads and related services, which are recognized at a point in time at the closing of a homesale transaction or at the completion of the related service.
(c)Franchise fees at Realogy Franchise Group primarily include domestic royalties which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).
(d)Other revenue includes brand marketing funds received at Realogy Franchise Group from franchisees, third-party listing fees in 2019 and 2018, and other miscellaneous revenues across all of the business segments.
The Company's revenue streams are discussed further below by business segment:
Realogy Franchise Group
Domestic Franchisees
The Company franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a gross percentage (generally 6%) of the franchisee’s gross commission income. Royalty fees are recorded as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Other sales incentives are generally recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes domestic initial franchise fees which are generally non-refundable and recognized by the Company as revenue upon the execution or opening of a new franchisee office to cover the upfront costs associated with opening the franchisee for business under one of Realogy’s brands.
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees increased from $13 million at January 1, 2020 to $14 million at December 31, 2020 primarily due to additional fees received from franchisees, offset by amounts recognized into revenue matching expenses for marketing activities during the year ended December 31, 2020.
International Franchisees
The Company generally employs a master franchise model outside of the U.S., whereby it contracts with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted, and enters into long-term franchise agreements (generally 25 years in duration) to receive an initial area development fee ("ADF") and ongoing royalties.  Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the Consolidated Balance Sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination. The balance for deferred ADFs decreased from $48 million at January 1, 2020 to $43 million at December 31, 2020 due to $7 million of revenues recognized during the year ended December 31, 2020 that were included in the deferred revenue balance at the beginning of the period, partially offset by $2 million of additional area development fees received during the year ended December 31, 2020.
In addition, the Company recognizes a deferred asset for commissions paid to Realogy franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The Company classifies prepaid commissions as current or non-current assets in the Consolidated Balance Sheets based on the expected timing of expense recognition. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years). The amount of prepaid commissions was $25 million and $24 million at December 31, 2020 and 2019, respectively.
Lead Generation Programs
Through Realogy Leads Group, a part of Realogy Franchise Group, the Company provides leads through real estate benefit programs that provide home-buying and selling assistance to members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Realogy. Realogy Leads Group also directs the Company's broker-to-broker business, which generates leads by brokers affiliated with one of its customized agent and brokerage networks, including the Realogy Advantage Brokerage Network. The networks consist of real estate brokers, including company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of the networks receive leads from the Company's real estate benefit programs (including via Cartus Relocation Services) and each other in exchange for a fee paid to Realogy Leads Group. Network fees are billed in advance and recognized into revenue on a straight-line basis each month during the membership period. The balance for deferred network fees decreased from $3 million at January 1, 2020 to zero at December 31, 2020 due to $7 million of revenues recognized during the year that were included in the deferred revenue balance at the beginning of the period, partially offset by a $4 million increase related to new network fees.
Cartus Relocation Services
Through Cartus Relocation Services, a part of Realogy Franchise Group, the Company offers a broad range of employee relocation services to clients designed to manage all aspects of transferring their employees ("transferees"). These services include, but are not limited to, homesale assistance, relocation policy counseling and group move management services, expense processing and relocation-related accounting, and visa and immigration support. The Company also arranges household goods moving services and provides support for all aspects of moving a transferee's household goods. There are a number of different revenue streams associated with relocation services including fees earned from real estate brokers and household goods moving companies that provide services to the transferee which are recognized at a point in time at the completion of services. The Company earns revenues from outsourcing management fees charged to clients that may cover several of the relocation services listed above, according to the clients' specific needs. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for deferred outsourcing management fees decreased from $4 million on January 1, 2020 to $3 million on December 31, 2020 due to $41 million of revenues recognized during the year as performance obligations were satisfied, mostly offset by a $40 million increase primarily related to additions for management fees billed on new relocation files in advance of the Company satisfying its performance obligation. Furthermore, Cartus Relocation Services continues to provide value through the generation of leads to real estate agent and brokerage participants in the networks maintained by Realogy Leads Group, which drives downstream revenue for our businesses. The Company also earns net interest income which represents interest earned from clients on the funds it advances on behalf of the transferring employee net of costs associated with the securitization obligations used to finance these payments, which is recorded within other revenue in the accompanying Consolidated Statements of Operations.
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
The Company has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when units within the new development close. The balance of advanced commissions related to developments remained flat at $9 million at January 1, 2020 and December 31, 2020 due to a $2 million increase related to additional commissions received for new developments, offset by a $2 million decrease as a result of revenues recognized on units closed.
Realogy Title Group
The Company provides title and closing services, which include title search procedures for title insurance policies, homesale escrow and other closing services. Title revenues and title and closing service fees are recorded at a point in time which occurs at the time a homesale transaction or refinancing closes. The Company also serves as an underwriter of title insurance policies in connection with residential and commercial real estate transactions under its title insurance business, insuring clear title and ownership for the lender and buyer in homesale transactions. The Company's clients include unaffiliated title agencies as well as title agencies that are a part of Realogy Title Group. For unaffiliated agents, policy premium revenue is recognized on a gross basis (before deduction of agent commission) upon notice of policy issuance from the agent. For affiliated title agents, the incremental policy premium revenue is recognized upon the effective date of the title policy as the agent commission revenue is already recognized by the affiliated title agent.
Contract Balances (Deferred Revenue)
The following table shows the change in the Company's contract liabilities related to revenue contracts by reportable segment for the period:

	Year Ended December 31, 2020
	Beginning Balance at January 1, 2020	Additions during the period	Recognized as Revenue during the period	Ending Balance at December 31, 2020
Realogy Franchise Group (a)	$80	$147	$(157)	$70
Realogy Brokerage Group	13	3	(4)	12
Total	$93	$150	$(161)	$82
_______________
(a)Revenues recognized include intercompany marketing fees paid by Realogy Brokerage Group.
The majority of the Company's contracts are transactional in nature or have a duration of one-year or less. Accordingly, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
5.    GOODWILL AND INTANGIBLE ASSETS
Impairment of Goodwill and Other Indefinite-lived Intangible Assets
During the first quarter of 2020, the Company determined that the impact on future earnings related to the COVID-19 pandemic qualified as a triggering event for all of our reporting units and accordingly, the Company performed an impairment assessment of goodwill and other indefinite-lived intangible assets as of March 31, 2020. This assessment resulted in the recognition of a goodwill impairment of $413 million for Realogy Brokerage Group and an impairment of Realogy Franchise Group trademarks of $30 million. The primary drivers of the impairments were a significant increase in the weighted average cost of capital due to the volatility in the capital and debt markets due to COVID-19 and the related lower projected financial results.
During the nine months ended September 30, 2020, the Company recorded reserves (while Cartus Relocation Services was held for sale) to reduce net assets to estimated proceeds. Upon reclassification of Cartus Relocations Services to held and used on the Consolidated Balance Sheets in the fourth quarter of 2020, the reserves were included within the Realogy

Franchise Group reportable segment in the Impairments line in the Consolidated Statements of Operations consisting of $105 million related to goodwill and $18 million related to customer relationships.
In addition, the Company performed an impairment assessment upon reclassification during the fourth quarter of 2020 and the impairment assessment indicated that the carrying value of Cartus Relocation Services exceeded its estimated fair value. The Company believes that the reduced fair value is a result of the impact of the COVID-19 crisis resulting in lower relocation activity which has negatively impacted the operating results of the relocation services. Furthermore, recent U.S. immigration and visa restrictions have exacerbated these trends. As a result, during the fourth quarter of 2020, the Company recognized an additional goodwill impairment charge of $22 million and a trademark impairment charge of $34 million related to Cartus Relocation Services.
Goodwill
Goodwill by reportable segment and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at January 1, 2018	$2,652	$904	$154	$3,710
Goodwill acquired (a)	—	2	—	2
Balance at December 31, 2018	2,652	906	154	3,712
Goodwill acquired (b)	—	—	1	1
Impairment (c)	(16)	(237)	—	(253)
Balance at December 31, 2019	2,636	669	155	3,460
Goodwill acquired (d)	—	—	1	1
Goodwill reduction for sale of a business	—	(11)	—	(11)
Impairment (e)	(127)	(413)	—	(540)
Balance at December 31, 2020	$2,509	$245	$156	$2,910
Goodwill and accumulated impairment summary:
Gross goodwill	$3,956	$1,053	$480	$5,489
Accumulated impairments (f)	(1,447)	(808)	(324)	(2,579)
Balance at December 31, 2020	$2,509	$245	$156	$2,910
_______________
(a)Goodwill acquired during the year ended December 31, 2018 relates to the acquisition of three real estate brokerage operations.
(b)Goodwill acquired during the year ended December 31, 2019 relates to the acquisition of two title and settlement operations.
(c)The Company recognized a goodwill impairment charge of $16 million during the fourth quarter of 2019 related to the reduction to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocation Services which was presented as held for sale at December 31, 2019.
The Company recognized a goodwill impairment charge of $237 million during the third quarter of 2019 related to Realogy Brokerage Group.
(d)Goodwill acquired during the year ended December 31, 2020 relates to the acquisition of two title and settlement operations.
(e)The Company recognized a goodwill impairment charge of $105 million related to reserves recorded during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds which were included in Impairments in connection with the reclassification of Cartus Relocation Services as continuing operations during the fourth quarter of 2020. Furthermore, the Company recognized an additional goodwill impairment charge of $22 million during the fourth quarter of 2020 related to Cartus Relocation Services.
The Company recognized a goodwill impairment charge of $413 million during the first quarter of 2020 related to Realogy Brokerage Group.
(f)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.

Intangible Assets
Intangible assets are as follows:

	As of December 31, 2020			As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$922	$1,088	$2,019	$859	$1,160
Indefinite life—Trademarks (b)(c)	$685		$685	$749		$749
Other Intangibles
Amortizable—License agreements (d)	$45	$13	$32	$45	$12	$33
Amortizable—Customer relationships (e)	509	376	133	545	378	167
Indefinite life—Title plant shares (f)	20		20	19		19
Amortizable—Other (g)	14	11	3	27	21	6
Total Other Intangibles	$588	$400	$188	$636	$411	$225
_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise brands and relocation tradenames which are expected to generate future cash flows for an indefinite period of time.
(c)Realogy Franchise Group's trademarks was impaired by $30 million during first quarter of 2020 and Cartus Relocation Services trademarks was impaired by $34 million during the fourth quarter of 2020.
(d)Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(e)Relates to the customer relationships at Realogy Franchise Group, Realogy Title Group and Realogy Brokerage Group. These relationships are being amortized over a period of 2 to 20 years. The Company recognized impairment charges of $18 million and $4 million during the years ended December 31, 2020 and 2019, respectively, related to Cartus Relocation Services, as well as an $18 million reduction for the sale of a business during the year ended December 31, 2020.
(f)Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(g)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2020	2019	2018
Franchise agreements	$67	$67	$67
License agreements	1	1	1
Customer relationships	5	19	24
Other	4	6	5
Total	$77	$93	$97
Based on the Company’s amortizable intangible assets as of December 31, 2020, the Company expects related amortization expense to be approximately $87 million, $86 million, $86 million, $85 million, $85 million and $827 million in 2021, 2022, 2023, 2024, 2025 and thereafter, respectively.
6.    FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $7 million, $9 million and $6 million for each of the years ended December 31, 2020, 2019 and 2018, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of the franchisees commission income earned and paid to the Company during the calendar year. Each brand has several different annual incentive schedules currently in effect. Franchise fee revenue is recorded net of annual volume incentives provided to real estate franchisees of $63 million, $50 million and $52 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company’s wholly-owned real estate brokerage services segment, Realogy Brokerage Group, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. Realogy Brokerage Group paid royalties to Realogy Franchise Group of $306 million, $282 million and $295 million for the years ended December 31, 2020, 2019 and 2018, respectively.
Marketing fees are generally paid by the Company’s real estate franchisees and are generally calculated based on a specified percentage of gross closed commissions earned on real estate transactions, and may be subject to certain minimum and maximum payments. Brand marketing fund revenue was $69 million, $90 million and $86 million for the years ended December 31, 2020, 2019 and 2018, respectively, which included marketing fees paid to Realogy Franchise Group from Realogy Brokerage Group of $10 million, $11 million and $11 million for the years ended December 31, 2020, 2019 and 2018, respectively. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.
The number of franchised and company owned offices in operation are as follows:

	(Unaudited) As of December 31,
	2020	2019	2018
Franchised (domestic and international):
Century 21®	13,222	11,640	9,637
ERA®	2,318	2,301	2,331
Coldwell Banker®	2,263	2,323	2,380
Coldwell Banker Commercial®	168	159	171
Sotheby’s International Realty®	952	962	949
Better Homes and Gardens® Real Estate	389	391	362
Corcoran®	74	—	—
Total Franchised	19,386	17,776	15,830
Company owned:
Coldwell Banker®	605	634	672
Sotheby’s International Realty®	39	37	41
Corcoran®	29	42	42
Total Company Owned	673	713	755
The number of franchised and company owned offices (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2020	2019	2018
Franchised (domestic and international):
Beginning balance	17,776	15,830	14,039
Additions	2,109	2,399	2,149
Terminations	(499)	(453)	(358)
Ending balance	19,386	17,776	15,830
Company owned:
Beginning balance	713	755	789
Additions	5	4	8
Closures	(45)	(46)	(42)
Ending balance	673	713	755
As of December 31, 2020, there were an insignificant number of franchise agreements that were executed for which offices are not yet operating. Additionally, as of December 31, 2020, there were an insignificant number of franchise agreements pending termination.

In order to assist franchisees in converting to one of the Company’s brands or as an incentive to renew their franchise agreement, the Company may at its discretion, provide incentives, primarily in the form of conversion notes. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts generally over the life of the franchise agreement. If the revenue performance thresholds are not met, franchisees may be required to repay a portion of the outstanding notes. The amount of such franchisee conversion notes were $155 million and $134 million at December 31, 2020 and 2019, respectively. These notes are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a contra-revenue in the statement of operations related to the forgiveness and impairment of these notes and other sales incentives of $32 million, $29 million and $29 million for the years ended December 31, 2020, 2019 and 2018, respectively.
7.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2020	2019
Furniture, fixtures and equipment	$188	$193
Capitalized software	444	451
Finance lease assets	80	80
Building and leasehold improvements	300	307
Land	3	3
Gross property and equipment	1,015	1,034
Less: accumulated depreciation	(698)	(692)
Property and equipment, net	$317	$342
The Company recorded depreciation expense related to property and equipment of $109 million, $102 million and $98 million for the years ended December 31, 2020, 2019 and 2018, respectively.
8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2020	2019
Accrued payroll and related employee costs	$239	$114
Advances from clients	65	19
Accrued volume incentives	46	35
Accrued commissions	48	32
Restructuring accruals	16	15
Deferred income	46	51
Accrued interest	18	19
Current portion of finance lease liabilities	13	13
Due to former parent	19	18
Other	90	89
Total accrued expenses and other current liabilities	$600	$405

9.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2020	2019
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$190
Term Loan B	1,036	1,045
Term Loan A Facility:
Term Loan A	681	714
7.625% Senior Secured Second Lien Notes	540	—
5.25% Senior Notes	—	548
4.875% Senior Notes	406	405
9.375% Senior Notes	544	543
Total Short-Term & Long-Term Debt	$3,207	$3,445
Securitization Obligations:
Apple Ridge Funding LLC	$102	$195
Cartus Financing Limited	4	11
Total Securitization Obligations	$106	$206
Indebtedness Table
As of December 31, 2020, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility:
Revolving Credit Facility (1)	(2)	February 2023	$—	$ *	$—
Term Loan B	(3)	February 2025	1,048	12	1,036
Term Loan A Facility:
Term Loan A	(4)	February 2023	684	3	681
Senior Secured Second Lien Notes	7.625%	June 2025	550	10	540
Senior Notes	4.875%	June 2023	407	1	406
Senior Notes	9.375%	April 2027	550	6	544
Total Short-Term & Long-Term Debt			$3,239	$32	$3,207
Securitization obligations: (5)
Apple Ridge Funding LLC (6)		June 2021	102	*	102
Cartus Financing Limited (7)		August 2021	4	*	4
Total Securitization Obligations			$106	$—	$106
_______________

*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of December 31, 2020, the $1,425 million Revolving Credit Facility had no outstanding borrowings and $42 million of outstanding undrawn letters of credit. The Revolving Credit Facility expires in February 2023 but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. See Note 20, "Subsequent Events", for a description of the January and February issuances of 5.75% Senior Notes and amendments to the Senior Secured Credit Facility and Term Loan A Facility. On February 19, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at December 31, 2020 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2020. See Note 20, "Subsequent Events", for a description of the

January and February issuances of 5.75% Senior Notes and amendments to the Senior Secured Credit Facility and Term Loan A Facility.
(3)The Term Loan B Facility provides for quarterly amortization payments totaling 1% per annum of the original principal amount. The interest rate with respect to term loans under the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%). See Note 20, "Subsequent Events", for a description of the January and February issuances of 5.75% Senior Notes and the January 2021 amendments to the Senior Secured Credit Facility and Term Loan A Facility.
(4)The Term Loan A Facility provides for quarterly amortization payments, equal to a percentage of the original principal amount of the Term Loan A, as follows: 0.625% per quarter from June 30, 2018 to March 31, 2020; 1.25% per quarter from June 30, 2020 to March 31, 2021; 1.875% per quarter from June 30, 2021 to March 31, 2022; and 2.50% per quarter for periods ending on or after June 30, 2022, with the balance of the Term Loan A Facility due at maturity on February 8, 2023. The interest rates with respect to the Term Loan A Facility are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 2.00% and the ABR margin was 1.00% for the three months ended December 31, 2020. See Note 20, "Subsequent Events", for a description of the January and February issuances of 5.75% Senior Notes and amendments to the Senior Secured Credit Facility and Term Loan A Facility.
(5)Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(6)As of December 31, 2020, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $98 million of available capacity.
(7)Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of December 31, 2020, the Company had $21 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $17 million of available capacity.
Maturities Table
As of December 31, 2020, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

Year	Amount
2021 (a)	$62
2022	81
2023	981
2024	11
2025	1,554
_______________

(a)The current portion of long term debt consists of four quarters of 2021 amortization payments totaling $51 million and $11 million for the Term Loan A Facility and Term Loan B Facility, respectively. See Note 20, "Subsequent Events", for a description of the January and February issuances of 5.75% Senior Notes and amendments to the Senior Secured Credit Facility and Term Loan A Facility.
Senior Secured Credit Agreement and Term Loan A Agreement
The Company’s Amended and Restated Credit Agreement dated as of March 5, 2013 (as amended, amended and restated, modified or supplemented from time to time, the "Senior Secured Credit Agreement") governs its senior secured revolving credit facility (the "Revolving Credit Facility") and term loan B facility (the "Term Loan B Facility", and collectively with the Revolving Credit Facility, the "Senior Secured Credit Facility") and the Company's Term Loan A Agreement dated as of October 23, 2015 (as amended, amended and restated, modified or supplemented from time to time, the "Term Loan A Agreement") governs its senior secured term loan A credit facility (the "Term Loan A Facility").
In January 2021, the Company repaid $250 million of outstanding borrowings under the Term Loan A Facility and $655 million of outstanding borrowings under the Term Loan B Facility using proceeds from its January and February 2021 issuances of $900 million 5.75% Senior Notes due 2029.
Senior Secured Credit Facility
The Senior Secured Credit Facility includes:
(a)the Term Loan B Facility issued in the original aggregate principal amount of $1,080 million with a maturity date of February 2025. The Term Loan B Facility has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B Facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%); and
(b)a $1,425 million Revolving Credit Facility with a maturity date of February 2023, which includes a $125 million letter of credit subfacility. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
The obligations under the Senior Secured Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries and subject to certain exceptions.
Realogy Group's Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Realogy Group to maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio.
On July 24, 2020, Realogy Group entered into amendments to the Senior Secured Credit Agreement and Term Loan A Agreement (referred to collectively herein as the "2020 Amendments"), pursuant to which the financial covenant under each agreement was modified to require Realogy Group to maintain a senior secured leverage ratio not to exceed 6.50 to 1.00 commencing with the third quarter of 2020 through and including the second quarter of 2021. Following the second quarter of 2021, the maximum senior secured leverage ratio permitted will then step down to 5.50 to 1.00 for the third quarter of 2021 and thereafter step down by 0.25x on a quarterly basis to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the 2020 Amendments) on and after the second quarter of 2022.
The 2020 Amendments also tightened certain other covenants during the period commencing on July 24, 2020 until the Company issues its financial results for the third quarter of 2021 and concurrently delivers an officer's certificate to its lenders showing compliance with the financial covenant for such quarter, subject to earlier termination (such period, the "covenant period"). If Realogy Group's senior secured leverage ratio does not exceed 5.50 to 1.00 for the fiscal quarter ending June 30, 2021, the covenant period will end at the time the Company delivers the compliance certificate to the lenders for such period; however, in either instance, the gradual step down in the senior secured leverage ratio, as described above, will continue to apply. The covenants tightened during this covenant period include the reduction or elimination of the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments. The Company also may elect to end the covenant period at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the senior secured leverage ratio will reset to the pre-amendment level of 4.75 to 1.00 thereafter.
As of December 31, 2020, under the 2020 Amendments, Realogy Group was required to maintain a senior secured leverage ratio not to exceed 6.50 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the securitization obligations, 7.625% Senior Secured Second Lien Notes, or our unsecured indebtedness, including the Unsecured Notes. At December 31, 2020, Realogy Group was in compliance with the senior secured leverage ratio covenant with a senior secured leverage ratio of 1.70 to 1.00. For the calculation of the senior secured leverage ratio for the fourth quarter of 2020, see Part II., "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility".
On January 27, 2021, Realogy Group entered into amendments to the Senior Secured Credit Agreement, which among other things, (i) provided for the extension of the maturity of a portion of the commitments under the Revolving Credit Facility from 2023 to 2025, subject to certain earlier springing maturity dates and (ii) lowered the required senior secured leverage ratio level and covenant period described above, including a requirement that the senior secured leverage not exceed 5.25 to 1.00 for the trailing twelve-month period ended December 31, 2020. See Note 20, "Subsequent Events", for additional information.
Term Loan A Facility
The term loans under the Term Loan A Facility was originally $750 million and were due February 2023 provides for quarterly amortization based on a percentage of the original principal amount of the Term Loan A, as follows: 0.625% per quarter from June 30, 2018 to March 31, 2020; 1.25% per quarter from June 30, 2020 to March 31, 2021; 1.875% per quarter from June 30, 2021 to March 31, 2022; and 2.50% per quarter for periods ending on or after June 30, 2022, with the balance of the Term Loan A due at maturity on February 8, 2023.
The interest rates with respect to the Term Loan A Facility are based on, at the Company's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company's then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
The Term Loan A Agreement contains covenants that are substantially similar to those in the Senior Secured Credit Agreement. The amendments to the Term Loan A Agreement, effective July 24, 2020, contain provisions substantially similar to those contained in the July 2020 amendments to the Senior Secured Credit Agreement.
On January 27, 2021, Realogy Group entered into amendments to the Term Loan A Agreement, which among other things, (i) provided for the extension of the maturity of a portion of the outstanding loans under the Term Loan A Facility from 2023 to 2025, subject to certain earlier springing maturity dates, (ii) provided for an amortization schedule applicable to the portion of the Term Loan A Facility that was extended pursuant to the amendments (with no amortization payments required on the portion of the Term Loan A Facility that was not extended), and (iii) revised the required senior secured leverage ratio level and covenant period to the same extent as described above for the January 2021 amendment to the Senior Secured Credit Agreement. See Note 20, "Subsequent Events", for additional information.
Senior Secured Second Lien Notes
In June 2020, Realogy Group issued $550 million 7.625% Senior Secured Second Lien Notes and used the entire net proceeds, together with cash on hand, to fund the redemption of all of the outstanding 5.25% Senior Notes due 2021, and to pay related interest, premium, fees, and expenses.
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
The indentures governing the 7.625% Senior Secured Second Lien Notes contain various covenants that limit the ability of Realogy Intermediate, Realogy Group and Realogy Group's restricted subsidiaries to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing the 9.375% Senior Notes due 2027, as described under Unsecured Notes below.

Unsecured Notes
The 4.875% Senior Notes and the 9.375% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on June 1, 2023 and April 1, 2027, respectively. Interest on the Unsecured Notes is payable each year semiannually on June 1 and December 1 for the 4.875% Senior Notes, and on April 1 and October 1 for the 9.375% Senior Notes.
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Realogy Group's outstanding debt securities, and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
The indenture governing the 4.875% Senior Notes contain various negative covenants that limit Realogy Group's and its restricted subsidiaries' ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants include limitations on Realogy Group's and its restricted subsidiaries' ability to (a) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, (b) pay dividends or make distributions to their stockholders, (c) repurchase or redeem capital stock, (d) make investments or acquisitions, (e) incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments to Realogy Group, (f) enter into transactions with affiliates, (g) create liens, (h) merge or consolidate with other companies or transfer all or substantially all of their assets, (i) transfer or sell assets, including capital stock of subsidiaries and (j) prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes.
The covenants in the indenture governing the 9.375% Senior Notes are substantially similar to the covenants in the indentures governing the 4.875% Senior Notes, with certain exceptions, including several changes relating to Realogy Group's ability to make restricted payments, and in particular, its ability to repurchase shares and pay dividends. Specifically, with respect to the 9.375% Senior Notes Indenture, (a) neither the cumulative credit basket (nor any other basket) is available to repurchase shares to the extent the consolidated leverage ratio is equal to or greater than 4.0 to 1.0 on a pro forma basis giving effect to such repurchase; (b) the cumulative credit basket for which restricted payments may otherwise be available is equal to 50% of Consolidated Net Income (as defined in such indenture) for the period (taken as one accounting period) from January 1, 2019 to the end of the most recently ended fiscal quarter for which internal financial statements are available at the time of any such restricted payment; provided however, that, to the extent the Consolidated Leverage Ratio is equal to or greater than 4.0 to 1.0, then 25% of the Consolidated Net Income for the aforementioned period will be included; (c) the consolidated leverage ratio must be less than 3.0 to 1.0 to use the unlimited general restricted payment basket (which payments will reduce the cumulative credit basket, but not below zero); (d) the $100 million general restricted payment basket may be used only for Restricted Investments (as defined in such indenture); and (e) a restricted payment basket is available for up to $45 million of dividends per calendar year (with any actual dividends deducted from the available cumulative credit basket).
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
In January and February 2021, the Company issued an aggregate of $900 million 5.75% Senior Notes due 2029 and used the proceeds to repay $250 million of outstanding borrowings under the Term Loan A Facility and $655 million of outstanding borrowings under the Term Loan B Facility. See Note 20, "Subsequent Events", for additional information.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2021. As of December 31, 2020, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $102 million being utilized leaving $98 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.

Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility which expires in August 2021. As of December 31, 2020, there were $4 million of outstanding borrowings under the facilities leaving $17 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes.
The Apple Ridge entities and the Cartus Financing Limited entity are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Realogy Group’s relocation operations in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Realogy Group’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program.
The Apple Ridge program has restrictive covenants and trigger events, including performance triggers linked to the age and quality of the underlying assets, foreign obligor limits, multicurrency limits, financial reporting requirements, restrictions on mergers and change of control, any uncured breach of Realogy Group’s senior secured leverage ratio under Realogy Group’s Senior Secured Credit Facility, and cross-defaults to Realogy Group’s material indebtedness. The occurrence of a trigger event under the Apple Ridge securitization facility could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of the Company's relocation services.
Certain of the funds that Realogy Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $135 million and $200 million of underlying relocation receivables and other related relocation assets at December 31, 2020 and 2019, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $5 million and $8 million for the years ended December 31, 2020 and 2019, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.5% and 4.2% for the years ended December 31, 2020 and 2019, respectively.
Gain/Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
During the year ended December 31, 2020, the Company recorded a loss on the early extinguishment of debt of $8 million as a result of the issuance of $550 million of 7.625% Senior Secured Second Lien Notes due 2025 and the redemption of $550 million of 5.25% Senior Notes due 2021 in June 2020.
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
10.    EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
The Company’s defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. The net periodic pension cost for 2020 was $1 million and was comprised of interest cost of approximately $4 million and the amortization of the actuarial net loss of $3 million, offset by a benefit of $6 million for the expected return on assets. The net periodic pension cost for 2019 was $2 million and was comprised of interest cost of approximately $5 million and the amortization of the actuarial net loss of $2 million, offset by a benefit of $5 million for the expected return on assets.
At December 31, 2020 and 2019, the accumulated benefit obligation of this plan was $148 million and $143 million, respectively, and the fair value of the plan assets were $109 million and $100 million, respectively, resulting in an unfunded accumulated benefit obligation of $39 million and $43 million, respectively, which is recorded in Other current and non-current liabilities in the Consolidated Balance Sheets.
Estimated future benefit payments as of December 31, 2020 are as follows:

Year	Amount
2021	$9
2022	9
2023	9
2024	9
2025	9
2026 through 2030	44
The minimum funding required during 2021 is estimated to be $6 million.
The following table presents the fair values of plan assets by category as of December 31, 2020:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity securities	—	56	—	56
Fixed income securities	—	51	—	51
Total	$2	$107	$—	$109
The following table presents the fair values of plan assets by category as of December 31, 2019:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity securities	—	51	—	51
Fixed income securities	—	48	—	48
Total	$1	$99	$—	$100
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. The related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $5 million for both December 31, 2020 and 2019.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain of its eligible employees an opportunity to accumulate funds for retirement and has a Company match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $10 million, $17 million and $16 million for the years ended December 31, 2020, 2019 and 2018, respectively.

11.    INCOME TAXES
The components of pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Domestic	$(449)	$(171)	$204
Foreign	(11)	—	1
Pretax (loss) income	$(460)	$(171)	$205
The components of income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$(5)	$3	$(13)
State	13	7	5
Foreign	2	1	2
Total current	10	11	(6)
Deferred:
Federal	(66)	4	62
State	(48)	(1)	9
Foreign	—	—	—
Total deferred	(114)	3	71
Income tax (benefit) expense	$(104)	$14	$65
A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 21% to the actual expense was as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal tax benefits	3	6	6
Discontinued operations—establishment/reversal of deferred tax liability (a)	10	(26)	—
Non-deductible equity compensation	(2)	(4)	2
Non-deductible executive compensation	(1)	(1)	1
Goodwill impairment	(7)	(3)	—
Meals & entertainment	—	(1)	1
Uncertain tax positions	—	—	(1)
Net change in valuation allowance	(1)	—	2
Effective tax rate	23%	(8)%	32%
_______________
(a)See Note 1, "Basis of Presentation—Inclusion of Cartus Relocation Services in Continuing Operations". This item reflects the tax impact from the 2019 recognition of gain on the pending sale of Cartus Relocation Services (previously recorded in discontinued operations) and the 2020 de-recognition of that gain.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities, as of December 31, are as follows:

	2020	2019
Deferred income tax assets:
Net operating loss carryforwards	$124	$177
Tax credit carryforwards	26	29
Accrued liabilities and deferred income	88	77
Operating leases	151	169
Minimum pension obligations	19	18
Provision for doubtful accounts	9	7
Liability for unrecognized tax benefits	1	1
Interest rate swaps	21	12
Total deferred tax assets	439	490
Less: valuation allowance	(21)	(17)
Total deferred income tax assets after valuation allowance	418	473
Deferred income tax liabilities:
Depreciation and amortization	553	704
Operating leases	119	146
Prepaid expenses	9	8
Basis difference in investment in joint ventures	11	2
Other	1	2
Total deferred tax liabilities	693	862
Net deferred income tax liabilities	$(275)	$(389)
The net deferred income tax liability of $275 million as of December 31, 2020 is included in the accompanying Consolidated Balance Sheets with $276 million in deferred income taxes (non-current liabilities) and $1 million in other non-current assets. The net deferred income tax liability of $389 million as of December 31, 2019 is included in the accompanying Consolidated Balance Sheets with $390 million in deferred income taxes (non-current liabilities) and $1 million in other non-current assets.
As of December 31, 2020, the Company had gross federal and state net operating loss carryforwards of $368 million. The federal net operating loss carryforwards expire between 2030 and 2033, and the state net operating loss carryforwards expire between 2024 and 2035.
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2020, the Company’s gross liability for unrecognized tax benefits was $19 million, of which $17 million would affect the Company’s effective tax rate, if recognized. The Company does not expect that its unrecognized tax benefits will significantly change over the next twelve months.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  Tax returns for the 2006 through 2020 tax years remain subject to examination by federal and certain state tax authorities.  In significant foreign jurisdictions, tax returns for the 2010 through 2020 tax years generally remain subject to examination by their respective tax authorities.  The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $2 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next twelve months.

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company did not recognize a change of interest expense for the year ended December 31, 2020. Additionally, the Company did not recognize a change of interest expense for the year ended December 31, 2019 and recognized a reduction of interest expense of $1 million for the year ended December 31, 2018.
The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2018	$22
Reduction due to lapse of statute of limitations	(2)
Unrecognized tax benefits—December 31, 2018	20
Gross increases—tax positions in prior periods	1
Reduction due to lapse of statute of limitations	(1)
Unrecognized tax benefits—December 31, 2019	20
Reduction due to lapse of statute of limitations	$(1)
Unrecognized tax benefits—December 31, 2020	$19
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
12.    RESTRUCTURING COSTS
Restructuring charges for the years ended December 31, 2020, 2019 and 2018 were $67 million, $52 million and $58 million, respectively. The components of the restructuring charges for the years ended December 31, 2020, 2019 and 2018 were as follows:

	Years Ended December 31,
	2020	2019	2018
Personnel-related costs (1)	$20	$33	$25
Facility-related costs (2)	47	18	22
Internal use software impairment (3)	—	—	11
Other restructuring costs (4)	—	1	—
Total restructuring charges (5)	$67	$52	$58
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

(3)Internal use software impairment relates to development costs capitalized for a project that was determined to not meet the Company's strategic goals when analyzed by the Company's leadership team.
(4)Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities which are primarily included in the Corporate and Other business segment.
(5)Restructuring charges for the year ended December 31, 2020 include $65 million related to the Facility and Operational Efficiencies Program and $2 million related to the Leadership Realignment and Other Restructuring Activities Program. The year ended December 31, 2019 includes $47 million of expense related to the Facility and Operational Efficiencies Program and $5 million of expense primarily related to the Leadership Realignment and Other Restructuring Activities Program. The year ended December 31, 2018 includes costs primarily related to the Leadership Realignment and Other Restructuring Activities Program.
Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, the Company commenced the implementation of a plan to accelerate its office consolidation to reduce storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, the Company commenced a plan to transform and centralize certain aspects of the operational support and drive changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable. In the third quarter of 2019, the Company reduced headcount in connection with the wind-down of a former affinity real estate benefit program. In the fourth quarter of 2019, the Company expanded its operational efficiencies program to focus on workforce optimization. This workforce optimization initiative is focused on consolidating similar or overlapping roles, reducing the number of hierarchical layers and streamlining work and decision making. Furthermore, at the end of 2019, the Company expanded these strategic initiatives which have resulted in additional operational and facility related efficiencies in 2020.
As a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment in mid-March 2020 and have worked to comply with state and local regulators to ensure safe working conditions. At December 31, 2020, many of the Company's employees continued to work remotely on a full-time or hybrid basis. This transition to remote work has allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented in the second half of 2020 and additional facility initiatives are expected in 2021. The two most significant lease impairments recognized by the Company are the corporate headquarters in Madison, New Jersey that has a lease term expiring in December 2029 of which approximately 44% of the space (approximately 120,000 square feet) is impaired and the relocation business' main corporate operations in Danbury, Connecticut which has a lease term expiring in November 2030 with an early termination date in November 2025.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2019	$9	$5	$14
Restructuring charges (1)	20	45	65
Costs paid or otherwise settled	(24)	(28)	(52)
Balance at December 31, 2020	$5	$22	$27
_______________
(1)In addition, the Company incurred an additional $46 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the year ended December 31, 2020.
The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred (1)	Amount incurred to date	Total amount remaining to be incurred (1)
Personnel-related costs	$54	$50	$4
Facility-related costs	113	61	52
Other restructuring costs	1	1	—
Total	$168	$112	$56
_______________
(1)Facility-related costs include potential lease asset impairments to be incurred under the Facility and Operational Efficiencies Program.

The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Realogy Franchise Group	$31	$28	$3
Realogy Brokerage Group	83	60	23
Realogy Title Group	6	6	—
Corporate and Other	48	18	30
Total	$168	$112	$56
Leadership Realignment and Other Restructuring Activities
Beginning in the first quarter of 2018, the Company commenced the implementation of a plan to drive its business forward and enhance stockholder value. The key aspects of this plan included senior leadership realignment, an enhanced focus on technology and talent, as well as further attention to office footprint and other operational efficiencies. The activities undertaken in connection with the restructuring plan are complete. At December 31, 2019, the remaining liability was $5 million. During the year ended December 31, 2020, the Company incurred facility-related costs of $2 million and paid or settled costs of $5 million resulting in a remaining accrual of $2 million.
13.    STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards to certain senior management members, employees and directors including non-qualified stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
The Company's stockholders approved the 2018 Long-Term Incentive Plan (the "2018 Plan") at the 2018 Annual Meeting of Stockholders held on May 2, 2018. Upon approval of the 2018 Plan, the 2012 Amended and Restated Long-Term Incentive Plan, as amended (the "2012 Plan") was terminated, no future awards were permitted to be granted under the 2012 Plan, and any shares available for future issuance under the 2012 Plan were canceled. Under the 2018 Plan, 6 million shares were authorized for issuance plus any shares that expire or are forfeited under the 2012 Plan after March 1, 2018. As of December 31, 2020, there are approximately 2 million shares available for future grants.
The form of equity award agreements under the 2012 and 2018 Plans include a retirement provision for equity grants which provide for continued vesting of awards once an employee has attained the age of 65 years, or 55 years of age or older plus at least ten years of tenure with the Company, provided they have been employed or provided services to the Company for one year following the date of grant or start of the performance period.
Historically, equity awards granted annually generally included a mix of RSUs, PSUs and options. However in 2020, the Company shifted away from granting options, limited equity awards to a small group of executives and granted other key employees cash-based awards, including cash-based RSUs.
RSUs granted vest over three years, with 33.33% vesting on each anniversary of the grant date. The fair value of RSUs is equal to the closing sale price of the Company's common stock on the date of grant. During 2020, the Company granted restricted stock unit awards related to 0.8 million shares with a weighted average grant date fair value of $8.70 which includes shares granted to certain executives in February 2020 and directors in May 2020. There were 2.7 million shares underlying share-settled RSUs outstanding at December 31, 2020 with a weighted average grant date fair value of $14.42.
PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period which begins January 1st of the grant year and ends on December 31st of the third year following the grant year. These awards are measured according to two metrics: one is based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the SPDR S&P Homebuilders Index ("XHB") or the S&P MidCap 400 index (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The payout under each PSU award is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award) and will be distributed during the first quarter after the end of the performance period. The fair value of PSU awards without a market condition is equal to the closing sale price of the Company's common stock on the date of grant and the fair value of the RTSR awards is estimated on the date of grant using the Monte Carlo Simulation method. In February 2020, the Company granted performance stock unit awards related to 0.9 million shares with a weighted average grant date fair value of $9.23 to certain executives. There were 2.3 million shares outstanding at December 31, 2020 with a weighted average grant date fair value of $14.01.
Stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant. The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. There were 3.8 million options outstanding at December 31, 2020 with a weighted average exercise price of $26.19, including 2.9 million exercisable, which have an intrinsic value of zero and a weighted average remaining contractual life of 3.5 years.
Stock-Based Compensation Expense
As of December 31, 2020, based on current performance achievement expectations, there was $24 million of unrecognized compensation cost related to incentive equity awards under the plans which would be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.5 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $39 million, $30 million and $40 million for the years ended December 31, 2020, 2019 and 2018, respectively.
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
•concerning anti-trust and anti-competition matters (including claims related to NAR or MLS rules regarding buyer broker commissions);
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
•related to copyright law, including infringement actions alleging improper use of copyrighted photographs on websites or in marketing materials without consent of the copyright holder or claims challenging our trademarks;
•concerning breach of obligations to make websites and other services accessible for consumers with disabilities;
•concerning claims generally against the title agent contending that the agent knew or should have known that a transaction was fraudulent or that the agent was negligent in addressing title defects or conducting the settlement;
•concerning information security, including claims under new and emerging data privacy laws related to the protection of customer, employee or third-party information;
•concerning cyber-crime, including claims related to the diversion of homesale transaction closing funds;
•claims related to disclosure or securities law violations as well as derivative suits; and
•those related to general fraud claims.

Worker Classification Litigation
Whitlach v. Premier Valley, Inc. d/b/a Century 21 M&M and Century 21 Real Estate LLC (Superior Court of California, Stanislaus County). This was filed as a putative class action complaint on December 20, 2018 by plaintiff James Whitlach against Premier Valley Inc., a Century 21 Real Estate independently-owned franchisee doing business as Century 21 M&M (“Century 21 M&M”). The complaint also names Century 21 Real Estate LLC, a wholly-owned subsidiary of the Company and the franchisor of Century 21 Real Estate (“Century 21”), as an alleged joint employer of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents of both Century 21 M&M and Century 21 in California. In February 2019, the plaintiff amended his complaint to assert claims pursuant to the California Private Attorneys General Act (“PAGA”). Following the Court's dismissal of the plaintiff's non-PAGA claims without prejudice in June 2019, the plaintiff filed a second amended complaint asserting one cause of action for alleged civil penalties under PAGA in June 2020 and continued to pursue his PAGA claims as a representative of purported "aggrieved employees" as defined by PAGA. As such representative, the plaintiff seeks all non-individualized relief available to the purported aggrieved employees under PAGA, as well as attorneys’ fees. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties.
In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff’s amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. On January 20, 2021, plaintiff filed a notice of appeal of the Court’s order granting the demurrer. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
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
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. In October 2019, the Department of Justice ("DOJ") filed a statement of interest for this matter, in their words “to correct the inaccurate portrayal, by defendant The National Association of Realtors (‘NAR’), of a 2008 consent decree between the United States and NAR.” A motion to appoint lead counsel in the case was granted on an interim basis by the Court on May 30, 2020. On October 2, 2020, the Court denied the separate motions to dismiss filed in August 2019, by each of NAR and the Company (together with the other defendants named in the amended Moehrl complaint). Discovery between the plaintiffs and defendants is ongoing.
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 by plaintiffs Joshua Sitzer and Amy Winger against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Moehrl litigation. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On August 22, 2019, the Court denied defendants' motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois and on October 16, 2019, denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the DOJ filed a statement of interest and appearances for this matter for the same purpose stated in the Moehrl matter. In July 2020, the DOJ requested the Company provide them with all materials produced for Sitzer, with such request related to and preceding the subsequent civil lawsuit filed and related settlement agreement between the DOJ and NAR in November 2020 (see "Item 1.—Business —Government and Other Regulations—Multiple Listing Services" Rules for additional information). Discovery between the plaintiffs and defendants is ongoing.
Leeder v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division). In this putative class action filed on January 25, 2021, the plaintiff takes issue with certain NAR policies, including those related to buyer broker compensation at issue in the Moehrl and Sitzer matters, but claims the alleged conspiracy has harmed buyers (instead of sellers). The plaintiff alleges that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and were unjustly enriched, and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses.
Rubenstein, Nolan v. The National Association of Realtors, Realogy Holdings Corp., Coldwell Banker, Sotheby’s Investment Realty, and Homeservices of America, Inc. (U.S. District Court for the District of Connecticut). In this putative class action, the plaintiffs take issue with the same NAR policies related to buyer broker compensation at issue in the Moehrl and Sitzer matters, but claim the alleged conspiracy has harmed buyers (instead of sellers) and is a federal racketeering violation (instead of a violation of federal antitrust law). On October 29, 2020, the plaintiffs filed a statement with the Court outlining the alleged racketeering violations. The Company filed its motion to dismiss the amended complaint on November 30, 2020 and on January 23, 2021, the plaintiffs filed their objections and opposition. On January 25, 2021, the Court granted defendants’ motion to stay discovery pending its determination of the pending motion to dismiss.
Bauman, Bauman and Nosalek v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020, wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl, Sitzer and Rubenstein matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service that is owned by realtors, including in part by one of Realogy’s company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses.
Securities Litigation
Tanaskovic v. Realogy Holdings Corp., et. al. (U.S. District Court for the District of New Jersey). This is a putative class action complaint filed on July 11, 2019 by plaintiff Sasa Tanaskovic against the Company and certain of its current and former executive officers. The lawsuit alleges violations of Sections 10(b), 20(a) and Rule 10b-5 of the Exchange Act in connection with allegedly false and misleading statements made by the Company about its business, operations, and prospects. The Court granted the Company's motion to dismiss this matter with prejudice on January 21, 2021. On February 18, 2021, the parties agreed not to pursue the litigation any further with each party bearing their own costs.
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
* * *
Company-Initiated Litigation
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries, filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass") alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. The Company subsequently amended its complaint (which among other things, withdrew the count for aiding and abetting breach of contract and added a count for defamation). Beginning in September 2019, Compass filed a series of motions, which the Company opposed, including a motion to dismiss and a motion to compel arbitration with respect to certain claims involving Corcoran. In June 2020, having previously denied certain portions of Compass’ motion to dismiss, the Court denied the balance of the motion to dismiss, and denied as moot Compass’ motion to compel arbitration, granting the Company leave to amend the allegations in its complaint that relate to Corcoran’s exclusive listings in order to clarify the claims and damages sought in the action. The Company filed its amended complaint in July 2020. On December 18, 2020, the Court denied a motion to compel arbitration filed by Compass in September 2020 with respect to certain claims in the Company's amended complaint concerning or purportedly related to Corcoran and Sotheby’s International Realty, Inc. Compass subsequently filed an appellate brief appealing the Court's denial and on February 10, 2021, the Appellate Division granted an interim stay on these claims. On January 28, 2021, Compass filed its answer to the Company’s amended complaint, as well as counterclaims and third-party claims against the Company and certain of its subsidiaries, alleging unfair competition, tortious interference with prospective business relations, defamation, injurious falsehoods, and misappropriation of trade secrets. The third-party claim names a Company-affiliated franchise brokerage and an independent contractor for that franchise. Compass seeks compensatory and punitive damages, injunctive relief, disgorgement of profits, interest and attorneys’ fees. Discovery in the case is continuing.
* * *
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales agents, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer broker commissions), general fraud claims (including wire fraud associated with third-party diversion of funds from a brokerage transaction), employment law claims, including claims challenging the classification of independent sales agents as independent contractors, wage and hour related claims, and claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto, and claims alleging violations of RESPA, state consumer fraud statutes or federal consumer protection statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common. While most litigation involves claims against the Company, from time to time the Company commences litigation, including litigation against former employees, franchisees and competitors when it alleges that such persons or entities have breached agreements or engaged in other wrongful conduct.
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
The due to former parent balance was $19 million and $18 million at December 31, 2020 and 2019, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $585 million and $475 million at December 31, 2020 and 2019, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2020 are approximately $201 million.
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

Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2020 are as follows:

Year	Amount
2021	$80
2022	38
2023	34
2024	32
2025	22
Thereafter	229
Total	$435
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
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. The maximum potential amount of future payments that the Company would be required to make under such guarantees is approximately $9 million. The Company would only be required to pay this maximum amount if none of the franchisees attended the planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
Insurance and Self-Insurance
At December 31, 2020 and 2019, the Consolidated Balance Sheets include approximately $39 million and $27 million, respectively, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within Realogy Brokerage Group and (ii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. Realogy Brokerage Group carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Holdings Corp. and its subsidiaries for errors made for real estate related services up to $45 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to Realogy Brokerage Group creating an aggregate limit of $60 million, subject to Realogy Brokerage Group's deductible of $1 million per occurrence.
The Company issues title insurance policies which provide coverage for real property to mortgage lenders and buyers of real property. When acting as a title agent issuing a policy on behalf of an underwriter, assuming no negligence on part of the title agent, the Company is not liable for losses under those policies but rather the title insurer is typically liable for such losses. The title underwriter which the Company acquired in January 2006 typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, the Company may obtain a reinsurance policy from a national underwriter to reinsure the excess amount. The Company, as an underwriter, manages our claims losses through strict agent vetting, clear underwriting guidelines, training and frequent communications with our agents.
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $12 million and $15 million for December 31, 2020 and 2019, respectively.
15.    EQUITY
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)		Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2018	$(4)		$(33)		$(37)
Adoption of a new accounting pronouncement	(1)	(3)	(8)	(3)	(9)
Other comprehensive loss before reclassifications	(3)		(6)		(9)
Amounts reclassified from accumulated other comprehensive loss	—		2	(4)	2
Income tax benefit	—		1		1
Current period change	(4)		(11)		(15)
Balance at December 31, 2018	(8)		(44)		(52)
Other comprehensive loss before reclassifications	—		(8)		(8)
Amounts reclassified from accumulated other comprehensive loss	—		2	(4)	2
Income tax benefit	—		2		2
Current period change	—		(4)		(4)
Balance at December 31, 2019	(8)		(48)		(56)
Other comprehensive loss before reclassifications	—		(6)		(6)
Amounts reclassified from accumulated other comprehensive loss	—		2	(4)	2
Income tax benefit	—		1		1
Current period change	—		(3)		(3)
Balance at December 31, 2020	$(8)		$(51)		$(59)
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
(2)As of December 31, 2020, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.
(3)These amounts represent adjustments for the adoption of the accounting standard update on stranded tax effects related to the 2017 Tax Act which resulted in a debit to Accumulated other comprehensive loss and a credit to Accumulated deficit of $9 million during the first quarter of 2018.
(4)These amounts represent the amortization of actuarial loss to periodic pension cost and were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.

Dividend Policy
The Company paid quarterly cash dividends of $0.09 per share of its common stock from the third quarter of 2016 through the third quarter of 2019. In November 2019, the Company's Board of Directors determined that, effective immediately, it will no longer pay a dividend. The Company returned a total of $31 million and $45 million to stockholders in cash dividends during the years ended December 31, 2019 and 2018, respectively.
Realogy Group Statements of Equity for the years ended December 31, 2020, 2019 and 2018
Total equity for Realogy Group equals that of Realogy Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy Group for each of the three years ended December 31, 2020, 2019 and 2018.

	Realogy Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2018	—	$—	$5,286	$(2,631)	$(37)	$4	$2,622
Cumulative effect of adoption of new accounting pronouncements	—	—	—	(13)	(9)	—	(22)
Net income	—	—	—	137	—	3	140
Other comprehensive loss	—	—	—	—	(6)	—	(6)
Repurchase of Common Stock	—	—	(402)	—	—	—	(402)
Contributions from Realogy Holdings	—	—	1	—	—	—	1
Stock-based compensation	—	—	30	—	—	—	30
Dividends	—	—	(45)	—	—	(3)	(48)
Balance at December 31, 2018	—	$—	$4,870	$(2,507)	$(52)	$4	$2,315
Net (loss) income	—	—	—	(188)	—	3	(185)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Repurchase of Common Stock	—	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	24	—	—	—	24
Dividends	—	—	(31)	—	—	(3)	(34)
Balance at December 31, 2019	—	$—	$4,843	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(360)	—	4	(356)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	34	—	—	—	34
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	—	$—	$4,877	$(3,055)	$(59)	$4	$1,767

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

	Year Ended December 31,
(in millions, except per share data)	2020	2019	2018
Numerator:
Net (loss) income attributable to Realogy Holdings shareholders	$(360)	$(188)	$137
Denominator:
Weighted average common shares outstanding (denominator for basic (loss) earnings per share calculation)	115.2	114.2	124.0
Dilutive effect of stock-based compensation (a) (b)	—	—	1.3
Weighted average common shares outstanding (denominator for diluted (loss) earnings per share calculation)	115.2	114.2	125.3
(Loss) earnings per share attributable to Realogy Holdings shareholders:
Basic (loss) earnings per share	$(3.13)	$(1.65)	$1.10
Diluted (loss) earnings per share	$(3.13)	$(1.65)	$1.09
_______________
(a)The Company was in a net loss position for the years ended December 31, 2020 and December 31, 2019, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive (see Note 13, "Stock-Based Compensation", for outstanding equity awards as of December 31, 2020).
(b)The year ended December 31, 2018 excludes 6.9 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
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
The Company has not repurchased any shares under a share repurchase program since 2019, and in May 2020, the Company's Board of Directors terminated its outstanding share repurchase programs. In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share. For the year ended December 31, 2018, the Company repurchased and retired 17.9 million shares of common stock for $402 million at a weighted average market price of $22.47 per share.
The Company is restricted from repurchasing shares during the covenant period (as described in the 2020 Amendments to the Senior Secured Credit Agreement and the Term Loan A Agreement) as well as pursuant to the restrictive covenants in the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes. See Note 9, "Short and Long-Term Debt—Senior Secured Credit Agreement and Term Loan A Agreement" and "—Unsecured Notes", for additional information.

17.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
RISK MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through senior secured debt. At December 31, 2020, the Company's primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on variable rate borrowings of Revolving Credit Facility and Term Loan B Facility under the Senior Secured Credit Facility and the Term Loan A Facility. At December 31, 2020, the Company had variable interest rate long-term debt, which was based on LIBOR, from the outstanding term loans and revolver under its Senior Secured Credit Facility and Term Loan A Facility of $1,732 million, excluding $106 million of securitization obligations.
The Company has interest rate swaps with an aggregate notional value of $1,000 million to manage a portion of the Company's exposure to changes in interest rate associated with variable rate borrowings. The fixed interest rates on the swaps range from 2.07% to 3.11%. Although the Company has entered into these interest rate swaps, involving the exchange of floating for fixed rate interest payments, such interest rate swaps do not eliminate interest rate volatility for all of the Company's variable rate indebtedness at December 31, 2020. In addition, the fair value of the interest rate swaps is also subject to movements in LIBOR and will fluctuate in future periods.  The Company has recognized a liability of $81 million for the fair value of the interest rate swaps at December 31, 2020.  Therefore, an increase in the LIBOR yield curve could increase the fair value of the interest rate swaps and decrease interest expense.
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
As of December 31, 2020, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
Realogy Brokerage Group owns real estate brokerage offices located in and around large metropolitan areas in the U.S. Realogy Brokerage Group has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2020, Realogy Brokerage Group generated approximately 24% of its revenues from California, 20% from the New York metropolitan area and 11% from Florida. For the year ended December 31, 2019, Realogy Brokerage Group generated approximately 25% of its revenues from California, 22% from the New York metropolitan area and 10% from Florida. For the year ended December 31, 2018, Realogy Brokerage Group generated approximately 27% of its revenues from California, 20% from the New York metropolitan area and 9% from Florida.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. Interest rates swaps with a notional value of $600 million expired on August 7, 2020. As of December 31, 2020, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2020	December 31, 2019
Interest rate swap contracts	Other current and non-current liabilities	81	47
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss or (Gain) Recognized for Derivative Instruments	Loss or (Gain) Recognized on Derivatives
		Year Ended December 31,
		2020	2019	2018
Interest rate swap contracts	Interest expense	$51	$39	$4
Foreign exchange contracts	Operating expense	—	—	(1)
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
The following table summarizes fair value measurements by level at December 31, 2020 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other non-current liabilities)	—	81	—	81
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	3	3

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2019	$4
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	(2)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at December 31, 2020	$3
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2020		December 31, 2019
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$—	$190	$190
Term Loan B Facility	1,048	1,032	1,058	1,048
Term Loan A Facility:
Term Loan A	684	671	717	705
7.625% Senior Secured Second Lien Notes	550	595	—	—
5.25% Senior Notes	—	—	550	557
4.875% Senior Notes	407	415	407	401
9.375% Senior Notes	550	609	550	572
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
18.    SEGMENT INFORMATION
The reportable segments presented below represent the Company’s segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments.
The results of Cartus Relocation Services were previously presented as discontinued operations. However, the held for sale and discontinued operations criteria in ASC Topic 360 and ASC Topic 205 were no longer met during the fourth quarter of 2020. As a result, the assets and liabilities of Cartus Relocation Services, previously presented as held for sale, have been reclassified to held and used on the Consolidated Balance Sheets as of December 31, 2020 and the results of Cartus Relocation Services have been reclassified from discontinued operations to continuing operations for all periods presented. Cartus Relocation Services’ assets and liabilities were measured at fair value upon reclassification and the reduction to the carrying value was reported in the Impairments line in the Consolidated Statements of Operations for the year ended December 31, 2020.
During the fourth quarter of 2020, the Company changed its reportable segments to include Cartus Relocation Services within the Realogy Franchise Group. As a result of the COVID-19 crisis, relocation operations have experienced lower relocation activity which has negatively impacted such operations' operating results. However, Cartus Relocation Services continues to provide value through the generation of leads to real estate agent and brokerage participants in the networks maintained by Realogy Leads Group, which drives downstream revenue for the Company's businesses. The segment changes are reflected for all periods presented.
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

	Revenues (a)
	Year Ended December 31,
	2020	2019	2018
Realogy Franchise Group	$1,059	$1,158	$1,198
Realogy Brokerage Group	4,742	4,409	4,607
Realogy Title Group	736	596	580
Corporate and Other (b)	(316)	(293)	(306)
Total Company	$6,221	$5,870	$6,079
_______________
(a)Transactions between segments are eliminated in consolidation. Revenues for Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $316 million, $293 million and $306 million for the years ended December 31, 2020, 2019 and 2018, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the tables below is a reconciliation of Net (loss) income to Operating EBITDA and Operating EBITDA presented by reportable segment for the years ended December 31, 2020, 2019 and 2018:

	Year Ended December 31,
	2020	2019	2018
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(360)	$(188)	$137
Income tax (benefit) expense	(104)	14	65
(Loss) income before income taxes	(464)	(174)	202
Add: Depreciation and amortization (a)	186	195	197
Interest expense, net	246	250	190
Restructuring costs, net (b)	67	52	58
Impairments (c)	682	271	—
Former parent legacy cost (d)	1	1	4
Loss (gain) on the early extinguishment of debt (d)	8	(5)	7
Operating EBITDA	$726	$590	$658

	Operating EBITDA
	Year Ended December 31,
	2020	2019	2018
Realogy Franchise Group	$594	$616	$650
Realogy Brokerage Group	48	4	44
Realogy Title Group	226	68	49
Corporate and Other (d)(e)	(142)	(98)	(85)
Total Company	$726	$590	$658

______________
(a)Depreciation and amortization for the year ended December 31, 2018 includes $2 million of amortization expense related to Guaranteed Rate Affinity's purchase accounting included in the "Equity in (earnings) losses of unconsolidated entities" line on the Consolidated Statement of Operations.
(b)The year ended December 31, 2020 includes restructuring charges of $15 million at Realogy Franchise Group, $37 million at Realogy Brokerage Group, $4 million at Realogy Title Group and $11 million at Corporate and Other.
The year ended December 31, 2019 includes restructuring charges of $14 million at Realogy Franchise Group, $25 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $10 million at Corporate and Other.
The year ended December 31, 2018 includes restructuring charges of $14 million at Realogy Franchise Group, $37 million at Realogy Brokerage Group, $4 million at Realogy Title Group and $3 million at Corporate and Other.
(c)Non-cash impairments for the year ended December 31, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group during the first quarter of 2020;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks during the first quarter of 2020;
•$133 million of reserves recorded during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds which were included in Impairments in connection with the reclassification of Cartus Relocation Services as continuing operations during the fourth quarter of 2020;
•a goodwill impairment charge of $22 million related to Cartus Relocations Services during the fourth quarter of 2020;
•an impairment charge of $34 million related to Cartus Relocation Services' trademarks during the fourth quarter of 2020; and
•other asset impairments of $50 million primarily related to lease asset impairments.
Non-cash impairments for the year ended December 31, 2019 include a goodwill impairment charge of $237 million related to Realogy Brokerage Group, a $22 million reduction to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocations Services which was presented as held for sale at December 31, 2019 and $12 million of other impairment charges primarily related to lease asset impairments.
(d)Former parent legacy items and Loss (gain) on the early extinguishment of debt are recorded in Corporate and Other.
(e)Includes the elimination of transactions between segments.
Depreciation and Amortization

	Year Ended December 31,
	2020	2019	2018
Realogy Franchise Group	$87	$104	$110
Realogy Brokerage Group	59	54	51
Realogy Title Group	11	13	13
Corporate and Other	29	24	21
Total Company	$186	$195	$195
Segment Assets

	As of December 31,
	2020	2019
Realogy Franchise Group	$4,896	$5,273
Realogy Brokerage Group	932	1,448
Realogy Title Group	659	576
Corporate and Other	447	246
Total Company	$6,934	$7,543
Capital Expenditures

	Year Ended December 31,
	2020	2019	2018
Realogy Franchise Group	$27	$32	$23
Realogy Brokerage Group	39	56	44
Realogy Title Group	9	10	11
Corporate and Other	20	21	27
Total Company	$95	$119	$105

The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2020
Net revenues	$6,145	$76	$6,221
Total assets	6,878	56	6,934
Net property and equipment	316	1	317
On or for the year ended December 31, 2019
Net revenues	$5,762	$108	$5,870
Total assets	7,470	73	7,543
Net property and equipment	341	1	342
On or for the year ended December 31, 2018
Net revenues	$5,961	$118	$6,079
Total assets	7,214	76	7,290
Net property and equipment	302	2	304

19.    SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)
Selected quarterly financial data is presented for each quarter of the two most recent fiscal years to reflect a material retrospective change due to management's determination that the held for sale and discontinued operations criteria in ASC Topic 360 and ASC Topic 205 were no longer met for Cartus Relocation Services during the fourth quarter of 2020. As a result, the results of Cartus Relocation Services have been reclassified from discontinued operations to continuing operations and included in the Realogy Franchise Group segment for all periods presented. Amounts have been adjusted to reflect Cartus Relocation Services as continuing operations in the tables below.
Provided below is selected unaudited quarterly financial data for 2020 and 2019.

	2020
	First	Second	Third	Fourth
Net revenues
Realogy Franchise Group	$220	$227	$314	$298
Realogy Brokerage Group	869	933	1,479	1,461
Realogy Title Group	137	160	213	226
Corporate and Other (a)	(58)	(65)	(97)	(96)
Total Company	$1,168	$1,255	$1,909	$1,889
(Loss) income before income taxes, equity in earnings and noncontrolling interests (b)
Realogy Franchise Group	$15	$42	$112	$84
Realogy Brokerage Group	(493)	(18)	32	1
Realogy Title Group	(1)	21	36	25
Corporate and Other	(133)	(99)	(98)	(117)
Total Company	$(612)	$(54)	$82	$(7)
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(462)	$(14)	$98	$18

(Loss) earnings per share attributable to Realogy Holdings (c):
Basic (loss) earnings per share	$(4.03)	$(0.12)	$0.85	$0.16
Diluted (loss) earnings per share	(4.03)	(0.12)	0.84	0.15
_______________

(a)Represents the elimination of transactions primarily between Realogy Franchise Group and Realogy Brokerage Group.
(b)The quarterly results include the following:
•restructuring charges of $12 million, $18 million, $17 million and $20 million in the first, second, third and fourth quarters, respectively;

•a goodwill impairment charge of $413 million related to Realogy Brokerage Group and an impairment charge of $30 million related to Realogy Franchise Group's trademarks during the first quarter;
•$30 million, $44 million and $59 million of reserves recorded during the three months ended March 31, 2020, June 30, 2020 and September 30, 2020, respectively, (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds which were included in Impairments in connection with the reclassification of Cartus Relocation Services as continuing operations during the fourth quarter of 2020;
•a goodwill impairment charge of $22 million related to Cartus Relocation Services and an impairment charge of $34 million related to Cartus Relocation Services' trademarks during the fourth quarter;
•$4 million, $19 million, $11 million and $16 million of other impairment charges primarily related to lease asset impairments incurred in the first, second, third and fourth quarters, respectively;
•former parent legacy net cost of $1 million in the third quarter; and
•a loss on the early extinguishment of debt of $8 million in the second quarter.
(c)Basic and diluted EPS amounts in each quarter are computed using the weighted-average number of shares outstanding during that quarter, while basic and diluted EPS for the full year is computed using the weighted-average number of shares outstanding during the year. Therefore, the sum of the four quarters’ basic or diluted EPS may not equal the full year basic or diluted EPS (see Note 16, "Earnings (Loss) Per Share", for further information).

	2019
	First	Second	Third	Fourth
Net revenues
Realogy Franchise Group	$239	$331	$319	$269
Realogy Brokerage Group	816	1,331	1,222	1,040
Realogy Title Group	114	160	170	152
Corporate and Other (a)	(55)	(87)	(82)	(69)
Total Company	$1,114	$1,735	$1,629	$1,392
(Loss) income before income taxes, equity in earnings and noncontrolling interests (b)
Realogy Franchise Group	$66	$165	$161	$94
Realogy Brokerage Group	(80)	25	(231)	(38)
Realogy Title Group	(13)	22	21	7
Corporate and Other	(108)	(115)	(92)	(73)
Total Company	$(135)	$97	$(141)	$(10)
Net (loss) income attributable to Realogy Holdings and Realogy Group	$(99)	$69	$(113)	$(45)

(Loss) earnings per share attributable to Realogy Holdings (c):
Basic (loss) earnings per share	$(0.87)	$0.60	$(0.99)	$(0.39)
Diluted (loss) earnings per share	(0.87)	0.60	(0.99)	$(0.39)
_______________

(a)Represents the elimination of transactions primarily between Realogy Franchise Group and Realogy Brokerage Group.
(b)The quarterly results include the following:
•restructuring charges of $12 million, $9 million, $11 million and $20 million in the first, second, third and fourth quarters, respectively;
•a goodwill impairment charge of $237 million related to Realogy Brokerage Group during the third quarter;
•a $22 million reduction to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocations Services which was presented as held for sale at December 31, 2019;
•$1 million, $2 million, $3 million and $6 million of other impairment charges primarily related to lease asset impairments incurred in the first, second, third and fourth quarters, respectively;
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

20.    SUBSEQUENT EVENTS
Senior Notes Offerings
On January 11, 2021, Realogy Group together with Realogy Co-Issuer Corp. (the "Co-Issuer") issued $600 million aggregate principal amount of 5.75% Senior Notes due 2029, under an indenture dated as of January 11, 2021. On February 4, 2021, Realogy Group issued an additional $300 million aggregate principal amount of the 5.75% Senior Notes under the same indenture at an issue price of 101.5%.
The Company used $250 million of the proceeds from these issuances to repay a portion of outstanding borrowings under the Term Loan A Facility and $655 million of the proceeds to repay a portion of outstanding borrowings under the Term Loan B Facility.
The 5.75% Senior Notes are unsecured senior obligations of Realogy Group, mature on January 15, 2029 and bear interest at a rate of 5.75% per annum. Interest on the 5.75% Senior Notes will be payable semiannually to holders of record at the close of business on January 15 or July 15, immediately preceding the interest payment date on January 1 and July 1 of each year, commencing July 15, 2021.
The 5.75% Senior Notes are jointly and severally guaranteed by each of Realogy Group's existing and future U.S. subsidiaries that is a guarantor under its Senior Secured Credit Facility and Term Loan A Facility or that guarantees certain other indebtedness in the future (other than the Co-Issuer), subject to certain exceptions, and by Realogy Holdings on an unsecured senior subordinated basis.
The indenture governing the 5.75% Senior Notes contains various covenants that limit Realogy Group and its restricted subsidiaries’ ability to take certain actions, which covenants are subject to a number of important exceptions and qualification. These covenants include limitations on Realogy Group's and its restricted subsidiaries’ ability to (a) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, (b) pay dividends or make distributions to its stockholders, (c) repurchase or redeem capital stock, (d) make investments or acquisitions, (e) incur restrictions on the ability of certain of its subsidiaries to pay dividends or to make other payments to the Company, (f) enter into transactions with affiliates, (g) create liens, (h) merge or consolidate with other companies or transfer all or substantially all of its assets, (i) transfer or sell assets, including capital stock of subsidiaries and (j) prepay, redeem or repurchase debt that is subordinated in right of payment to the 5.75% Senior Notes.
Amendments to the Senior Secured Credit Facility and Term Loan A Facility
On January 27, 2021, Realogy Group entered into (1) a tenth amendment (the “Tenth Amendment”) to the Senior Secured Credit Agreement and (2) a fourth amendment (the “Fourth Amendment”) to the Term Loan A Agreement. The Tenth Amendment and Fourth Amendment are referred to collectively herein as the “2021 Amendments.”
The 2021 Amendments:
•extend the maturity for approximately $237 million of the approximately $434 million outstanding loans under the Term Loan A Facility (the "Extended Term Loan A") after giving effect to the application of the proceeds of the 5.75% Senior Notes offering, from February 2023 to February 2025, subject to the foregoing:
◦if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Extended Term Loan A will be March 2, 2023;
◦if on or before November 9, 2024, the Term Loan B Facility under the Senior Secured Credit Agreement is not extended, refinanced or replaced to have a maturity date after May 10, 2025 (or otherwise repaid prior to November 9, 2024), the maturity date of the Extended Term Loan A will be November 9, 2024;
•extend the maturity of approximately $948 million of the $1,425 million commitments under the Revolving Credit Facility (the "Extended Revolving Credit Commitment") from February 2023 to February 2025, subject to the earlier springing maturity dates applicable to the Extended Term Loan A described above; and
•make certain modifications to the Senior Secured Credit Agreement and Term Loan A Agreement, including amendments that reduced the maximum permitted senior secured leverage ratio (the financial covenant under such agreements) for the applicable trailing twelve-month period to below the levels that had been permitted under the amendments to the Senior Secured Credit Agreement and Term Loan A Agreement that Realogy Group entered into on July 24, 2020 (the "2020 Amendments"), as follows:

Fiscal Quarter Ending	Senior Secured Leverage Ratio
December 31, 2020 to June 30, 2021	5.25 to 1.00
September 30, 2021 to March 31, 2022	5.00 to 1.00
June 30, 2022 and thereafter	4.75 to 1.00
The other covenants in the Senior Secured Credit Agreement and Term Loan A Agreement that were tightened under the 2020 Amendments will remain in place under the 2021 Amendments until the Company issues its financial results for the third quarter of 2021 and concurrently delivers an officer’s certificate to its lenders showing compliance with the senior secured leverage ratio set forth in the above table, subject to earlier termination, which we refer to as the covenant period. If Realogy Group’s senior secured leverage ratio does not exceed 5.00 to 1.00 for the fiscal quarter ending June 30, 2021 (as compared to 5.50 to 1.00 under the 2020 Amendments), the covenant period will end at the time Realogy Group delivers the compliance certificate to the lenders for such period; however, in either instance, the gradual step down in the senior secured leverage ratio described above will continue to apply. As was the case under the 2020 Amendments, Realogy Group also may elect to end the covenant period at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the senior secured leverage ratio will reset to the pre-amendment level of 4.75 to 1.00 thereafter.
Under the 2021 Amendments, quarterly amortization payments are required on the Extended Term Loan A, commencing with the quarter ending June 30, 2021, equal to a percentage of the principal amount of Extended Term Loan A outstanding as of the date of the Fourth Amendment, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A Facility due at maturity. No amortization payments are required on the portion of the Term Loan A Facility that was not extended.

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
3.2    Fifth Amended and Restated Bylaws of Realogy Holdings Corp., as adopted by the Board of Directors, effective February 23, 2019 (Incorporated by reference to Exhibit 3.2 to the Registrant's Form 10-K for the year ended December 31, 2018).
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
4.2    Supplemental Indenture No. 1 dated as of October 31, 2016 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 4.18 to Registrants' Form 10-K for the year ended December 31, 2016).
4.3    Supplemental Indenture No. 2 dated as of June 26, 2017 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to Registrants' Form 10-Q for the three month period ended June 30, 2017).
4.4    Supplemental Indenture No. 3 dated as of February 6, 2018 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 4.3 to the Registrants' Form 10-Q for the three month period ended March 31, 2018).
4.5     Supplemental Indenture No. 4 dated as of November 14, 2018 to the 4.875% Senior Note Indenture.(Incorporated by reference to Exhibit 4.14 to Registrants' Form 10-K for the year ended December 31, 2018).
4.6    Form of 4.875% Senior Notes due 2023 (included in the 4.875% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2016).
4.7    Supplemental Indenture No. 5 dated as of June 11, 2020 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three month period ended June 30, 2020).
4.8    Indenture, dated as of March 29, 2019, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 9.375% Senior Notes due 2027 (Incorporated by reference to Exhibit 4.1 to the Registrants' Current Report on Form 8-K filed on March 29, 2019).
4.9    Form of 9.375% Senior Notes due 2027 (included in the 9.375% Senior Note Indenture (included in the 9.375% Senior Note Indenture filed as Exhibit 4.1 to the Registrants' Form 8-K filed on March 29, 2019).
4.10    Supplemental Indenture No. 1 dated as of June 11, 2020 to the 9.375% Senior Note Indenture (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the three month period ended June 30, 2020).
4.11    Indenture, dated as of June 16, 2020, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Intermediate Holdings LLC, Realogy Holdings Corp., the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee and Collateral Agent, governing the 7.625% Senior Secured Second Lien Notes due 2025 (incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 17, 2020).

Exhibit    Description
4.12    Form of 7.625% Senior Secured Second Lien Notes due 2025 (included in the 7.625% Senior Secured Second Lien Note Indenture filed as Exhibit 4.1 to the Registrants' Form 8-K filed on June 17, 2020).
4.13    Supplemental Indenture No. 1 dated as of August 28, 2020 to the 7.625% Senior Secured Second Lien Notes Indenture (Incorporated by reference to Exhibit 4.1 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2020).
4.14    Indenture, dated as of January 11, 2021, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.75% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.15    Form of 5.75% Senior Notes due 2029 (included in the 5.75% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.16    Supplemental Indenture No. 1 dated as of February 4, 2021 to the 5.75% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to the Registrants' Current Report on Form 8-K filed on February 4, 2021).
4.17    Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.18 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.1    Tax Sharing Agreement by and among Realogy Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (Incorporated by reference to Exhibit 10.1 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Quarterly Report on Form 10-Q for the three month period ended June 30, 2009).
10.2    Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement filed as Exhibit 10.2 (Incorporated by reference to Exhibit 10.2 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three month period ended June 30, 2008).
10.3    Amended and Restated Credit Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other financial institutions parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the three month period ended March 31, 2013).
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
10.11    Ninth Amendment, dated as of July 24, 2020, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on July 30, 2020).
10.12    Tenth Amendment, dated as of January 27, 2021, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on January 27, 2021).
10.13    Incremental Assumption Agreement, dated as of January 23, 2017, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on January 23, 2017).
10.14    2019 Incremental Assumption Agreement, dated as of March 27, 2019, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the financial institution party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 29, 2019).
10.15    Amended and Restated Guaranty and Collateral Agreement, dated as of March 5, 2013, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the subsidiary loan parties thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on March 8, 2013).
10.16    Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on October 28, 2015). Note: The Term Loan A Agreement reflecting the cumulative effect of all amendments through February 8, 2018 is attached as Exhibit A to Exhibit 10.14 in this Exhibit Index.
10.17    First Amendment, dated as of July 20, 2016, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1to Registrants' Current Report on Form 8-K filed on July 22, 2016).
10.18    Second Amendment, dated as of February 8, 2018, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on February 8, 2018). Note: The Term Loan A Agreement reflecting the cumulative effect of all amendments through February 8, 2018 is attached as Exhibit A to this Exhibit 10.14.
10.19    Third Amendment, dated as of July 24, 2020, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on July 30, 2020).

Exhibit    Description
10.20    Fourth Amendment, dated as of January 27, 2021, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on January 27, 2021).
10.21    Term Loan A Guaranty and Collateral Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the subsidiary loan parties thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.22    Intercreditor Agreement, dated as of February 2, 2012, among Realogy Group LLC (f/k/a Realogy Corporation), the other Grantors (as defined therein) from time to time party hereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein) and as Authorized Representative for the Credit Agreement Secured Parties, The Bank of New York, Mellon Trust Company, N.A., as the collateral agent and Authorized Representative for the Initial Additional First Lien Priority Note Secured Parties (as defined therein) (Incorporated by reference as Exhibit 10.13 to Registrants' Form 10-K for the year ended December 31, 2011).
10.23    Joinder No. 1 dated as of October 23, 2015 to the First Lien Priority Intercreditor Agreement dated as of February 2, 2012, with JPMorgan Chase Bank, N.A. and the other parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.24    First Lien / Second Lien Intercreditor Agreement, dated as of June 16, 2020, among Realogy Group LLC, the other Grantors (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative (as defined therein), The Bank of New York, Mellon Trust Company, N.A., as the Initial Second Lien Priority Representative (as defined therein), and the additional authorized representatives from time to time party thereto (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 17, 2020).
10.25    Joinder No. 1 dated as of August 28, 2020 to the First Lien / Second Lien Intercreditor Agreement, dated as of June 16, 2020, among Realogy Group LLC, the other Grantors (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative (as defined therein), The Bank of New York, Mellon Trust Company, N.A., as the Initial Second Lien Priority Representative (as defined therein), and the additional authorized representatives from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2020).
10.26    Collateral Agreement, dated as of June 16, 2020, among Realogy Intermediate Holdings Corp., Realogy Group LLC, each other Grantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 17, 2020).
10.27    Supplement No. 1 to the Second Lien Priority Collateral Agreement, dated as of June 16, 2020, among Realogy Intermediate Holdings Corp., Realogy Group LLC, each other Grantor identified therein and party thereto and The Bank of New York Mellon Trust Company, N.A., as Collateral Agent (Incorporated by reference to Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2020).
10.28    Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).
10.29    Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).
10.30    Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).

Exhibit    Description
10.31    Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).
10.32    Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Group LLC's (f/k/a Realogy Corporation's) Quarterly Report on Form 10-Q for the three month period ended June 30, 2009).
10.33    Amendment No. 3 to Trademark License Agreement dated January 14, 2011, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.) and Sotheby’s, as successor by merger to Sotheby’s Holdings, Inc., on the one hand, and Realogy Group LLC (f/k/a Realogy Corporation), as successor to Cendant Corporation, and Sotheby’s International Realty Licensee (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.49 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).
10.34    Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).
10.35    First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three month period ended March 31, 2013).
10.36    Guaranty dated November 23, 2011, by Realogy Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).
10.37    Note Purchase Agreement (Secured Variable Funding Notes, Series 2011-1) dated as of December 14, 2011, among Apple Ridge Funding LLC, Cartus Corporation, the commercial paper conduit purchasers party thereto, the financial institutions party thereto, the managing agents party thereto, and committed purchases and managing agents party thereto and Crédit Agricole Corporate and Investment Bank, as administrative and lead arranger (Incorporated by reference to Exhibit 10.60 to Registrants' Form 10-K for the year ended December 31, 2011).
10.38    Amendment dated June 13, 2014 to the Note Purchase Agreement dated as of December 14, 2011, by and among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the managing agents, committed purchasers and conduit purchasers named therein, and Crédit Agricole Corporate and Investment Bank, as administrative agent (Incorporated by reference to Exhibit 10.1 to the Registrants' Form 10-Q for the three month period ended June 30, 2014).
10.39    Amendment dated November 10, 2014 to the Note Purchase Agreement dated as of December 14, 2011, by and among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the managing agents, committed purchasers and conduit purchasers named therein, and Crédit Agricole Corporate and Investment Bank, as administrative agent (Incorporated by reference to Exhibit 10.49 to Registrants' Form 10-K for the year ended December 31, 2014).
10.40    Amendment to Note Purchase Agreement, dated as of June 1, 2016, among Apple Ridge Funding LLC, Cartus Corporation, Realogy Group LLC, the Managing Agents, Committed Purchasers and Conduit Purchasers, and Crédit Agricole Corporate and Investment Bank, as Administrative Agent (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed with the Securities and Exchange Commission on June 3, 2016).
10.41    Series 2011-1 Indenture Supplement, dated as of December 16, 2011, between Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar, which modifies the Master Indenture, dated as of April 25, 2000, among Apple Ridge Funding LLC and U.S. Bank National Association, as indenture trustee, paying agent, authentication agent, transfer agent and registrar (Incorporated by reference to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2011).
10.42    Eighth Omnibus Amendment, dated as of September 11, 2013, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011 and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on September 13, 2013).

Exhibit    Description
10.43    Ninth Omnibus Amendment, dated as of June 11, 2015, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011 and Crédit Agricole Corporate and Investment Bank. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on June 12, 2015).
10.44    Tenth Omnibus Amendment, dated as of June 9, 2017, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011 and Crédit Agricole Corporate and Investment Bank. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on June 13, 2017).
10.45    Eleventh Omnibus Amendment, dated as of June 8, 2018, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011 and Crédit Agricole Corporate and Investment Bank. (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on June 11, 2018).
10.46    Twelfth Omnibus Amendment, dated as of June 7, 2019, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on June 7, 2019).
10.47    Thirteenth Omnibus Amendment, dated as of December 6, 2019, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.58 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.48    Fourteenth Omnibus Amendment and Payoff and Reallocation Agreement, dated as of June 4, 2020, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, Crédit Agricole Corporate and Investment Bank and the committed and conduit purchasers named therein (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 5, 2020).
10.49    Fifteenth Omnibus Amendment, dated as of August 5, 2020, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three month period ended June 30, 2020).
10.50    Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).
10.51**    Realogy Holdings Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three month period ended September 30, 2012).
10.52**    Form of Option Agreement for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.51 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).
10.53**    Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time-vested options (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three month period ended September 30, 2010).
10.54**    Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Realogy Holdings Corp.'s Current Report on Form 8-K filed on May 5, 2016).
10.55**    Amendment to the Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Realogy Holdings Corp.'s Form 10-Q for the three-month period ended September 30, 2017).
10.56**     Form of Stock Option Agreement under Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to Registrants' Form 10-K for the year ended December 31, 2016).

Exhibit    Description
10.57**    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.51 to Registrants' Form 10-K for the year ended December 31, 2016).
10.58**    Form of NEO Notice of Grant and Performance Share Unit Agreement under Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrants' Form 10-Q for the three month period ended March 31, 2016).
10.59**    Form of NEO Performance Restricted Stock Unit Notice of Grant and Performance Restricted Stock Unit Agreement under Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrants' Form 10-Q for the three month period ended March 31, 2016).
10.60**    Realogy Holdings Corp. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Registrants' Registration Statement on Form S-8 filed on May 2, 2018).
10.61**    Form of Notice of Grant and Stock Option Agreement under 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.67 to the Registrant's Form 10-K for the year ended December 31, 2018).
10.62**    Form of Notice of Grant and Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.68 to the Registrant's Form 10-K for the year ended December 31, 2018).
10.63**    Form of Notice of Grant and Performance Share Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.69 to the Registrant's Form 10-K for the year ended December 31, 2018).
10.64**    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrants' Form 10-Q for the three month period ended March 31, 2018).
10.65**     Form of Notice of Grant and Cash-Settled Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.71 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.66**     Form of Notice of Grant and Long-Term Performance Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.72 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.67**     Form of Notice of Grant and Time-Vested Cash Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.73 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.68**    Form of Performance and Retention Award under the 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrants' Form 10-Q for the three month period ended June 30, 2020).
10.69**    Performance and Retention Award between Ryan Schneider and Realogy Holdings Corp (Incorporated by reference to Exhibit 10.6 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2020).
10.70**    Realogy Holdings Corp. Severance Pay Plan for Executives (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.71**    Realogy Holdings Corp. Change in Control Plan for Executives (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.72**    Realogy Holdings Corp. Executive Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.73**    Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).
10.74**    Amendment No. 1 dated November 4, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.26 to Registrants' Form 10-K for the year ended December 31, 2014).
10.75**    Amendment No. 2 dated December 11, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.27 to Registrants' Form 10-K for the year ended December 31, 2014).

Exhibit    Description
10.76**    Amendment No. 3 dated December 15, 2017 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on December 15, 2017).
10.77**    Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three month period ended March 31, 2013).
10.78**    Amendment No. 1 dated November 4, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.29 to Registrants' Form 10-K for the year ended December 31, 2014).
10.79**    Amendment No. 2 dated December 11, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan(Incorporated by reference to Exhibit 10.30 to Registrants' Form 10-K for the year ended December 31, 2014).
10.80*    Employment Agreement, dated as of March 11, 2020, between Realogy Holdings Corp. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 13, 2020).
10.81**     Letter Agreement dated February 23, 2019 between Realogy Holdings Corp. and Donald J. Casey (Incorporated by reference to Exhibit 10.72 to the Registrants' Form 10-K for the year ended December 31, 2018).
10.82**    Letter Agreement dated February 28, 2019 between Realogy Holdings Corp. and Charlotte Simonelli (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on March 11, 2019).
10.83**    Letter Agreement dated February 26, 2019 between Realogy Holdings Corp. and Marilyn J. Wasser (Incorporated by reference to Exhibit 10.4 to the Registrants' Quarterly Report on Form 10-Q for the three month period ended March 31, 2019).
10.84**    Severance Agreement dated July 9, 2018 between Realogy Holdings Corp. and Katrina Helmkamp (Incorporated by reference to Exhibit 10.79 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
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