Form 10-Q
period 2021-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2021-05-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 116,424,328 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of May 3, 2021.
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
As used in this Quarterly Report on Form 10-Q:
•"Senior Secured Credit Agreement" refers to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time, that governs our senior secured credit facility, or "Senior Secured Credit Facility;"
•"Non-extended Revolving Credit Commitment" and "Extended Revolving Credit Commitment" each refer to the applicable portion of the revolving credit facility under the Senior Secured Credit Facility and are referred to collectively as the Revolving Credit Facility;
•"Term Loan B Facility" refers to the term loans outstanding under the Senior Secured Credit Facility;
•"Term Loan A Agreement" refers to the Term Loan A Agreement, dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time;
•"Non-extended Term Loan A" and "Extended Term Loan A" each refer to the applicable portion of the Term Loan A facility under the Term Loan A Agreement and are referred to collectively as the "Term Loan A Facility;"
•"4.875% Senior Notes", "9.375% Senior Notes" and "5.75% Senior Notes" refer to our 4.875% Senior Notes due 2023, 9.375% Senior Notes due 2027 and 5.75% Senior Notes due 2029, respectively, and are referred to collectively as the "Unsecured Notes;" and
•"7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025.
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
The following include some, but not all, of the risks and uncertainties that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to:
◦continued negative pressure on the share of commission income realized by real estate brokerages as a result of shifts in favor of affiliated independent sales agents or due to other market factors;
◦meaningful decreases in the average broker commission rate;
◦continued or accelerated declines in inventory;

◦increases in mortgage rates or inflation; and
◦other factors that impact homesale transaction volume, including a reduction in housing affordability, a decline or lack of improvement in the number of homesales, stagnant or declining home prices, and changes in consumer preferences, including weakening in the consumer trends that have benefited us since the second half of 2020;
•Likewise, we are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, which could include, but are not limited to:
◦contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise); and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment;
•The COVID-19 crisis has in the past, and may again, amplify risks to our business, and worsening economic consequences of the crisis or the reinstatement of significant limitations on normal business operations could have a material adverse effect on our profitability, liquidity, financial condition and results of operations;
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
◦alleviate or control the erosion of our share of the commission income generated by homesale transactions;
◦compete for real estate services business, including homesale transactions and underwriting, title and settlement, mortgage origination, relocation and lead generation services;
◦compete against non-traditional competitors, including but not limited to, iBuying business models and virtual brokerages, in particular those competitors with access to significant third-party capital that may prioritize market share over profitability;
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
•We are subject to numerous risks related to our substantial indebtedness that could adversely limit our operations and/or adversely impact our liquidity, including but not limited to our interest obligations and the negative covenant restrictions contained in our debt agreements and our ability to refinance or repay our indebtedness or incur additional indebtedness;
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs (including in connection with compliance efforts) and any of which could result in adverse financial, operational or reputational consequences to us, including but not limited to our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) antitrust laws and regulations, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, and (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (4) privacy or data security laws and regulations;
•We face reputational, business continuity and financial risks associated with cybersecurity incidents; and
•Our goodwill and other long-lived assets are subject to impairment which could negatively impact our earnings;
•Severe weather events or natural disasters, including increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events, including public health crises, such as pandemics and epidemics, may disrupt our business and have an unfavorable impact on homesale activity.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), particularly under the captions "Forward-Looking Statements," "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
All forward-looking statements herein speak only as of the date of this Quarterly Report. Except as is required by law, we expressly disclaim any obligation to publicly release any revisions to forward-looking statements to reflect events after the date of this Quarterly Report. For any forward-looking statement contained in this Quarterly Report, our public filings or other public statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of March 31, 2021, and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive (loss) income, equity and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2021, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 5, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of March 31, 2021, and the related condensed consolidated statements of operations, comprehensive income (loss) and cash flows for the three-month periods ended March 31, 2021 and 2020, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2020, and the related consolidated statements of operations, comprehensive (loss) income, and of cash flows for the year then ended (not presented herein), and in our report dated February 23, 2021, which included a paragraph describing a change in the manner of accounting for leases in the 2019 financial statements, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2020, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 5, 2021

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Revenues
Gross commission income	$1,154	$850
Service revenue	249	202
Franchise fees	105	71
Other	39	45
Net revenues	1,547	1,168
Expenses
Commission and other agent-related costs	885	630
Operating	384	368
Marketing	58	59
General and administrative	90	88
Restructuring costs, net	5	12
Impairments	1	477
Depreciation and amortization	51	45
Interest expense, net	38	101
Loss on the early extinguishment of debt	17	—
Other income, net	(2)	—
Total expenses	1,527	1,780
Income (loss) before income taxes, equity in earnings and noncontrolling interests	20	(612)
Income tax expense (benefit)	17	(141)
Equity in earnings of unconsolidated entities	(31)	(9)
Net income (loss)	34	(462)
Less: Net income attributable to noncontrolling interests	(1)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group	$33	$(462)

Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$0.28	$(4.03)
Diluted earnings (loss) per share	$0.28	$(4.03)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	115.9	114.7
Diluted	118.4	114.7

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income (loss)	$34	$(462)
Currency translation adjustment	(1)	(2)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	1	1
Other comprehensive loss, before tax	—	(1)
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—
Other comprehensive loss, net of tax	—	(1)
Comprehensive income (loss)	34	(463)
Less: comprehensive income attributable to noncontrolling interests	(1)	—
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$33	$(463)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$404	$520
Restricted cash	5	3
Trade receivables (net of allowance for doubtful accounts of $12 and $13)	130	128
Relocation receivables	144	139
Other current assets	186	154
Total current assets	869	944
Property and equipment, net	308	317
Operating lease assets, net	460	450
Goodwill	2,909	2,910
Trademarks	685	685
Franchise agreements, net	1,071	1,088
Other intangibles, net	183	188
Other non-current assets	409	352
Total assets	$6,894	$6,934
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$103	$128
Securitization obligations	100	106
Current portion of long-term debt	17	62
Current portion of operating lease liabilities	126	129
Accrued expenses and other current liabilities	523	600
Total current liabilities	869	1,025
Long-term debt	3,190	3,145
Long-term operating lease liabilities	439	430
Deferred income taxes	292	276
Other non-current liabilities	307	291
Total liabilities	5,097	5,167
Commitments and contingencies (Note 8)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2021 and December 31, 2020	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 116,411,025 shares issued and outstanding at March 31, 2021 and 115,457,067 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	4,874	4,876
Accumulated deficit	(3,022)	(3,055)
Accumulated other comprehensive loss	(59)	(59)
Total stockholders' equity	1,794	1,763
Noncontrolling interests	3	4
Total equity	1,797	1,767
Total liabilities and equity	$6,894	$6,934

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$34	$(462)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	51	45
Deferred income taxes	15	(137)
Impairments	1	477
Amortization of deferred financing costs and debt discount (premium)	3	2
Loss on the early extinguishment of debt	17	—
Equity in earnings of unconsolidated entities	(31)	(9)
Stock-based compensation	6	6
Mark-to-market adjustments on derivatives	(13)	51
Other adjustments to net income (loss)	(2)	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(3)	(15)
Relocation receivables	(4)	14
Other assets	(14)	(26)
Accounts payable, accrued expenses and other liabilities	(117)	(23)
Dividends received from unconsolidated entities	31	1
Other, net	(11)	(6)
Net cash used in operating activities	(37)	(82)
Investing Activities
Property and equipment additions	(23)	(29)
Proceeds from the sale of assets	2	—
Investment in unconsolidated entities	(6)	(1)
Other, net	(5)	(9)
Net cash used in investing activities	(32)	(39)
Financing Activities
Net change in Revolving Credit Facility	—	565
Payments for refinancing of Term Loan A Facility and Term Loan B Facility	(905)	—
Proceeds from issuance of Senior Notes	905	—
Amortization payments on term loan facilities	(3)	(7)
Net change in securitization obligations	(7)	(43)
Debt issuance costs	(8)	—
Cash paid for fees associated with early extinguishment of debt	(11)	—
Taxes paid related to net share settlement for stock-based compensation	(8)	(4)
Other, net	(8)	(11)
Net cash (used in) provided by financing activities	(45)	500
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(114)	378
Cash, cash equivalents and restricted cash, beginning of period	523	266
Cash, cash equivalents and restricted cash, end of period	$409	$644

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $1 and $2 respectively)	$14	$20
Income tax payments (refunds), net	2	(1)

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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of March 31, 2021 and the results of operations and comprehensive income (loss) for the three months ended March 31, 2021 and 2020 and cash flows for the three months ended March 31, 2021 and 2020. The Consolidated Balance Sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following table summarizes fair value measurements by level at March 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other non-current liabilities)	—	63	—	63
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	3	3
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2020	$3
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at March 31, 2021	$3
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2021		December 31, 2020
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Non-extended Revolving Credit Commitment	$—	$—	$—	$—
Extended Revolving Credit Commitment	—	—	—	—
Term Loan B	390	385	1,048	1,032
Term Loan A Facility:
Non-extended Term Loan A	197	194	684	671
Extended Term Loan A	237	234	—	—
7.625% Senior Secured Second Lien Notes	550	598	550	595
4.875% Senior Notes	407	419	407	415
9.375% Senior Notes	550	609	550	609
5.75% Senior Notes	900	889	—	—

_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At March 31, 2021 and December 31, 2020, the Company had various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets.
The Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity") at Realogy Title Group had an investment balance of $90 million at both March 31, 2021 and December 31, 2020. The Company recorded equity earnings of $30 million and $9 million related to its investment in Guaranteed Rate Affinity for the first quarter of 2021 and 2020, respectively. The Company received $30 million in cash dividends from Guaranteed Rate Affinity during the three months ended March 31, 2021 and no cash dividends during the three months ended March 31, 2020.
The Company's other equity method investments had investment balances totaling $12 million and $10 million at March 31, 2021 and December 31, 2020, respectively. The Company recorded $1 million equity earnings from the operations of these equity method investments in the first quarter of 2021 and recorded no equity earnings or losses for the first quarter of 2020. The Company received $1 million in cash dividends from these equity method investments during both the three months ended March 31, 2021 and 2020.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $17 million and a benefit of $141 million for the three months ended March 31, 2021 and 2020, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of March 31, 2021, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swap contracts	Other non-current liabilities	63	81
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss or (Gain) Recognized for Derivative Instruments	Loss or (Gain) Recognized on Derivatives
		Three Months Ended March 31,
		2021	2020
Interest rate swap contracts	Interest expense	$(13)	$51
Restricted Cash
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $5 million at March 31, 2021 and $3 million at December 31, 2020.

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

	Three Months Ended March 31,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross commission income (a)	$—	$—	$1,154	$850	$—	$—	$—	$—	$1,154	$850
Service revenue (b)	47	64	7	5	195	133	—	—	249	202
Franchise fees (c)	181	127	—	—	—	—	(76)	(56)	105	71
Other (d)	26	29	10	14	6	4	(3)	(2)	39	45
Net revenues	$254	$220	$1,171	$869	$201	$137	$(79)	$(58)	$1,547	$1,168
______________
(a)Gross commission income at Realogy Brokerage Group is recognized at a point in time at the closing of a homesale transaction.
(b)Service revenue primarily consists of title and escrow fees at Realogy Title Group and are recognized at a point in time at the closing of a homesale transaction. Service revenue at Realogy Franchise Group includes relocation fees, which are recognized as revenue when or as the related performance obligation is satisfied dependent on the type of service performed, and fees related to leads and related services, which are recognized at a point in time at the closing of a homesale transaction or at the completion of the related service.
(c)Franchise fees at Realogy Franchise Group primarily include domestic royalties which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).
(d)Other revenue is comprised of brand marketing funds received from franchisees at Realogy Franchise Group and other miscellaneous revenues across all of the business segments.
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2021	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2021
Realogy Franchise Group:
Deferred area development fees (a)	$43	$1	$(3)	$41
Deferred brand marketing fund fees (b)	14	24	(23)	15
Deferred outsourcing management fees (c)	3	8	(8)	3
Other deferred income related to revenue contracts	10	9	(8)	11
Total Realogy Franchise Group	70	42	(42)	70
Realogy Brokerage Group:
Advanced commissions related to development business (d)	9	—	—	9
Other deferred income related to revenue contracts	3	2	(1)	4
Total Realogy Brokerage Group	12	2	(1)	13
Total	$82	$44	$(43)	$83
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
(c)The Company earns revenues from outsourcing management fees charged to clients that may cover several of the relocation services listed above, according to the clients' specific needs. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type.
(d)New development closings generally have a development period of between 18 and 24 months from contracted date to closing.

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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $1 million and $4 million during the three months ended March 31, 2021 and 2020, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
Other than the Company's facility closures as described in Note 5, "Restructuring Costs," the Company's lease obligations as of March 31, 2021 have not changed materially from the amounts reported in our 2020 Form 10-K.
Recently Adopted Accounting Pronouncements
The Company adopted the new standard on Simplifying the Accounting for Income Taxes effective January 1, 2021. The new standard clarifies and simplifies aspects of the accounting for income taxes to help promote consistent application of GAAP by eliminating certain exceptions to the general principles of ASC Topic 740, Income Taxes. The adoption of this guidance did not have an impact to the Company’s Consolidated Financial Statements upon adoption on January 1, 2021.
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
2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at December 31, 2020	$2,509	$245	$156	$2,910
Goodwill acquired (a)	—	—	2	2
Goodwill reduction for sale of a business (b)	(3)	—	—	(3)
Balance at March 31, 2021	$2,506	$245	$158	$2,909

Accumulated impairment losses (c)	$1,447	$808	$324	$2,579
_______________
(a)Goodwill acquired during the three months ended March 31, 2021 relates to the acquisition of one title and settlement operation.
(b)Goodwill reduction during the three months ended March 31, 2021 relates to the sale of a relocation related business.

(c)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of March 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$939	$1,071	$2,010	$922	$1,088
Indefinite life—Trademarks (b)	$685		$685	$685		$685
Other Intangibles
Amortizable—License agreements (c)	$45	$13	$32	$45	$13	$32
Amortizable—Customer relationships (d)	510	382	128	509	376	133
Indefinite life—Title plant shares (e)	20		20	20		20
Amortizable—Other (f)	14	11	3	14	11	3
Total Other Intangibles	$589	$406	$183	$588	$400	$188
_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise brands which are expected to generate future cash flows for an indefinite period of time.
(c)Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(d)Relates to the customer relationships at Realogy Franchise Group, Realogy Title Group and Realogy Brokerage Group. These relationships are being amortized over a period of 2 to 20 years.
(e)Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(f)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2021	2020
Franchise agreements	$17	$17
Customer relationships	6	1
Other	—	1
Total	$23	$19
Based on the Company’s amortizable intangible assets as of March 31, 2021, the Company expects related amortization expense for the remainder of 2021, the four succeeding years and thereafter to be approximately $68 million, $90 million, $89 million, $89 million, $89 million and $809 million, respectively.
3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2021	December 31, 2020
Accrued payroll and related employee costs	$127	$239
Advances from clients	58	65
Accrued volume incentives	39	46
Accrued commissions	47	48
Restructuring accruals	14	16
Deferred income	50	46
Accrued interest	58	18
Current portion of finance lease liabilities	12	13
Due to former parent	19	19
Other	99	90
Total accrued expenses and other current liabilities	$523	$600

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2021	December 31, 2020
Senior Secured Credit Facility:
Non-extended Revolving Credit Commitment	$—	$—
Extended Revolving Credit Commitment	—	—
Term Loan B	386	1,036
Term Loan A Facility:
Non-extended Term Loan A	196	681
Extended Term Loan A	236	—
7.625% Senior Secured Second Lien Notes	541	540
4.875% Senior Notes	406	406
9.375% Senior Notes	544	544
5.75% Senior Notes	898	—
Total Short-Term & Long-Term Debt	$3,207	$3,207
Securitization Obligations:
Apple Ridge Funding LLC	$97	$102
Cartus Financing Limited	3	4
Total Securitization Obligations	$100	$106
Indebtedness Table
As of March 31, 2021, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility (1):
Non-extended Revolving Credit Commitment	(2)	February 2023	$—	$ *	$—
Extended Revolving Credit Commitment	(2)	February 2025 (3)	—	*	—
Term Loan B	(4)	February 2025	390	4	386
Term Loan A Facility (5):
Non-extended Term Loan A	(6)	February 2023	197	1	196
Extended Term Loan A	(7)	February 2025 (3)	237	1	236
Senior Secured Second Lien Notes	7.625%	June 2025	550	9	541
Senior Notes	4.875%	June 2023	407	1	406
Senior Notes	9.375%	April 2027	550	6	544
Senior Notes	5.75%	January 2029	900	2	898
Total Short-Term & Long-Term Debt			$3,231	$24	$3,207
Securitization obligations: (8)
Apple Ridge Funding LLC (9)		June 2021	$97	$ *	$97
Cartus Financing Limited (10)		August 2021	3	*	3
Total Securitization Obligations			$100	$—	$100
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)The available capacity under the Non-extended Revolving Credit Commitment is $477 million, while the available capacity under the Extended Revolving Credit Commitment is $948 million. As of March 31, 2021, there were no outstanding borrowings under either the Non-extended Revolving Credit Commitment or Extended Revolving Credit Commitment and $43 million of outstanding undrawn letters of credit. The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to earlier spring maturity described in footnote (3), the Extended Revolving Credit Commitment expires in February 2025, but in each instance, amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities. On May 3, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $43 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at March 31, 2021 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2021.
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
(4)In January and February 2021, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $655 million of outstanding borrowings under the Term Loan B Facility. The Term Loan B Facility provides for quarterly amortization payments totaling 1% per annum of the $1,080 million original principal amount. The interest rate with respect to term loans under the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%). On April 28, 2021, the Company used cash on hand to pay down $150 million of the Term Loan B Facility.
(5)In January 2021, prior to the effective date of the 2021 Amendments, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $250 million of outstanding borrowings under the Term Loan A Facility. The interest rates with respect to each of the Non-extended Term Loan A and Extended Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2021.
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
(8)Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(9)As of March 31, 2021, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $103 million of available capacity.
(10)Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of March 31, 2021, the Company had $21 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $18 million of available capacity.
Maturities Table
As of March 31, 2021, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2021 and each of the next four years is as follows:

Year	Amount
Remaining 2021 (a)	$12
2022	21
2023	631
2024	33
2025	1,084
_______________
(a)Remaining 2021 includes amortization payments totaling $4 million and $8 million for the Extended Term Loan A and Term Loan B Facility, respectively. The current portion of long-term debt of $17 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments totaling $6 million and $11 million for the Extended Term Loan A and Term Loan B Facility, respectively.

Senior Secured Credit Agreement and Term Loan A Agreement
The Company's Amended and Restated Credit Agreement dated as of March 5, 2013 (as amended, amended and restated, modified or supplemented from time to time, the "Senior Secured Credit Agreement") governs its senior secured revolving credit facility (the "Revolving Credit Facility") and term loan B facility (the "Term Loan B Facility", and collectively with the Revolving Credit Facility, the "Senior Secured Credit Facility") and the Company's Term Loan A Agreement dated as of October 23, 2015 (as amended, amended and restated, modified or supplemented from time to time, the "Term Loan A Agreement") governs its senior secured term loan A credit facility (the "Term Loan A Facility").
In January 2021, the Company repaid $250 million of outstanding borrowings under the Term Loan A Facility and $655 million of outstanding borrowings under the Term Loan B Facility using proceeds from its January and February 2021 issuances of $900 million 5.75% Senior Notes due 2029. Furthermore, on January 27, 2021, Realogy Group entered into amendments to the Senior Secured Credit Agreement, referred to collectively herein as the "2021 Amendments", which among other things:
•extend the maturity for approximately $237 million of the approximately $434 million outstanding loans under the Term Loan A Facility (the "Extended Term Loan A") after giving effect to the application of the proceeds of the 5.75% Senior Notes offering, from February 2023 to February 2025, subject to the following:
◦if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Extended Term Loan A will be March 2, 2023; and
◦if on or before November 9, 2024, the Term Loan B Facility under the Senior Secured Credit Agreement is not extended, refinanced or replaced to have a maturity date after May 10, 2025 (or otherwise repaid prior to November 9, 2024), the maturity date of the Extended Term Loan A will be November 9, 2024;
•extend the maturity of approximately $948 million of the $1,425 million in commitments under the Revolving Credit Facility (the "Extended Revolving Credit Commitment") from February 2023 to February 2025, subject to the earlier springing maturity dates applicable to the Extended Term Loan A described above; and
•make certain modifications to the Senior Secured Credit Agreement and Term Loan A Agreement, including amendments that reduced the maximum permitted senior secured leverage ratio (the financial covenant under such agreements) for the applicable trailing twelve-month period to below the levels that had been permitted under the amendments to the Senior Secured Credit Agreement and Term Loan A Agreement that Realogy Group entered into on July 24, 2020 (referred to collectively herein as the "2020 Amendments"), as follows:

Fiscal Quarter Ending	Senior Secured Leverage Ratio
December 31, 2020 to June 30, 2021	5.25 to 1.00
September 30, 2021 to March 31, 2022	5.00 to 1.00
June 30, 2022 and thereafter	4.75 to 1.00

Certain other covenants in the Senior Secured Credit Agreement and Term Loan A Agreement that were tightened under the 2020 Amendments will remain in place under the 2021 Amendments until the Company issues its financial results for the third quarter of 2021 and concurrently delivers an officer’s certificate to its lenders showing compliance with the senior secured leverage ratio set forth in the above table, subject to earlier termination, which we refer to as the covenant period. If Realogy Group’s senior secured leverage ratio does not exceed 5.00 to 1.00 for the fiscal quarter ending June 30, 2021 (as compared to 5.50 to 1.00 under the 2020 Amendments), the covenant period will end at the time Realogy Group delivers the compliance certificate to the lenders for such period; however, in either instance, the gradual step down in the senior secured leverage ratio described above will continue to apply. The covenants tightened during this covenant period include the reduction or elimination of the amount available for certain types of additional indebtedness, liens, restricted payments (including dividends and stock repurchases), investments (including acquisitions and joint ventures), and voluntary junior debt repayments. As was the case under the 2020 Amendments, Realogy Group also may elect to end the covenant period at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the senior secured leverage ratio will reset to the pre-amendment level of 4.75 to 1.00 thereafter.

Senior Secured Credit Facility
The Senior Secured Credit Facility includes:
(a)the Term Loan B Facility issued in the original aggregate principal amount of $1,080 million with a maturity date of February 2025. The Term Loan B Facility has quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B Facility is based on, at Realogy Group's option, adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%); and
(b)a $1,425 million Revolving Credit Facility which includes a $125 million letter of credit subfacility. The Revolving Credit Facility includes available capacity under the Non-extended Revolving Credit Commitment of $477 million and the available capacity under the Extended Revolving Credit Commitment of $948 million. The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to earlier spring maturity described above, the Extended Revolving Credit Commitment expires in February 2025. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

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
Realogy Group's Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Realogy Group maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio.
As of March 31, 2021, under the 2021 Amendments, Realogy Group was required to maintain a senior secured leverage ratio not to exceed 5.25 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the securitization obligations, 7.625% Senior Secured Second Lien Notes, or our unsecured indebtedness, including the Unsecured Notes. At March 31, 2021, Realogy Group was in compliance with the senior secured leverage ratio covenant with a senior secured leverage ratio of 0.64 to 1.00. For the calculation of the senior secured leverage ratio for the first quarter of 2021, see Part I., "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility".
Term Loan A Facility
The term loans under the Term Loan A Facility were originally $750 million and include the Non-extended Term Loan A due February 2023 and Extended Term Loan A due February 2025, subject to earlier spring maturity described above. The Extended Term Loan A provides for quarterly amortization based on a percentage of the principal amount of $237 million, commencing with the quarter ending June 30, 2021, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025. No amortization payments are required on the Non-extended Term Loan A.

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
Senior Secured Second Lien Notes
The 7.625% Senior Secured Second Lien Notes mature on June 15, 2025 and interest is payable semiannually on June 15 and December 15 of each year.
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
Unsecured Notes
In January and February 2021, the Company issued an aggregate principal amount of $900 million of 5.75% Senior Notes due 2029 and used the gross proceeds of $905 million to repay $250 million of outstanding borrowings under the Term Loan A Facility and $655 million of outstanding borrowings under the Term Loan B Facility.
The 4.875% Senior Notes, 9.375% Senior Notes and 5.75% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on June 1, 2023, April 1, 2027 and January 15, 2029, respectively. Interest on the Unsecured Notes is payable each year semiannually on June 1 and December 1 for the 4.875% Senior Notes, on April 1 and October 1 for the 9.375% Senior Notes, and on January 15 and July 15 for the 5.75% Senior Notes (commencing on July 15, 2021).
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Realogy Group's outstanding debt securities and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
The indenture governing the 4.875% Senior Notes contains various negative covenants that limit Realogy Group's and its restricted subsidiaries' ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants include limitations on Realogy Group's and its restricted subsidiaries’ ability to (a) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, (b) pay dividends or make distributions to their stockholders, (c) repurchase or redeem capital stock, (d) make investments or acquisitions, (e) incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments to Realogy Group, (f) enter into transactions with affiliates, (g) create liens, (h) merge or consolidate with other companies or transfer all or substantially all of their assets, (i) transfer or sell assets, including capital stock of subsidiaries and (j) prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes.
The covenants in the indenture governing the 9.375% Senior Notes are substantially similar to the covenants in the indentures governing the 4.875% Senior Notes, with certain exceptions, including several changes relating to Realogy Group's ability to make restricted payments, and in particular, its ability to repurchase shares and pay dividends.

Specifically, with respect to the 9.375% Senior Notes Indenture, (a) neither the cumulative credit basket (nor any other basket) is available to repurchase shares to the extent the consolidated leverage ratio is equal to or greater than 4.0 to 1.0 on a pro forma basis giving effect to such repurchase; (b) the cumulative credit basket for which restricted payments may otherwise be available is equal to 50% of Consolidated Net Income (as defined in such indenture) for the period (taken as one accounting period) from January 1, 2019 to the end of the most recently ended fiscal quarter for which internal financial statements are available at the time of any such restricted payment; provided however, that, to the extent the Consolidated Leverage Ratio is equal to or greater than 4.0 to 1.0, then 25% of the Consolidated Net Income for the aforementioned period will be included; (c) the consolidated leverage ratio must be less than 3.0 to 1.0 to use the unlimited general restricted payment basket (which payments will reduce the cumulative credit basket, but not below zero); (d) the $100 million general restricted payment basket may be used only for Restricted Investments (as defined in such indenture); and (e) a restricted payment basket is available for up to $45 million of dividends per calendar year (with any actual dividends deducted from the available cumulative credit basket). The covenants in the indenture governing 5.75% Senior Notes are substantially similar to the covenants in the indentures governing the 4.875% Senior Notes, but also include some of the additional limitations of the 9.375% Senior Notes.
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt by the trailing four quarters EBITDA. EBITDA, as defined in the indenture governing the 9.375% Senior Notes (as well as the other Unsecured Notes and 7.625% Senior Secured Second Lien Notes), is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indentures governing the 9.375% Senior Notes, 7.625% Senior Secured Second Lien Notes and 5.75% Senior Notes is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2021. As of March 31, 2021, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $97 million being utilized, leaving $103 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility which expires in August 2021. As of March 31, 2021, there were $3 million of outstanding borrowings under the facilities leaving $18 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $134 million and $135 million of underlying relocation receivables and other related relocation assets at March 31, 2021 and December 31, 2020, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date.

Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million and $2 million for the three months ended March 31, 2021 and 2020, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.9% and 3.8% for the three months ended March 31, 2021 and 2020, respectively.
Gain/Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in January and February 2021, the Company recorded a loss on the early extinguishment of debt of $17 million and wrote off certain financing costs of $1 million to interest expense during the three months ended March 31, 2021.
5.    RESTRUCTURING COSTS
Restructuring charges were $5 million and $12 million for the three months ended March 31, 2021 and 2020, respectively. The components of the restructuring charges for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
	2021	2020
Personnel-related costs (1)	$2	$3
Facility-related costs (2)	3	9
Total restructuring charges	$5	$12
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
Facility and Operational Efficiencies Program
Beginning in the first quarter of 2019, the Company commenced the implementation of a plan to accelerate its office consolidation to reduce storefront costs, as well as institute other operational efficiencies to drive profitability. In addition, the Company commenced a plan to transform and centralize certain aspects of the operational support and drive changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable. In the third quarter of 2019, the Company reduced headcount in connection with the wind-down of a former affinity real estate benefit program. In the fourth quarter of 2019, the Company expanded its operational efficiencies program to focus on workforce optimization. This workforce optimization initiative was focused on consolidating similar or overlapping roles, reducing the number of hierarchical layers and streamlining work and decision making. Furthermore, at the end of 2019, the Company expanded these strategic initiatives which have resulted in additional operational and facility related efficiencies in 2020.
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

The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2020	$5	$22	$27
Restructuring charges (1)	2	3	5
Costs paid or otherwise settled	(4)	(5)	(9)
Balance at March 31, 2021	$3	$20	$23
_______________
(1)In addition, the Company incurred an additional $1 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the three months ended March 31, 2021.
The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred (1)	Amount incurred to date	Total amount remaining to be incurred (1)
Personnel-related costs	$56	$52	$4
Facility-related costs	109	64	45
Other restructuring costs	1	1	—
Total	$166	$117	$49
_______________
(1)Facility-related costs include potential lease asset impairments to be incurred under the Facility and Operational Efficiencies Program.
The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Realogy Franchise Group	$32	$30	$2
Realogy Brokerage Group	82	62	20
Realogy Title Group	6	6	—
Corporate and Other	46	19	27
Total	$166	$117	$49

6.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	33	—	1	34
Stock-based compensation	—	—	6	—	—	—	6
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(8)	—	—	—	(8)
Dividends	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	116.4	$1	$4,874	$(3,022)	$(59)	$3	$1,797

	Three Months Ended March 31, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net loss	—	—	—	(462)	—	—	(462)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	6	—	—	—	6
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(4)	—	—	—	(4)
Dividends	—	—	—	—	—	(1)	(1)
Balance at March 31, 2020	115.3	$1	$4,844	$(3,157)	$(57)	$3	$1,634
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
Stock-Based Compensation
During the first quarter of 2021, the Company granted restricted stock units related to 0.9 million shares with a weighted average grant date fair value of $14.10 and performance stock units related to 0.6 million shares with a weighted average grant date fair value of $11.55. The Company granted all time-based equity awards in the form of restricted stock units which are subject to ratable vesting over a three-year period.
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

	Three Months Ended March 31,
(in millions, except per share data)	2021	2020
Numerator:
Net income (loss) attributable to Realogy Holdings shareholders	$33	$(462)
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	115.9	114.7
Dilutive effect of stock-based compensation (a)(b)	2.5	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	118.4	114.7
Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$0.28	$(4.03)
Diluted earnings (loss) per share	$0.28	$(4.03)
_______________
(a)The three months ended March 31, 2021 exclude 5.8 million shares of common stock issuable for incentive equity awards, which include performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
(b)The Company was in a net loss position for the three months ended March 31, 2020 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.

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

In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff's amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. On January 20, 2021, plaintiff filed a notice of appeal of the Court’s order granting the demurrer. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
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
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 by plaintiffs Joshua Sitzer and Amy Winger against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Moehrl litigation. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On August 22, 2019, the Court denied defendants' motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois and on October 16, 2019, denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the DOJ filed a statement of interest and appearances for this matter for the same purpose stated in the Moehrl matter. In July 2020, the DOJ requested the Company provide it with all materials produced for Sitzer, with such request related to and preceding the subsequent civil lawsuit filed and related settlement agreement between the DOJ and NAR in November 2020. Discovery between the plaintiffs and defendants is ongoing.
Leeder v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division). In this putative class action filed on January 25, 2021, the plaintiff takes issue with certain NAR policies, including those related to buyer broker compensation at issue in the Moehrl and Sitzer matters as well as those at issue in the 2020 settlement between the DOJ and NAR, but claims the alleged conspiracy has harmed buyers (instead of sellers). The plaintiff alleges that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and were unjustly enriched, and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The Company (together with the other companies named in the complaint) filed a motion to dismiss the complaint on April 20, 2021.
Conti v. San Francisco Association of Realtors, National Association of Realtors, Greater San Diego Association of Realtors, Realogy Holdings Corp., Compass SF I, Inc., Sotheby’s International Realty, Homeservices of America, Inc., Rodeo Realty, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of California San Francisco Division). In this putative class action filed on March 19, 2021, the plaintiff raises claims regarding the NAR policies and rules similar to those at issue in the Leeder matter, alleging violations of the Sherman Act, the California Cartwright Act, the California Unfair Competition Law as well as unjust enrichment claims. The plaintiff seeks a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses.
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
Bauman, Bauman and Nosalek v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020, wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl, Sitzer and Rubenstein matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service that is owned by realtors, including in part by one of Realogy’s company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The Company (together with the other companies named in the complaint) filed a motion to dismiss the complaint on March 1, 2021.
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
Closed Securities Litigation
Tanaskovic v. Realogy Holdings Corp., et. al. (U.S. District Court for the District of New Jersey). The Court granted the Company's motion to dismiss this matter with prejudice on January 21, 2021. On February 18, 2021, the parties agreed not to pursue the litigation any further with each party bearing their own costs.

Fried v. Realogy Holdings Corp., et al. (U.S. District Court for the District of New Jersey). On March 26, 2021, the Court approved a stipulation and order of voluntary dismissal with prejudice of this matter, with each party bearing their own costs.
* * *
Company-Initiated Litigation
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass") alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. The Company subsequently amended its complaint (which, among other things, withdrew the count for aiding and abetting breach of contract and added a count for defamation). Beginning in September 2019, Compass filed a series of motions, which the Company opposed, including a motion to dismiss and a motion to compel arbitration with respect to certain claims involving Corcoran. In June 2020, having previously denied certain portions of Compass’ motion to dismiss, the Court denied the balance of the motion to dismiss, and denied as moot Compass’ motion to compel arbitration, granting the Company leave to amend the allegations in its complaint that relate to Corcoran’s exclusive listings in order to clarify the claims and damages sought in the action. The Company filed its amended complaint in July 2020. On December 18, 2020, the Court denied a motion to compel arbitration filed by Compass in September 2020 with respect to certain claims in the Company's amended complaint concerning or purportedly related to Corcoran and Sotheby’s International Realty, Inc. Compass subsequently filed an appellate brief appealing the Court's denial. On April 8, 2021, the Appellate Division denied Compass' request for a stay pending appeal. On January 28, 2021, Compass filed its answer to the Company’s amended complaint, as well as counterclaims and third-party claims against the Company and certain of its subsidiaries, alleging unfair competition, tortious interference with prospective business relations, defamation, injurious falsehoods, and misappropriation of trade secrets. The third-party claim names a Company-affiliated franchise brokerage and an independent contractor for that franchise. Compass seeks compensatory and punitive damages, injunctive relief, disgorgement of profits, interest and attorneys’ fees. Discovery in the case is continuing. On March 1, 2021, the Company filed a motion to dismiss (with respect to certain counterclaims) and a reply (to the remaining counts of the counterclaims). On April 22, 2021, pursuant to a stipulation of the parties, the Court ordered the dismissal without prejudice of Compass’s third-party claims and those counterclaims against the Company related to unfair competition under New York common law, conspiracy and misappropriation of trade secrets.
* * *
The Company is involved in certain other claims and legal actions arising in the ordinary course of our business. Such litigation, regulatory actions and other proceedings may include, but are not limited to, actions relating to intellectual property, commercial arrangements, indemnification (under contract or common law), franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales agents, antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer broker commissions), general fraud claims (including wire fraud associated with third-party diversion of funds from a brokerage transaction), claims under the False Claims Act (or similar state laws), consumer lending and debt collection law claims, employment law claims, including claims challenging the classification of independent sales agents as independent contractors, wage and hour related claims, and claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto, and claims alleging violations of RESPA, state consumer fraud statutes or federal consumer protection statutes. While the results of such claims and legal actions cannot be predicted with certainty, we do not believe based on information currently available to us that the final outcome of current proceedings against the Company will have a material adverse effect on our consolidated financial position, results of operations or cash flows. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common. While most litigation involves claims against the Company, from time to time the

Company commences litigation, including litigation against former employees, franchisees and competitors when it alleges that such persons or entities have breached agreements or engaged in other wrongful conduct.
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
The due to former parent balance was $19 million at both March 31, 2021 and December 31, 2020. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $995 million at March 31, 2021 and $585 million at December 31, 2020, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
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

	Revenues (a)
	Three Months Ended March 31,
	2021	2020
Realogy Franchise Group	$254	$220
Realogy Brokerage Group	1,171	869
Realogy Title Group	201	137
Corporate and Other (b)	(79)	(58)
Total Company	$1,547	$1,168
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for the Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $79 million and $58 million for the three months ended March 31, 2021 and 2020, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended March 31,
	2021	2020
Realogy Franchise Group	$141	$96
Realogy Brokerage Group	(5)	(51)
Realogy Title Group	61	12
Corporate and Other (a)	(35)	(25)
Total Company	162	32

Less: Depreciation and amortization	51	45
Interest expense, net	38	101
Income tax expense (benefit)	17	(141)
Restructuring costs, net (b)	5	12
Impairments (c)	1	477
Loss on the early extinguishment of debt (d)	17	—
Net income (loss) attributable to Realogy Holdings and Realogy Group	$33	$(462)
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended March 31, 2021 includes restructuring charges of $2 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other.
The three months ended March 31, 2020 includes restructuring charges of $2 million at Realogy Franchise Group, $9 million at Realogy Brokerage Group and $1 million at Realogy Title Group.
(c)Impairments for the three months ended March 31, 2021 relate to lease asset impairments. Non-cash impairments for the three months ended March 31, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$30 million of impairment charges during the three months ended March 31, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
•other asset impairments of $4 million primarily related to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2020 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" in this Quarterly Report as well as our 2020 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We are a global provider of real estate services and report our operations in the following three business segments:
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2021, our real estate franchise systems and proprietary brands had approximately 327,500 independent sales agents worldwide, including approximately 191,700 independent sales agents operating in the U.S. (which included approximately 53,700 company owned brokerage independent sales agents). As of March 31, 2021, our real estate franchise systems and proprietary brands had approximately 20,400 offices worldwide in 118 countries and territories, including approximately 5,700 brokerage offices in the U.S. (which included approximately 670 company owned brokerage offices). This segment also includes our lead generation activities and global relocation services operation.
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 670 owned and operated brokerage offices with approximately 53,700 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S.
•Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services businesses. Our title insurance underwriter, Title Resources Guaranty Company, provides title underwriting services relating to the closing of home purchases and refinancing of home loans, working with affiliated and independent agents. This segment also includes the Company's share of equity earnings for our Guaranteed Rate Affinity mortgage origination joint venture.
Our technology and data group pursues technology-enabled solutions to support our business segments and franchisees as well as independent sales agents affiliated with Realogy Brokerage and Franchise Groups and their customers.
RECENT DEVELOPMENTS
Capital Structure
In January and February 2021, Realogy Group entered into refinancing transactions, including the issuance in the aggregate of $900 million of 5.75% Senior Notes due 2029 (with gross proceeds of $905 million used to pay down $250 million of the Term Loan A Facility and $655 million of the Term Loan B Facility) and the amendment of the Senior Secured Credit Agreement and Term Loan A Agreement (the "2021 Amendments"). Among other things, the 2021 Amendments provide for the extension of the maturity of a portion of the remaining balance of the Term Loan A Facility from 2023 to 2025 and the extension of the maturity of a portion of the Revolving Credit Facility from 2023 to 2025, in each case subject to certain earlier springing maturity dates.
On April 28, 2021, the Company used cash on hand to pay down $150 million of the Term Loan B Facility, reducing the principal amount of that Facility to $240 million.
See "Liquidity and Capital Resources" below, as well as Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.

CURRENT BUSINESS AND INDUSTRY TRENDS
The first quarter of 2021 demonstrated continued strength in the residential real estate market, which has improved markedly from a sharp decline in homesale transactions, primarily in the second quarter of 2020, due to factors related to the COVID-19 crisis. According to the National Association of Realtors ("NAR"), as of its most recent publication, for March 2021, the seasonally-adjusted annual rate of total existing homesale transactions was 6.0 million, a 7% increase from actual homesale transactions of 5.6 million in 2020 and a 10% improvement over the three-year average (2018-2020) of actual homesale transactions of 5.4 million.
According to NAR, during the first quarter of 2021, homesale transaction volume increased 28% over the first quarter of 2020 primarily due to a 14% increase in homesale transactions and a 12% increase in average homesale price.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 44% during the three months ended March 31, 2021 compared to the three months ended March 31, 2020. Homesale transaction volume at Realogy Franchise Group increased 47% during such period, primarily as a result of a 22% increase in average homesale price and a 20% increase in existing homesale transactions. Homesale transaction volume at Realogy Brokerage Group increased 37% during such period, primarily as a result of a 20% increase in existing homesale transactions and a 14% increase in average homesale price.
We believe that the strong recovery to date, including increased demand, has been driven by certain beneficial consumer trends such as home buyer preferences for certain geographies (including attractive tax and weather destinations) and demand in the high-end market, supported by an increase in the prevalence of remote work arrangements, home buying trends among millennials, a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Overall, our company owned and franchise operations have benefited since the second half of 2020 from geographic and high-end transaction mix. We believe that the increase in homesale transaction volume at Realogy Franchise Group as compared to the broader market has been primarily driven since the second half of 2020 by strong performance in the high-end of the market. In addition to the foregoing factor, we believe lower homesale transaction volume for our company owned brokerages compared to franchised brokerages has been largely attributable to the geographic footprint of our company-owned brokerages, in particular in New York City, which while gaining strength in the first quarter of 2021, continued to lag the general residential real estate market.
We expect that quarterly comparisons to 2020 periods will be volatile throughout the remainder of 2021 due to the significant disruptions to the typical seasonality patterns of the residential real estate market caused by the COVID-19 crisis during 2020. For example, as shown in the tables below, NAR forecasts in its most recent press release that homesale transaction volume will increase 57% in the second quarter of 2021 as compared to the second quarter of 2020 – the quarter in which the COVID-19 crisis had the most negative impact on the industry (with 2020 second quarter homesale transaction volume down 16% from 2019). The same 2021 NAR forecast, when compared to the second quarter of 2019, still shows strong improvement – with 35% growth forecasted in the second quarter of 2021.
NAR Forecasted Homesale Transaction Volume

2021 vs. 2020
60%
50%
40%
30%
20%
10%
—%
(10)%
Q1 (a)
Q2 (b)
Q3 (b)
Q4 (b)
Full Year (b)

2021 vs. 2019
60%
50%
40%
30%
20%
10%
—%
(10)%
Q1 (a)
Q2 (b)
Q3 (b)
Q4 (b)
Full Year (b)

_______________
(a)Q1 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
There remain significant uncertainties regarding whether the beneficial consumer trends discussed above will be maintained at the same strength or at all, and whether such trends will continue to have a positive effect on our financial results as well as significant uncertainties related to the COVID-19 crisis, including the severity, duration and extent of the pandemic (and the impact of vaccines and virus mutations).
Existing Homesales
For the quarter ended March 31, 2021 compared to the same period in 2020, NAR existing homesale transactions increased to 1.2 million homes or up 14%. For the quarter ended March 31, 2021, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups increased 20% compared to the same period in 2020 due primarily to continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price, partially offset by the impact of competition and the geographic concentration of Realogy Brokerage Group. The quarterly and annual year-over-year trends in homesale transactions are as follows:

_______________
(a)Q1 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
(c)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

As of their most recent releases, NAR is forecasting existing homesale transactions to remain flat in 2022 while Fannie Mae is forecasting existing homesale transactions to decrease 6% for the same period.
Existing Homesale Price
For the quarter ended March 31, 2021 compared to the same period in 2020, NAR existing homesale average price increased 12%. For the quarter ended March 31, 2021, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 19% compared to the same period in 2020 which consisted of a 22% increase in average homesale price for Realogy Franchise Group and a 14% increase in average homesale price for Realogy Brokerage Group. We believe that the delta between Realogy Brokerage Group and Realogy Franchise Group in the first quarter of 2021 was primarily driven by particularly strong performance by Realogy Franchise Group in the high-end market as well as Realogy Brokerage Group's geographic footprint, in particular in New York City. We believe that the delta between Realogy Franchise Group and NAR in the first quarter of 2021 was primarily driven by particularly strong performance by Realogy Franchise Group in the high-end of the market. The quarterly and annual year-over-year trends in the price of homes are as follows:
_______________
(a)Q1 homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)Forecasted homesale price data is for median price and is as of the most recent NAR forecast.
(c)Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 3% in 2022 while Fannie Mae is forecasting median existing homesale price to increase 4% for the same period.

2020 Temporary Cost-Saving Initiatives. Quarterly earnings comparisons will also be challenged by the absence in the second and third quarters of 2021 of the temporary cost-saving measures we took in 2020 in response to the COVID-19 crisis. Those temporary measures resulted in approximately $150 million of aggregate savings in the second and third quarter of 2020, with approximately two-thirds of such amount recognized in the second quarter of 2020. Substantially all of these measures were reversed during the third quarter of 2020 and we do not expect to realize comparable cost-savings from these prior temporary initiatives in future periods, the absence of which is expected to have a negative impact on period-over-period comparisons of our expenses.
Inventory. Continued or accelerated declines in inventory, whether attributable to the COVID-19 crisis or otherwise, may result in insufficient supply to meet any increased demand driven by the lower interest rate environment and beneficial consumer trends. Additional inventory pressure arises from periods of slow or decelerated new housing construction. Even before the COVID-19 crisis, low housing inventory levels had been an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 28% from 1.5 million as of March 2020 to 1.1 million as of March 2021. As a result, inventory has decreased from 3.3 months of supply in March 2020 to 2.1 months as of March 2021. These levels continue to be significantly below the 10-year average of 4.8 months, the 15-year average of 6.0 months and the 25-year average of 5.6 months.
While insufficient inventory levels generally have a negative impact on homesale transaction growth, during the three months ended March 31, 2021, Realogy Franchise and Brokerage Groups saw a 20% increase in homesale transactions on a combined basis compared to the same period in 2020. We believe that an intensified pace of inventory supply turnover beginning in the second half of 2020 has contributed to the reported low levels of inventory, without a correlating decrease in homesale transactions. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract reduced to a median of 15 days on the market in the first quarter of 2021 from a median of 31 days on the market in the first quarter of 2020. There is significant uncertainty as to whether this recent pattern of low inventory, but increased homesale transactions driven by supply turnover will continue as constraints in home inventory levels have typically had and may continue to have an adverse impact on the number of homesale transactions closed by Realogy Franchise and Brokerage Groups. In addition, in periods of rapid inventory turnover there is an increased risk that new homesale unit listings will not keep pace with demand, which could also negatively impact homesale transaction volume.
Unemployment. According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate declined to 6.0% in March 2021, down considerably from a high of 14.8% reached in April 2020, but still 2.5% higher compared to its pre-pandemic level in February 2020. If the COVID-19 pandemic continues to impact employment levels and economic activity for a substantial period, or if jobs recovery slows or worsens, it could lead to an increase in loan defaults and foreclosure activity and may make it more difficult for potential home buyers to arrange financing.
Mortgage Rates. We have been in an unusually prolonged period of historic low interest rates. A wide variety of factors can contribute to mortgage rates, including Treasury note yields, federal interest rates, inflation, demand, consumer income, unemployment levels and foreclosure rates. Yields on the 10-year Treasury note hit all-time lows during the COVID-19 crisis, but as of March 31, 2021 were 1.74% as compared to 0.70% as of March 31, 2020. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage lowered to an average of 2.88% for the first quarter of 2021 compared to 3.51% for the first quarter of 2020. Although mortgage rates began to increase during the first quarter of 2021 from the lows seen in 2020, they continue to be at low levels compared to the 10-year average of 3.93%, according to Freddie Mac. On March 31, 2021, mortgage rates were 3.08%, or approximately 40 basis points higher than on December 31, 2020 and approximately 90 basis points lower than the 10-year average, according to Freddie Mac.
Our financial results are favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity and homesale transactions. For example, the Company recorded equity earnings from our mortgage origination joint venture, Guaranteed Rate Affinity, of $30 million and $9 million for the three months ended March 31, 2021 and 2020 which, for the three months ended March 31, 2021, represented approximately 19% of the Company's Operating EBITDA. Realogy Title Group also experienced a 130% increase in the number of refinancing title and closing units processed as a result of homeowners refinancing their home loans for the three months ended March 31, 2021 as compared to March 31, 2020. The refinancing volume of these businesses are inherently cyclical and this level of volume may not be maintained or may meaningfully decrease with fluctuations in market conditions such as mortgage rates. We have been and could again be negatively impacted by a rising interest rate environment as increases in mortgage rates have a negative impact on refinancing title and closing units and mortgage unit volumes, could compress margins at Guaranteed Rate Affinity, and adversely impact housing affordability and homesale transaction volume.
Due to the economic effects of the COVID-19 crisis, banks may tighten mortgage standards, even if rates remain at low levels or decline, which could limit the availability of mortgage financing. In addition, many individuals and businesses have benefited and may be continuing to benefit from one or more federal and/or state monetary or fiscal programs meant to assist in the navigation of COVID-related financial challenges (including mortgage forbearance programs), and the termination or substantial curtailment of, or failure to extend, such programs could have a negative impact on their financial health.
Affordability. The fixed housing affordability index, as reported by NAR, decreased from 176 for February 2020 to 173 for February 2021. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. Housing affordability may be impacted in future periods by increases in average homesale price and the low inventory environment as well as the rise in unemployment and economic challenges as a result of the COVID-19 crisis, but we are unable to estimate the extent due to the uncertainties of the COVID-19 crisis and its related impact on the U.S. economy.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. In the first quarter of 2021, agents affiliated with our company owned brokerages grew 3% and, based on information from such franchisees, agents affiliated with our U.S. franchisees increased 1%, in each case as compared to March 31, 2020. Aggressive competition for the affiliation of independent sales agents has negatively impacted recruitment and retention efforts at both Realogy Franchise and Brokerage Groups, in particular with respect to more productive sales agents, and has previously had and may continue to have a negative impact on our market share. These competitive market factors are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents and may continue to impact our franchisees; such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
This competitive environment has continued throughout most of the COVID-19 crisis, particularly at the outset of the pandemic, when we took proactive measures to preserve liquidity, including in connection with our recruitment and retention efforts.
Non-Traditional Market Participants. While real estate brokers using historical real estate brokerage models typically compete for business primarily on the basis of services offered, brokerage commission, reputation, utilization of technology and personal contacts, participants pursuing non-traditional methods of marketing real estate may compete in other ways, including companies that employ technologies intended to disrupt historical real estate brokerage models or minimize or eliminate the role traditional brokers and sales agents perform in the homesale transaction process. The significant size of the U.S. real estate market has continued to attract outside capital investment in disruptive and traditional competitors that seek to access a portion of this market, including iBuying business models. These competitors and their investors may pursue increases in market share over profitability, further complicating the competitive landscape.
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, an increasing number of sales agents are operating in a virtual capacity, which may dilute the relationship between the brokerage and the agent. In addition, many iBuying business models seek to disintermediate real estate brokers and independent sales agents from buyers and sellers of homes by reducing or eliminating brokerage commissions that may be earned on those transactions. In October 2020, we continued to evolve our agent-focused iBuying offerings through the launch of a joint venture with Home Partners of America intended to expand the geographic reach of our RealSure program, which is available in 13 U.S. markets as of March 31, 2021 (and is expected to expand to 20 U.S. markets in 2021). Under the RealSure Sell program, sellers with qualifying properties receive a cash offer valid for 45 days immediately upon listing, and during this time frame have the opportunity to pursue a better price by marketing their property with an affiliated independent sales agent. Sellers who are enrolled in RealSure Sell can utilize RealSure Buy to make a more competitive offer on their next home before their current home is sold by leveraging their RealSure Sell cash offer.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions, including but not limited to setting up competing brokerages and/or expanding their offerings to include products (including agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us, charging significant referral, listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry and such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with our franchisees and our franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes. For example, one dominant listing aggregator recently launched a brokerage with employee sales agents in several locations to support its iBuying offering and has joined many local multiple listing services, known as MLSs, as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in the MLSs or MLS syndication feeds.
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
Relocation Spending. Global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move, our relocation operations have been increasingly subject to a competitive pricing environment and lower average revenue per relocation. Lower volume growth, in particular with respect to global relocation activity, has also impacted the operating results of our relocation operations. The COVID-19 crisis as well as U.S. immigration and visa restrictions have exacerbated these trends. These factors are expected to continue to put pressure on the financial results of Cartus Relocation Services (part of the Realogy Franchise Group segment).
Leads Generation. Through Realogy Leads Group, a part of Realogy Franchise Group, we seek to provide high-quality leads to affiliated agents, including through real estate benefit programs that provide home-buying and selling assistance to members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services). We operate several real estate benefit programs, including a program with a large long-term client as well as other programs we have launched in the past two years, including AARP® Real Estate Benefits. There can be no assurance that we will be able to maintain or expand these programs, and even if we are successful in these efforts, such programs may not generate a meaningful number of high-quality leads.
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
•NAR’s forecasts utilize seasonally adjusted annualized rates and median price;
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
For Realogy Title Group, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. Results are favorably impacted by the low mortgage rate environment. An increase or decrease in homesale transactions will impact the financial results of Realogy Title Group; however, their financial results are not significantly impacted by a change in homesale price.
The following table presents our drivers for the three months ended March 31, 2021 and 2020. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2021	2020	% Change
Realogy Franchise Group (a)
Closed homesale sides	244,698	203,188	20%
Average homesale price	$394,000	$322,465	22%
Average homesale broker commission rate	2.47%	2.47%	—	bps
Net royalty per side	$382	$316	21%
Realogy Brokerage Group
Closed homesale sides	74,993	62,541	20%
Average homesale price	$608,960	$533,813	14%
Average homesale broker commission rate	2.43%	2.41%	2	bps
Gross commission income per side	$15,393	$13,597	13%
Realogy Title Group
Purchase title and closing units	33,828	28,724	18%
Refinance title and closing units	20,467	8,899	130%
Average fee per closing unit	$2,262	$2,269	—%
_______________
(a)Includes all franchisees except for Realogy Brokerage Group.

A decline in the number of homesale transactions and/or decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title, escrow and settlement and underwriting services or the services of our mortgage origination joint venture, and (iv) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers or greater commission payments to sales agents or by an increase in volume or other incentives paid to franchisees.
With the exception of 2020, since 2014, we have experienced approximately a one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee. In 2020, the average homesale broker commission rate increased by two basis points at Realogy Brokerage Group and one basis point at Realogy Franchise Group.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Most of our brands utilize a volume-based incentive model with a royalty fee rate that is initially equal to 6% of the franchisee's gross commission income, but subject to reduction based upon volume incentives.
We also utilize other royalty fee models that are not generally eligible for volume incentives. For example, certain of our franchisees (including some of our largest franchisees) have a flat royalty fee rate of less than 6%. In addition, a royalty fee generally equal to 5% of franchisee commission (capped at a set amount per independent sales agent per year) is applicable to franchisees operating under the "capped fee model" that was launched for our Better Homes and Gardens Real Estate franchise business in January 2019. Our Corcoran franchise business utilizes a tiered royalty fee model under which franchisees pay us a royalty fee percentage (generally set at an initial rate of 6%) that decreases in steps during each calendar year as the franchisee’s gross commission income reaches certain levels to a minimum of 4%. We have and may, from time to time in the future, restructure or revise the model used at one or more franchised brands, including with respect to the applicable initial royalty fee rate.
Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based.
Transaction volume growth has generally exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of other sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation. If the amount of gross commission income generated by our top 250 franchisees continues to grow at a quicker pace relative to our other franchisees, we would expect our royalty revenue to continue to increase, but at a slower pace than homesale transaction volume. Likewise, our royalty revenue would continue to increase, but at a slower pace than homesale transaction volume, if the gross commission income generated by all of our franchisees grows faster than the applicable annual volume incentive table increase or if we increase our use of standard volume or other incentives. However, in the event that the gross commission income generated by our franchisees increases as a result of increased transaction volume, we would expect to recognize an increase in overall royalty payments to us.
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, we have and may, from time to time in the future, restructure or revise the model used at one or more franchised brands. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above, continued concentration among our top 250 franchisees, and the impact of affiliated franchisees of our Better Homes and Gardens® Real Estate brand moving to the "capped fee model" we adopted in 2019; however, these pressures were offset by increases in homesale prices in the three-month period ended March 31, 2021.
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
Three Months Ended March 31, 2021 vs. Three Months Ended March 31, 2020
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2021	2020	Change
Net revenues	$1,547	$1,168	$379
Total expenses	1,527	1,780	(253)
Income (loss) before income taxes, equity in earnings and noncontrolling interests	20	(612)	632
Income tax expense (benefit)	17	(141)	158
Equity in earnings of unconsolidated entities	(31)	(9)	(22)
Net income (loss)	34	(462)	496
Less: Net income attributable to noncontrolling interests	(1)	—	(1)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$33	$(462)	$495

Net revenues increased $379 million or 32% for the three months ended March 31, 2021 compared with the three months ended March 31, 2020 driven by higher homesale transaction volume at Realogy Franchise and Brokerage Groups and an increase in volume at Realogy Title Group, in each case due primarily to continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Total expenses decreased $253 million or 14% for the first quarter of 2021 compared to the first quarter of 2020 primarily due to:
•lease asset impairments of $1 million during the first quarter of 2021 compared to $477 million in non-cash impairments during the first quarter of 2020. Non-cash impairments during the three months ended March 31, 2020 include:
◦a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
◦an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
◦$30 million of impairment charges during the three months ended March 31, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
◦other asset impairments of $4 million primarily related to lease asset impairments;

•a $63 million net decrease in interest expense primarily due to a $64 million decrease in expense related to mark-to-market adjustments for interest rate swaps that resulted in $13 million gains during the first quarter of 2021 compared to losses of $51 million during the first quarter of 2020; and
•a $7 million decrease in restructuring costs,
partially offset by:
•a $255 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume as well as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruitment and retention efforts, and business and geographic mix;
•an $18 million increase in operating and general and administrative expenses primarily due to higher employee incentive accruals, partially offset by lower employee-related, occupancy and other operating costs as a result of cost savings initiatives; and
•a $17 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2021.
Equity in earnings were $31 million during the first quarter of 2021 compared to earnings of $9 million during the first quarter of 2020 primarily due to an improvement in earnings of Guaranteed Rate Affinity at Realogy Title Group. Equity in earnings for Guaranteed Rate Affinity was $30 million, representing approximately 19% of the Company's Operating EBITDA for the first quarter of 2021, increasing by $21 million from $9 million in the first quarter of 2020. This improvement was the result of the low mortgage rate environment and higher loan officer count driving an increase in refinancing transactions and improved margins in the venture. Equity in earnings for the Company's other equity method investments increased $1 million from zero during the first quarter of 2021 compared with the same period in 2020.
During the first quarter of 2021, we incurred $5 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $166 million, with $117 million incurred to date and $49 million remaining primarily related to future expenses as a result of reducing the leased-office footprints. See Note 5, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $17 million for the three months ended March 31, 2021 compared to a benefit of $141 million for the three months ended March 31, 2020. Our effective tax rate was 33% and 23% for the three months ended March 31, 2021 and March 31, 2020, respectively. The effective tax rate for the three months ended March 31, 2021 was primarily impacted by non-deductible executive compensation and equity awards for which the market value at vesting was lower than at the date of grant.
The following table reflects the results of each of our reportable segments during the three months ended March 31, 2021 and 2020:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group	$254	$220	34	15	$141	$96	45	47	56%	44%	12
Realogy Brokerage Group	1,171	869	302	35	(5)	(51)	46	90	—	(6)	6
Realogy Title Group	201	137	64	47	61	12	49	408	30	9	21
Corporate and Other	(79)	(58)	(21)	*	(35)	(25)	(10)	*
Total Company	$1,547	$1,168	379	32	$162	$32	130	406	10%	3%	7

Less: Depreciation and amortization					51	45
Interest expense, net					38	101
Income tax expense (benefit)					17	(141)
Restructuring costs, net (b)					5	12
Impairments (c)					1	477
Loss on the early extinguishment of debt (d)					17	—
Net income (loss) attributable to Realogy Holdings and Realogy Group					$33	$(462)

_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $79 million and $58 million during the three months ended March 31, 2021 and 2020, respectively.
(b)Restructuring charges incurred for the three months ended March 31, 2021 include $2 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other. Restructuring charges incurred for the three months ended March 31, 2020 include $2 million at Realogy Franchise Group, $9 million at Realogy Brokerage Group and $1 million at Realogy Title Group.
(c)Impairments for the three months ended March 31, 2021 relate to lease asset impairments. Non-cash impairments for the three months ended March 31, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$30 million of impairment charges during the three months ended March 31, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
•other asset impairments of $4 million primarily related to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues increased 7 percentage points to 10% for the three months ended March 31, 2021 compared to 3% for the same period in 2020. On a segment basis, Realogy Franchise Group's margin increased 12 percentage points to 56% from 44% primarily due to an increase in royalty revenue as a result of an increase in homesale transaction volume, partially offset by a decrease in revenue related to the early termination of third party listing fee agreements. Realogy Brokerage Group's margin increased 6 percentage points to zero from negative 6% primarily due to higher transaction volume and lower operating expenses principally driven by cost savings initiatives, partially offset by higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix. Realogy Title Group's margin increased 21 percentage points to 30% from 9% primarily due to an increase in equity in earnings of Guaranteed Rate Affinity as a result of the low mortgage rate environment and higher loan officer count driving an increase in refinancing transactions and improved margins in the venture, as well as an increase in underwriter, refinance and resale activity at Realogy Title Group.
Corporate and Other Operating EBITDA for the three months ended March 31, 2021 declined $10 million to negative $35 million primarily due to higher employee incentive accruals.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments increased 6 percentage points from 4% to 10% primarily due to higher homesale transaction volume during the first quarter of 2021 compared to the first quarter of 2020:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group (a)	$175	$162	13	8	$62	$38	24	63	35%	23%	12
Realogy Brokerage Group (a)	1,171	869	302	35	74	7	67	957	6	1	5
Realogy Franchise and Brokerage Groups Combined	$1,346	$1,031	315	31	$136	$45	91	202	10%	4%	6
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $79 million and $58 million during the three months ended March 31, 2021 and 2020, respectively.
Realogy Franchise Group
Revenues increased $34 million to $254 million and Operating EBITDA increased $45 million to $141 million for the three months ended March 31, 2021 compared with the same period in 2020.

Revenues increased $34 million primarily as a result of:
•a $30 million increase in third-party domestic franchisee royalty revenue primarily due to a 47% increase in homesale transaction volume at Realogy Franchise Group which consisted of a 22% increase in average homesale price and a 20% increase in existing homesale transactions;
•a $20 million increase in intercompany royalties received from Realogy Brokerage Group; and
•a $3 million increase in brand marketing fund revenue, for which related expenses increased $3 million, partially offset by:
•a $13 million decrease in service and other revenue primarily related to a $18 million net decrease in revenue from our relocation and lead generation operations driven by lower volume largely related to the impact of the COVID-19 pandemic; and
•a $6 million decrease in revenue related to the early termination of third party listing fee agreements.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $76 million and $56 million during the first quarter of 2021 and 2020, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $45 million increase in Operating EBITDA was primarily due to the $34 million increase in revenues discussed above, a $10 million decrease in employee and other operating costs principally due to cost savings initiatives, partially offset by higher employee incentive accruals, as well as $4 million of lower expense for bad debt and notes reserves. These Operating EBITDA increases were partially offset by the $3 million increase in marketing expense discussed above.
Realogy Brokerage Group
Revenues increased $302 million to $1,171 million and Operating EBITDA increased $46 million to negative $5 million for the three months ended March 31, 2021 compared with the same period in 2020.
The revenue increase of $302 million was primarily driven by a 37% increase in homesale transaction volume at Realogy Brokerage Group which primarily consisted of a 20% increase in existing homesale transactions and a 14% increase in average homesale price. Realogy Brokerage Group benefited from continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Operating EBITDA increased $46 million primarily due to:
•the $302 million increase in revenues discussed above;
•a $16 million decrease in employee-related, occupancy and other operating costs due to cost savings initiatives, partially offset by higher employee incentive accruals; and
•a $3 million decrease in marketing expense primarily due to a shift in advertising and marketing strategy, partially offset by:
•a $255 million increase in commission expenses paid to independent sales agents from $630 million for the first quarter of 2020 to $885 million in the first quarter of 2021. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix; and
•a $20 million increase in royalties paid to Realogy Franchise Group from $56 million during the first quarter of 2020 to $76 million during the first quarter of 2021 associated with the homesale transaction volume increase as described above.
Realogy Title Group
Revenues increased $64 million to $201 million and Operating EBITDA increased $49 million to $61 million for the three months ended March 31, 2021 compared with the same period in 2020.
Revenues increased $64 million primarily as a result of a $29 million increase in underwriter revenue (including a $27 million increase in underwriter revenue with unaffiliated agents, which had a $4 million net positive impact on Operating

EBITDA due to the related expense increase of $23 million) and a $21 million increase in refinance revenue due to an increase in activity in the refinance market driven by the favorable interest rate environment. In addition, there was a $13 million increase in resale revenue attributable to increased purchase unit activity due to continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. Equity earnings or losses related to our minority interest in Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Operating EBITDA increased $49 million primarily as a result of the $64 million increase in revenues discussed above, a $22 million increase in equity in earnings mostly related to Guaranteed Rate Affinity as a result of the low mortgage rate environment and higher loan officer count driving an increase in refinancing transactions and improved margins in the venture and $6 million unrealized gain on an investment. These increases were partially offset by a $23 million increase in variable operating costs related to the increase in underwriter revenue with unaffiliated agents discussed above where the revenue and expense are recorded on a gross basis and a $20 million increase in employee and other operating costs due to higher variable costs as a result of higher volume and higher employee incentive accruals.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2021	December 31, 2020	Change
Total assets	$6,894	$6,934	$(40)
Total liabilities	5,097	5,167	(70)
Total equity	1,797	1,767	30
For the three months ended March 31, 2021, total assets decreased $40 million primarily due to:
•a $116 million decrease in cash and cash equivalents;
•a $22 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization; and
•a $9 million decrease in property and equipment,
partially offset by:
•a $89 million increase in other current and non-current assets;
•a $10 million net increase in operating lease assets; and
•a $7 million increase in trade and relocation receivables primarily due to seasonal increases in volume.
Total liabilities decreased $70 million primarily due to:
•a $77 million decrease in accrued expenses and other current liabilities primarily due to the payment of employee-related liabilities in the first quarter of 2021 which were fully accrued as of December 31, 2020, partially offset by accrued interest;
•a $25 million decrease in accounts payable; and
•a $6 million decrease in securitization obligations,
partially offset by:
•a $16 million increase in other non-current liabilities;
•a $16 million increase in deferred tax liabilities; and
•a $6 million increase in operating lease liabilities.
Total equity increased $30 million primarily due to net income of $33 million for the three months ended March 31, 2021 partially offset by a $2 million decrease in additional paid in capital related to the Company's stock-based compensation activity for the three months ended March 31, 2021.
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

We are significantly encumbered by our debt obligations. As of March 31, 2021, our total debt, excluding our securitization obligations, was $3,231 million compared to $3,239 million as of December 31, 2020. Our liquidity position has been and is expected to continue to be negatively impacted by the interest expense on our debt obligations, which could be intensified by a significant increase in LIBOR (or any replacement rate) or ABR.
In January and February 2021, Realogy Group entered into refinancing transactions, including the issuance in the aggregate of $900 million of 5.75% Senior Notes due 2029 (the proceeds of which were used to pay down $250 million of the Term Loan A Facility and $655 million of the Term Loan B Facility) and the amendment of the Senior Secured Credit Agreement and Term Loan A Agreement (the "2021 Amendments"). The 2021 Amendments provide for the extension of the maturity of a portion of the remaining balance of the Term Loan A facility from 2023 to 2025 and the extension of the maturity of a portion of the Revolving Credit Facility from 2023 to 2025, in each case subject to certain earlier springing maturity dates. The 2021 Amendments also reduce the maximum permitted senior secured leverage ratio (the financial covenant under such agreements) under the Senior Secured Credit and Term Loan A Agreements to below the levels that had been permitted under the amendments to the Senior Secured Credit Agreement and Term Loan A Agreement entered into by the Company in July 2020 (the "2020 Amendments"). As was the case under the 2020 Amendments, the revised senior secured leverage ratio will remain in place through the second quarter of 2022, unless earlier terminated by us, and on and after the second quarter of 2022, the senior secured leverage ratio will return to 4.75 to 1.00 (which was the applicable level prior to the effectiveness of the 2020 and 2021 Amendments). See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information. On April 28, 2021, the Company used cash on hand to pay down $150 million of the Term Loan B Facility, reducing the principal amount of that Facility to $240 million.
At March 31, 2021, we were in compliance with the financial covenant in each of the Senior Secured Credit Agreement and the Term Loan A Agreement with a senior secured leverage ratio of 0.64 to 1.00 (as compared to the maximum ratio of 5.25 to 1.00 permitted under the 2021 Amendments for such period) with secured debt (net of readily available cash) of $597 million and trailing four quarters EBITDA calculated on a Pro Forma Basis (as those terms are defined in the Senior Secured Credit Agreement) of $935 million. We believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the next twelve months. For additional information, see below under the header "Financial Obligations—Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures".
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
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year, although the strong recovery in the second half of 2020 resulted in higher than historic operating results and revenues in the fourth quarter of 2020 and first quarter of 2021. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. Consequently, our need to borrow under the Revolving Credit Facility and corresponding debt balances are generally at their highest levels at or around the end of the first quarter of every year.
We may from time to time seek to repurchase our outstanding Unsecured Notes, 7.625% Senior Secured Second Lien Notes or term loans through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
In addition, we are required to pay quarterly amortization payments for the Extended Term Loan A and Term Loan B Facility. Remaining payments for 2021 total $4 million and $8 million for the Extended Term Loan A and Term Loan B Facility, respectively, and we expect payments for 2022 to total $10 million and $11 million for the Extended Term Loan A and Term Loan B Facility, respectively.

We have historically utilized net operating losses to offset the majority of our federal and state income tax payments. Based upon current financial projections, we expect that we will utilize the majority of our remaining net operating losses during 2022.
If the recovery of the residential real estate market were to materially slow or reverse itself, if the economy as a whole does not improve or if the broader real estate industry (including REITs, commercial and rental markets) were to experience a significant downturn, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
Cash Flows
At March 31, 2021, we had $409 million of cash, cash equivalents and restricted cash, a decrease of $114 million compared to the balance of $523 million at December 31, 2020. The following table summarizes our cash flows for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$(37)	$(82)	$45
Investing activities	(32)	(39)	7
Financing activities	(45)	500	(545)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	(1)	1
Net change in cash, cash equivalents and restricted cash	$(114)	$378	$(492)
For the three months ended March 31, 2021, $45 million less cash was used in operating activities compared to the same period in 2020 principally due to:
•$108 million more cash provided by operating results;
•$30 million more cash from dividends received primarily from Guaranteed Rate Affinity; and
•$12 million less cash used for other assets,
partially offset by:
•$94 million more cash used for accounts payable, accrued expenses and other liabilities;
•$6 million less cash provided by the net change in relocation and trade receivables; and
•$5 million more cash used for other operating activities.
For the three months ended March 31, 2021, we used $7 million less cash for investing activities compared to the same period in 2020 primarily due to:
•$6 million less cash used for property and equipment additions; and
•$4 million less cash used for other investing activities,
partially offset by $5 million more cash used for investments in unconsolidated entities.
For the three months ended March 31, 2021, $45 million of cash was used in financing activities compared to $500 million of cash provided by during the same period in 2020. For the three months ended March 31, 2021, $45 million of cash was used as follows:
•$19 million of cash paid as a result of the refinancing transactions in the first quarter of 2021;
•$8 million of tax payments related to net share settlement for stock-based compensation;
•$8 million of other financing payments primarily related to finance leases;
•$7 million net decrease in securitization borrowings; and
•$3 million of quarterly amortization payments on the term loan facilities.
For the three months ended March 31, 2020, $500 million of cash was provided by financing activities related to $565 million of additional borrowings under the Revolving Credit Facility partially offset by:
•$43 million net decrease in securitization borrowings;
•$11 million of other financing payments primarily related to finance leases;
•$7 million of quarterly amortization payments on the term loan facilities; and
•$4 million of tax payments related to net share settlement for stock-based compensation.

Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of March 31, 2021.
LIBOR Transition
LIBOR is the subject of recent national, international and other regulatory guidance and proposals for reform. As a result of concerns about the accuracy of the calculation of LIBOR, a number of British Bankers’ Association member banks entered into settlements with certain regulators and law enforcement agencies with respect to the alleged manipulation of LIBOR, and LIBOR and other "benchmark" rates are subject to ongoing national and international regulatory scrutiny and reform. The cessation date for submission and publication of rates for certain tenors of LIBOR has since been extended by the ICE Benchmark Administration until mid-2023. In response to concerns regarding the future of LIBOR, the United States Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing LIBOR with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities: the Secured Overnight Financing Rate, or "SOFR." We are unable to predict whether SOFR will attain market traction as a LIBOR replacement or the impact of other reforms, whether currently enacted or enacted in the future. Any new benchmark rate, including SOFR, will likely not replicate LIBOR exactly and if future rates based upon a successor rate are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have a material adverse effect on our financial condition and results of operations.
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility and Term Loan B Facility) and the Term Loan A Facility. As of March 31, 2021, we had interest rate swaps based on LIBOR with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
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

Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly. Prior to the 2020 Amendments, the senior secured leverage ratio could not exceed 4.75 to 1.00. Pursuant to the 2021 Amendments, the senior secured leverage ratio financial covenant contained in each of the Senior Secured Credit Agreement and Term Loan A Agreement has been amended to require that Realogy Group maintain a senior secured leverage ratio not to exceed 5.25 to 1.00 commencing with the fourth quarter of 2020 through and including the second quarter of 2021 and thereafter will step down to 5.00 to 1.00 through and including the first quarter of 2022, and will return to 4.75 to 1.00 on and after the second quarter of 2022. As was the case under the 2020 Amendments, we also may elect to end the covenant period under the 2021 Amendments at any time, provided the senior secured leverage ratio does not exceed 4.75 to 1.00 as of the most recently ended quarter for which financial statements have been delivered. In such event, the senior secured leverage ratio will reset to the pre-amendment level of 4.75 to 1.00 thereafter.
The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.625% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2021.
A reconciliation of net (loss) income attributable to Realogy Group to Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended March 31, 2021 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Three Months Ended	Nine Months Ended	Three Months Ended	Twelve Months Ended
	December 31, 2020	March 31, 2020	December 31, 2020	March 31, 2021	March 31, 2021
Net (loss) income attributable to Realogy Group (a)	$(360)	$(462)	$102	$33	$135
Income tax (benefit) expense	(104)	(141)	37	17	54
(Loss) income before income taxes	(464)	(603)	139	50	189
Depreciation and amortization	186	45	141	51	192
Interest expense, net	246	101	145	38	183
Restructuring costs, net	67	12	55	5	60
Impairments	682	477	205	1	206
Former parent legacy cost, net	1	—	1	—	1
Loss on the early extinguishment of debt	8	—	8	17	25
Operating EBITDA (b)	726	32	694	162	856
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)					46
Non-cash charges (d)					24
Pro forma effect of acquisitions and new franchisees (e)					6
Incremental securitization interest costs (f)					3
EBITDA as defined by the Senior Secured Credit Agreement					$935
Total senior secured net debt (g)					$597
Senior secured leverage ratio					0.64	x
_______________
(a)Net (loss) income attributable to Realogy consists of: (i) loss of $14 million for the second quarter of 2020, (ii) income of $98 million for the third quarter of 2020, (iii) income of $18 million for the fourth quarter of 2020 and (iv) income of $33 million for the first quarter of 2021.

(b)Operating EBITDA consists of: (i) $175 million for the second quarter of 2020, (ii) $313 million for the third quarter of 2020, (iii) $206 million for the fourth quarter of 2020 and (iv) $162 million for the first quarter of 2021.
(c)Represents the four-quarter pro forma effect of business optimization initiatives.
(d)Represents the elimination of non-cash expenses including $39 million of stock-based compensation expense less $8 million of other items, $5 million of foreign exchange benefits and $2 million for the change in the allowance for doubtful accounts and notes reserves for the four-quarter period ended March 31, 2021.
(e)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on April 1, 2020. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of April 1, 2020.
(f)Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended March 31, 2021.
(g)Represents total borrowings under the Senior Secured Credit Facility (including the Revolving Credit Facility and Term Loan B Facility) and Term Loan A Facility and borrowings secured by a first priority lien on our assets of $824 million plus $28 million of finance lease obligations less $255 million of readily available cash as of March 31, 2021. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations, 7.625% Senior Secured Second Lien Notes or unsecured indebtedness, including the Unsecured Notes.
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
The consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes for the four-quarter period ended March 31, 2021 is set forth in the following table:

	As of March 31, 2021
Non-extended Revolving Credit Commitment	$—
Extended Revolving Credit Commitment	—
Non-extended Term Loan A	197
Extended Term Loan A	237
Term Loan B	390
7.625% Senior Secured Second Lien Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
5.75% Senior Notes	900
Finance lease obligations	28
Corporate Debt (excluding securitizations)	3,259
Less: Cash and cash equivalents	404
Net Corporate Debt (excluding securitizations)	2,855
Less: Seasonality adjustment (a)	200
Net debt under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	$2,655

EBITDA as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes (b)	$935

Consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	2.8	x

_______________
(a)The indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes provide for a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31. Without this seasonality adjustment, the ratio would have been 3.1x for the quarter ended March 31, 2021.
(b)As set forth in the immediately preceding table, for the four-quarter period ended March 31, 2021, EBITDA, as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
At March 31, 2021 the amount of the Company's cumulative credit under the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes was approximately $471 million. At March 31, 2021, the cumulative credit basket available for restricted payments was approximately $450 million under the indenture governing the 9.375% Senior Notes and approximately $471 million under the indenture governing 7.625% Senior Secured Second Lien Notes.
See Note 4, "Short and Long-Term Debt—Senior Secured Credit Facility and Term Loan A Facility" and "—Unsecured Notes" and "— Senior Secured Second Lien Notes", to the Condensed Consolidated Financial Statements for additional information.
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

Contractual Obligations
The Company's future contractual obligations as of March 31, 2021 have not changed materially from the amounts reported on the "Contractual Obligations Update" table in our 2020 Form 10-K, which included the Company's debt transactions on a pro forma basis that occurred during the first quarter of 2021, as described in Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2020, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,909 million and $705 million, respectively, at March 31, 2021 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares carrying values of the goodwill reporting units and other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2021, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B Facility under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2021, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $824 million, which excludes $100 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at March 31, 2021 was 2.40%. The interest rate with respect to the Term Loan B Facility is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2021 senior secured leverage ratio, the LIBOR margin was 1.75%. At March 31, 2021, the one-month LIBOR rate was 0.11%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $1 million impact on our annual interest expense.
As of March 31, 2021, we had interest rate swaps with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our $824 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $63 million for the fair value of the interest rate swaps at March 31, 2021.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $8 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.

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
Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2021 and for the three-month periods ended March 31, 2021 and 2020 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated May 5, 2021, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 8, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the Company's legal proceedings.
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
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industries and which may generate litigation for the Company.  Examples may include claims associated with RESPA compliance (including, but not limited to, those related to the broker-to-broker exception, marketing agreements or consumer rebates), broker fiduciary duties, multiple listing service practices, sales agent classification, federal and state fair housing laws, consumer lending and debt collection laws, false or fraudulent claims laws, and state laws limiting or prohibiting inducements, cash rebates and gifts to consumers. For example, there is active worker classification litigation in New Jersey against a competing residential real estate brokerage where the plaintiff seeks to reclassify independent sales agents as employees, from which the Company could be impacted if there is an adverse ruling.
The Company also may be impacted by litigation, investigations, claims and regulatory proceedings against companies in other industries. For example, there is current worker classification litigation in New Jersey against an insurance brokerage and an adverse ruling in that case could have an adverse impact on the pending litigation in New Jersey against the competing residential real estate brokerage described above as well as on the New Jersey real estate industry in general. Also, there have been several challenges to the constitutionality and enforceability of a California worker classification statute adopted in 2019 as it applies to other industries, which could potentially result in the statute being found unconstitutional and of no force - which could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in that state. Changes in current legislation, regulations or interpretations that are applicable to the residential real estate service industry may also impact the Company.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 5, 2021
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: May 5, 2021
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description
4.1         Indenture, dated as of January 11, 2021, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.75% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.2         Form of 5.75% Senior Notes due 2029 (included in the 5.75% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.3         Supplemental Indenture No. 1 dated as of February 4, 2021 to the 5.75% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to the Registrants' Current Report on Form 8-K filed on February 4, 2021).
10.1         Tenth Amendment, dated as of January 27, 2021, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on January 27, 2021).
10.2         Fourth Amendment, dated as of January 27, 2021, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on January 27, 2021).
10.3*         Form of Notice of Grant and Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan.
10.4*          Form of Notice of Grant and Performance Share Unit Agreement under the 2018 Long-Term Incentive Plan.
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
32.2*        Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101         The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104        Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.