Form 10-Q
period 2021-06-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2021-08-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 116,584,201 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of August 2, 2021.
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
•"Non-extended Revolving Credit Commitment" and "Extended Revolving Credit Commitment" each refer to the applicable portion of the revolving credit facility under the Senior Secured Credit Facility and are referred to collectively as the "Revolving Credit Facility;"
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
•"7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025; and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.
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
The following include some, but not all, of the risks and uncertainties that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to factors that impact homesale transaction volume, such as:
◦continued or accelerated declines in inventory or a decline in the number of home sales;
◦increases in mortgage rates or inflation or tightened mortgage underwriting standards;

◦changes in consumer preferences, including weakening in the consumer trends that have benefited us since the second half of 2020;
◦reductions in housing affordability, as a result of inflation, increases in average homesale price or otherwise; and
◦stagnant or declining home prices;
•Likewise, we are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, which could include, but are not limited to:
◦contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors (including potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise); and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment and tax reform;
•The impact of evolving competitive and consumer dynamics, which could include, but are not limited to:
◦continued erosion of the broker's share of the commission income generated by homesale transactions and the continued rise of the sales agent’s share of such commissions;
◦our ability to compete against non-traditional competitors, including but not limited to, iBuying and home swap business models and virtual brokerages, in particular those competitors with access to significant third-party capital that may prioritize market share over profitability; and
◦meaningful decreases in the average broker commission rate;
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
◦compete for real estate services business, including homesale transactions and title underwriting, title and settlement, mortgage origination, relocation and lead generation services;
◦develop or procure products, services and technology that support our strategic initiatives;
◦realize the expected benefits from our non-exclusive mortgage origination joint venture, our RealSure joint venture, or from other existing or future strategic partnerships;
◦achieve or maintain a beneficial cost structure or savings and other benefits from our cost-saving initiatives;
◦generate a meaningful number of high-quality leads for independent sales agents and franchisees; and
◦complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures or other corporate transactions;
•The COVID-19 crisis has in the past, and may again (due to the impact of virus mutations or otherwise), amplify risks to our business, and worsening economic consequences of the crisis or the reinstatement of significant limitations on normal business operations could have a material adverse effect on our profitability, liquidity, financial condition and results of operations;
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
◦continued reductions in corporate relocations or relocation benefits or in refinancing activity;
◦the failure of third-party vendors or partners to perform as expected or our failure to adequately monitor such third-parties; and
◦our reliance on information technology to operate our business and maintain our competitiveness;

•Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, which may have a material adverse effect on our results of operations and financial condition;
•Industry structure changes—as a result of new laws, regulations, administrative policies or guidance, litigation or other legal action (such as investigations and regulatory proceedings), the rules of multiple listing services ("MLSs") or the National Association of Realtors ("NAR") or otherwise—that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results;
•We are subject to numerous risks related to our substantial indebtedness that could adversely limit our operations and/or adversely impact our liquidity, including but not limited to our interest obligations and the negative covenant restrictions contained in our debt agreements and our ability to refinance or repay our indebtedness or incur additional indebtedness;
•We are subject to risks related to the issuance of the Exchangeable Senior Notes and exchangeable note hedge and warrant transactions, including the potential impact on the value of our common stock and counterparty risk with respect to the exchangeable note hedge transactions;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2020 (the "2020 Form 10-K"), particularly under the captions "Forward-Looking Statements," "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Legal Proceedings". Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of June 30, 2021, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of June 30, 2021, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and six-month periods ended June 30, 2021 and 2020, and of cash flows for the six-month periods ended June 30, 2021 and 2020, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2021

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Revenues
Gross commission income	$1,773	$919	$2,927	$1,769
Service revenue	314	219	563	421
Franchise fees	147	85	252	156
Other	42	32	81	77
Net revenues	2,276	1,255	3,823	2,423
Expenses
Commission and other agent-related costs	1,373	685	2,258	1,315
Operating	422	320	806	688
Marketing	66	41	124	100
General and administrative	114	69	204	157
Former parent legacy cost, net	1	—	1	—
Restructuring costs, net	5	18	10	30
Impairments	1	63	2	540
Depreciation and amortization	51	46	102	91
Interest expense, net	57	59	95	160
Loss on the early extinguishment of debt	1	8	18	8
Other income, net	(16)	—	(18)	—
Total expenses	2,075	1,309	3,602	3,089
Income (loss) before income taxes, equity in earnings and noncontrolling interests	201	(54)	221	(666)
Income tax expense (benefit)	60	(5)	77	(146)
Equity in earnings of unconsolidated entities	(10)	(36)	(41)	(45)
Net income (loss)	151	(13)	185	(475)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(3)	(1)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$149	$(14)	$182	$(476)

Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$1.28	$(0.12)	$1.57	$(4.14)
Diluted earnings (loss) per share	$1.25	$(0.12)	$1.52	$(4.14)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	116.5	115.4	116.2	115.0
Diluted	119.3	115.4	119.4	115.0

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$151	$(13)	$185	$(475)
Currency translation adjustment	—	1	(1)	(1)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	1	—	2	1
Other comprehensive income, before tax	1	1	1	—
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive income, net of tax	1	1	1	—
Comprehensive income (loss)	152	(12)	186	(475)
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(3)	(1)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$150	$(13)	$183	$(476)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$859	$520
Restricted cash	7	3
Trade receivables (net of allowance for doubtful accounts of $11 and $13)	145	128
Relocation receivables	206	139
Other current assets	207	154
Total current assets	1,424	944
Property and equipment, net	304	317
Operating lease assets, net	453	450
Goodwill	2,899	2,910
Trademarks	685	685
Franchise agreements, net	1,054	1,088
Other intangibles, net	181	188
Other non-current assets	407	352
Total assets	$7,407	$6,934
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$124	$128
Securitization obligations	147	106
Current portion of long-term debt	18	62
Current portion of operating lease liabilities	125	129
Accrued expenses and other current liabilities	565	600
Total current liabilities	979	1,025
Long-term debt	3,357	3,145
Long-term operating lease liabilities	428	430
Deferred income taxes	343	276
Other non-current liabilities	294	291
Total liabilities	5,401	5,167
Commitments and contingencies (Note 8)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 116,566,078 shares issued and outstanding at June 30, 2021 and 115,457,067 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	4,932	4,876
Accumulated deficit	(2,873)	(3,055)
Accumulated other comprehensive loss	(58)	(59)
Total stockholders' equity	2,002	1,763
Noncontrolling interests	4	4
Total equity	2,006	1,767
Total liabilities and equity	$7,407	$6,934
See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$185	$(475)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	102	91
Deferred income taxes	65	(141)
Impairments	2	540
Amortization of deferred financing costs and debt discount (premium)	6	5
Loss on the early extinguishment of debt	18	8
Gain on the sale of a business	(15)	—
Equity in earnings of unconsolidated entities	(41)	(45)
Stock-based compensation	14	10
Mark-to-market adjustments on derivatives	(7)	59
Other adjustments to net income (loss)	(2)	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(14)	(3)
Relocation receivables	(67)	11
Other assets	(14)	(8)
Accounts payable, accrued expenses and other liabilities	(63)	(29)
Dividends received from unconsolidated entities	38	22
Other, net	(21)	(12)
Net cash provided by operating activities	186	33
Investing Activities
Property and equipment additions	(50)	(49)
Proceeds from the sale of business	15	—
Investment in unconsolidated entities	(7)	(2)
Other, net	(9)	(12)
Net cash used in investing activities	(51)	(63)
Financing Activities
Net change in Revolving Credit Facility	—	625
Payments for refinancing of Term Loan A Facility and Term Loan B Facility	(1,055)	—
Proceeds from issuance of Senior Notes	905	—
Proceeds from issuance of Senior Secured Second Lien Notes	—	550
Redemption of Senior Notes	—	(550)
Proceeds from issuance of Exchangeable Senior Notes	403	—
Payments for purchase of Exchangeable Senior Notes hedge transactions	(67)	—
Proceeds from issuance of Exchangeable Senior Notes warrant transactions	46	—
Amortization payments on term loan facilities	(6)	(19)
Net change in securitization obligations	40	(92)
Debt issuance costs	(20)	(8)
Cash paid for fees associated with early extinguishment of debt	(11)	(7)
Taxes paid related to net share settlement for stock-based compensation	(9)	(5)
Other, net	(18)	(26)
Net cash provided by financing activities	208	468
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	343	438
Cash, cash equivalents and restricted cash, beginning of period	523	266
Cash, cash equivalents and restricted cash, end of period	$866	$704

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $2 and $3 respectively)	$83	$105
Income tax payments, net	13	—
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of June 30, 2021 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2021 and 2020 and cash flows for the six months ended June 30, 2021 and 2020. The Consolidated Balance Sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following table summarizes fair value measurements by level at June 30, 2021 for assets and liabilities measured at fair value on a recurring basis:

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2020	$3
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at June 30, 2021	$3

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2021		December 31, 2020
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Non-extended Revolving Credit Commitment	$—	$—	$—	$—
Extended Revolving Credit Commitment	—	—	—	—
Term Loan B	237	237	1,048	1,032
Term Loan A Facility:
Non-extended Term Loan A	197	189	684	671
Extended Term Loan A	236	227	—	—
7.625% Senior Secured Second Lien Notes	550	597	550	595
4.875% Senior Notes	407	424	407	415
9.375% Senior Notes	550	611	550	609
5.75% Senior Notes	900	941	—	—
0.25% Exchangeable Senior Notes	403	409	—	—
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At June 30, 2021 and December 31, 2020, the Company had various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets.
The Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity") at Realogy Title Group had investment balances of $92 million and $90 million at June 30, 2021 and December 31, 2020, respectively. For the three months ended June 30, 2021 and 2020, the Company recorded equity earnings of $8 million and $35 million, respectively, related to its investment in Guaranteed Rate Affinity. For the six months ended June 30, 2021 and 2020, the Company recorded equity earnings of $38 million and $44 million, respectively, related to its investment in Guaranteed Rate Affinity. The Company received $35 million and $20 million in cash dividends from Guaranteed Rate Affinity during the six months ended June 30, 2021 and 2020, respectively.
The Company's other equity method investments had investment balances totaling $14 million and $10 million at June 30, 2021 and December 31, 2020, respectively. The Company recorded $2 million and $1 million equity earnings from the operations of these equity method investments for the three months ended June 30, 2021 and 2020, respectively. The Company recorded $3 million and $1 million equity earnings from the operations of these equity method investments for the six months ended June 30, 2021 and 2020, respectively. The Company received $3 million and $2 million in cash dividends from these equity method investments during the six months ended June 30, 2021 and 2020, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $60 million and a benefit of $5 million for the three months ended June 30, 2021 and 2020, respectively, and an expense of $77 million and a benefit of $146 million for the six months ended June 30, 2021 and 2020, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of June 30, 2021, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Interest rate swap contracts	Other non-current liabilities	63	81
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss or (Gain) Recognized for Derivative Instruments	Loss or (Gain) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2021	2020	2021	2020
Interest rate swap contracts	Interest expense	$6	$8	$(7)	$59
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

	Three Months Ended June 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross commission income (a)	$—	$—	$1,773	$919	$—	$—	$—	$—	$1,773	$919
Service revenue (b)	60	61	8	4	246	154	—	—	314	219
Franchise fees (c)	259	148	—	—	—	—	(112)	(63)	147	85
Other (d)	28	18	10	10	9	6	(5)	(2)	42	32
Net revenues	$347	$227	$1,791	$933	$255	$160	$(117)	$(65)	$2,276	$1,255

	Six Months Ended June 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross commission income (a)	$—	$—	$2,927	$1,769	$—	$—	$—	$—	$2,927	$1,769
Service revenue (b)	107	125	15	9	441	287	—	—	563	421
Franchise fees (c)	440	275	—	—	—	—	(188)	(119)	252	156
Other (d)	54	47	20	24	15	10	(8)	(4)	81	77
Net revenues	$601	$447	$2,962	$1,802	$456	$297	$(196)	$(123)	$3,823	$2,423
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

The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2021	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2021
Realogy Franchise Group:
Deferred area development fees (a)	$43	$1	$(3)	$41
Deferred brand marketing fund fees (b)	14	51	(46)	19
Deferred outsourcing management fees (c)	3	21	(18)	6
Other deferred income related to revenue contracts	10	17	(16)	11
Total Realogy Franchise Group	70	90	(83)	77
Realogy Brokerage Group:
Advanced commissions related to development business (d)	9	1	—	10
Other deferred income related to revenue contracts	3	2	(2)	3
Total Realogy Brokerage Group	12	3	(2)	13
Total	$82	$93	$(85)	$90
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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $3 million and $7 million during the six months ended June 30, 2021 and 2020, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
Other than the Company's facility closures as described in Note 5, "Restructuring Costs," the Company's lease obligations as of June 30, 2021 have not changed materially from the amounts reported in our 2020 Form 10-K.
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
The FASB issued its new standard on Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for instruments with characteristics of liabilities and equity, including convertible debt. The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock resulting in fewer embedded conversion features being separately recognized from the host contract and the interest rate of more convertible debt instruments being closer to the coupon interest rate, as compared with current guidance. The new standard also amends the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. In addition, the standard changes the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard is effective for reporting periods beginning on or after December 15, 2021 and permits the use of either the modified retrospective or fully retrospective method of transition. The Company is currently evaluating the impact and transition method on the Company's financial statements.
2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at December 31, 2020	$2,509	$245	$156	$2,910
Goodwill acquired (a)	—	—	2	2
Goodwill reduction for sale of a business (b)	(3)	(10)	—	(13)
Balance at June 30, 2021	$2,506	$235	$158	$2,899

Accumulated impairment losses (c)	$1,447	$808	$324	$2,579
_______________
(a)Goodwill acquired during the six months ended June 30, 2021 relates to the acquisition of one title and settlement operation.
(b)Goodwill reduction relates to the sale of a relocation-related business during the first quarter of 2021 and the sale of a business at Realogy Brokerage Group during the second quarter of 2021.
(c)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of June 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$956	$1,054	$2,010	$922	$1,088
Indefinite life—Trademarks (b)	$685		$685	$685		$685
Other Intangibles
Amortizable—License agreements (c)	$45	$13	$32	$45	$13	$32
Amortizable—Customer relationships (d)	456	334	122	509	376	133
Indefinite life—Title plant shares (e)	25		25	20		20
Amortizable—Other (f)	14	12	2	14	11	3
Total Other Intangibles	$540	$359	$181	$588	$400	$188

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
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Franchise agreements	$17	$17	$34	$34
Customer relationships	5	—	11	1
Other	1	1	1	2
Total	$23	$18	$46	$37
Based on the Company’s amortizable intangible assets as of June 30, 2021, the Company expects related amortization expense for the remainder of 2021, the four succeeding years and thereafter to be approximately $46 million, $90 million, $89 million, $89 million, $89 million and $807 million, respectively.
3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2021	December 31, 2020
Accrued payroll and related employee costs	$185	$239
Advances from clients	32	65
Accrued volume incentives	37	46
Accrued commissions	60	48
Restructuring accruals	13	16
Deferred income	57	46
Accrued interest	43	18
Current portion of finance lease liabilities	12	13
Due to former parent	19	19
Other	107	90
Total accrued expenses and other current liabilities	$565	$600

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2021	December 31, 2020
Senior Secured Credit Facility:
Non-extended Revolving Credit Commitment	$—	$—
Extended Revolving Credit Commitment	—	—
Term Loan B	235	1,036
Term Loan A Facility:
Non-extended Term Loan A	196	681
Extended Term Loan A	235	—
7.625% Senior Secured Second Lien Notes	541	540
4.875% Senior Notes	406	406
9.375% Senior Notes	544	544
5.75% Senior Notes	898	—
0.25% Exchangeable Senior Notes	320	—
Total Short-Term & Long-Term Debt	$3,375	$3,207
Securitization Obligations:
Apple Ridge Funding LLC	$145	$102
Cartus Financing Limited	2	4
Total Securitization Obligations	$147	$106
Indebtedness Table
As of June 30, 2021, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility (1):
Non-extended Revolving Credit Commitment	(2)	February 2023	$—	$ *	$—
Extended Revolving Credit Commitment	(2)	February 2025 (3)	—	*	—
Term Loan B	(4)	February 2025	237	2	235
Term Loan A Facility (5):
Non-extended Term Loan A	(6)	February 2023	197	1	196
Extended Term Loan A	(7)	February 2025 (3)	236	1	235
Senior Secured Second Lien Notes (8)	7.625%	June 2025	550	9	541
Senior Notes (8)	4.875%	June 2023	407	1	406
Senior Notes (8)	9.375%	April 2027	550	6	544
Senior Notes (8)	5.75%	January 2029	900	2	898
Exchangeable Senior Notes	0.25%	June 2026	403	83	320
Total Short-Term & Long-Term Debt			$3,480	$105	$3,375
Securitization obligations: (9)
Apple Ridge Funding LLC (10)		June 2022	$145	$ *	$145
Cartus Financing Limited (11)		August 2021	2	*	2
Total Securitization Obligations			$147	$—	$147
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)The available capacity under the Non-extended Revolving Credit Commitment is $477 million, while the available capacity under the Extended Revolving Credit Commitment is $948 million. As of June 30, 2021, there were no outstanding borrowings under either the Non-extended Revolving Credit Commitment or Extended Revolving Credit Commitment and $42 million of outstanding undrawn letters of credit. The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to earlier spring maturity described in footnote (3), the Extended Revolving Credit Commitment expires in February 2025, but in each instance, amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities. On August 2, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at June 30, 2021 were based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2021.
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
(4)In January and February 2021, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $655 million of outstanding borrowings under the Term Loan B Facility. In April 2021, the Company used cash on hand to pay down $150 million of outstanding borrowings under the Term Loan B Facility. The Term Loan B Facility provides for quarterly amortization payments totaling 1% per annum of the $1,080 million original principal amount. The interest rate with respect to term loans under the Term Loan B Facility is based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).
(5)In January 2021, prior to the effective date of the 2021 Amendments, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $250 million of outstanding borrowings under the Term Loan A Facility. The interest rates with respect to each of the Non-extended Term Loan A and Extended Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2021.
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
(8)Realogy Group may redeem all or a portion of the Unsecured Notes or 7.625% Senior Secured Second Lien Notes, as applicable, at the redemption price set forth in the applicable indenture governing such notes, commencing on the following dates:

Date
7.625% Senior Secured Second Lien Notes	June 15, 2022
4.875% Senior Notes	March 1, 2023
9.375% Senior Notes	April 1, 2022
5.75% Senior Notes	January 15, 2024
Prior to the dates noted above, Realogy Group may redeem the applicable notes at their option, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes redeemed plus a "make-whole" premium as set forth in the applicable indenture governing such notes. In addition, prior to the dates noted above, we may redeem up to 40% of the notes (other than the 4.875% Senior Notes) from the proceeds of certain equity offerings as set forth in the applicable indenture governing such notes. See below under the header "Exchangeable Senior Notes" for information on certain redemption features of the Exchangeable Senior Notes.
(9)Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations.
(10)In June 2021, Realogy Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2022. As of June 30, 2021, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $55 million of available capacity.
(11)Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of June 30, 2021, the Company had $21 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $19 million of available capacity.

Maturities Table
As of June 30, 2021, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2021 and each of the next four years is as follows:

Year	Amount
Remaining 2021 (a)	$8
2022	21
2023	631
2024	33
2025	934
_______________
(a)Remaining 2021 includes amortization payments totaling $3 million and $5 million for the Extended Term Loan A and Term Loan B Facility, respectively. The current portion of long-term debt of $18 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments totaling $7 million and $11 million for the Extended Term Loan A and Term Loan B Facility, respectively.
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
In January 2021, the Company repaid $250 million of outstanding borrowings under the Term Loan A Facility and $655 million of outstanding borrowings under the Term Loan B Facility using proceeds from its January and February 2021 issuances of $900 million 5.75% Senior Notes due 2029. In April 2021, the Company used cash on hand to pay down $150 million of outstanding borrowings under the Term Loan B Facility.
In January 2021, Realogy Group entered into amendments to the Senior Secured Credit Agreement, referred to collectively herein as the "2021 Amendments", which among other things:
•extend the maturity for approximately $237 million of the approximately $434 million outstanding loans under the Term Loan A Facility (the "Extended Term Loan A") after giving effect to the application of the proceeds of the 5.75% Senior Notes offering, from February 2023 to February 2025, subject to the following:
◦if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Extended Term Loan A will be March 2, 2023; and
◦if on or before November 9, 2024, the Term Loan B Facility under the Senior Secured Credit Agreement is not extended, refinanced or replaced to have a maturity date after May 10, 2025 (or otherwise repaid prior to November 9, 2024), the maturity date of the Extended Term Loan A will be November 9, 2024; and
•extend the maturity of approximately $948 million of the $1,425 million in commitments under the Revolving Credit Facility (the "Extended Revolving Credit Commitment") from February 2023 to February 2025, subject to the earlier springing maturity dates applicable to the Extended Term Loan A described above.
The 2021 Amendments also made certain modifications to the Senior Secured Credit Agreement and Term Loan A Agreement, including amendments that tightened certain covenants in the Senior Secured Credit Agreement and Term Loan A Agreement and reduced the maximum permitted senior secured leverage ratio (the financial covenant under such agreements) for the applicable trailing twelve-month period to below the levels that had been permitted under the amendments to the Senior Secured Credit Agreement and Term Loan A Agreement that Realogy Group entered into in July 2020 (referred to collectively herein as the "2020 Amendments"). These modifications were to remain in place for the periods specified in the 2021 Amendments, unless terminated earlier by Realogy Group at its election. In June 2021, Realogy Group elected to terminate the covenant relief period and, accordingly, the senior secured leverage ratio reset to the pre-amendment level of 4.75 to 1.00 for the trailing twelve-month period ended June 30, 2021 and future periods and the other covenants that had been tightened under the 2021 Amendments and 2020 Amendments returned to the pre-amendment levels.
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
Realogy Group's Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Realogy Group maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the securitization obligations, 7.625% Senior Secured Second Lien Notes, or our unsecured indebtedness, including the Unsecured Notes and the Exchangeable Senior Notes. At June 30, 2021, Realogy Group was in compliance with the senior secured leverage ratio covenant. For the calculation of the senior secured leverage ratio for the second quarter of 2021, see Part I., "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility".
Term Loan A Facility
The term loans under the Term Loan A Facility were originally $750 million and include the Non-extended Term Loan A due February 2023 and the Extended Term Loan A due February 2025, subject to earlier spring maturity described above. The Extended Term Loan A provides for quarterly amortization based on a percentage of the principal amount of $237 million, commencing with the quarter ending June 30, 2021, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025. No amortization payments are required on the Non-extended Term Loan A.

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
Exchangeable Senior Notes
In June 2021, Realogy Group issued an aggregate principal amount of $403 million of 0.25% Exchangeable Senior Notes due 2026. The Company used a portion of the net proceeds from this offering to pay the cost of the exchangeable note hedge transactions described below (with such cost partially offset by the proceeds to the Company from the sale of the warrants pursuant to the warrant transactions described below). The Company expects to use the remaining net proceeds for its working capital and other general corporate purposes.
The Exchangeable Senior Notes are unsecured senior obligations of Realogy Group that mature on June 15, 2026. Interest on the Exchangeable Senior Notes is payable each year semiannually on June 15 and December 15 (commencing on December 15, 2021).
The Exchangeable Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Realogy Group's outstanding debt securities and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
Before March 15, 2026, noteholders will have the right to exchange their Exchangeable Senior Notes upon the occurrence of certain events described in the indenture governing the notes. On or after March 15, 2026, noteholders may exchange their Exchangeable Senior Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date of the notes.
Upon exchange, Realogy Group will pay cash up to the aggregate principal amount of the Exchangeable Senior Notes to be exchanged and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at Realogy Group's election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Senior Notes being exchanged.
The initial exchange rate for Exchangeable Senior Notes is 40.8397 shares of the Company’s common stock per $1,000 principal amount of notes (which represents an initial exchange price of approximately $24.49 per share of the Company’s common stock). The exchange rate and exchange price of the Exchangeable Senior Notes are subject to customary adjustments upon the occurrence of certain events. In addition, if a “Make-Whole Fundamental Change” (as defined in the indenture governing the Exchangeable Senior Notes) occurs, then the exchange rate of the Exchangeable Senior Notes will, in certain circumstances, be increased for a specified period of time. Initially, a maximum of approximately 23,013,139 shares of the Company’s common stock may be issued upon the exchange of the Exchangeable Senior Notes, based on the initial maximum exchange rate of 57.1755 shares of the Company’s common stock per $1,000 principal amount of notes, which is subject to customary anti-dilution adjustment provisions.
The Exchangeable Senior Notes will be redeemable, in whole or in part (subject to a partial redemption limitation described in the indenture governing the notes), at Realogy Group's option at any time, and from time to time, on or after June 20, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date it sends the related redemption notice; and (2) the trading day immediately before the date it sends such notice. In addition, calling any Exchangeable Senior Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that note, in which case the exchange rate applicable to the exchange of that note will be increased in certain circumstances if it is exchanged with an exchange date occurring during the period from, and including, the date Realogy Group sends the redemption notice to, and including, the second business day immediately before the related redemption date.
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Exchangeable Senior Notes) of the Company occur, then noteholders may require Realogy Group to repurchase their Exchangeable Senior Notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes, among other things, certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
The indenture governing the Exchangeable Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Exchangeable Senior Notes to become or to be declared due and payable.
Exchangeable debt instruments that may be settled in cash are required to be separated into liability and equity components. The allocation to the liability component is based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance on June 2, 2021, the Company allocated $319 million to the debt liability and $53 million to additional paid in capital.
The difference between the principal amount of the Exchangeable Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Exchangeable Senior Notes using an effective interest rate of 4.375%. The Company recognized non-cash interest expense of $1 million, related to the Exchangeable Senior Notes in the second quarter of 2021.
The Exchangeable Senior Notes consisted of the following components as of June 30, 2021:

June 30, 2021
Liability component:
Principal	$403
Less: debt discount and issuance costs, net of amortization	83
Net carrying amount	$320

Equity component: (*)	$53
_______________
(*)     Included in additional paid-in capital on the consolidated balance sheets.
Exchangeable Note Hedge and Warrant Transactions
In connection with the pricing of the Exchangeable Senior Notes (and with the exercise by the initial purchasers of the notes to purchase additional notes), Realogy Group entered into exchangeable note hedge transactions with certain counterparties (the "Option Counterparties"). The exchangeable note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Senior Notes, the number of shares of the Company’s common stock underlying the Notes. The total cost of such exchangeable note hedge transactions was $67 million.
Concurrently with Realogy Group entering into the exchangeable note hedge transactions, the Company entered into warrant transactions with the Option Counterparties whereby the Company sold to the Option Counterparties warrants to purchase, subject to customary adjustments, up to the same number of shares of the Company’s common stock. The initial strike price of the warrant transactions is $30.6075 per share. The Company received $46 million in cash proceeds from the sale of these warrant transactions.

Taken together, the purchase of such exchangeable note hedges and the sale of such warrants are intended to offset (in whole or in part) any potential dilution and/or cash payments upon the exchange of the Exchangeable Senior Notes, and to effectively increase the overall exchange price from $24.49 to $30.6075 per share.
At issuance, the Company recorded a deferred tax liability of $20 million related to the Exchangeable Senior Notes debt discount and a deferred tax asset of $18 million related to the exchangeable note hedge transactions. The deferred tax liability and deferred tax asset are recorded net within deferred income taxes in the unaudited consolidated balance sheets.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2022. As of June 30, 2021, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $145 million being utilized, leaving $55 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility which expires in August 2021. As of June 30, 2021, there were $2 million of outstanding borrowings under the facilities leaving $19 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $201 million and $135 million of underlying relocation receivables and other related relocation assets at June 30, 2021 and December 31, 2020, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million for both the three months ended June 30, 2021 and 2020, as well as $2 million and $3 million for the six months ended June 30, 2021 and 2020, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.6% and 3.8% for the six months ended June 30, 2021 and 2020, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in January and February 2021 and pay down of $150 million of outstanding borrowings under the Term Loan B Facility in April 2021, the Company recorded losses on the early extinguishment of debt of $18 million and wrote off certain financing costs of $1 million to interest expense during the six months ended June 30, 2021.

During the six months ended June 30, 2020 the Company recorded a loss on the early extinguishment of debt of $8 million as a result of the refinancing transactions in June 2020.
5.    RESTRUCTURING COSTS
Restructuring charges were $5 million and $10 million for the three and six months ended June 30, 2021, respectively, and $18 million and $30 million for the three and six months ended June 30, 2020, respectively. The components of the restructuring charges for the three and six months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Personnel-related costs (1)	$2	$5	$4	$8
Facility-related costs (2)	3	13	6	22
Total restructuring charges	$5	$18	$10	$30
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
As a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment in mid-March 2020 and has worked to comply with state and local regulators to ensure safe working conditions. Many of the Company's employees continued to work remotely on a full-time or hybrid basis. This transition to remote work has allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented in the second half of 2020 and additional facility initiatives are expected in 2021.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2020	$5	$22	$27
Restructuring charges (1)	4	6	10
Costs paid or otherwise settled	(6)	(9)	(15)
Balance at June 30, 2021	$3	$19	$22
_______________
(1)In addition, the Company incurred an additional $1 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the six months ended June 30, 2021.

The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred (1)	Amount incurred to date	Total amount remaining to be incurred (1)
Personnel-related costs	$57	$54	$3
Facility-related costs	108	67	41
Other restructuring costs	1	1	—
Total	$166	$122	$44
_______________
(1)Facility-related costs include potential lease asset impairments to be incurred under the Facility and Operational Efficiencies Program.
The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Realogy Franchise Group	$32	$31	$1
Realogy Brokerage Group	82	64	18
Realogy Title Group	6	6	—
Corporate and Other	46	21	25
Total	$166	$122	$44
6.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2021	116.4	$1	$4,874	$(3,022)	$(59)	$3	$1,797
Net income	—	—	—	149	—	2	151
Other comprehensive income	—	—	—	—	1	—	1
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	0.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	—	—	(1)	—	—	—	(1)
Dividends	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	116.6	$1	$4,932	$(2,873)	$(58)	$4	$2,006

	Three Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2020	115.3	$1	$4,844	$(3,157)	$(57)	$3	$1,634
Net (loss) income	—	—	—	(14)	—	1	(13)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	—	—	(1)	—	—	—	(1)
Balance at June 30, 2020	115.4	$1	$4,847	$(3,171)	$(56)	$4	$1,625

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	182	—	3	185
Other comprehensive income	—	—	—	—	1	—	1
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	14	—	—	—	14
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(9)	—	—	—	(9)
Dividends	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	116.6	$1	$4,932	$(2,873)	$(58)	$4	$2,006

	Six Months Ended June 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(476)	—	1	(475)
Stock-based compensation	—	—	10	—	—	—	10
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(5)	—	—	—	(5)
Dividends	—	—	—	—	—	(1)	(1)
Balance at June 30, 2020	115.4	$1	$4,847	$(3,171)	$(56)	$4	$1,625
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
7.    EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings (loss) per common share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per common share is computed based on the weighted average number of shares of common stock outstanding, plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include shares the Company could be obligated to issue from its Exchangeable Senior Notes and warrants (see Note 4. "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for further discussion) and unvested stock-based awards. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Realogy Holdings shareholders	$149	$(14)	$182	$(476)
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	116.5	115.4	116.2	115.0
Dilutive effect of stock-based compensation	2.8	—	3.2	—
Dilutive effect of Exchangeable Senior Notes and warrants	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	119.3	115.4	119.4	115.0
Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$1.28	$(0.12)	$1.57	$(4.14)
Diluted earnings (loss) per share	$1.25	$(0.12)	$1.52	$(4.14)
The three and six months ended June 30, 2021 exclude 4.7 million and 4.4 million shares, respectively, of common stock issuable for incentive equity awards, which include performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The Company was in a net loss position for the three and six months ended June 30, 2020 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. Shares to be provided to the Company from the exchangeable note hedge transactions purchased concurrently with its issuance of Exchangeable Senior Notes are anti-dilutive and are not included in its diluted shares.
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
•that independent residential real estate sales agents engaged by Realogy Brokerage Group or by affiliated franchisees—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against Realogy Brokerage Group for breach of contract, wage and hour classification claims, wrongful discharge, unemployment and workers' compensation and could seek benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees or make similar claims against Realogy Franchise Group as an alleged joint employer of an affiliated franchisee’s independent sales agents;
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
In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff's amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. In January 2021, the plaintiff filed a notice of appeal of the Court’s order granting the demurrer and filed its brief in support of the appeal on June 28, 2021. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.

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
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. In October 2019, the Department of Justice ("DOJ") filed a statement of interest for this matter, in their words “to correct the inaccurate portrayal, by defendant The National Association of Realtors (‘NAR’), of a 2008 consent decree between the United States and NAR.” A motion to appoint lead counsel in the case was granted on an interim basis by the Court in May 2020. In October 2020, the Court denied the separate motions to dismiss filed in August 2019 by each of NAR and the Company (together with the other defendants named in the amended Moehrl complaint). Discovery between the plaintiffs and defendants is ongoing.
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Moehrl litigation. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On August 22, 2019, the Court denied defendants' motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois and on October 16, 2019, denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the DOJ filed a statement of interest and appearances for this matter for the same purpose stated in the Moehrl matter. In July 2020, the DOJ requested the Company provide it with all materials produced for Sitzer, with such request related to and preceding the subsequent civil lawsuit filed and related settlement agreement between the DOJ and NAR in November 2020. In July 2021, the DOJ filed a notice of withdrawal of consent to its November 2020 proposed settlement with NAR and submitted an additional request to the Company for any supplemental materials produced in Sitzer. Plaintiffs filed their motion for class certification on May 24, 2021 and on June 30, 2021, filed a second amended complaint limiting the class definition to home sellers who used a listing broker affiliated with one of the defendants, among other things. Discovery between the plaintiffs and defendants is ongoing.
Leeder v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division). In this putative class action filed on January 25, 2021, the plaintiff takes issue with certain NAR policies, including those related to buyer broker compensation at issue in the Moehrl and Sitzer matters as well as those at issue in the 2020 settlement between the DOJ and NAR, but claims the alleged conspiracy has harmed buyers (instead of sellers). The plaintiff alleges that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and were unjustly enriched, and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The Company (together with the other companies named in the complaint) filed a motion to dismiss the complaint on April 20, 2021 and, on June 4, 2021, the plaintiff filed his opposition to which the defendants replied on July 6, 2021.

Conti v. San Francisco Association of Realtors, National Association of Realtors, Greater San Diego Association of Realtors, Realogy Holdings Corp., Compass SF I, Inc., Sotheby’s International Realty, Homeservices of America, Inc., Rodeo Realty, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of California San Francisco Division). In this putative class action filed on March 19, 2021, the plaintiff raises claims regarding the NAR policies and rules similar to those at issue in the Leeder matter, alleging violations of the Sherman Act, the California Cartwright Act, the California Unfair Competition Law as well as unjust enrichment claims. The plaintiff seeks a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. On May 27, 2021, the plaintiff filed a notice of voluntary dismissal without prejudice.
Rubenstein, Nolan v. The National Association of Realtors, Realogy Holdings Corp., Coldwell Banker, Sotheby’s Investment Realty, and Homeservices of America, Inc. (U.S. District Court for the District of Connecticut). In this putative class action, the plaintiffs take issue with the same NAR policies related to buyer broker compensation at issue in the Moehrl and Sitzer matters, but claim the alleged conspiracy has harmed buyers (instead of sellers) and is a federal racketeering violation (instead of a violation of federal antitrust law). In October 2020, the plaintiffs filed a statement with the Court outlining the alleged racketeering violations. The Company filed its motion to dismiss the amended complaint in November 2020 and in January 2021, the plaintiffs filed their objections and opposition. In January 2021, the Court granted defendants’ motion to stay discovery pending its determination of the pending motion to dismiss. On July 26, 2021, the Court dismissed this action with prejudice.
Bauman, Bauman and Nosalek v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020, wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl, Sitzer and Rubenstein matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service that is owned by realtors, including in part by one of Realogy’s company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The Company (together with the other companies named in the complaint) filed a motion to dismiss the complaint in March 2021 and, on April 15, 2021, the plaintiffs filed their opposition to which the defendants replied on May 17, 2021.
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
* * *
Company-Initiated Litigation
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass") alleging misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and

aiding and abetting breach of contract. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. The Company subsequently amended its complaint (which, among other things, withdrew the count for aiding and abetting breach of contract and added a count for defamation). Beginning in September 2019, Compass filed a series of motions, which the Company opposed, including a motion to dismiss and a motion to compel arbitration with respect to certain claims involving Corcoran. In June 2020, having previously denied certain portions of Compass’ motion to dismiss, the Court denied the balance of the motion to dismiss, and denied as moot Compass’ motion to compel arbitration, granting the Company leave to amend the allegations in its complaint that relate to Corcoran’s exclusive listings in order to clarify the claims and damages sought in the action. The Company filed its amended complaint in July 2020. In December 2020, the Court denied a motion to compel arbitration filed by Compass in September 2020 with respect to certain claims in the Company's amended complaint concerning or purportedly related to Corcoran and Sotheby’s International Realty, Inc. Compass subsequently filed an appellate brief appealing the Court's denial. On June 1, 2021, the Appellate Division affirmed the Court's denial of Compass' motion to compel arbitration. In January 2021, Compass filed its answer to the Company’s amended complaint, as well as counterclaims and third-party claims against the Company and certain of its subsidiaries, alleging unfair competition, tortious interference with prospective business relations, defamation, injurious falsehoods, and misappropriation of trade secrets. The third-party claim names a Company-affiliated franchise brokerage and an independent contractor for that franchise. Compass seeks compensatory and punitive damages, injunctive relief, disgorgement of profits, interest and attorneys’ fees. In March 2021, the Company filed a motion to dismiss (with respect to certain counterclaims) and a reply (to the remaining counts of the counterclaims). On April 22, 2021, pursuant to a stipulation of the parties, the Court ordered the dismissal without prejudice of Compass’s third-party claims and those counterclaims against the Company related to unfair competition under New York common law, conspiracy and misappropriation of trade secrets. Discovery in the case is continuing.
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

The due to former parent balance was $19 million at both June 30, 2021 and December 31, 2020. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $1,103 million at June 30, 2021 and $585 million at December 31, 2020, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
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

	Revenues (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realogy Franchise Group	$347	$227	$601	$447
Realogy Brokerage Group	1,791	933	2,962	1,802
Realogy Title Group	255	160	456	297
Corporate and Other (b)	(117)	(65)	(196)	(123)
Total Company	$2,276	$1,255	$3,823	$2,423
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for the Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $117 million and $196 million for the three and six months ended June 30, 2021, respectively, and $65 million and $123 million for the three and six months ended June 30, 2020, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Realogy Franchise Group	$224	$125	$365	$221
Realogy Brokerage Group	70	15	65	(36)
Realogy Title Group	55	61	116	73
Corporate and Other (a)	(39)	(26)	(74)	(51)
Total Company	$310	$175	$472	$207

Less: Depreciation and amortization	51	46	102	91
Interest expense, net	57	59	95	160
Income tax expense (benefit)	60	(5)	77	(146)
Restructuring costs, net (b)	5	18	10	30
Impairments (c)	1	63	2	540
Former parent legacy cost, net (d)	1	—	1	—
Loss on the early extinguishment of debt (d)	1	8	18	8
Gain on the sale of a business (e)	(15)	—	(15)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group	$149	$(14)	$182	$(476)
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended June 30, 2021 includes restructuring charges of $1 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $2 million at Corporate and Other.
The three months ended June 30, 2020 includes restructuring charges of $4 million at Realogy Franchise Group, $12 million at Realogy Brokerage Group and $2 million at Realogy Title Group.
The six months ended June 30, 2021 includes restructuring charges of $3 million at Realogy Franchise Group, $4 million at Realogy Brokerage Group and $3 million at Corporate and Other.
The six months ended June 30, 2020 includes restructuring charges of $6 million at Realogy Franchise Group, $21 million at Realogy Brokerage Group and $3 million at Realogy Title Group.
(c)Impairments for the three and six months ended June 30, 2021 primarily relate to lease asset and software impairments.
Non-cash impairments for the three months ended June 30, 2020 include $44 million of impairment charges during the three months ended June 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds and other asset impairments of $19 million primarily related to lease asset impairments.
Non-cash impairments for the six months ended June 30, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$74 million of impairment charges during the six months ended June 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
•other asset impairments of $23 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of a business is recorded in Realogy Brokerage Group.

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
OVERVIEW
We are a global provider of real estate services and report our operations in the following three business segments:
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2021, our real estate franchise systems and proprietary brands had approximately 336,900 independent sales agents worldwide, including approximately 194,200 independent sales agents operating in the U.S. (which included approximately 54,100 company owned brokerage independent sales agents). As of June 30, 2021, our real estate franchise systems and proprietary brands had approximately 21,100 offices worldwide in 118 countries and territories, including approximately 5,700 brokerage offices in the U.S. (which included approximately 660 company owned brokerage offices). This segment also includes our lead generation activities and global relocation services operation.
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 660 owned and operated brokerage offices with approximately 54,100 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S.
•Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services businesses. Our title insurance underwriter, Title Resources Guaranty Company, provides title underwriting services relating to the closing of home purchases and refinancing of home loans, working with affiliated and independent agents. This segment also includes the Company's share of equity earnings for Guaranteed Rate Affinity, our minority-owned mortgage origination joint venture with Guaranteed Rate, Inc.
Our technology and data organization is dedicated to providing innovative technology products and solutions that support the productivity and success of Realogy’s businesses, brands, brokers, agents, and consumers.
RECENT DEVELOPMENTS
Capital Structure
In June 2021, we issued $403 million aggregate principal amount of 0.25% Exchangeable Senior Notes due 2026. We used a portion of the net proceeds from this offering to pay the cost of exchangeable note hedge transactions (with such cost partially offset by the proceeds to us from the sale of warrants). Taken together, the purchase of such exchangeable note hedges and the sale of such warrants are intended to offset (in whole or in part) any potential dilution and/or cash payments upon the exchange of the Exchangeable Senior Notes, and to effectively increase the overall exchange price from $24.49 to $30.6075 per share. We expect to use the remaining net proceeds for working capital and other general corporate purposes. See "Liquidity and Capital Resources" below, as well as Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on the Exchangeable Senior Notes, exchangeable note hedge transactions and warrant transactions.

CURRENT BUSINESS AND INDUSTRY TRENDS
The first half of 2021 demonstrated continued strength in the residential real estate market, which we believe has been driven by certain beneficial consumer trends such as home buyer preferences for certain geographies (including attractive tax and weather destinations) and demand in the high-end market, supported by an increase in the prevalence of remote work arrangements, home buying trends among millennials, a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Year-over-year comparisons are complicated by the impact of the COVID-19 crisis in 2020, which resulted in a sharp decline in homesale transaction volume during the second quarter of 2020, followed by an exceptionally robust recovery in the third and fourth quarters. However, the strength of homesale transaction volume in the first half of 2021 can also be demonstrated by comparison to the first half of 2019. According to NAR:
•during the first half of 2021 as compared to the first half of 2020, homesale transaction volume increased 41% due to a 24% increase in homesale transactions and a 14% increase in average homesale price; and
•during the first half of 2021 as compared to the first half of 2019, homesale transaction volume increased 35% due to an 18% increase in average homesale price and a 14% increase in homesale transactions.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 66% during the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Homesale transaction volume at Realogy Franchise Group increased 65% during such period, primarily as a result of a 29% increase in average homesale price and a 28% increase in existing homesale transactions. Homesale transaction volume at Realogy Brokerage Group increased 68% during such period, primarily as a result of a 34% increase in existing homesale transactions and a 25% increase in average homesale price.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 85% during the three months ended June 30, 2021 compared to the three months ended June 30, 2020. Homesale transaction volume at Realogy Franchise Group increased 80% during such period, primarily as a result of a 35% increase in existing homesale transactions and a 34% increase in average homesale price. Homesale transaction volume at Realogy Brokerage Group increased 96% during such period, primarily as a result of a 46% increase in existing homesale transactions and a 35% increase in average homesale price.
Increased homesale transaction volume at Realogy Franchise Group has been primarily driven since the second half of 2020 by strong performance in the overall housing market as well as at the high-end of the market. We believe homesale transaction volume for Realogy Brokerage Group also benefited in the second quarter of 2021 from the strength of the high-end of the market as well as from its concentrated geographic footprint in certain major metropolitan markets, including New York City, which showed improved strength in the first half of 2021 after lagging the overall housing market recovery from the COVID-19 crisis. We expect year-over-year homesale transaction volume comparisons to be challenging for second half of 2021 as we will lap the significant growth in homesale transaction volume that occurred in the back-half of 2020.
As shown in the tables below, NAR reports in its most recent press release that homesale transaction volume increased 53% in the second quarter of 2021 as compared to the second quarter of 2020 and increased 29% in the second quarter of 2021 as compared to the second quarter of 2019.
NAR Existing Homesale Transaction Volume

_______________
(a)Q1 and Q2 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
There remain significant uncertainties regarding whether the beneficial consumer trends discussed above will be maintained at the same strength or at all, and whether such trends will continue to have a positive effect on our financial results, as well as significant uncertainties related to the COVID-19 crisis, including the impact of vaccines and virus mutations on the severity, duration and extent of the pandemic.
Existing Homesales
For the six months ended June 30, 2021 compared to the same period in 2020, NAR existing homesale transactions increased to 2.9 million homes or up 24%. For the six months ended June 30, 2021, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups increased 29% compared to the same period in 2020 due primarily to continued strength in the residential real estate market, particularly at the high-end of the market. We attribute the continued strength in the second quarter to certain beneficial consumer trends, supported by other factors, including a favorable mortgage rate environment. The quarterly and annual year-over-year trends in homesale transactions are as follows:
Existing Homesale Transactions
Realogy Compared to 2021 Industry Data
_______________
(a)Q1 and Q2 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
(c)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.

As of their most recent releases, NAR is forecasting existing homesale transactions to remain flat in 2022 at 6 million homes while Fannie Mae is forecasting existing homesale transactions to decrease 3% for the same period.
Existing Homesale Price
For the six months ended June 30, 2021 compared to the same period in 2020, NAR existing homesale average price increased 14%. For the six months ended June 30, 2021, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 28% compared to the same period in 2020 which consisted of a 29% increase in average homesale price for Realogy Franchise Group and a 25% increase in average homesale price for Realogy Brokerage Group. Strength in the overall housing market benefited both Realogy Franchise Group and Realogy Brokerage Group as did low inventory contributing to higher average homesale price, with both Realogy Franchise Group and Realogy Brokerage Group also benefiting from strength at the high-end of the market and Realogy Brokerage Group also benefiting from its concentrated geographic footprint in certain major metropolitan markets, including New York City. The quarterly and annual year-over-year trends in the price of homes are as follows:
Existing Homesale Price
Realogy Compared to 2021 Industry Data
_______________
(a)Q1 and Q2 homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)Forecasted homesale price data is for median price and is as of the most recent NAR forecast.
(c)Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 4% in 2022 while Fannie Mae is forecasting median existing homesale price to increase 8% for the same period.

2020 Temporary Cost-Saving Measures. Quarterly earnings comparisons are also challenged in the second quarter of 2021 by the absence of the temporary cost-saving measures we took in the second quarter of 2020 in response to the COVID-19 crisis. Certain of those temporary cost-saving measures continued into the third quarter of 2020. Those temporary cost saving measures resulted in approximately $150 million of aggregate savings in the second and third quarter of 2020, with approximately two-thirds of such amount recognized in the second quarter of 2020. Substantially all of these measures were reversed during the third quarter of 2020 and we do not expect to realize comparable cost-savings from these prior temporary measures in future periods.
Inventory. Continued or accelerated declines in inventory, whether attributable to the COVID-19 crisis or otherwise, have in the past and may in the future result in insufficient supply to meet any increased demand driven by the lower interest rate environment and beneficial consumer trends. Additional inventory pressure arises from periods of slow or decelerated new housing construction. Even before the COVID-19 crisis, low housing inventory levels had been an industry-wide concern, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 19% from 1.5 million as of June 2020 to 1.3 million as of June 2021. As a result, inventory has decreased from 3.9 months of supply in June 2020 to 2.6 months as of June 2021. These levels continue to be significantly below the 10-year average of 4.8 months, the 15-year average of 6.0 months and the 25-year average of 5.6 months.
While insufficient inventory levels generally have a negative impact on homesale transaction growth, during the three months ended June 30, 2021, Realogy Franchise and Brokerage Groups saw a 37% increase in homesale transactions on a combined basis compared to the same period in 2020. We believe that an intensified pace of inventory supply turnover beginning in the second half of 2020 has contributed to the reported low levels of inventory, without a correlating decrease in homesale transactions. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract reduced to a median of 12 days on the market in the second quarter of 2021 from a median of 26 days on the market in the second quarter of 2020. There is significant uncertainty as to whether this recent pattern of low inventory, but increased homesale transactions driven by supply turnover will continue. Constraints in home inventory levels have typically had and may continue to have an adverse impact on the number of homesale transactions closed by Realogy Franchise and Brokerage Groups. In addition, in periods of rapid inventory turnover there is an increased risk that new homesale unit listings will not keep pace with demand, which could also negatively impact homesale transaction volume.
Unemployment. According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate declined to 5.9% in June 2021, down considerably from a high of 14.8% reached in April 2020, but still 2.4% higher compared to its pre-pandemic level in February 2020. If the COVID-19 pandemic continues to impact employment levels and economic activity for a substantial period, or if jobs recovery slows or worsens, it could lead to an increase in loan defaults and foreclosure activity and may make it more difficult for potential home buyers to arrange financing.
Mortgage Rates and Mortgage Origination Joint Venture. We have been in an unusually prolonged period of low interest rates, with mortgage rates in the U.S. reaching then-historic lows beginning in the second quarter of 2020. Our financial results are typically favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity and homesale transactions. However, refinancing volumes are inherently cyclical and are highly correlated with fluctuations in mortgage rates. In addition, operating margins may be compressed due to competitive factors related to decreased demand. For example, at Realogy Title Group, purchase title and closing units increased 48%, but refinancing title and closing units declined 18%, during the second quarter of 2021 as compared to the second quarter of 2020. Equity in earnings at Guaranteed Rate Affinity declined from $35 million in the second quarter of 2020 to $8 million in the second quarter of 2021, primarily driven by a negative $19 million related to mark-to-market adjustments on the mortgage loan pipeline as well as margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. Given the strength of refinancing volumes in the second half of 2020, we expect softer refinance volumes to continue during the second half of 2021.
We have been and could again be negatively impacted by a rising interest rate environment as increases in mortgage rates generally have a negative impact on refinancing title and closing units as well as mortgage unit volumes, housing affordability and homesale transaction volume.
A wide variety of factors can contribute to mortgage rates, including Treasury note yields, federal interest rates, inflation, demand, consumer income, unemployment levels and foreclosure rates. Yields on the 10-year Treasury note hit all-time lows during the COVID-19 crisis, but as of June 30, 2021 were 1.45% as compared to 0.66% as of June 30, 2020. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage lowered to an average of 3.00% for the second quarter of 2021 compared to 3.23% for the second quarter of 2020. Although such mortgage rates began to increase during the first quarter of 2021 from the lows seen in late 2020, they continue to be at low levels compared to the 10-year average of 3.93%, according to Freddie Mac. On June 30, 2021, mortgage rates were 2.98%, or approximately 30 basis points higher than on December 31, 2020 and approximately 100 basis points lower than the 10-year average, according to Freddie Mac.
Banks may tighten mortgage standards, even if rates remain at low levels or decline, which could limit the availability of mortgage financing. In addition, many federal and/or state monetary or fiscal programs meant to assist individuals and businesses in the navigation of COVID-related financial challenges (including mortgage forbearance programs) have ended or are expected to end in the near term, which could have a negative impact on consumer financial health.
Affordability. The fixed housing affordability index, as reported by NAR, decreased from 180 for May 2020 to 152 for May 2021. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. Housing affordability may be impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, and the low inventory environment as well as the rise in unemployment and economic challenges as a result of the COVID-19 crisis.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. In the second quarter of 2021, agents affiliated with our company owned brokerages grew 4% and, based on information from such franchisees, agents affiliated with our U.S. franchisees increased 3%, in each case as compared to June 30, 2020. Aggressive competition for the affiliation of independent sales agents has negatively impacted recruitment and retention efforts at both Realogy Franchise and Brokerage Groups, in particular with respect to more productive sales agents, and has previously had and may continue to have a negative impact on our market share. These competitive market factors are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents and may continue to impact our franchisees. Such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
Non-Traditional Market Participants. While real estate brokers using historical real estate brokerage models typically compete for business primarily on the basis of services offered, brokerage commission, reputation, utilization of technology and personal contacts, participants pursuing non-traditional methods of marketing real estate may compete in other ways, including companies that employ technologies intended to disrupt historical real estate brokerage models or minimize or eliminate the role traditional brokers and sales agents perform in the homesale transaction process. The significant size of the U.S. real estate market has continued to attract outside capital investment in disruptive and traditional competitors that seek to access a portion of this market, including iBuying and home swap business models. These competitors and their investors may pursue increases in market share over profitability, further complicating the competitive landscape.
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, virtual brokerage models (including virtual brokerages and brokerages that operate in a more virtual fashion) directly compete with traditional brokerage models and may dilute the relationship between the brokerage and the agent.
In addition, certain alternative transaction models, such as iBuying and home swap models, are less reliant on brokerages and sales agents, which could have a negative impact on such brokerages and agents as well as on the average homesale broker commission rate. These models also look to capture ancillary real estate services such as title and mortgage services and referral fees. RealSure, our joint venture with Home Partners of America, offers consumers the benefit of iBuying, while also keeping the independent sales agent at the center of the transaction. RealSure is available in 21 U.S. markets as of June 30, 2021 and we are investing to expand the scale of the program by pursuing direct-to-consumer marketing opportunities. Under the RealSure Sell program, sellers with qualifying properties receive a cash offer valid for 45 days immediately upon listing, and during this time frame have the opportunity to pursue a better price by marketing their property with an affiliated independent sales agent. Sellers who are enrolled in RealSure Sell can utilize RealSure Buy to make a more competitive offer on their next home before their current home is sold by leveraging their RealSure Sell cash offer.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions, including but not limited to setting up competing brokerages and/or expanding their offerings to include products (including agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us, charging significant referral, listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry and such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with affiliated franchisees and such franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes. For example, one dominant listing aggregator recently launched a brokerage with employee sales agents in several locations to support its iBuying offering and has joined most local multiple listing services, known as MLSs, as a participating broker to gain electronic access directly to real estate listings rather than relying on disparate electronic feeds from other brokers participating in the MLSs or MLS syndication feeds.
We are also impacted by changes in the rules and policies of NAR and the MLSs, which can be driven by changes in membership, including the entry of new industry participants, and other industry forces.
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
Relocation Spending. Global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move, our relocation operations have been increasingly subject to a competitive pricing environment and lower average revenue per relocation. Lower volume growth, in particular with respect to global relocation activity, has also impacted the operating results of our relocation operations. The COVID-19 crisis, along with related ongoing travel restrictions in the U.S. and elsewhere, has exacerbated these trends and is expected to continue to put pressure on the financial results of Cartus Relocation Services (part of the Realogy Franchise Group segment). In addition, the greater acceptance of remote work arrangements during the COVID-19 crisis has the potential to have a negative impact on relocation volumes in the long-term.
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
Legal & Regulatory Environment. See Part II., "Item 1.—Legal Proceedings" of this Quarterly Report for a discussion of the current legal and regulatory environment and how such environment could potentially impact us.
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
For Realogy Franchise Group, we also use net royalty per side, which represents the royalty payment to Realogy Franchise Group for each homesale transaction side taking into account royalty rates, homesale price, average broker commission rates, volume incentives achieved and other incentives. We utilize net royalty per side as it includes the impact of changes in average homesale price as well as all incentives and represents the royalty revenue impact of each incremental side.
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
For Realogy Title Group, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides. An increase or decrease in homesale transactions will impact the financial results of Realogy Title Group; however, their financial results are not significantly impacted by a change in homesale price. The following table presents our drivers for the three and six months ended June 30, 2021 and 2020. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

Three Months Ended June 30,	Six Months Ended June 30,
2021	2020	% Change	2021	2020	% Change
Realogy Franchise Group (a)
Closed homesale sides	320,463	238,085	35%	565,161	441,273	28%
Average homesale price	$430,756	$321,308	34%	$414,842	$321,841	29%
Average homesale broker commission rate	2.46%	2.49%	(3)	bps	2.46%	2.48%	(2)	bps
Net royalty per side	$418	$324	29%	$402	$321	25%
Realogy Brokerage Group
Closed homesale sides	103,945	71,375	46%	178,938	133,916	34%
Average homesale price	$678,978	$503,935	35%	$649,634	$517,888	25%
Average homesale broker commission rate	2.43%	2.43%	—	bps	2.43%	2.42%	1	bps
Gross commission income per side	$17,053	$12,863	33%	$16,357	$13,206	24%
Realogy Title Group
Purchase title and closing units	47,375	32,028	48%	81,203	60,752	34%
Refinance title and closing units	14,472	17,548	(18)%	34,939	26,447	32%
Average fee per closing unit	$2,608	$2,062	26%	$2,446	$2,151	14%

_______________
(a)Includes all franchisees except for Realogy Brokerage Group.
A decline in the number of homesale transactions and/or decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for our title, escrow and settlement and underwriting services or the services of our mortgage origination joint venture, and (iv) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers or greater commission payments to sales agents or by an increase in volume or other incentives paid to franchisees, among other factors.
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
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, we have and may, from time to time in the future, restructure or revise the model used at one or more franchised brands. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above, continued concentration among our top 250 franchisees, and the impact of affiliated franchisees of our Better Homes and Gardens® Real Estate brand moving to the "capped fee model" we adopted in 2019; however, these pressures were more than offset by increases in homesale prices in the three and six-month period ended June 30, 2021.
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
Three Months Ended June 30, 2021 vs. Three Months Ended June 30, 2020
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2021	2020	Change
Net revenues	$2,276	$1,255	$1,021
Total expenses	2,075	1,309	766
Income (loss) before income taxes, equity in earnings and noncontrolling interests	201	(54)	255
Income tax expense (benefit)	60	(5)	65
Equity in earnings of unconsolidated entities	(10)	(36)	26
Net income (loss)	151	(13)	164
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$149	$(14)	$163

Net revenues increased $1,021 million or 81% for the three months ended June 30, 2021 compared with the three months ended June 30, 2020 driven by higher homesale transaction volume at Realogy Franchise and Brokerage Groups and an increase in purchase title and closing units at Realogy Title Group, in each case due primarily to continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. Quarter-over-quarter comparisons, on a Company-wide and individual segment basis, also benefited from comparison against the sharp decline in homesale transactions that occurred in the second quarter of 2020 due to factors related to the COVID-19 crisis.
Total expenses increased $766 million or 59% for the second quarter of 2021 compared to the second quarter of 2020 primarily due to:
•a $688 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume as well as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruitment and retention efforts, and business and geographic mix;
•a $147 million increase in operating and general and administrative expenses, which was largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals; and

•a $25 million increase in marketing expense primarily due to higher advertising costs as compared to the second quarter of 2020, when such expenses were reduced due to the COVID-19 crisis, partially offset by:
•impairments of $1 million primarily related to lease assets and software impairments during the second quarter of 2021 compared to $63 million in non-cash impairments during the second quarter of 2020;
•$15 million of gain on the sale of a business;
•a $13 million decrease in restructuring costs;
•a $1 million loss on the early extinguishment of debt as a result of the pay down of $150 million of outstanding borrowings under the Term Loan B Facility during the second quarter of 2021 compared to an $8 million loss on the early extinguishment of debt as a result of the refinancing transactions during the second quarter of 2020; and
•a $2 million net decrease in interest expense primarily due to a $2 million decrease in expense related to mark-to-market adjustments for interest rate swaps that resulted in $6 million losses during the second quarter of 2021 compared to losses of $8 million during the second quarter of 2020.
Equity in earnings were $10 million during the second quarter of 2021 compared to earnings of $36 million during the second quarter of 2020. Equity in earnings for Guaranteed Rate Affinity was $8 million, representing approximately 3% of the Company's Operating EBITDA for the second quarter of 2021, decreasing by $27 million from $35 million in the second quarter of 2020. The decrease was primarily the result of a negative $19 million related to mark-to-market adjustments on the mortgage loan pipeline as well as margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. Equity in earnings for the Company's other equity method investments increased $1 million from $1 million during the second quarter of 2021 compared with the same period in 2020.
During the second quarter of 2021, we incurred $5 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $166 million, with $122 million incurred to date and $44 million remaining primarily related to future expenses as a result of reducing the leased-office footprints. See Note 5, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $60 million for the three months ended June 30, 2021 compared to a benefit of $5 million for the three months ended June 30, 2020. Our effective tax rate was 28% for both the three months ended June 30, 2021 and 2020. The effective tax rate for the three months ended June 30, 2021 was primarily impacted by non-deductible executive compensation.
The following table reflects the results of each of our reportable segments during the three months ended June 30, 2021 and 2020:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group	$347	$227	120	53	$224	$125	99	79	65%	55%	10
Realogy Brokerage Group	1,791	933	858	92	70	15	55	367	4	2	2
Realogy Title Group	255	160	95	59	55	61	(6)	(10)	22	38	(16)
Corporate and Other	(117)	(65)	(52)	*	(39)	(26)	(13)	*
Total Company	$2,276	$1,255	1,021	81	$310	$175	135	77	14%	14%	—

Less: Depreciation and amortization					51	46
Interest expense, net					57	59
Income tax expense (benefit)					60	(5)
Restructuring costs, net (b)					5	18
Impairments (c)					1	63
Former parent legacy cost, net (d)					1	—
Loss on the early extinguishment of debt (d)					1	8
Gain on the sale of a business (e)					(15)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group					$149	$(14)

_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $117 million and $65 million during the three months ended June 30, 2021 and 2020, respectively.
(b)Restructuring charges incurred for the three months ended June 30, 2021 include $1 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $2 million at Corporate and Other. Restructuring charges incurred for the three months ended June 30, 2020 include $4 million at Realogy Franchise Group, $12 million at Realogy Brokerage Group and $2 million at Realogy Title Group.
(c)Impairments for the three months ended June 30, 2021 primarily relate to lease asset and software impairments. Non-cash impairments for the three months ended June 30, 2020 include $44 million of impairment charges during the three months ended June 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds and other asset impairments of $19 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of a business is recorded in Realogy Brokerage Group.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 14% for the three months ended June 30, 2021 compared to 2020. Operating EBITDA margin for "Total Company", as well as on a segment basis, was negatively impacted by the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis. Realogy Franchise Group's margin increased 10 percentage points to 65% from 55% primarily due to an increase in royalty revenue as a result of an increase in homesale transaction volume. Realogy Brokerage Group's margin increased 2 percentage points to 4% from 2% primarily due to higher transaction volume, partially offset by higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix. Realogy Title Group's margin decreased 16 percentage points to 22% from 38% primarily due to a decrease in equity in earnings of Guaranteed Rate Affinity, which was primarily driven by a negative $19 million related to mark-to-market adjustments on the mortgage loan pipeline as well as margin compression and lower refinancing volume, partially offset by strong purchase volume growth.
Corporate and Other Operating EBITDA for the three months ended June 30, 2021 declined $13 million to negative $39 million largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis as well as higher employee incentive accruals.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments increased 2 percentage points from 13% to 15% primarily due to higher homesale transaction volume during the second quarter of 2021 compared to the second quarter of 2020:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group (a)	$230	$162	68	42	$107	$60	47	78	47%	37%	10
Realogy Brokerage Group (a)	1,791	933	858	92	187	80	107	134	10	9	1
Realogy Franchise and Brokerage Groups Combined	$2,021	$1,095	926	85	$294	$140	154	110	15%	13%	2
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $117 million and $65 million during the three months ended June 30, 2021 and 2020, respectively.
Realogy Franchise Group
Revenues increased $120 million to $347 million and Operating EBITDA increased $99 million to $224 million for the three months ended June 30, 2021 compared with the same period in 2020.
Revenues increased $120 million primarily as a result of:
•a $58 million increase in third-party domestic franchisee royalty revenue primarily due to an 80% increase in homesale transaction volume at Realogy Franchise Group which consisted of a 35% increase in existing homesale transactions and a 34% increase in average homesale price;
•a $49 million increase in intercompany royalties received from Realogy Brokerage Group; and
•a $12 million increase in brand marketing fund revenue and related expense primarily due to higher advertising costs as compared to the second quarter of 2020, when such expenses were reduced due to the COVID-19 crisis.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $112 million and $63 million during the second quarter of 2021 and 2020, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $99 million increase in Operating EBITDA was primarily due to the $120 million increase in revenues discussed above and $11 million of lower expense for bad debt and notes reserves. These Operating EBITDA increases were partially offset by $20 million increase in employee and other operating costs, largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and higher employee incentive accruals, as well as a $12 million increase in marketing expense discussed above.
Realogy Brokerage Group
Revenues increased $858 million to $1,791 million and Operating EBITDA increased $55 million to $70 million for the three months ended June 30, 2021 compared with the same period in 2020.
The revenue increase of $858 million was primarily driven by a 96% increase in homesale transaction volume at Realogy Brokerage Group which primarily consisted of a 46% increase in existing homesale transactions and a 35% increase in average homesale price. Realogy Brokerage Group saw continued strength in the residential real estate market in the second quarter of 2021, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Operating EBITDA increased $55 million primarily due to an $858 million increase in revenues discussed above, partially offset by:
•a $688 million increase in commission expenses paid to independent sales agents from $685 million for the second quarter of 2020 to $1,373 million in the second quarter of 2021. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix;
•a $51 million increase in employee-related and other operating costs largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals;
•a $49 million increase in royalties paid to Realogy Franchise Group from $63 million during the second quarter of 2020 to $112 million during the second quarter of 2021 associated with the homesale transaction volume increase as described above; and
•a $15 million increase in marketing expense primarily due to higher advertising costs as compared to the second quarter of 2020, when such expenses were reduced due to the COVID-19 crisis.
Realogy Title Group
Revenues increased $95 million to $255 million and Operating EBITDA decreased $6 million to $55 million for the three months ended June 30, 2021 compared with the same period in 2020.
Revenues increased $95 million primarily as a result of a $57 million increase in resale revenue attributable to increased purchase unit activity as a result of the continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. In addition, there was a $39 million increase in underwriter revenue (including a $33 million increase in underwriter revenue with unaffiliated agents, which had a $3 million net positive impact on Operating EBITDA due to the related expense increase of $30 million), partially offset by a $4 million decrease in refinance revenue. Equity earnings or losses related to our minority interest in Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.

Operating EBITDA decreased $6 million primarily as a result of a $45 million increase in employee and other operating costs, largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and due to higher variable costs as a result of higher volume and higher employee incentive accruals, and a $30 million increase in variable operating costs related to the increase in underwriter revenue with unaffiliated agents discussed above where the revenue and expense are recorded on a gross basis. In addition, equity in earnings decreased $26 million from $36 million during the second quarter of 2020 to $10 million during the second quarter of 2021 primarily related to Guaranteed Rate Affinity. The decline in equity in earnings from Guaranteed Rate Affinity was driven primarily by a negative $19 million related to mark-to-market adjustments on the mortgage loan pipeline as well as margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. These decreases were partially offset by the $95 million increase in revenues discussed above.
Six Months Ended June 30, 2021 vs Six Months Ended June 30, 2020
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2021	2020	Change
Net revenues	$3,823	$2,423	$1,400
Total expenses	3,602	3,089	513
Income (loss) before income taxes, equity in earnings and noncontrolling interests	221	(666)	887
Income tax expense (benefit)	77	(146)	223
Equity in earnings of unconsolidated entities	(41)	(45)	4
Net income (loss)	185	(475)	660
Less: Net income attributable to noncontrolling interests	(3)	(1)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$182	$(476)	$658
Net revenues increased $1,400 million or 58% for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 driven by higher homesale transaction volume at Realogy Franchise and Brokerage Groups and an increase in volume at Realogy Title Group, in each case due primarily to continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. Year-over-year comparisons, on a Company-wide and individual segment basis, also benefited from comparison against the sharp decline in homesale transactions that occurred in the second quarter of 2020 due to factors related to the COVID-19 crisis.
Total expenses increased $513 million or 17% for the first half of 2021 compared to the first half of 2020 primarily due to:
•a $943 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume as well as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruitment and retention efforts, and business and geographic mix;
•a $165 million increase in operating and general and administrative expenses, largely the result of the absence of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals; and
•a $24 million increase in marketing expense primarily due to higher advertising costs as compared to the second quarter of 2020, when such expenses were reduced due to the COVID-19 crisis, partially offset by:
•impairments of $2 million primarily related to lease assets and software impairments during the six months ended June 30, 2021 compared to $540 million in non-cash impairments during the six months ended June 30, 2020.
•a $65 million net decrease in interest expense primarily due to a $66 million decrease in expense related to mark-to-market adjustments for interest rate swaps that resulted in $7 million gains for the six months ended June 30, 2021 compared to losses of $59 million for the six months ended June 30, 2020;
•a $20 million decrease in restructuring costs;
•$15 million of gain on the sale of a business; and

•an $18 million loss on the early extinguishment of debt as a result of the refinancing transactions in January and February 2021 and pay down of $150 million of outstanding borrowings under the Term Loan B Facility in April 2021 compared to an $8 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first half of 2020.
Equity in earnings were $41 million for the six months ended June 30, 2021 compared to earnings of $45 million during the same period of 2020. Equity in earnings for Guaranteed Rate Affinity was $38 million, representing approximately 8% of the Company's Operating EBITDA for the first half of 2021, decreasing by $6 million from $44 million in the first half of 2020. The decrease was primarily the result of the impact of mark-to-market adjustments on the mortgage loan pipeline as well as margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. Equity in earnings for the Company's other equity method investments increased $2 million from $1 million during the first half of 2021 compared with the same period in 2020.
During the six months ended June 30, 2021, we incurred $10 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $166 million, with $122 million incurred to date and $44 million remaining primarily related to future expenses as a result of reducing the leased-office footprints. See Note 5, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $77 million for the six months ended June 30, 2021 compared to a benefit of $146 million for the six months ended June 30, 2020. Our effective tax rate was 29% and 24% for the six months ended June 30, 2021 and June 30, 2020, respectively. The effective tax rate for the six months ended June 30, 2021 was primarily impacted by non-deductible executive compensation.
The following table reflects the results of each of our reportable segments during the six months ended June 30, 2021 and 2020:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group	$601	$447	154	34	$365	$221	144	65	61%	49%	12
Realogy Brokerage Group	2,962	1,802	1,160	64	65	(36)	101	281	2	(2)	4
Realogy Title Group	456	297	159	54	116	73	43	59	25	25	—
Corporate and Other	(196)	(123)	(73)	*	(74)	(51)	(23)	*
Total Company	$3,823	$2,423	1,400	58	$472	$207	265	128	12%	9%	3

Less: Depreciation and amortization					102	91
Interest expense, net					95	160
Income tax expense (benefit)					77	(146)
Restructuring costs, net (b)					10	30
Impairments (c)					2	540
Former parent legacy cost, net (d)					1	—
Loss on the early extinguishment of debt (d)					18	8
Gain on the sale of a business (e)					(15)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group					$182	$(476)
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $196 million and $123 million during the six months ended June 30, 2021 and 2020, respectively.
(b)Restructuring charges incurred for the six months ended June 30, 2021 include $3 million at Realogy Franchise Group, $4 million at Realogy Brokerage Group and $3 million at Corporate and Other. Restructuring charges incurred for the six months ended June 30, 2020 include $6 million at Realogy Franchise Group, $21 million at Realogy Brokerage Group and $3 million at Realogy Title Group.
(c)Impairments for the six months ended June 30, 2021 primarily relate to lease asset and software impairments. Non-cash impairments for the six months ended June 30, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;

•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$74 million of impairment charges during the six months ended June 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
•other asset impairments of $23 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of a business is recorded in Realogy Brokerage Group.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues increased 3 percentage points to 12% for the six months ended June 30, 2021 compared to 9% for the same period in 2020. Operating EBITDA margin for "Total Company", as well as on a segment basis, was negatively impacted by the absence in the second quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to COVID-19 crisis. Realogy Franchise Group's margin increased 12 percentage points to 61% from 49% primarily due to an increase in royalty revenue as a result of an increase in homesale transaction volume, partially offset by a decrease in revenue related to the early termination of third party listing fee agreements. Realogy Brokerage Group's margin increased 4 percentage points to 2% from negative 2% primarily due to higher transaction volume, partially offset by higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix. Realogy Title Group's margin remained flat at 25% primarily due to an increase in resale, underwriter and refinance activity at Realogy Title Group, offset by a decrease in equity in earnings of Guaranteed Rate Affinity, mostly the result of the impact of mark to market adjustments on the mortgage loan pipeline as well as margin compression and lower refinancing volume, partially offset by strong purchase volume growth.
Corporate and Other Operating EBITDA for the six months ended June 30, 2021 declined $23 million to negative $74 million, largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis as well as higher employee incentive accruals.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before the intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments increased 4 percentage points from 9% to 13% primarily due to higher homesale transaction volume during the first half of 2021 compared to the first half of 2020:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group (a)	$405	$324	81	25	$169	$98	71	72	42%	30%	12
Realogy Brokerage Group (a)	2,962	1,802	1,160	64	261	87	174	200	9	5	4
Realogy Franchise and Brokerage Groups Combined	$3,367	$2,126	1,241	58	$430	$185	245	132	13%	9%	4
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $196 million and $123 million during the six months ended June 30, 2021 and 2020, respectively.
Realogy Franchise Group
Revenues increased $154 million to $601 million and Operating EBITDA increased $144 million to $365 million for the six months ended June 30, 2021 compared with the same period in 2020.
Revenues increased $154 million primarily as a result of:
•an $88 million increase in third-party domestic franchisee royalty revenue primarily due to a 65% increase in homesale transaction volume at Realogy Franchise Group which consisted of a 29% increase in average homesale price and a 28% increase in existing homesale transactions;
•a $69 million increase in intercompany royalties received from Realogy Brokerage Group; and
•a $15 million increase in brand marketing fund revenue and related expense primarily due to higher advertising costs as compared to the second quarter of 2020, when such expenses were reduced due to the COVID-19 crisis, partially offset by:
•a $12 million decrease in service and other revenue primarily related to an $18 million net decrease in revenue from our relocation and lead generation operations in the first quarter of 2021, driven by lower volume largely related to the impact of the COVID-19 pandemic; and
•a $6 million decrease in revenue related to the early termination of third party listing fee agreements.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $188 million and $119 million during the first half of 2021 and 2020, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $144 million increase in Operating EBITDA was primarily due to the $154 million increase in revenues discussed above and $15 million of lower expense for bad debt and notes reserves. These Operating EBITDA increases were partially offset by the $15 million increase in marketing expense discussed above and a $10 million increase in employee and other operating costs, largely the result of the absence of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals.
Realogy Brokerage Group
Revenues increased $1,160 million to $2,962 million and Operating EBITDA increased $101 million to $65 million for the six months ended June 30, 2021 compared with the same period in 2020.
The revenue increase of $1,160 million was primarily driven by a 68% increase in homesale transaction volume at Realogy Brokerage Group which primarily consisted of a 34% increase in existing homesale transactions and a 25% increase in average homesale price. Realogy Brokerage Group's revenue results in the first half of 2021 benefited from continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Operating EBITDA increased $101 million primarily due to a $1,160 million increase in revenues discussed above, partially offset by:
•a $943 million increase in commission expenses paid to independent sales agents from $1,315 million in the first half of 2020 to $2,258 million in the first half of 2021. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix;
•a $69 million increase in royalties paid to Realogy Franchise Group from $119 million in the first half of 2020 to $188 million in the same period of 2021 associated with the homesale transaction volume increase as described above;
•a $35 million increase in employee-related, occupancy and other operating costs, largely the result of the absence of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals; and
•a $12 million increase in marketing expense primarily due to higher advertising costs as compared to the second quarter of 2020, when such expenses were reduced due to the COVID-19 crisis.
Realogy Title Group
Revenues increased $159 million to $456 million and Operating EBITDA increased $43 million to $116 million for the six months ended June 30, 2021 compared with the same period in 2020.
Revenues increased $159 million primarily as a result of a $70 million increase in resale revenue due to increased purchase unit activity that benefited from continued strength in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. In addition, there was a $68 million increase in underwriter revenue (including a $60 million increase in underwriter revenue with unaffiliated agents, which had a $7 million net positive impact on Operating EBITDA due to the related expense increase of $53 million), a $17 million increase in refinance revenue due to an increase in activity in the refinance market driven by the favorable interest rate environment and

$4 million in other revenue. Equity earnings or losses related to our minority interest in Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Operating EBITDA increased $43 million primarily as a result of the $159 million increase in revenues discussed above and $6 million unrealized gain on an investment. These increases were partially offset by a $65 million increase in employee and other operating costs largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the second quarter of 2020 in response to the COVID-19 crisis and due to higher variable costs as a result of higher volume and higher employee incentive accruals, and a $53 million increase in variable operating costs related to the increase in underwriter revenue with unaffiliated agents discussed above where the revenue and expense are recorded on a gross basis. In addition, equity in earnings decreased $4 million from $45 million for the six months ended June 30, 2020 to $41 million for the six months ended June 30, 2021 primarily related to Guaranteed Rate Affinity, mostly the result of the impact of mark-to-market adjustments on the mortgage loan pipeline as well as margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2021	December 31, 2020	Change
Total assets	$7,407	$6,934	$473
Total liabilities	5,401	5,167	234
Total equity	2,006	1,767	239
For the six months ended June 30, 2021, total assets increased $473 million primarily due to:
•a $339 million increase in cash and cash equivalents due to cash flows from operations and an increase in corporate debt;
•a $108 million increase in other current and non-current assets; and
•an $84 million increase in trade and relocation receivables primarily due to seasonal increases in volume, partially offset by:
•a $46 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $13 million decrease in property and equipment; and
•an $11 million decrease in goodwill primarily due to the sale of a business at Realogy Brokerage Group.
Total liabilities increased $234 million primarily due to:
•a $168 million increase in corporate debt;
•a $67 million increase in deferred tax liabilities; and
•a $41 million increase in securitization obligations,
partially offset by:
•a $35 million decrease in accrued expenses and other current liabilities primarily due to the payment of employee-related liabilities in the first quarter of 2021 which were fully accrued as of December 31, 2020, partially offset by accrued interest; and
•a $6 million decrease in operating lease liabilities.
Total equity increased $239 million primarily due to net income of $182 million for the six months ended June 30, 2021 and a $56 million increase in additional paid in capital primarily related to the issuance of the Exchangeable Senior Notes for the six months ended June 30, 2021.
Liquidity and Capital Resources
Cash flows from operations, supplemented by funds available under our Revolving Credit Facility and securitization facilities are our primary sources of liquidity. We did not borrow from our Revolving Credit Facility in the first half of 2021. Our primary uses of liquidity are debt service combined with working capital and business investment via capital expenditures. We currently expect to prioritize using our cash flows from operations in 2021 for business investment and debt reduction.

While we are focused on reducing our indebtedness, we continue to be significantly encumbered by our debt obligations. As of June 30, 2021, our total debt, excluding our securitization obligations, was $3,480 million compared to $3,239 million as of December 31, 2020. Our liquidity position has been and is expected to continue to be negatively impacted by the interest expense on our debt obligations, which could be intensified by a significant increase in LIBOR (or any replacement rate) or ABR.
In June 2021, the Company issued $403 million principal amount of 0.25% Exchangeable Senior Notes due 2026. In April 2021, the Company used cash on hand to pay down $150 million of outstanding borrowings under the Term Loan B Facility. In January and February 2021, Realogy Group entered into refinancing transactions, including the issuance in the aggregate of $900 million of 5.75% Senior Notes due 2029 (the proceeds of which were used to pay down $250 million of the Term Loan A Facility and $655 million of the Term Loan B Facility) and the amendment of the Senior Secured Credit Agreement and Term Loan A Agreement (the "2021 Amendments"). The 2021 Amendments provide for the extension of the maturity of a portion of the remaining balance of the Term Loan A facility from 2023 to 2025 and the extension of the maturity of a portion of the Revolving Credit Facility from 2023 to 2025, in each case subject to certain earlier springing maturity dates. See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.
At June 30, 2021, we were in compliance with the financial covenant in each of the Senior Secured Credit Agreement and the Term Loan A Agreement. We believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the next twelve months. For additional information, see below under the header "Financial Obligations—Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures".
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
We may from time to time seek to repurchase our outstanding Unsecured Notes, 7.625% Senior Secured Second Lien Notes, Exchangeable Senior Notes or term loans through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
In addition, we are required to pay quarterly amortization payments for the Extended Term Loan A and Term Loan B Facility. Remaining payments for 2021 total $3 million and $5 million for the Extended Term Loan A and Term Loan B Facility, respectively, and we expect payments for 2022 to total $10 million and $11 million for the Extended Term Loan A and Term Loan B Facility, respectively.
We have historically utilized net operating losses to offset the majority of our federal and state income tax payments. Based upon current financial projections, we expect that we will utilize the majority of our remaining net operating losses during 2021.
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

Cash Flows
At June 30, 2021, we had $866 million of cash, cash equivalents and restricted cash, an increase of $343 million compared to the balance of $523 million at December 31, 2020. The following table summarizes our cash flows for the six months ended June 30, 2021 and 2020:

	Six Months Ended June 30,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$186	$33	$153
Investing activities	(51)	(63)	12
Financing activities	208	468	(260)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$343	$438	$(95)
For the six months ended June 30, 2021, $153 million more cash was provided by operating activities compared to the same period in 2020 principally due to:
•$275 million more cash provided by operating results; and
•$16 million more cash from dividends received primarily from Guaranteed Rate Affinity, partially offset by:
•$89 million less cash provided by the net change in relocation and trade receivables;
•$34 million more cash used for accounts payable, accrued expenses and other liabilities;
•$9 million more cash used for other operating activities; and
•$6 million more cash used for other assets.
For the six months ended June 30, 2021, we used $12 million less cash for investing activities compared to the same period in 2020 primarily due to:
•$15 million of cash proceeds from the sale of business; and
•$3 million less cash used for other investing activities,
partially offset by $5 million more cash used for investments in unconsolidated entities.
For the six months ended June 30, 2021, $208 million of cash was provided by financing activities compared to $468 million of cash provided during the same period in 2020. For the six months ended June 30, 2021, $208 million of cash was provided by financing activities as follows:
•$201 million of cash provided as a result of finance transactions primarily from the issuance of the Exchangeable Senior Notes, which included payments for purchase of exchangeable note hedge and proceeds from issuance of warrants, partially offset by a partial pay down of outstanding borrowings under the Term Loan B Facility, in the second quarter of 2021; and
•$40 million net increase in securitization borrowings,
partially offset by :
•$18 million of other financing payments primarily related to finance leases and contracts;
•$9 million of tax payments related to net share settlement for stock-based compensation; and
•$6 million of quarterly amortization payments on the term loan facilities.
For the six months ended June 30, 2020, $468 million of cash was provided by financing activities related to $625 million of additional borrowings under the Revolving Credit Facility, partially offset by:
•$92 million net decrease in securitization borrowings;
•$26 million of other financing payments primarily related to finance leases;
•$19 million of quarterly amortization payments on the term loan facilities;
•$15 million of cash paid as a result of the refinancing transactions in the second quarter of 2020; and
•$5 million of tax payments related to net share settlement for stock-based compensation.

Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of June 30, 2021.
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
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility and Term Loan B Facility) and the Term Loan A Facility. As of June 30, 2021, we had interest rate swaps based on LIBOR with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.625% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and

Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2021.
A reconciliation of net (loss) income attributable to Realogy Group to Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended June 30, 2021 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Six Months Ended	Six Months Ended	Six Months Ended	Twelve Months Ended
	December 31, 2020	June 30, 2020	December 31, 2020	June 30, 2021	June 30, 2021
Net (loss) income attributable to Realogy Group (a)	$(360)	$(476)	$116	$182	$298
Income tax (benefit) expense	(104)	(146)	42	77	119
(Loss) income before income taxes	(464)	(622)	158	259	417
Depreciation and amortization	186	91	95	102	197
Interest expense, net	246	160	86	95	181
Restructuring costs, net	67	30	37	10	47
Impairments	682	540	142	2	144
Former parent legacy cost, net	1	—	1	1	2
Loss on the early extinguishment of debt	8	8	—	18	18
Gain on the sale of a business	—	—	—	(15)	(15)
Operating EBITDA (b)	726	207	519	472	991
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)					45
Non-cash charges (d)					26
Pro forma effect of acquisitions and new franchisees (e)					5
Incremental securitization interest costs (f)					3
Costs expensed related to the disposition					(3)
EBITDA as defined by the Senior Secured Credit Agreement					$1,067
Total senior secured net debt (g)					$(4)
Senior secured leverage ratio					0.00	x
_______________
(a)Net (loss) income attributable to Realogy consists of: (i) income of $98 million for the third quarter of 2020, (ii) income of $18 million for the fourth quarter of 2020, (iii) income of $33 million for the first quarter of 2021 and (iv) income of $149 million for the second quarter of 2021.
(b)Operating EBITDA consists of: (i) $313 million for the third quarter of 2020, (ii) $206 million for the fourth quarter of 2020, (iii) $162 million for the first quarter of 2021 and (iv) $310 million for the second quarter of 2021.
(c)Represents the four-quarter pro forma effect of business optimization initiatives.
(d)Represents the elimination of non-cash expenses including $43 million of stock-based compensation expense less $9 million of other items, $5 million of foreign exchange benefits and $3 million for the change in the allowance for doubtful accounts and notes reserves for the four-quarter period ended June 30, 2021.
(e)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on July 1, 2020. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of July 1, 2020.
(f)Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended June 30, 2021.

(g)Represents total borrowings under the Senior Secured Credit Facility (including the Revolving Credit Facility and Term Loan B Facility) and Term Loan A Facility and borrowings secured by a first priority lien on our assets of $670 million plus $27 million of finance lease obligations less $701 million of readily available cash as of June 30, 2021. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations, 7.625% Senior Secured Second Lien Notes or unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes.
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
The consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes for the four-quarter period ended June 30, 2021 is set forth in the following table:

	As of June 30, 2021
Non-extended Revolving Credit Commitment	$—
Extended Revolving Credit Commitment	—
Non-extended Term Loan A	197
Extended Term Loan A	236
Term Loan B	237
7.625% Senior Secured Second Lien Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
5.75% Senior Notes	900
0.25% Exchangeable Senior Notes	403
Finance lease obligations	27
Corporate Debt (excluding securitizations)	3,507
Less: Cash and cash equivalents	859
Net debt under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	$2,648

EBITDA as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes (a)	$1,067

Consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	2.5	x
_______________
(a)As set forth in the immediately preceding table, for the four-quarter period ended June 30, 2021, EBITDA, as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
At June 30, 2021 the amount of the Company's cumulative credit under the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes was approximately $588 million. At June 30, 2021, the cumulative credit basket available for restricted payments was approximately $547 million under the indenture governing the 9.375% Senior Notes and approximately $567 million under the indenture governing 7.625% Senior Secured Second Lien Notes.
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
Contractual Obligations
Other than the issuance of $403 million of Exchangeable Senior Notes in June 2021, the Company's future contractual obligations as of June 30, 2021 have not changed materially from the amounts reported on the "Contractual Obligations Update" table in our 2020 Form 10-K, which included the Company's debt transactions on a pro forma basis that occurred during the first quarter of 2021, as described in Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,899 million and $710 million, respectively, at June 30, 2021 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares carrying values of the goodwill reporting units and other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2021, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility and Term Loan B Facility under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2021, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $670 million, which excludes $147 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at June 30, 2021 was 2.26%. The interest rate with respect to the Term Loan B Facility is based on adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%). The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2021 senior secured leverage ratio, the LIBOR margin was 1.75%. At June 30, 2021, the one-month LIBOR rate was 0.10%; therefore, we have estimated that a 0.25% increase in LIBOR would have a $1 million impact on our annual interest expense.
As of June 30, 2021, we had interest rate swaps with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our $670 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $63 million for the fair value of the interest rate swaps at June 30, 2021.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $7 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2021 and for the three and six-month periods ended June 30, 2021 and 2020 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated August 4, 2021, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
Legal and Regulatory Environment. All of our businesses, as well as our mortgage origination joint venture and the businesses of our franchisees are highly regulated and subject to shifts in public policy, statutory interpretation and enforcement priorities of regulators and other government authorities as well as amendments to existing regulations and regulatory guidance. Likewise, litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry – or against companies in other industries – may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation or investigations for the Company. In addition, through our subsidiaries, employees and/or affiliated agents, we are a participant in many multiple listing services ("MLSs"), a member-owner of certain MLSs, and a member of the National Association of Realtors ("NAR") and respective state realtor associations, all of which also are subject to litigation, regulatory or policy shifts, including with respect to NAR and MLS rules.
From time to time, certain industry practices have come under federal or state scrutiny or have been the subject of litigation. Examples may include, but are not limited to, various NAR and MLS rules, compliance with RESPA or similar state statutes (including, but not limited to, those related to the broker-to-broker exception, marketing agreements or consumer rebates), sales agent classification and worker classification statutes, broker fiduciary duties, federal and state fair housing laws, consumer lending and debt collection laws, false or fraudulent claims laws, and state laws limiting or prohibiting inducements, cash rebates and gifts to consumers.
Heightened scrutiny can follow changes in administration and the industry is currently experiencing such increased interest by regulators and other government offices, both on a federal and state level. We cannot assure you that changes in legislation, regulations, interpretations or regulatory guidance, or enforcement priorities will not result in additional limitations or restrictions on our business or otherwise adversely affect us.
For example, in July 2021, the Department of Justice (“DOJ”) filed a notice of withdrawal of consent to its November 2020 proposed settlement with NAR to settle a civil lawsuit in which the DOJ alleged that NAR established and enforced illegal restraints on the ways the real estate industry operates. The DOJ also filed to voluntarily dismiss the civil lawsuit without prejudice in July 2021, stating in a concurrently filed press release that “[t]he department determined that the [November 2020] settlement will not adequately protect the department’s rights to investigate other conduct by NAR that could impact competition in the real estate market…” The DOJ further noted in its press release that it “is taking this action to permit a broader investigation of NAR’s rules and conduct to proceed without restriction.” Although we were not a party to or a participant in the DOJ’s civil lawsuit against, or settlement agreement with, NAR, and do not agree with certain of the assertions raised, we do believe the settlement provisions generally were reasonable revisions that would modernize the practices at issue. We intend over time to comply voluntarily with the substance of various commitments embodied in the settlement agreement to the extent such commitments are within our control, including enhancing consumer access to certain information concerning real estate agent commission arrangements wherever MLSs manage brokers’ listings and authorize display.
In addition, to the announcements by DOJ, there have been recent statements and actions by the Federal Trade Commission (“FTC”) and the executive branch focused on increasing competition. An Executive Order issued by the White House in July 2021 identified areas of interest for further investigation—including real estate brokerage and listings. In July

2021, the FTC rescinded its 2015 antitrust policy statement, noting in a press release that such statement “has constrained the agency’s use of its authority to stop anticompetitive business tactics under Section 5 of the FTC Act.”
In 2018, the DOJ and FTC held a joint public workshop to explore competition issues in the residential real estate services industry at which a variety of issues, beyond those alleged in the DOJ's November 2020 civil lawsuit against NAR, were raised that could be determined to be anti-competitive in the future.
Further, in worker classification litigation involving a competing brokerage, the New Jersey Appellate Division recently applied a strict classification test to wage and hour cases in New Jersey. We anticipate this decision will be appealed. In its holding, the New Jersey Appellate Division also observed that legislative statutory amendments made in 2018 may affect worker classification claims related to real estate agents in New Jersey on a go-forward basis. Another worker classification matter in New Jersey against an insurance brokerage also is pending before the New Jersey Supreme Court and an adverse ruling in that case could adversely impact other industries, including the real estate industry. Also, there have been several challenges to the constitutionality and enforceability of a California worker classification statute adopted in 2019 as it applies to other industries, which if found unconstitutional, could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in California. We continue to monitor these matters as well as related federal and state developments.
There can be no assurances as to whether the DOJ or FTC, their state counterparts, state or federal courts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry or are otherwise proscribed. Any such determination by the DOJ, FTC, their state counterparts, courts, or other governmental body could result in industry investigations, enforcement actions or other legislative or regulatory action or other actions, any of which could have the potential to materially disrupt our business.
Item 1A. Risk Factors
Other than as described below, there were no material changes to the risk factors reported in Part 1, "Item 1A. Risk Factors" in our 2020 Form 10-K.
The exchangeable note hedge and warrant transactions may affect the value of our common stock.
Concurrent with the offering of the Exchangeable Senior Notes, we entered into exchangeable note hedge transactions and warrant transactions with certain counterparties (the "Option Counterparties"). The exchangeable note hedge transactions are expected generally to reduce the potential dilution upon exchange of the notes and/or offset any cash payments we are required to make in excess of the principal amount of exchanged notes, as the case may be. However, the warrant transactions could separately have a dilutive effect on our common stock to the extent that the market price per share of common stock exceeds the strike price of the warrants.
The Option Counterparties or their respective affiliates may modify their hedge positions by entering into or unwinding various derivatives with respect to our common stock and/or purchasing or selling the common stock or other securities of ours in secondary market transactions prior to the maturity of the Exchangeable Senior Notes (and are likely to do so during any observation period related to an exchange of the notes). This activity could cause or avoid an increase or a decrease in the market price of our common stock.
We are subject to counterparty risk with respect to the exchangeable note hedge transactions.
The Option Counterparties are financial institutions or affiliates of financial institutions, and we are subject to the risk that one or more of such Option Counterparties may default under the exchangeable note hedge transactions. Our exposure to the credit risk of the Option Counterparties is not secured by any collateral. If any Option Counterparty becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at that time under the exchangeable note hedge transaction. Our exposure will depend on many factors but, generally, the increase in our exposure will be correlated to the increase in our common stock market price and in the volatility of the market price of our common stock. In addition, upon a default by the Option Counterparty, we may suffer adverse tax consequences and dilution with respect to our common stock. We can provide no assurance as to the financial stability or viability of any Option Counterparty.
Item 6.    Exhibits.
See Exhibit Index.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: August 4, 2021
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: August 4, 2021
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller

EXHIBIT INDEX
Exhibit        Description
3.1    Fifth Amended and Restated Certificate of Incorporation of Realogy Holdings Corp. (Incorporated by reference to Exhibit 3.1 to Realogy Holding's Current Report on Form 8-K filed on May 5, 2021).
4.1    Indenture, dated as of June 2, 2021, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 0.25% Exchangeable Senior Notes due 2026. (incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
4.2     Form of 0.25% Exchangeable Senior Note due 2026 (included in the 0.25% Exchangeable Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
10.1    Realogy Holdings Corp. Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Realogy Holding's Current Report on Form 8-K filed on May 5, 2021).
10.2*    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan.
10.3    Form of Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
10.4    Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
10.5    Sixteenth Omnibus Amendment, dated as of June 4, 2021, among Cartus Corporation, Cartus Financial Corporation, Apple Ridge Services Corporation, Apple Ridge Funding LLC, Realogy Group LLC, U.S. Bank National Association, the managing agents party to the Note Purchase Agreement dated December 14, 2011, as amended, and Crédit Agricole Corporate and Investment Bank (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 4, 2021).
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
32.2*    Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101     The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.