Form 10-Q
period 2021-09-30
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2021-11-03
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 116,588,207 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of November 1, 2021.
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
•"Term Loan B Facility" (paid in full in September 2021) refers to the term loans under the Senior Secured Credit Facility;
•"Term Loan A Agreement" refers to the Term Loan A Agreement, dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time;
•"Non-extended Term Loan A" (paid in full in September 2021) and "Extended Term Loan A" each refer to the applicable portion of the Term Loan A facility under the Term Loan A Agreement and are referred to collectively as the "Term Loan A Facility;"
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
•The impact of evolving competitive and consumer dynamics, which could include, but are not limited to:
◦continued erosion of the broker's share of the commission income generated by homesale transactions and the continued rise of the sales agent's share of such commissions;
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
◦compete for real estate services business, including ancillary services such as title underwriting, title and settlement, mortgage origination, relocation and lead generation services;
◦develop or procure products, services and technology that support our strategic initiatives;
◦realize the expected benefits from our non-exclusive mortgage origination joint venture, our RealSure joint venture, our planned title underwriting joint venture, or from other existing or future strategic partnerships;
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
◦the operating results of affiliated franchisees and their ability to pay franchise and related fees;
◦continued consolidation among our top 250 franchisees;
◦difficulties in the business or changes in the licensing strategy of, or complications in our relationships with, the owners of the two brands we do not own;
◦the loss of our largest real estate benefit program client or multiple significant relocation clients;

◦continued reductions in refinancing activity or in corporate relocations or relocation benefits;
◦the failure of third-party vendors or partners to perform as expected or our failure to adequately monitor such third-parties; and
◦our reliance on information technology to operate our business and maintain our competitiveness;
•Listing aggregator concentration and market power creates, and is expected to continue to create, disruption in the residential real estate brokerage industry, including with respect to ancillary services, which may have a material adverse effect on our results of operations and financial condition;
•Industry structure changes—as a result of new laws, regulations, consent decrees, administrative policies or guidance, litigation or other legal action (such as investigations and regulatory proceedings), the rules of multiple listing services ("MLSs") or the National Association of Realtors ("NAR") or otherwise—that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of September 30, 2021, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 3, 2021

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of September 30, 2021, and the related condensed consolidated statements of operations and comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2021 and 2020, and of cash flows for the nine-month periods ended September 30, 2021 and 2020, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 3, 2021

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Gross commission income	$1,689	$1,458	$4,616	$3,227
Service revenue	315	281	878	702
Franchise fees	139	133	391	289
Other	43	37	124	114
Net revenues	2,186	1,909	6,009	4,332
Expenses
Commission and other agent-related costs	1,309	1,105	3,567	2,420
Operating	424	380	1,230	1,068
Marketing	69	55	193	155
General and administrative	120	108	324	265
Former parent legacy cost, net	—	1	1	1
Restructuring costs, net	4	17	14	47
Impairments	1	70	3	610
Depreciation and amortization	50	43	152	134
Interest expense, net	52	48	147	208
Loss on the early extinguishment of debt	3	—	21	8
Other loss (income), net	1	—	(17)	—
Total expenses	2,033	1,827	5,635	4,916
Income (loss) before income taxes, equity in earnings and noncontrolling interests	153	82	374	(584)
Income tax expense (benefit)	48	36	125	(110)
Equity in earnings of unconsolidated entities	(11)	(53)	(52)	(98)
Net income (loss)	116	99	301	(376)
Less: Net income attributable to noncontrolling interests	(2)	(1)	(5)	(2)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$114	$98	$296	$(378)

Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$0.98	$0.85	$2.55	$(3.28)
Diluted earnings (loss) per share	$0.95	$0.84	$2.46	$(3.28)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	116.6	115.4	116.3	115.2
Diluted	120.3	116.7	120.2	115.2

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$116	$99	$301	$(376)
Currency translation adjustment	—	—	(1)	(1)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	—	1	2	2
Other comprehensive income, before tax	—	1	1	1
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive income, net of tax	—	1	1	1
Comprehensive income (loss)	116	100	302	(375)
Less: comprehensive income attributable to noncontrolling interests	(2)	(1)	(5)	(2)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$114	$99	$297	$(377)

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2021	December 31, 2020

ASSETS
Current assets:
Cash and cash equivalents	$701	$520
Restricted cash	5	3
Trade receivables (net of allowance for doubtful accounts of $11 and $13)	140	128
Relocation receivables	185	139
Other current assets	194	154
Total current assets	1,225	944
Property and equipment, net	302	317
Operating lease assets, net	448	450
Goodwill	2,899	2,910
Trademarks	685	685
Franchise agreements, net	1,038	1,088
Other intangibles, net	175	188
Other non-current assets	421	352
Total assets	$7,193	$6,934
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125	$128
Securitization obligations	146	106
Current portion of long-term debt	9	62
Current portion of operating lease liabilities	126	129
Accrued expenses and other current liabilities	661	600
Total current liabilities	1,067	1,025
Long-term debt	2,938	3,145
Long-term operating lease liabilities	418	430
Deferred income taxes	353	276
Other non-current liabilities	289	291
Total liabilities	5,065	5,167
Commitments and contingencies (Note 8)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 116,586,201 shares issued and outstanding at September 30, 2021 and 115,457,067 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	4,939	4,876
Accumulated deficit	(2,759)	(3,055)
Accumulated other comprehensive loss	(58)	(59)
Total stockholders' equity	2,123	1,763
Noncontrolling interests	5	4
Total equity	2,128	1,767
Total liabilities and equity	$7,193	$6,934
See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$301	$(376)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	152	134
Deferred income taxes	76	(112)
Impairments	3	610
Amortization of deferred financing costs and debt discount (premium)	12	8
Loss on the early extinguishment of debt	21	8
Gain on the sale of business, net	(14)	—
Equity in earnings of unconsolidated entities	(52)	(98)
Stock-based compensation	21	19
Mark-to-market adjustments on derivatives	(8)	59
Other adjustments to net income (loss)	(2)	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(13)	(24)
Relocation receivables	(46)	2
Other assets	(12)	15
Accounts payable, accrued expenses and other liabilities	32	137
Dividends received from unconsolidated entities	49	59
Other, net	(31)	(22)
Net cash provided by operating activities	489	418
Investing Activities
Property and equipment additions	(71)	(69)
Proceeds from the sale of business	15	—
Investment in unconsolidated entities	(7)	(2)
Other, net	(5)	(13)
Net cash used in investing activities	(68)	(84)
Financing Activities
Net change in Revolving Credit Facility	—	(50)
Repayments of Term Loan A Facility and Term Loan B Facility	(1,490)	—
Proceeds from issuance of Senior Notes	905	—
Proceeds from issuance of Senior Secured Second Lien Notes	—	550
Redemption of Senior Notes	—	(550)
Proceeds from issuance of Exchangeable Senior Notes	403	—
Payments for purchase of Exchangeable Senior Notes hedge transactions	(67)	—
Proceeds from issuance of Exchangeable Senior Notes warrant transactions	46	—
Amortization payments on term loan facilities	(8)	(31)
Net change in securitization obligations	40	(62)
Debt issuance costs	(20)	(14)
Cash paid for fees associated with early extinguishment of debt	(11)	(7)
Taxes paid related to net share settlement for stock-based compensation	(9)	(5)
Other, net	(27)	(34)
Net cash used in financing activities	(238)	(203)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net increase in cash, cash equivalents and restricted cash	183	131
Cash, cash equivalents and restricted cash, beginning of period	523	266
Cash, cash equivalents and restricted cash, end of period	$706	$397

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $3 and $4 respectively)	$121	$133
Income tax payments (refunds), net	32	(9)
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of September 30, 2021 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2021 and 2020 and cash flows for the nine months ended September 30, 2021 and 2020. The Consolidated Balance Sheet at December 31, 2020 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2020.
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
The following table summarizes fair value measurements by level at September 30, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other non-current liabilities)	—	57	—	57
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	3	3
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2020	$3
Additions: contingent consideration related to acquisitions completed during the period	1
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at September 30, 2021	$3
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2021		December 31, 2020
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Non-extended Revolving Credit Commitment	$—	$—	$—	$—
Extended Revolving Credit Commitment	—	—	—	—
Term Loan B	—	—	1,048	1,032
Term Loan A Facility:
Non-extended Term Loan A	—	—	684	671
Extended Term Loan A	234	230	—	—
7.625% Senior Secured Second Lien Notes	550	586	550	595
4.875% Senior Notes	407	422	407	415
9.375% Senior Notes	550	604	550	609
5.75% Senior Notes	900	932	—	—
0.25% Exchangeable Senior Notes	403	406	—	—

_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At September 30, 2021 and December 31, 2020, the Company had various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets.
The Company's investment in Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity") at Realogy Title Group had investment balances of $94 million and $90 million at September 30, 2021 and December 31, 2020, respectively. For the three months ended September 30, 2021 and 2020, the Company recorded equity earnings of $11 million and $51 million, respectively, related to its investment in Guaranteed Rate Affinity. For the nine months ended September 30, 2021 and 2020, the Company recorded equity earnings of $49 million and $95 million, respectively, related to its investment in Guaranteed Rate Affinity. The Company received $44 million and $56 million in cash dividends from Guaranteed Rate Affinity during the nine months ended September 30, 2021 and 2020, respectively.
The Company's other equity method investments had investment balances totaling $12 million and $10 million at September 30, 2021 and December 31, 2020, respectively. The Company recorded no equity earnings and $2 million equity earnings from the operations of these equity method investments for the three months ended September 30, 2021 and 2020, respectively. The Company recorded $3 million equity earnings from the operations of these equity method investments during both the nine months ended September 30, 2021 and 2020. The Company received $5 million and $3 million in cash dividends from these equity method investments during the nine months ended September 30, 2021 and 2020, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $48 million and $36 million for the three months ended September 30, 2021 and 2020, respectively, and an expense of $125 million and a benefit of $110 million for the nine months ended September 30, 2021 and 2020, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of September 30, 2021, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Interest rate swap contracts	Other non-current liabilities	57	81
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss or (Gain) Recognized for Derivative Instruments	Loss or (Gain) Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2021	2020	2021	2020
Interest rate swap contracts	Interest expense	$(1)	$—	$(8)	$59

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

	Three Months Ended September 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross commission income (a)	$—	$—	$1,689	$1,458	$—	$—	$—	$—	$1,689	$1,458
Service revenue (b)	66	65	7	9	242	207	—	—	315	281
Franchise fees (c)	247	227	—	—	—	—	(108)	(94)	139	133
Other (d)	29	22	9	12	8	6	(3)	(3)	43	37
Net revenues	$342	$314	$1,705	$1,479	$250	$213	$(111)	$(97)	$2,186	$1,909

	Nine Months Ended September 30,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross commission income (a)	$—	$—	$4,616	$3,227	$—	$—	$—	$—	$4,616	$3,227
Service revenue (b)	173	190	22	18	683	494	—	—	878	702
Franchise fees (c)	687	502	—	—	—	—	(296)	(213)	391	289
Other (d)	83	69	29	36	23	16	(11)	(7)	124	114
Net revenues	$943	$761	$4,667	$3,281	$706	$510	$(307)	$(220)	$6,009	$4,332
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2021	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2021
Realogy Franchise Group:
Deferred area development fees (a)	$43	$1	$(4)	$40
Deferred brand marketing fund fees (b)	14	78	(71)	21
Deferred outsourcing management fees (c)	3	31	(30)	4
Other deferred income related to revenue contracts	10	24	(23)	11
Total Realogy Franchise Group	70	134	(128)	76
Realogy Brokerage Group:
Advanced commissions related to development business (d)	9	2	—	11
Other deferred income related to revenue contracts	3	2	(2)	3
Total Realogy Brokerage Group	12	4	(2)	14
Total	$82	$138	$(130)	$90

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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $4 million and $9 million during the nine months ended September 30, 2021 and 2020, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
Other than the Company's facility closures as described in Note 5, "Restructuring Costs," the Company's lease obligations as of September 30, 2021 have not changed materially from the amounts reported in our 2020 Form 10-K.
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
The FASB issued its new standard on Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for instruments with characteristics of liabilities and equity, including convertible debt. The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock resulting in fewer embedded conversion features being separately recognized from the host contract and the interest rate of more convertible debt instruments being closer to the coupon interest rate, as compared with current guidance. The new standard also amends the derivative guidance for the “own stock” scope exception, which exempts qualifying instruments from being accounted for as derivatives if certain criteria are met. In addition, the standard changes the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard is effective for reporting periods beginning on or after December 15, 2021 and permits the use of either the modified retrospective or fully retrospective method of transition. The Company plans to adopt the new standard on January 1, 2022 using the modified retrospective approach and is currently evaluating the impact of adopting this standard on the Company's financial statements.

2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at December 31, 2020	$2,509	$245	$156	$2,910
Goodwill acquired (a)	—	—	2	2
Goodwill reduction for sale of a business (b)	(3)	(10)	—	(13)
Balance at September 30, 2021	$2,506	$235	$158	$2,899

Accumulated impairment losses (c)	$1,447	$808	$324	$2,579
_______________
(a)Goodwill acquired during the nine months ended September 30, 2021 relates to the acquisition of one title and settlement operation.
(b)Goodwill reduction relates to the sale of a relocation-related business during the first quarter of 2021 and the sale of a business at Realogy Brokerage Group during the second quarter of 2021.
(c)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of September 30, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$972	$1,038	$2,010	$922	$1,088
Indefinite life—Trademarks (b)	$685		$685	$685		$685
Other Intangibles
Amortizable—License agreements (c)	$45	$14	$31	$45	$13	$32
Amortizable—Customer relationships (d)	456	339	117	509	376	133
Indefinite life—Title plant shares (e)	25		25	20		20
Amortizable—Other (f)	12	10	2	14	11	3
Total Other Intangibles	$538	$363	$175	$588	$400	$188
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
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Franchise agreements	$16	$17	$50	$51
License agreements	1	1	1	1
Customer relationships	5	—	16	1
Other	1	1	2	3
Total	$23	$19	$69	$56

Based on the Company’s amortizable intangible assets as of September 30, 2021, the Company expects related amortization expense for the remainder of 2021, the four succeeding years and thereafter to be approximately $23 million, $90 million, $89 million, $89 million, $89 million and $808 million, respectively.
3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2021	December 31, 2020
Accrued payroll and related employee costs	$253	$239
Advances from clients	29	65
Accrued volume incentives	51	46
Accrued commissions	54	48
Restructuring accruals	12	16
Deferred income	57	46
Accrued interest	58	18
Current portion of finance lease liabilities	12	13
Due to former parent	19	19
Other	116	90
Total accrued expenses and other current liabilities	$661	$600

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2021	December 31, 2020
Senior Secured Credit Facility:
Non-extended Revolving Credit Commitment	$—	$—
Extended Revolving Credit Commitment	—	—
Term Loan B	—	1,036
Term Loan A Facility:
Non-extended Term Loan A	—	681
Extended Term Loan A	233	—
7.625% Senior Secured Second Lien Notes	542	540
4.875% Senior Notes	406	406
9.375% Senior Notes	544	544
5.75% Senior Notes	898	—
0.25% Exchangeable Senior Notes	324	—
Total Short-Term & Long-Term Debt	$2,947	$3,207
Securitization Obligations:
Apple Ridge Funding LLC	$144	$102
Cartus Financing Limited	2	4
Total Securitization Obligations	$146	$106

Indebtedness Table
As of September 30, 2021, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility (1):
Non-extended Revolving Credit Commitment	(2)	February 2023	$—	$ *	$—
Extended Revolving Credit Commitment	(2)	February 2025 (3)	—	*	—
Term Loan B	(4)	February 2025	—	—	—
Term Loan A Facility (5):
Non-extended Term Loan A	(6)	February 2023	—	—	—
Extended Term Loan A	(7)	February 2025 (3)	234	1	233
Senior Secured Second Lien Notes (8)	7.625%	June 2025	550	8	542
Senior Notes (8)	4.875%	June 2023	407	1	406
Senior Notes (8)	9.375%	April 2027	550	6	544
Senior Notes (8)	5.75%	January 2029	900	2	898
Exchangeable Senior Notes	0.25%	June 2026	403	79	324
Total Short-Term & Long-Term Debt			$3,044	$97	$2,947
Securitization obligations: (9)
Apple Ridge Funding LLC (10)		June 2022	$144	$ *	$144
Cartus Financing Limited (11)		September 2022	2	*	2
Total Securitization Obligations			$146	$—	$146
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)The available capacity under the Non-extended Revolving Credit Commitment is $477 million, while the available capacity under the Extended Revolving Credit Commitment is $948 million. As of September 30, 2021, there were no outstanding borrowings under either the Non-extended Revolving Credit Commitment or Extended Revolving Credit Commitment and $42 million of outstanding undrawn letters of credit. The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to earlier springing maturity described in footnote (3), the Extended Revolving Credit Commitment expires in February 2025, but in each instance, amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities. On November 1, 2021, the Company had no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Senior Secured Credit Facility at September 30, 2021 are based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended September 30, 2021.
(3)The maturity date of each of the Extended Revolving Credit Commitment and Extended Term Loan A may spring forward to March 2, 2023 if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023).
(4)In January and February 2021, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $655 million of outstanding borrowings under the Term Loan B Facility. In April 2021, the Company used cash on hand to pay down $150 million of outstanding borrowings under the Term Loan B Facility. In September 2021, the Company used cash on hand to repay approximately $238 million in principal amount of outstanding borrowings under the Term Loan B Facility, representing all of the remaining Term Loan B due 2025. The Term Loan B Facility provided for quarterly amortization payments totaling 1% per annum of the $1,080 million original principal amount. The interest rate with respect to term loans under the Term Loan B Facility was based on, at the Company’s option, (a) adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or (b) ABR plus 1.25% (with an ABR floor of 1.75%).
(5)In January 2021, prior to the effective date of the 2021 Amendments, we used a portion of the proceeds from the issuance of 5.75% Senior Notes to pay down $250 million of outstanding borrowings under the Term Loan A Facility. The interest rates with respect to each of the Non-extended Term Loan A and Extended Term Loan A are based on, at the Company's option, (a) adjusted LIBOR plus an additional margin or (b) ABR plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended September 30, 2021.
(6)In September 2021, the Company used cash on hand to repay approximately $197 million in principal amount of outstanding borrowings under the Term Loan A Facility, representing all of the remaining Non-extended Term Loan A due 2023. The Company was not required to make amortization payments on the Non-extended Term Loan A.
(7)The Extended Term Loan A has quarterly amortization payments, which commenced on June 30, 2021, equal to a percentage per quarter of the $237 million principal amount of the Extended Term Loan A outstanding on January 27, 2021 (the effective date of the 2021 Amendments), as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025.
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
(10)As of September 30, 2021, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program leaving $56 million of available capacity.
(11)Consists of a £10 million revolving loan facility and a £5 million working capital facility. As of September 30, 2021, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program leaving $18 million of available capacity. In August 2021, Realogy Group extended the existing Cartus Financing Limited securitization program to September 2021 and in September 2021 the program was amended and further extended from October 2021 to September 2022, consisting of a £5 million revolving loan facility and a £5 million working capital facility.
Maturities Table
As of September 30, 2021, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2021 and each of the next four years is as follows:

Year	Amount
Remaining 2021 (a)	$1
2022	10
2023	423
2024	22
2025	735
_______________
(a)Remaining 2021 includes amortization payments for the Extended Term Loan A. The current portion of long-term debt of $9 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments for the Extended Term Loan A.
Senior Secured Credit Agreement and Term Loan A Agreement
The Company's Amended and Restated Credit Agreement dated as of March 5, 2013 (as amended, amended and restated, modified or supplemented from time to time, the "Senior Secured Credit Agreement") governs its senior secured revolving credit facility (the "Revolving Credit Facility") and, until its repayment in full in September 2021, term loan B facility (the "Term Loan B Facility", and collectively with the Revolving Credit Facility, the "Senior Secured Credit Facility") and the Company's Term Loan A Agreement dated as of October 23, 2015 (as amended, amended and restated, modified or supplemented from time to time, the "Term Loan A Agreement") governs its senior secured term loan A credit facility (the "Term Loan A Facility").

In the first quarter of 2021, the Company repaid $250 million of outstanding borrowings under the Term Loan A Facility and $655 million of outstanding borrowings under the Term Loan B Facility using proceeds from its January and February 2021 issuances of $900 million 5.75% Senior Notes due 2029. In April 2021, the Company used cash on hand to pay down $150 million of outstanding borrowings under the Term Loan B Facility. In September 2021, the Company used cash on hand to repay approximately $197 million in principal amount of outstanding borrowings under the Term Loan A Facility (representing all of the remaining Non-Extended Term Loan A) and approximately $238 million in principal amount of outstanding borrowings under the Term Loan B Facility (representing all of the remaining Term Loan B).
In January 2021, Realogy Group entered into amendments to the Senior Secured Credit Agreement, referred to collectively herein as the "2021 Amendments", which among other things extended the maturity of a portion of the outstanding loans under the Term Loan A Facility (the "Extended Term Loan A") and a portion of the commitments under the Revolving Credit Facility (the "Extended Revolving Credit Commitment"), in each case from February 2023 to February 2025, provided that if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Extended Term Loan A and Extended Revolving Credit Commitment will be March 2, 2023.
Senior Secured Credit Facility
The Senior Secured Credit Facility includes a $1,425 million Revolving Credit Facility which includes a $125 million letter of credit subfacility. The Revolving Credit Facility includes available capacity under the Non-extended Revolving Credit Commitment of $477 million and the available capacity under the Extended Revolving Credit Commitment of $948 million. The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to earlier springing maturity described above, the Extended Revolving Credit Commitment expires in February 2025. The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted LIBOR or ABR plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Until its repayment in full in September 2021, the Senior Secured Credit Facility also included the Term Loan B Facility issued in the original aggregate principal amount of $1,080 million with a maturity date of February 2025. The Term Loan B Facility had quarterly amortization payments totaling 1% per annum of the initial aggregate principal amount. The interest rate with respect to term loans under the Term Loan B Facility was based on, at Realogy Group's option, adjusted LIBOR plus 2.25% (with a LIBOR floor of 0.75%) or ABR plus 1.25% (with an ABR floor of 1.75%).
The obligations under the Senior Secured Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Realogy Group, Realogy Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries and subject to certain exceptions.
Realogy Group's Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Realogy Group maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the securitization obligations, 7.625% Senior Secured Second Lien Notes, or our unsecured indebtedness, including the Unsecured Notes and the Exchangeable Senior Notes. At September 30, 2021, Realogy Group was in compliance with the senior secured leverage ratio covenant. For the calculation of the senior secured leverage ratio for the third quarter of 2021, see Part I., "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations—Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility".

Term Loan A Facility
The term loans under the Term Loan A Facility were originally $750 million. In September 2021, the Company repaid the Non-extended Term Loan A due February 2023 in full. The Extended Term Loan A due February 2025, subject to earlier springing maturity described above, provides for quarterly amortization based on a percentage of the principal amount of $237 million, which commenced on June 30, 2021, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025. No amortization payments were required on the Non-extended Term Loan A.
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
Unsecured Notes
The 4.875% Senior Notes, 9.375% Senior Notes and 5.75% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group that mature on June 1, 2023, April 1, 2027 and January 15, 2029, respectively. Interest on the Unsecured Notes is payable each year semiannually on June 1 and December 1 for the 4.875% Senior Notes, on April 1 and October 1 for the 9.375% Senior Notes, and on January 15 and July 15 for the 5.75% Senior Notes (which commenced on July 15, 2021).
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
The difference between the principal amount of the Exchangeable Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company will amortize to interest expense over the term of the Exchangeable Senior Notes using an effective interest rate of 4.375%. The Company recognized non-cash interest expense of $4 million related to the Exchangeable Senior Notes since issuance in the second quarter of 2021.
The Exchangeable Senior Notes consisted of the following components as of September 30, 2021:

September 30, 2021
Liability component:
Principal	$403
Less: debt discount and issuance costs, net of amortization	79
Net carrying amount	$324

Equity component: (*)	$53
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
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2022. As of September 30, 2021, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $144 million being utilized, leaving $56 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
Realogy Group, through a special purpose entity known as Cartus Financing Limited, has agreements providing for a £10 million revolving loan facility and a £5 million working capital facility. In August 2021, Realogy Group extended the existing Cartus Financing Limited securitization program to September 2021 and in September 2021 the program was amended and further extended from October 2021 to September 2022, consisting of a £5 million revolving loan facility and a £5 million working capital facility. As of September 30, 2021, there were $2 million of outstanding borrowings under the facilities leaving $18 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. These Cartus Financing Limited facilities are secured by the relocation assets of a U.K. government contract in this special purpose entity and are therefore classified as permitted securitization financings as defined in Realogy Group’s Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and 7.625% Senior Secured Second Lien Notes.
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
Certain of the funds that Realogy Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $174 million and $135 million of underlying relocation receivables and other related relocation assets at September 30, 2021 and December 31, 2020, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $1 million for both the three months ended September 30, 2021 and 2020, as well as $3 million and $4 million for the nine months ended September 30, 2021 and 2020, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.2% and 3.6% for the nine months ended September 30, 2021 and 2020, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in January and February 2021, the pay down of $150 million of outstanding borrowings under the Term Loan B Facility in April 2021 and the pay downs of the Non-extended Term Loan A and the Term Loan B Facility in September 2021, the Company recorded losses on the early extinguishment of debt of $21 million and wrote off certain financing costs of $1 million to interest expense during the nine months ended September 30, 2021.
During the nine months ended September 30, 2020 the Company recorded a loss on the early extinguishment of debt of $8 million as a result of the refinancing transactions in June 2020.
5.    RESTRUCTURING COSTS
Restructuring charges were $4 million and $14 million for the three and nine months ended September 30, 2021, respectively, and $17 million and $47 million for the three and nine months ended September 30, 2020, respectively. The components of the restructuring charges for the three and nine months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Personnel-related costs (1)	$1	$5	$5	$13
Facility-related costs (2)	3	12	9	34
Total restructuring charges	$4	$17	$14	$47
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
As a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment in mid-March 2020 and has worked to comply with state and local regulators to ensure safe working conditions. Many of the Company's employees continued to work remotely on a full-time or hybrid basis. This transition to remote work has allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented in the second half of 2020 and in 2021.

The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2020	$5	$22	$27
Restructuring charges (1)	5	9	14
Costs paid or otherwise settled	(7)	(14)	(21)
Balance at September 30, 2021	$3	$17	$20
_______________
(1)In addition, the Company incurred an additional $1 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the nine months ended September 30, 2021.
The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred (1)	Amount incurred to date	Total amount remaining to be incurred (1)
Personnel-related costs	$57	$55	$2
Facility-related costs	105	70	35
Other restructuring costs	1	1	—
Total	$163	$126	$37
_______________
(1)Facility-related costs include potential lease asset impairments to be incurred under the Facility and Operational Efficiencies Program.
The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Realogy Franchise Group	$33	$32	$1
Realogy Brokerage Group	78	66	12
Realogy Title Group	6	6	—
Corporate and Other	46	22	24
Total	$163	$126	$37
6.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2021	116.6	$1	$4,932	$(2,873)	$(58)	$4	$2,006
Net income	—	—	—	114	—	2	116
Exercise of stock options	0.1	—	—	—	—	—	—
Stock-based compensation	—	—	7	—	—	—	7
Issuance of shares for vesting of equity awards	(0.1)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2021	116.6	$1	$4,939	$(2,759)	$(58)	$5	$2,128

	Three Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2020	115.4	$1	$4,847	$(3,171)	$(56)	$4	$1,625
Net income	—	—	—	98	—	1	99
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	9	—	—	—	9
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2020	115.4	$1	$4,856	$(3,073)	$(55)	$4	$1,733

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	296	—	5	301
Other comprehensive income	—	—	—	—	1	—	1
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	0.1	—	1	—	—	—	1
Stock-based compensation	—	—	21	—	—	—	21
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(9)	—	—	—	(9)
Dividends	—	—	—	—	—	(4)	(4)
Balance at September 30, 2021	116.6	$1	$4,939	$(2,759)	$(58)	$5	$2,128

	Nine Months Ended September 30, 2020
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(378)	—	2	(376)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	19	—	—	—	19
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(5)	—	—	—	(5)
Dividends	—	—	—	—	—	(2)	(2)
Balance at September 30, 2020	115.4	$1	$4,856	$(3,073)	$(55)	$4	$1,733

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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Realogy Holdings shareholders	$114	$98	$296	$(378)
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	116.6	115.4	116.3	115.2
Dilutive effect of stock-based compensation	3.7	1.3	3.9	—
Dilutive effect of Exchangeable Senior Notes and warrants	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	120.3	116.7	120.2	115.2
Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$0.98	$0.85	$2.55	$(3.28)
Diluted earnings (loss) per share	$0.95	$0.84	$2.46	$(3.28)
The three and nine months ended September 30, 2021 exclude 3.8 million and 3.6 million shares, respectively, of common stock issuable for incentive equity awards, which include performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The three months ended September 30, 2020 exclude 8.3 million shares of common stock issuable for incentive equity awards, which include performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation. The Company was in a net loss position for the nine months ended September 30, 2020 and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. Shares to be provided to the Company from the exchangeable note hedge transactions purchased concurrently with its issuance of Exchangeable Senior Notes are anti-dilutive and are not included in its diluted shares.

8.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries or regulatory actions related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters. Examples of such matters may include but are not limited to allegations:
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
•concerning alleged violations of RESPA, state consumer fraud statutes, federal consumer protection statutes or other state real estate law violations;
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
•related to intellectual property or copyright law, including infringement actions alleging improper use of copyrighted photographs on websites or in marketing materials without consent of the copyright holder or claims challenging our trademarks;
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
Other ordinary court legal proceedings that may arise from time to time include those related to commercial arrangements, indemnification (under contract or common law), franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, vicarious liability based upon conduct of individuals or entities outside of our control, including franchisees and independent sales agents, claims under the False Claims Act (or similar state laws), consumer lending and debt collection law claims, employment law claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto.
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
In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff's amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. In January 2021, the plaintiff filed a notice of appeal of the Court’s order granting the demurrer and filed its brief in support of the appeal on June 28, 2021. On October 28, 2021, Century 21 and Century 21 M&M filed their appellate brief in opposition to plaintiff’s appeal. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
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
Company-Initiated Litigation and Related Counterclaims
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). On July 10, 2019, the Company and certain of its subsidiaries filed a complaint against Urban Compass, Inc. and Compass, Inc. (together, "Compass"), which was subsequently amended by the Company. The Company’s current complaint alleges misappropriation of trade secrets; tortious interference with contract; intentional and tortious interference with prospective economic advantage; unfair competition under New York common law; violations of the California Unfair Competition Law, Business and Professional Code Section 17200 et. seq. (unfair competition); violations of New York General Business Law Section 349 (deceptive acts or practices); violations of New York General Business Law Sections 350 and 350-a (false advertising); conversion; and defamation. The Company seeks, among other things, actual and compensatory damages, injunctive relief, and attorneys’ fees and costs. In January 2021,

Compass filed its answer to the Company’s amended complaint, as well as counterclaims and third-party claims against the Company and certain of its subsidiaries, alleging unfair competition, tortious interference with prospective business relations, defamation, injurious falsehoods, and misappropriation of trade secrets. Compass seeks compensatory and punitive damages, injunctive relief, disgorgement of profits, interest and attorneys’ fees. In March 2021, the Company filed a motion to dismiss (with respect to certain counterclaims) and a reply (to the remaining counts of the counterclaims). On April 22, 2021, pursuant to a stipulation of the parties, the Court ordered the dismissal without prejudice of Compass’s third-party claims and those counterclaims against the Company related to unfair competition under New York common law, conspiracy and misappropriation of trade secrets. Discovery in the case is continuing.
The Company disputes the allegations against it in each of the captioned matters described above and will vigorously defend these actions. Given the early stages of each of these cases, we cannot estimate a range of reasonably possible losses for this litigation.
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
The due to former parent balance was $19 million at both September 30, 2021 and December 31, 2020. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $1,016 million at September 30, 2021 and $585 million at December 31, 2020, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
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

	Revenues (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realogy Franchise Group	$342	$314	$943	$761
Realogy Brokerage Group	1,705	1,479	4,667	3,281
Realogy Title Group	250	213	706	510
Corporate and Other (b)	(111)	(97)	(307)	(220)
Total Company	$2,186	$1,909	$6,009	$4,332
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for the Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $111 million and $307 million for the three and nine months ended September 30, 2021, respectively, and $97 million and $220 million for the three and nine months ended September 30, 2020, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Realogy Franchise Group	$211	$200	$576	$421
Realogy Brokerage Group	51	61	116	25
Realogy Title Group	54	95	170	168
Corporate and Other (a)	(43)	(43)	(117)	(94)
Total Company	$273	$313	$745	$520

Less: Depreciation and amortization	50	43	152	134
Interest expense, net	52	48	147	208
Income tax expense (benefit)	48	36	125	(110)
Restructuring costs, net (b)	4	17	14	47
Impairments (c)	1	70	3	610
Former parent legacy cost, net (d)	—	1	1	1
Loss on the early extinguishment of debt (d)	3	—	21	8
Loss (gain) on the sale of business, net (e)	1	—	(14)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group	$114	$98	$296	$(378)
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended September 30, 2021 includes restructuring charges of $1 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other.

The three months ended September 30, 2020 includes restructuring charges of $4 million at Realogy Franchise Group, $11 million at Realogy Brokerage Group and $2 million at Corporate and Other.
The nine months ended September 30, 2021 includes restructuring charges of $4 million at Realogy Franchise Group, $6 million at Realogy Brokerage Group and $4 million at Corporate and Other.
The nine months ended September 30, 2020 includes restructuring charges of $10 million at Realogy Franchise Group, $32 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $2 million at Corporate and Other.
(c)Non- cash impairments for the three and nine months ended September 30, 2021 primarily relate to software and lease asset impairments.
Non-cash impairments for the three months ended September 30, 2020 include $59 million of impairment charges during the three months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds and other asset impairments of $11 million primarily related to lease asset impairments.
Non-cash impairments for the nine months ended September 30, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$133 million of impairment charges during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
•other asset impairments of $34 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Loss (gain) on the sale of business, net is primarily recorded in Realogy Brokerage Group.
10.    SUBSEQUENT EVENTS
On October 6, 2021, the Company announced entry into a strategic agreement with Centerbridge Partners, L.P.(“Centerbridge”), pursuant to which the Company’s indirect, wholly-owned subsidiary, Realogy Title Group LLC, will form a title insurance underwriter joint venture through an investment from funds affiliated with Centerbridge.
Under the strategic agreement, the shares of Title Resources Guaranty Company, Realogy Title Group’s title insurance underwriter, will be transferred to the joint venture. Centerbridge funds will purchase a 70% equity stake in the joint venture in the form of preferred units that carry liquidation preference rights for $210 million in cash, subject to closing adjustments, while the Company will hold a 30% equity stake in the joint venture in the form of common units.
The transactions contemplated by the strategic agreement are subject to the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other required regulatory approvals as well as the satisfaction or waiver of other customary closing conditions.
The Company currently expects that these transactions will close in the first quarter of 2022. Following close, the Company's share of equity earnings and losses for its minority interest in the joint venture will be reported in Realogy Title Group.

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
OVERVIEW
We are a global provider of real estate services and report our operations in the following three business segments:
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2021, our real estate franchise systems and proprietary brands had approximately 337,400 independent sales agents worldwide, including approximately 196,600 independent sales agents operating in the U.S. (which included approximately 55,100 company owned brokerage independent sales agents). As of September 30, 2021, our real estate franchise systems and proprietary brands had approximately 21,100 offices worldwide in 118 countries and territories, including approximately 5,700 brokerage offices in the U.S. (which included approximately 660 company owned brokerage offices). This segment also includes our lead generation activities and global relocation services operation.
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 660 owned and operated brokerage offices with approximately 55,100 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S.
•Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services businesses. Our title insurance underwriter, Title Resources Guaranty Company, provides title underwriting services relating to the closing of home purchases and refinancing of home loans, working with affiliated and unaffiliated agents (see "Recent Developments" below). This segment also includes the Company's share of equity earnings for Guaranteed Rate Affinity, our minority-owned mortgage origination joint venture with Guaranteed Rate, Inc.
Our technology and data organization is dedicated to providing innovative technology products and solutions that support the productivity and success of Realogy’s businesses, brands, brokers, agents, and consumers.
RECENT DEVELOPMENTS
Strategic Agreement to Form Title Underwriting Joint Venture
On October 6, 2021, we announced entry into a strategic agreement with Centerbridge Partners, L.P. (“Centerbridge”), pursuant to which Realogy Title Group LLC, will form a title insurance underwriter joint venture through an investment from funds affiliated with Centerbridge.
Under the strategic agreement, the shares of Title Resources Guaranty Company, Realogy Title Group’s title insurance underwriter, will be transferred to the joint venture. Centerbridge funds will purchase a 70% equity stake in the joint venture in the form of preferred units that carry liquidation preference rights for $210 million in cash, subject to closing adjustments, while we will hold a 30% equity stake in the joint venture in the form of common units.
The transactions contemplated by the strategic agreement are subject to the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other required regulatory approvals as well as the satisfaction or waiver of other customary closing conditions.

We currently expect that these transactions will close in the first quarter of 2022. Following close, our share of equity earnings and losses for our minority interest in the joint venture will be reported in Realogy Title Group.
Capital Structure
On September 16, 2021, we used cash on hand to repay approximately $197 million in principal amount of outstanding borrowings under the Term Loan A Facility (representing all of the remaining Non-Extended Term Loan A) and approximately $238 million in principal amount of outstanding borrowings under the Term Loan B Facility (representing all of the remaining Term Loan B).
CURRENT BUSINESS AND INDUSTRY TRENDS
A strong recovery in the residential real estate market began late in the second quarter of 2020, following a period of sharp decline in homesale transactions that started in the final weeks of the first quarter of 2020 due to the COVID-19 crisis.
During the nine months ended September 30, 2021, we believe sustained high levels of demand in the residential real estate market have been supported by the continuation of certain beneficial consumer trends such as home buyer preferences for certain geographies (including attractive tax and weather destinations) and demand in the high-end market as well as an unusually prolonged favorable mortgage rate environment, an increase in the prevalence of remote work arrangements, and home buying trends among millennials. Continued high demand and low inventory levels have driven increases in average homesale prices throughout the recovery and, in the third quarter of 2021, we believe limited inventory contributed to the decline in existing homesale transactions. We anticipate that the same dynamic will continue in the fourth quarter of 2021, with average homesale prices increasing and existing homesale transactions declining on a year-over-year basis.
The exceptional recovery from the COVID-19 crisis that we experienced in the third quarter of 2020 makes year-over-year comparisons of homesale transaction volume in the third quarter of 2021 challenging. We expect year-over-year homesale transaction volume comparisons will continue to be difficult in the fourth quarter of 2021 given the significant growth in homesale transaction volume that occurred throughout the back-half of 2020. However, the strength of homesale transaction volume during the nine months ended September 30, 2021 can also be demonstrated by comparison to the nine months ended September 30, 2019. According to NAR:
•during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2020, homesale transaction volume increased 27% due to a 13% increase in homesale transactions and a 12% increase in average homesale price; and
•during the nine months ended September 30, 2021 as compared to the nine months ended September 30, 2019, homesale transaction volume increased 35% due to a 19% increase in average homesale price and a 13% increase in homesale transactions.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 41% during the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Homesale transaction volume at Realogy Franchise Group increased 39% during such period, primarily as a result of a 23% increase in average homesale price and a 13% increase in existing homesale transactions. Homesale transaction volume at Realogy Brokerage Group increased 45% during such period, primarily as a result of a 22% increase in average homesale price and a 19% increase in existing homesale transactions.
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 12% during the three months ended September 30, 2021 compared to the three months ended September 30, 2020. Homesale transaction volume at Realogy Franchise Group increased 9% during such period, primarily as a result of a 16% increase in average homesale price, partially offset by a 6% decrease in existing homesale transactions. Homesale transaction volume at Realogy Brokerage Group increased 17% during such period, primarily as a result of a 17% increase in average homesale price while existing homesale transactions remained flat.
As shown in the tables below, NAR reports in its most recent press release that homesale transaction volume increased 9% in the third quarter of 2021 as compared to the third quarter of 2020 and increased 35% in the third quarter of 2021 as compared to the third quarter of 2019.

NAR Existing Homesale Transaction Volume
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
Existing Homesales
For the nine months ended September 30, 2021 compared to the same period in 2020, NAR existing homesale transactions increased to 4.6 million homes or up 13%. For the nine months ended September 30, 2021, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups increased 15% compared to the same period in 2020 due primarily to continued strong demand, particularly at the high-end of the market. Realogy Brokerage Group also benefited from its concentrated geographic footprint in certain major metropolitan markets, including New York City. We believe that constrained inventory contributed to the year-over-year decline in homesale transactions for the three months ended September 30, 2021. The quarterly and annual year-over-year trends in homesale transactions are as follows:
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
As of their most recent releases, NAR is forecasting existing homesale transactions to decrease 2% in 2022 while Fannie Mae is forecasting existing homesale transactions to decrease 6% for the same period.
Existing Homesale Price
For the nine months ended September 30, 2021 compared to the same period in 2020, NAR existing homesale average price increased 12%. For the nine months ended September 30, 2021, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 23% compared to the same period in 2020 which consisted of a 23% increase in average homesale price for Realogy Franchise Group and a 22% increase in average homesale price for Realogy Brokerage Group. Strong demand in the overall housing market benefited both Realogy Franchise Group and Realogy Brokerage Group. Low inventory also contributed to higher average homesale price, with both Realogy Franchise Group and Realogy Brokerage Group also benefiting from strength at the high-end of the market. Realogy Brokerage Group also benefited from its concentrated geographic footprint in certain major metropolitan markets, including New York City. The quarterly and annual year-over-year trends in the price of homes are as follows:
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
As of their most recent releases, NAR is forecasting median existing homesale price to increase 3% in 2022 while Fannie Mae is forecasting median existing homesale price to increase 11% for the same period.
2020 Temporary Cost-Saving Measures. Quarterly earnings comparisons were challenged in the second and third quarters of 2021 by the absence of the temporary cost-saving measures we took in the second and third quarters of 2020 in response to the COVID-19 crisis. Those temporary cost saving measures resulted in approximately $150 million of aggregate savings in the second and third quarter of 2020, with approximately two-thirds of such amount recognized in the second quarter of 2020. Substantially all of these measures were reversed during the third quarter of 2020 and we do not expect to realize comparable cost-savings from these prior temporary measures in future periods.
Realogy Title Group, including Mortgage Origination Joint Venture. We have been in an unusually prolonged period of low interest rates, with mortgage rates in the U.S. reaching then-historic lows beginning in the second quarter of 2020. Our financial results are typically favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity as well as homesale transactions that in turn drives increased title services and mortgage origination activity. If the pace of existing homesale transactions slows (due to increases in mortgage rates or otherwise), we would also expect decreased title services and mortgage origination activity.
However, while refinancing volumes are highly correlated with fluctuations in mortgage rates as well, they are also inherently cyclical. Given the strength of refinancing volumes in the second half of 2020, we expect softer refinance volumes to continue during the fourth quarter of 2021. For example, at Realogy Title Group, purchase title and closing units increased 3%, but refinancing title and closing units declined 30%, during the third quarter of 2021 as compared to the third quarter of 2020.
Equity in earnings at Guaranteed Rate Affinity declined from $51 million in the third quarter of 2020 to $11 million in the third quarter of 2021, primarily driven by the impact of mark-to-market adjustments on the mortgage loan pipeline, as well as gain-on-sale margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. Operating margins and mark-to-market adjustments may continue to be compressed due to competitive factors related to decreased demand as well as any mortgage rate increases. In addition, our mortgage origination joint venture is non-exclusive and our joint venture partner may make decisions, pursue opportunities or continue to expand relationships with competitors that may be contrary to our best interests.
We have been and could again be negatively impacted by a rising interest rate environment as increases in mortgage rates generally have a negative impact on refinancing title and closing units as well as mortgage unit volumes, housing affordability and homesale transaction volume.
Mortgage Rates. As noted above, mortgage rate increases generally have a negative impact on multiple aspects of our business. A wide variety of factors can contribute to mortgage rates, including Treasury note yields, federal interest rates, inflation, demand, consumer income, unemployment levels and foreclosure rates. Fiscal and monetary policies of the federal government and its agencies can also adversely impact rates, including reductions in the level of its purchases of mortgage-backed securities. Yields on the 10-year Treasury note hit all-time lows during the COVID-19 crisis, but as of September 30, 2021 were 1.52% as compared to 0.69% as of September 30, 2020. According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage lowered to an average of 2.87% for the third quarter of 2021 compared to 2.95% for the third quarter of 2020. Although such mortgage rates began to increase during the first quarter of 2021 from the lows seen in late 2020, they continue to be at low levels compared to the 10-year average of 3.93%, according to Freddie Mac. On September 30, 2021, mortgage rates were 2.90%, or approximately 20 basis points higher than on December 31, 2020 and approximately 100 basis points lower than the 10-year average, according to Freddie Mac.
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
Inventory. Insufficient inventory levels generally have a negative impact on homesale transaction growth and we believe this factor contributed to the decline in homesale transactions during the three-month period ended September 30, 2021. We have also seen an intensified pace of inventory supply turnover since the second half of 2020. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract reduced to a median of 16 days on the market in the third quarter of 2021 from a median of 19 days on the market in the third quarter of 2020 and a median of 31 days on the market in the third quarter of 2019. Rapid inventory turnover can constrain inventory levels which increases the risk that our new homesale unit listings will not keep pace with demand, which we believe also negatively impacted homesale transaction volume in the third quarter of 2021 and may continue to do so in future periods. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet any increased demand driven by the lower interest rate environment and beneficial consumer trends. Additional inventory pressure arises from periods of slow or decelerated new housing construction.
Low housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 13% from 1.5 million as of September 2020 to 1.3 million as of September 2021. As a result, inventory has decreased from 2.7 months of supply in September 2020 to 2.4 months as of September 2021. These levels continue to be significantly below the 10-year average of 4.8 months, the 15-year average of 6.0 months and the 25-year average of 5.6 months.
Affordability. The fixed housing affordability index, as reported by NAR, decreased from 166 for August 2020 to 151 for August 2021. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. Housing affordability may be impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, or a rise in unemployment or other economic challenges.
According to the U.S. Bureau of Labor Statistics, the U.S. unemployment rate declined to 4.8% in September 2021, down considerably from a high of 14.8% reached in April 2020, but still 1.3% higher compared to its pre-pandemic level in February 2020.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. In the third quarter of 2021, agents affiliated with our company owned brokerages grew 5% and, based on information from such franchisees, agents affiliated with our U.S. franchisees increased 4%, in each case as compared to September 30, 2020.
Despite our recent agent growth, aggressive competition for the affiliation of independent sales agents in this industry continues to make recruitment and retention efforts at both Realogy Franchise and Brokerage Groups challenging, in particular with respect to more productive sales agents, and has previously had and may continue to have a negative impact on our market share. These competitive market factors and other trends (such as changes in the spending patterns of independent sales agents) are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents and may continue to impact our franchisees. If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned residential brokerages could continue to be adversely affected. Similarly, franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
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
In addition, certain alternative transaction models, such as iBuying and home swap models, are less reliant on brokerages and sales agents, which could have a negative impact on such brokerages and agents as well as on the average homesale broker commission rate. These models also look to capture ancillary real estate services such as title and mortgage services and referral fees. RealSure, our minority-owned joint venture with Home Partners of America, offers consumers the benefit of iBuying, while also keeping the independent sales agent at the center of the transaction. RealSure is available in 24 U.S. cities as of September 30, 2021 and we are investing to expand the scale of the program by pursuing direct-to-consumer marketing opportunities. Under the RealSure Sell program, sellers with qualifying properties receive a cash offer valid for 45 days immediately upon listing, and during this time frame have the opportunity to pursue a better price by marketing their property with an affiliated independent sales agent. We own a 49% interest in this joint venture and our share of equity earnings or losses are included in Realogy Brokerage Group.
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
The following table presents our drivers for the three and nine months ended September 30, 2021 and 2020. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

Three Months Ended September 30,	Nine Months Ended September 30,
2021	2020	% Change	2021	2020	% Change
Realogy Franchise Group (a)
Closed homesale sides	316,195	336,737	(6)%	881,356	778,010	13%
Average homesale price	$427,052	$367,095	16%	$419,223	$341,427	23%
Average homesale broker commission rate	2.44%	2.48%	(4)	bps	2.46%	2.48%	(2)	bps
Net royalty per side	$401	$367	9%	$402	$341	18%
Realogy Brokerage Group
Closed homesale sides	101,536	101,890	—%	280,474	235,806	19%
Average homesale price	$662,006	$563,513	17%	$654,113	$537,602	22%
Average homesale broker commission rate	2.42%	2.44%	(2)	bps	2.43%	2.43%	—	bps
Gross commission income per side	$16,633	$14,315	16%	$16,457	$13,685	20%
Realogy Title Group
Purchase title and closing units	47,004	45,788	3%	128,207	106,540	20%
Refinance title and closing units	12,836	18,387	(30)%	47,775	44,834	7%
Average fee per closing unit	$2,675	$2,239	19%	$2,524	$2,189	15%
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
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, we have and may, from time to time in the future, restructure or revise the model used at one or more franchised brands. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above, continued concentration among our top 250 franchisees, and the impact of affiliated franchisees of our Better Homes and Gardens® Real Estate brand moving to the "capped fee model" we adopted in 2019; however, these pressures were more than offset by increases in homesale prices in the three and nine-month period ended September 30, 2021.
Realogy Brokerage Group has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while Realogy Franchise Group has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between Realogy Brokerage Group and Realogy Franchise Group based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by independent sales agents directly impacts the margin earned by Realogy Brokerage Group. Such share of commissions earned by independent sales agents varies by region and commission schedules are generally progressive to incentivize sales agents to achieve higher levels of production. Commission share has been and we expect will continue to be subject to upward pressure in favor of the independent sales agent for a variety of factors, including more aggressive recruitment and retention activities taken by us and our competitors as well as changes in spending patterns of independent sales agents.
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

Three Months Ended September 30, 2021 vs. Three Months Ended September 30, 2020
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2021	2020	Change
Net revenues	$2,186	$1,909	$277
Total expenses	2,033	1,827	206
Income before income taxes, equity in earnings and noncontrolling interests	153	82	71
Income tax expense	48	36	12
Equity in earnings of unconsolidated entities	(11)	(53)	42
Net income	116	99	17
Less: Net income attributable to noncontrolling interests	(2)	(1)	(1)
Net income attributable to Realogy Holdings and Realogy Group	$114	$98	$16

Net revenues increased $277 million or 15% for the three months ended September 30, 2021 compared with the three months ended September 30, 2020 driven by higher homesale transaction volume at Realogy Franchise and Brokerage Groups and an increase in purchase title and closing units at Realogy Title Group, in each case due primarily to continued strong demand and higher prices in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Total expenses increased $206 million or 11% for the third quarter of 2021 compared to the third quarter of 2020 primarily due to:
•a $204 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume as well as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruitment and retention efforts, and business and geographic mix;
•a $56 million increase in operating and general and administrative expenses, which was largely the result of the absence in the third quarter of 2021 of the benefit of the temporary cost savings measures that were taken in the third quarter of 2020 in response to the COVID-19 crisis; and
•a $14 million increase in marketing expense primarily due to higher advertising costs as compared to the third quarter of 2020, when such expenses were reduced due to the COVID-19 crisis, partially offset by:
•non-cash impairments of $1 million during the third quarter of 2021 compared to $70 million during the third quarter of 2020; and
•a $13 million decrease in restructuring costs.
Equity in earnings were $11 million during the third quarter of 2021 compared to earnings of $53 million during the third quarter of 2020. Equity in earnings for Guaranteed Rate Affinity was $11 million for the third quarter of 2021 decreasing by $40 million from $51 million in the third quarter of 2020. The decrease was primarily driven by the impact of mark-to-market adjustments on the mortgage loan pipeline, as well as gain-on-sale margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. There was no equity in earnings for the Company's other equity method investments during the third quarter of 2021 decreasing by $2 million from earnings of $2 million during third quarter of 2020.
During the third quarter of 2021, we incurred $4 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $163 million, with $126 million incurred to date and $37 million remaining primarily related to future expenses as a result of reducing the leased-office footprints. See Note 5, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $48 million for the three months ended September 30, 2021 compared to an expense of $36 million for the three months ended September 30, 2020. Our effective tax rate was 29% and 27% for the three months ended September 30, 2021 and September 30, 2020, respectively. The effective tax rate for the three months ended September 30, 2021 was primarily impacted by non-deductible executive compensation and expired stock option awards.
The following table reflects the results of each of our reportable segments during the three months ended September 30, 2021 and 2020:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group	$342	$314	28	9	$211	$200	11	6	62%	64%	(2)
Realogy Brokerage Group	1,705	1,479	226	15	51	61	(10)	(16)	3	4	(1)
Realogy Title Group	250	213	37	17	54	95	(41)	(43)	22	45	(23)
Corporate and Other	(111)	(97)	(14)	*	(43)	(43)	—	*
Total Company	$2,186	$1,909	277	15	$273	$313	(40)	(13)	12%	16%	(4)

Less: Depreciation and amortization					50	43
Interest expense, net					52	48
Income tax expense					48	36
Restructuring costs, net (b)					4	17
Impairments (c)					1	70
Former parent legacy cost, net (d)					—	1
Loss on the early extinguishment of debt (d)					3	—
Loss on the sale of business, net					1	—
Net income attributable to Realogy Holdings and Realogy Group					$114	$98
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $111 million and $97 million during the three months ended September 30, 2021 and 2020, respectively.
(b)Restructuring charges incurred for the three months ended September 30, 2021 include $1 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other. Restructuring charges incurred for the three months ended September 30, 2020 include $4 million at Realogy Franchise Group, $11 million at Realogy Brokerage Group and $2 million at Corporate and Other.
(c)Non-cash impairments for the three months ended September 30, 2021 primarily relate to software impairments. Non-cash impairments for the three months ended September 30, 2020 include $59 million of impairment charges during the three months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds and other asset impairments of $11 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 4 percentage points to 12% from 16% for the three months ended September 30, 2021 compared to 2020. Operating EBITDA margin for "Total Company" was negatively impacted by the absence in the third quarter of 2021 of the benefit of the temporary cost savings measures that were taken in the third quarter of 2020 in response to the COVID-19 crisis. Realogy Franchise Group's margin decreased 2 percentage points to 62% from 64% largely the result of the absence of the cost savings measures discussed above, partially offset by an increase in royalty revenue as a result of an increase in homesale transaction volume. Realogy Brokerage Group's margin decreased 1 percentage point to 3% from 4% primarily due to the absence of the temporary cost savings measures discussed above. In addition, higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix adversely impacted the positive effect of higher transaction volume at Realogy Brokerage Group. Realogy Title Group's margin decreased 23 percentage points to 22% from 45% primarily due to a decrease in equity in earnings of Guaranteed Rate Affinity, which was primarily driven by the impact of mark-to-market adjustments on the mortgage loan pipeline as well as gain-on-sale margin compression and lower refinancing volume, partially offset by strong purchase volume growth.
Corporate and Other Operating EBITDA for the three months ended September 30, 2021 remained flat at negative $43 million largely as the result of the absence in the third quarter of 2021 of the benefit of the temporary cost savings measures that were taken in the third quarter of 2020 in response to the COVID-19 crisis offset by lower employee incentive accruals in the third quarter of 2021 as compared to the third quarter of 2020.

Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 1 percentage point from 15% to 14% primarily due to the absence in the third quarter of 2021 of the benefit of the temporary cost savings measures that were taken in the third quarter of 2020 in response to the COVID-19 crisis. In addition, higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix adversely impacted the positive effect of higher homesale transaction volume during the third quarter of 2021 compared to the third quarter of 2020:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group (a)	$231	$217	14	6	$100	$103	(3)	(3)	43%	47%	(4)
Realogy Brokerage Group (a)	1,705	1,479	226	15	162	158	4	3	10	11	(1)
Realogy Franchise and Brokerage Groups Combined	$1,936	$1,696	240	14	$262	$261	1	—	14%	15%	(1)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $111 million and $97 million during the three months ended September 30, 2021 and 2020, respectively.
Realogy Franchise Group
Revenues increased $28 million to $342 million and Operating EBITDA increased $11 million to $211 million for the three months ended September 30, 2021 compared with the same period in 2020.
Revenues increased $28 million primarily as a result of:
•a $14 million increase in intercompany royalties received from Realogy Brokerage Group;
•a $7 million increase in brand marketing fund revenue and related expense primarily due to higher advertising costs as compared to the third quarter of 2020, when such expenses were reduced due to the COVID-19 crisis;
•a $4 million increase primarily in other revenue related to international royalty revenue while revenues for relocation and lead generation services remained relatively flat; and
•a $3 million increase in third-party domestic franchisee royalty revenue primarily due to a 9% increase in homesale transaction volume at Realogy Franchise Group which consisted of a 16% increase in average homesale price, partially offset by a 6% decrease in existing homesale transactions.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $108 million and $94 million during the third quarter of 2021 and 2020, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $11 million increase in Operating EBITDA was primarily due to the $28 million increase in revenues discussed above, partially offset by a $10 million increase in employee and other operating costs, largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the third quarter of 2020 in response to the COVID-19 crisis, as well as a $7 million increase in marketing expense discussed above.
Realogy Brokerage Group
Revenues increased $226 million to $1,705 million and Operating EBITDA decreased $10 million to $51 million for the three months ended September 30, 2021 compared with the same period in 2020.
The revenue increase of $226 million was driven by a 17% increase in homesale transaction volume at Realogy Brokerage Group which consisted of a 17% increase in average homesale price while existing homesale transactions remained flat. Realogy Brokerage Group saw continued strong demand and higher prices in the residential real estate market in the third quarter of 2021, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.

Operating EBITDA decreased $10 million primarily due to:
•a $204 million increase in commission expenses paid to independent sales agents from $1,105 million for the third quarter of 2020 to $1,309 million in the third quarter of 2021. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix;
•a $14 million increase in employee-related and other operating costs largely the result of the absence in the 2021 quarter of the benefit of the temporary cost savings measures that were taken in the third quarter of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals;
•a $14 million increase in royalties paid to Realogy Franchise Group from $94 million during the third quarter of 2020 to $108 million during the third quarter of 2021 associated with the homesale transaction volume increase as described above; and
•a $4 million increase in marketing expense primarily due to higher advertising costs as compared to the third quarter of 2020, when such expenses were reduced due to the COVID-19 crisis, partially offset by a $226 million increase in revenues discussed above.
Realogy Title Group
Revenues increased $37 million to $250 million and Operating EBITDA decreased $41 million to $54 million for the three months ended September 30, 2021 compared with the same period in 2020.
Revenues increased $37 million primarily as a result of a $23 million increase in resale revenue attributable to increased purchase unit activity and increased homesale prices as a result of the continued strong demand in the residential real estate market. In addition, there was a $22 million increase in underwriter revenue with unaffiliated agents, which had a $7 million net positive impact on Operating EBITDA due to the related expense increase of $15 million, partially offset by a $9 million decrease in refinance revenue. Equity earnings or losses related to our minority interest in Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Operating EBITDA decreased $41 million primarily as a result of a $40 million decrease in equity earnings from $53 million during the third quarter of 2020 to $13 million during the third quarter of 2021 primarily related to Guaranteed Rate Affinity. The decline in equity in earnings from Guaranteed Rate Affinity was primarily driven by the impact of mark-to-market adjustments on the mortgage loan pipeline, as well as gain-on-sale margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. In addition, employee and other operating costs increased $23 million due to higher variable costs as a result of higher volume and increased $15 million related to the increase in underwriter revenue with unaffiliated agents discussed above where the revenue and expense are recorded on a gross basis. These decreases were partially offset by the $37 million increase in revenues discussed above.
Nine Months Ended September 30, 2021 vs Nine Months Ended September 30, 2020
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2021	2020	Change
Net revenues	$6,009	$4,332	$1,677
Total expenses	5,635	4,916	719
Income (loss) before income taxes, equity in earnings and noncontrolling interests	374	(584)	958
Income tax expense (benefit)	125	(110)	235
Equity in earnings of unconsolidated entities	(52)	(98)	46
Net income (loss)	301	(376)	677
Less: Net income attributable to noncontrolling interests	(5)	(2)	(3)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$296	$(378)	$674
Net revenues increased $1,677 million or 39% for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020 driven by higher homesale transaction volume at Realogy Franchise and Brokerage Groups and an increase in volume at Realogy Title Group, in each case due primarily to continued strong demand and higher prices in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. Year-over-year comparisons, on a Company-wide and individual segment basis, also benefited from comparison against the sharp decline in homesale transactions that occurred in the second quarter of 2020 due to factors related to the COVID-19 crisis.
Total expenses increased $719 million or 15% for the nine months ended September 30, 2021 compared to the same period of 2020 primarily due to:
•a $1,147 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume as well as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruitment and retention efforts, and business and geographic mix;
•a $221 million increase in operating and general and administrative expenses, largely the result of the absence of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals;
•a $38 million increase in marketing expense primarily due to higher advertising costs as compared to the nine months ended September 30, 2020, during which such expenses were reduced due to the COVID-19 crisis; and
•a $21 million loss on the early extinguishment of debt as a result of the refinancing transactions in January and February 2021, the pay down of $150 million of outstanding borrowings under the Term Loan B Facility in April 2021 and the pay downs of the Non-extended Term Loan A and Term Loan B Facility in September 2021 compared to an $8 million loss on the early extinguishment of debt as a result of the refinancing transactions in June 2020, partially offset by:
•non-cash impairments of $3 million during the nine months ended September 30, 2021 compared to $610 million during the nine months ended September 30, 2020;
•a $61 million net decrease in interest expense primarily due to a $67 million decrease in expense related to mark-to-market adjustments for interest rate swaps that resulted in $8 million of gains for the nine months ended September 30, 2021 compared to $59 million of losses for the nine months ended September 30, 2020;
•a $33 million decrease in restructuring costs; and
•a $14 million net gain on the sale of business.
Equity in earnings were $52 million for the nine months ended September 30, 2021 compared to earnings of $98 million during the same period of 2020. Equity in earnings for Guaranteed Rate Affinity was $49 million for the nine months ended September 30, 2021 decreasing by $46 million from $95 million during the same period of 2020. The decrease was primarily driven by impact of mark-to-market adjustments on the mortgage loan pipeline, as well as gain-on-sale margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth. Equity in earnings for the Company's other equity method investments remained flat with earnings of $3 million during both the nine months ended September 30, 2021 and 2020.
During the nine months ended September 30, 2021, we incurred $14 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $163 million, with $126 million incurred to date and $37 million remaining primarily related to future expenses as a result of reducing the leased-office footprints. See Note 5, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $125 million for the nine months ended September 30, 2021 compared to a benefit of $110 million for the nine months ended September 30, 2020. Our effective tax rate was 29% and 23% for the nine months ended September 30, 2021 and September 30, 2020, respectively. The effective tax rate for the nine months ended September 30, 2021 was primarily impacted by non-deductible executive compensation and expired stock option awards.

The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2021 and 2020:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group	$943	$761	182	24	$576	$421	155	37	61%	55%	6
Realogy Brokerage Group	4,667	3,281	1,386	42	116	25	91	364	2	1	1
Realogy Title Group	706	510	196	38	170	168	2	1	24	33	(9)
Corporate and Other	(307)	(220)	(87)	*	(117)	(94)	(23)	*
Total Company	$6,009	$4,332	1,677	39	$745	$520	225	43	12%	12%	—

Less: Depreciation and amortization					152	134
Interest expense, net					147	208
Income tax expense (benefit)					125	(110)
Restructuring costs, net (b)					14	47
Impairments (c)					3	610
Former parent legacy cost, net (d)					1	1
Loss on the early extinguishment of debt (d)					21	8
Gain on the sale of business, net (e)					(14)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group					$296	$(378)
_______________
* not meaningful
(a)Includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $307 million and $220 million during the nine months ended September 30, 2021 and 2020, respectively.
(b)Restructuring charges incurred for the nine months ended September 30, 2021 include $4 million at Realogy Franchise Group, $6 million at Realogy Brokerage Group and $4 million at Corporate and Other. Restructuring charges incurred for the nine months ended September 30, 2020 include $10 million at Realogy Franchise Group, $32 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $2 million at Corporate and Other.
(c)Non-cash impairments for the nine months ended September 30, 2021 primarily relate to software and lease asset impairments. Non-cash impairments for the nine months ended September 30, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$133 million of impairment charges during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
•other asset impairments of $34 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of business, net is primarily recorded in Realogy Brokerage Group.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat at 12% for the nine months ended September 30, 2021 and 2020. Operating EBITDA margin for "Total Company", as well as on a segment basis, was negatively impacted by the absence in the second and third quarters of 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to COVID-19 crisis. Realogy Franchise Group's margin increased 6 percentage points to 61% from 55% primarily due to an increase in royalty revenue as a result of an increase in homesale transaction volume, partially offset by the result of the absence of the cost savings measures discussed above and a decrease in revenue related to the early termination of third party listing fee agreements. Realogy Brokerage Group's margin increased 1 percentage point to 2% from 1% primarily due to higher transaction volume, partially offset by the result of the absence of the cost savings measures discussed above and higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix. Realogy Title Group's margin decreased 9 percentage points to 24% from 33% primarily due a decrease in equity in earnings of Guaranteed Rate Affinity, mostly the result of the impact of mark to market adjustments on the mortgage loan pipeline, as well as gain-on-sale margin compression and lower refinancing volume, partially offset by strong purchase volume growth.

Corporate and Other Operating EBITDA for the nine months ended September 30, 2021 declined $23 million to negative $117 million, largely the result of the absence in the second and third quarters of 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis as well as higher employee incentive accruals.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments increased 1 percentage point from 12% to 13% during the nine months ended September 30, 2021 compared to the same period of 2020 primarily due to higher homesale transaction volume, partially offset by the absence in the second and third quarters of 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to COVID-19 crisis and higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group (a)	$636	$541	95	18	$269	$201	68	34	42%	37%	5
Realogy Brokerage Group (a)	4,667	3,281	1,386	42	423	245	178	73	9	7	2
Realogy Franchise and Brokerage Groups Combined	$5,303	$3,822	1,481	39	$692	$446	246	55	13%	12%	1
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $307 million and $220 million during the nine months ended September 30, 2021 and 2020, respectively.
Realogy Franchise Group
Revenues increased $182 million to $943 million and Operating EBITDA increased $155 million to $576 million for the nine months ended September 30, 2021 compared with the same period in 2020.
Revenues increased $182 million primarily as a result of:
•a $91 million increase in third-party domestic franchisee royalty revenue primarily due to a 39% increase in homesale transaction volume at Realogy Franchise Group which consisted of a 23% increase in average homesale price and a 13% increase in existing homesale transactions;
•an $83 million increase in intercompany royalties received from Realogy Brokerage Group; and
•a $22 million increase in brand marketing fund revenue and related expense primarily due to higher advertising costs as compared to the second and third quarters of 2020, when such expenses were reduced due to the COVID-19 crisis, partially offset by:
•an $8 million decrease in service and other revenue as a result of a $19 million net decrease in revenue from our relocation and lead generation operations primarily in the first quarter of 2021, driven by lower volume largely related to the impact of the COVID-19 pandemic, partially offset by international royalty revenue; and
•a $6 million decrease in revenue related to the early termination of third party listing fee agreements during 2020.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $296 million and $213 million during the nine months ended September 30, 2021 and 2020, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $155 million increase in Operating EBITDA was primarily due to the $182 million increase in revenues discussed above and $15 million of lower expense for bad debt and notes reserves. These Operating EBITDA increases were partially offset by the $22 million increase in marketing expense discussed above and a $20 million increase in employee and other operating costs, largely the result of the absence of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals.

Realogy Brokerage Group
Revenues increased $1,386 million to $4,667 million and Operating EBITDA increased $91 million to $116 million for the nine months ended September 30, 2021 compared with the same period in 2020.
The revenue increase of $1,386 million was primarily driven by a 45% increase in homesale transaction volume at Realogy Brokerage Group which consisted of a 22% increase in average homesale price and a 19% increase in existing homesale transactions. Realogy Brokerage Group's revenue results during the nine months ended September 30, 2021 benefited from continued strong demand and higher prices in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Operating EBITDA increased $91 million primarily due to a $1,386 million increase in revenues discussed above, partially offset by:
•a $1,147 million increase in commission expenses paid to independent sales agents from $2,420 million for the nine months ended September 30, 2020 to $3,567 million for the nine months ended September 30, 2021. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix;
•an $83 million increase in royalties paid to Realogy Franchise Group from $213 million for the nine months ended September 30, 2020 to $296 million in the same period of 2021 associated with the homesale transaction volume increase as described above;
•a $49 million increase in employee-related, occupancy and other operating costs, largely the result of the absence of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals; and
•a $16 million increase in marketing expense primarily due to higher advertising costs as compared to the second and third quarters of 2020, when such expenses were reduced due to the COVID-19 crisis.
Realogy Title Group
Revenues increased $196 million to $706 million and Operating EBITDA increased $2 million to $170 million for the nine months ended September 30, 2021 compared with the same period in 2020.
Revenues increased $196 million primarily as a result of a $93 million increase in resale revenue due to increased purchase unit activity and increased homesale prices that benefited from continued strong demand in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. In addition, there was a $90 million increase in underwriter revenue (including a $82 million increase in underwriter revenue with unaffiliated agents, which had a $14 million net positive impact on Operating EBITDA due to the related expense increase of $68 million), an $8 million increase in refinance revenue due to an increase in activity in the refinance market in the first quarter of 2021 driven by the favorable interest rate environment and a $5 million increase in other revenue. Equity earnings or losses related to our minority interest in Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Operating EBITDA increased $2 million primarily as a result of the $196 million increase in revenues discussed above and $6 million unrealized gain on an investment. These increases were partially offset by a $88 million increase in employee and other operating costs largely the result of the absence of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis and due to higher variable costs as a result of higher volume and higher employee incentive accruals, and a $68 million increase in variable operating costs related to the increase in underwriter revenue with unaffiliated agents discussed above where the revenue and expense are recorded on a gross basis. In addition, equity in earnings decreased $44 million from $98 million for the nine months ended September 30, 2020 to $54 million for the nine months ended September 30, 2021 primarily related to Guaranteed Rate Affinity, mostly driven by the impact of mark-to-market adjustments on the mortgage loan pipeline, as well as gain-on-sale margin compression and a decline in refinance volumes, partially offset by strong purchase volume growth.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2021	December 31, 2020	Change
Total assets	$7,193	$6,934	$259
Total liabilities	5,065	5,167	(102)
Total equity	2,128	1,767	361
For the nine months ended September 30, 2021, total assets increased $259 million primarily due to:
•a $181 million increase in cash and cash equivalents due to cash flows from operations, partially offset by debt repayments;
•a $109 million increase in other current and non-current assets; and
•a $58 million increase in trade and relocation receivables primarily due to seasonal increases in volume, partially offset by:
•a $68 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $15 million decrease in property and equipment; and
•an $11 million decrease in goodwill primarily due to the sale of a business at Realogy Brokerage Group in the second quarter of 2021.
Total liabilities decreased $102 million primarily due to:
•a $260 million net decrease in corporate debt primarily related to repayment of debt partially offset by the issuance of the Exchangeable Senior Notes; and
•a $15 million decrease in operating lease liabilities,
partially offset by:
•a $77 million increase in deferred tax liabilities;
•a $61 million increase in accrued expenses and other current liabilities primarily due to an increase in accrued interest due to timing, partially offset by a decline in advances from clients; and
•a $40 million increase in securitization obligations.
Total equity increased $361 million for the nine months ended September 30, 2021 primarily due to net income of $296 million and a $63 million increase in additional paid in capital primarily related to the issuance of the Exchangeable Senior Notes in the second quarter of 2021.
Liquidity and Capital Resources
Cash flows from operations, supplemented by funds available under our Revolving Credit Facility and securitization facilities are our primary sources of liquidity. We did not borrow from our Revolving Credit Facility during the nine months ended September 30, 2021. Our primary uses of liquidity are debt service combined with working capital and business investment via capital expenditures. We currently expect to prioritize using our cash flows from operations in 2021 for business investment and debt reduction.
While we are focused on reducing our indebtedness, we continue to be significantly encumbered by our debt obligations. As of September 30, 2021, our total debt, excluding our securitization obligations, was $3,044 million compared to $3,239 million as of December 31, 2020. Our liquidity position has been and is expected to continue to be negatively impacted by the interest expense on our debt obligations, which could be intensified by a significant increase in LIBOR (or any replacement rate) or ABR.
In September 2021, the Company used cash on hand to repay approximately $197 million in principal amount of outstanding borrowings under the Term Loan A Facility (representing all of the remaining Non-Extended Term Loan A) and approximately $238 million in principal amount of outstanding borrowings under the Term Loan B Facility (representing all of the remaining Term Loan B). In June 2021, the Company issued $403 million principal amount of 0.25% Exchangeable Senior Notes due 2026. In April 2021, the Company used cash on hand to pay down $150 million of outstanding borrowings under the Term Loan B Facility. In January and February 2021, Realogy Group entered into refinancing transactions, including the issuance in the aggregate of $900 million of 5.75% Senior Notes due 2029 (the proceeds of which were used to pay down $250 million of the Term Loan A Facility and $655 million of the Term Loan B Facility) and the amendment of the Senior Secured Credit Agreement and Term Loan A Agreement (the "2021 Amendments"). The 2021 Amendments provide for the extension of the maturity of a portion of the remaining balance of the Term Loan A facility from 2023 to 2025 and the extension of the maturity of a portion of the Revolving Credit Facility from 2023 to 2025, in each case subject to certain earlier springing maturity dates. See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.
At September 30, 2021, we were in compliance with the financial covenant in each of the Senior Secured Credit Agreement and the Term Loan A Agreement. We believe that we will continue to be in compliance with the senior secured leverage ratio and meet our cash flow needs during the next twelve months. For additional information, see below under the header "Financial Obligations—Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures".
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
We may from time to time seek to repurchase our outstanding Unsecured Notes, 7.625% Senior Secured Second Lien Notes, Exchangeable Senior Notes, term loans or common stock through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on prevailing market conditions, our liquidity requirements, contractual restrictions and other factors.
In addition, we are required to pay quarterly amortization payments for the Extended Term Loan A. Remaining payments for the Extended Term Loan A for 2021 total $1 million and we expect payments for 2022 to total $10 million.
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

Cash Flows
At September 30, 2021, we had $706 million of cash, cash equivalents and restricted cash, an increase of $183 million compared to the balance of $523 million at December 31, 2020. The following table summarizes our cash flows for the nine months ended September 30, 2021 and 2020:

	Nine Months Ended September 30,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$489	$418	$71
Investing activities	(68)	(84)	16
Financing activities	(238)	(203)	(35)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$183	$131	$52
For the nine months ended September 30, 2021, $71 million more cash was provided by operating activities compared to the same period in 2020 principally due to $259 million more cash provided by operating results, partially offset by:
•$105 million more cash used for accounts payable, accrued expenses and other liabilities;
•$37 million less cash provided by the net change in relocation and trade receivables;
•$27 million more cash used for other assets primarily due to other receivables and agent incentives;
•$10 million less cash from dividends received primarily from Guaranteed Rate Affinity; and
•$9 million more cash used for other operating activities.
For the nine months ended September 30, 2021, we used $16 million less cash for investing activities compared to the same period in 2020 primarily due to:
•$15 million of cash proceeds from the sale of business; and
•$8 million less cash used for other investing activities,
partially offset by $5 million more cash used for investments in unconsolidated entities.
For the nine months ended September 30, 2021, $238 million of cash was used in financing activities compared to $203 million of cash used during the same period in 2020. For the nine months ended September 30, 2021, $238 million of cash was used in financing activities as follows:
•$234 million of cash paid as a result of the pay downs of outstanding borrowings under the Term Loan B Facility and Non-extended Term Loan A, in the second and third quarters of 2021, partially offset by the issuance of the Exchangeable Senior Notes, which included payments for purchase of an exchangeable note hedge and proceeds from the issuance of warrants in the second quarter of 2021;
•$27 million of other financing payments primarily related to finance leases and contracts;
•$9 million of tax payments related to net share settlement for stock-based compensation; and
•$8 million of quarterly amortization payments on the term loan facilities, partially offset by $40 million net increase in securitization borrowings.
For the nine months ended September 30, 2020, $203 million of cash was used in financing activities as follows:
•$62 million net decrease in securitization borrowings;
•$50 million repayment of borrowings under the Revolving Credit Facility;
•$34 million of other financing payments primarily related to finance leases;
•$31 million of quarterly amortization payments on the term loan facilities;
•$21 million of cash paid as a result of the refinancing transactions in the second quarter of 2020; and
•$5 million of tax payments related to net share settlement for stock-based compensation.

Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of September 30, 2021.
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
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility) and the Term Loan A Facility. As of September 30, 2021, we had interest rate swaps based on LIBOR with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.625% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the

Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2021.
A reconciliation of net (loss) income attributable to Realogy Group to Operating EBITDA and EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement, for the four-quarter period ended September 30, 2021 is set forth in the following table:

		Less	Equals	Plus	Equals
	Year Ended	Nine Months Ended	Three Months Ended	Nine Months Ended	Twelve Months Ended
	December 31, 2020	September 30, 2020	December 31, 2020	September 30, 2021	September 30, 2021
Net (loss) income attributable to Realogy Group (a)	$(360)	$(378)	$18	$296	$314
Income tax (benefit) expense	(104)	(110)	6	125	131
(Loss) income before income taxes	(464)	(488)	24	421	445
Depreciation and amortization	186	134	52	152	204
Interest expense, net	246	208	38	147	185
Restructuring costs, net	67	47	20	14	34
Impairments	682	610	72	3	75
Former parent legacy cost, net	1	1	—	1	1
Loss on the early extinguishment of debt	8	8	—	21	21
Gain on the sale of business, net	—	—	—	(14)	(14)
Operating EBITDA (b)	726	520	206	745	951
Bank covenant adjustments:
Pro forma effect of business optimization initiatives (c)					28
Non-cash charges (d)					26
Pro forma effect of acquisitions and new franchisees (e)					5
Incremental securitization interest costs (f)					3
EBITDA as defined by the Senior Secured Credit Agreement					$1,013
Total senior secured net debt (g)					$(272)
Senior secured leverage ratio					(0.27)	x
_______________
(a)Net (loss) income attributable to Realogy consists of: (i) income of $18 million for the fourth quarter of 2020, (ii) income of $33 million for the first quarter of 2021, (iii) income of $149 million for the second quarter of 2021 and (iv) income of $114 million for the third quarter of 2021.
(b)Operating EBITDA consists of: (i) $206 million for the fourth quarter of 2020, (ii) $162 million for the first quarter of 2021, (iii) $310 million for the second quarter of 2021 and (iv) $273 million for the third quarter of 2021.
(c)Represents the four-quarter pro forma effect of business optimization initiatives.
(d)Represents the elimination of non-cash expenses including $41 million of stock-based compensation expense less $7 million of other items, $4 million of foreign exchange benefits and $4 million for the change in the allowance for doubtful accounts and notes reserves for the four-quarter period ended September 30, 2021.
(e)Represents the estimated impact of acquisitions and franchise sales activity, net of brokerages that exited our franchise system as if these changes had occurred on October 1, 2020. Franchisee sales activity is comprised of new franchise agreements as well as growth through acquisitions and independent sales agent recruitment by existing franchisees with our assistance. We have made a number of assumptions in calculating such estimates and there can be no assurance that we would have generated the projected levels of Operating EBITDA had we owned the acquired entities or entered into the franchise contracts as of October 1, 2020.
(f)Incremental borrowing costs incurred as a result of the securitization facilities refinancing for the twelve months ended September 30, 2021.
(g)Represents total borrowings under the Senior Secured Credit Facility (including the Revolving Credit Facility) and Term Loan A Facility and borrowings secured by a first priority lien on our assets of $234 million plus $26 million of finance lease obligations less $532 million of readily available cash as of September 30, 2021. Pursuant to the terms of our senior secured credit facilities, total senior secured net debt does not include our securitization obligations, 7.625% Senior Secured Second Lien Notes or unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes.
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
The consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes for the four-quarter period ended September 30, 2021 is set forth in the following table:

	As of September 30, 2021
Non-extended Revolving Credit Commitment	$—
Extended Revolving Credit Commitment	—
Extended Term Loan A	234
7.625% Senior Secured Second Lien Notes	550
4.875% Senior Notes	407
9.375% Senior Notes	550
5.75% Senior Notes	900
0.25% Exchangeable Senior Notes	403
Finance lease obligations	26
Corporate Debt (excluding securitizations)	3,070
Less: Cash and cash equivalents	701
Net debt under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	$2,369

EBITDA as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes (a)	$1,013

Consolidated leverage ratio under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes	2.3	x
_______________
(a)As set forth in the immediately preceding table, for the four-quarter period ended September 30, 2021, EBITDA, as defined under the indentures governing the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes, was the same as EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement.
At September 30, 2021 the amount of the Company's cumulative credit under the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes was approximately $676 million. At September 30, 2021, the cumulative credit basket available for restricted payments was approximately $634 million under the indenture governing the 9.375% Senior Notes and approximately $655 million under the indenture governing 7.625% Senior Secured Second Lien Notes.
See Note 4, "Short and Long-Term Debt—Senior Secured Credit Facility and Term Loan A Facility" and "—Unsecured Notes" and "—Senior Secured Second Lien Notes", to the Condensed Consolidated Financial Statements for additional information.
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
Contractual Obligations
Other than the issuance of $403 million of Exchangeable Senior Notes in June 2021, as well as the pay downs of approximately $197 million in principal amount of outstanding borrowings under the Term Loan A Facility (representing all of the remaining Non-Extended Term Loan A) and approximately $238 million in principal amount of outstanding borrowings under the Term Loan B Facility (representing all of the remaining Term Loan B), the Company's future contractual obligations as of September 30, 2021 have not changed materially from the amounts reported on the "Contractual Obligations Update" table in our 2020 Form 10-K, which included the Company's debt transactions on a pro forma basis that occurred during the first quarter of 2021, as described in Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
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

Impairment of goodwill and other indefinite-lived intangible assets
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,899 million and $710 million, respectively, at September 30, 2021 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares carrying values of the goodwill reporting units and other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2021, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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
At September 30, 2021, we had variable interest rate long-term debt outstanding under our Senior Secured Credit Facility and Term Loan A Facility of $234 million, which excludes $146 million of securitization obligations.  The weighted average interest rate on the outstanding amounts under our Senior Secured Credit Facility and Term Loan A Facility at September 30, 2021 was 1.83%. The interest rates with respect to the Revolving Credit Facility and term loans under the Term Loan A Facility are based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2021 senior secured leverage ratio, the LIBOR margin was 1.75%. At September 30, 2021, the one-month LIBOR rate was 0.08%; therefore, we have estimated that a 0.25% increase in LIBOR would have an approximately $1 million impact on our annual interest expense.
As of September 30, 2021, we had interest rate swaps with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our $234 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $57 million for the fair value of the interest rate swaps at September 30, 2021.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $7 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2021 and for the three and nine-month periods ended September 30, 2021 and 2020 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm.  Their reports, dated November 3, 2021, are included on pages 4 and 5.  The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information.  Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied.  PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
For example, in July 2021, the Department of Justice (“DOJ”) filed a notice of withdrawal of consent to its November 2020 proposed settlement with NAR to settle a civil lawsuit in which the DOJ alleged that NAR established and enforced illegal restraints on competition in the real estate industry. The DOJ also filed to voluntarily dismiss the civil lawsuit without prejudice in July 2021, stating in a concurrently filed press release that “[t]he department determined that the [November 2020] settlement will not adequately protect the department’s rights to investigate other conduct by NAR that could impact competition in the real estate market…” The DOJ further noted in its press release that it “is taking this action to permit a broader investigation of NAR’s rules and conduct to proceed without restriction.” Although we were not a party to or a participant in the DOJ’s civil lawsuit against, or settlement agreement with, NAR, and may not agree with certain of the allegations asserted, we do believe the settlement provisions generally were reasonable and would modernize the practices at issue. We intend over time to comply voluntarily with the substance of various commitments embodied in the settlement agreement to the extent such commitments are within our control, including enhancing consumer access to certain information concerning real estate agent commission arrangements wherever MLSs manage brokers’ listings and authorize display.
In addition, to the announcements by DOJ, there have been recent statements and actions by the Federal Trade Commission (“FTC”) and the executive branch focused on increasing competition across industries. For example, an Executive Order issued by the White House in July 2021 identified areas of interest for further investigation—including real estate brokerage and listings. Also, in July 2021, the FTC rescinded its generally applicable 2015 antitrust policy statement, noting in a press release that such statement “has constrained the agency’s use of its authority to stop anticompetitive business tactics under Section 5 of the FTC Act.” Additional action has been taken by the FTC, including a withdrawal of the 2020 Vertical Merger Guidelines in September 2020.
In 2018, the DOJ and FTC held a joint public workshop to explore competition issues in the residential real estate services industry at which a variety of issues, beyond those alleged in the DOJ's November 2020 civil lawsuit against NAR, were raised that could be determined to be anti-competitive in the future.
Further, in worker classification litigation involving real estate agents at a competing brokerage, the New Jersey Appellate Division recently applied a strict classification test to a wage and hour case. In its holding, the New Jersey Appellate Division recognized that legislative statutory amendments made in 2018 may affect worker classification claims related to real estate agents in New Jersey on a go-forward basis. The brokerage is seeking leave to appeal before the New Jersey Supreme Court. Also, there have been several challenges to the constitutionality and enforceability of a California worker classification statute adopted in 2019 as it applies to other industries, which if found unconstitutional, could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in California. We continue to monitor these matters as well as related federal and state developments.
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
Consummation of the planned sale of a controlling interest in our title underwriting business to funds affiliated with Centerbridge is subject to satisfaction of closing conditions, including the expiration or termination of antitrust waiting periods, and, even if we successfully consummate the planned sale, we may fail to achieve the anticipated benefits of the transaction.
In October 2021, we announced our entry into a strategic agreement with Centerbridge, pursuant to which Centerbridge funds will purchase a 70% equity stake in a new title insurance underwriter joint venture that will hold the shares of Title Resources Guaranty Company, our title insurance underwriter.
Completion of the planned sale of a controlling interest in our title insurance underwriter is subject to certain closing conditions, including the expiration or termination of all waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and the receipt of other required regulatory approvals, among others. There can be no assurance that any of such conditions will be satisfied or that the planned sale will be successfully completed on a timely basis or at all.
In addition, the transaction is subject to additional risks, including that we may not achieve the anticipated benefits of the transaction; the transaction may involve unexpected costs, liabilities or delays; the transaction may disrupt the title underwriter’s plans and operations or adversely affect employee retention or otherwise adversely impact the business of the title underwriter; and the joint venture may be adversely affected by other economic, business and/or competitive factors as well as the ongoing COVID-19 crisis. We may also experience negative reactions from our clients, stockholders, creditors, vendors, and employees, among others. There can be no assurances as to whether the joint venture will successfully grow the underwriting business and its volume of business could be lower than the historical level of activity generated under Realogy Title Group.
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

Date: November 3, 2021
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: November 3, 2021
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
32.2*    Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101     The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.