Form 10-K
period 2021-12-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2022-02-25
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Realogy Holdings Corp. held by non-affiliates as of the close of business on June 30, 2021 was $2.1 billion. There were 116,595,519 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of February 23, 2022.
Realogy Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Realogy Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the Annual Meeting of Stockholders to be held May 4, 2022 are incorporated by reference into Part III of this report.
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
◦increases in mortgage rates or tightened mortgage underwriting standards;
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
◦contraction in the U.S. economy; and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment and tax reform;
•The impact of evolving competitive and consumer dynamics, whether driven by competitive or regulatory factors or other changes to industry rules, which could include, but are not limited to:
◦the Company's share of the commission income generated by homesale transactions may continue to shift to affiliated independent sales agents or otherwise erode due to market factors;
◦our ability to compete against traditional and non-traditional competitors, including but not limited to, virtual brokerages (and other brokerages that offer the sales agent fewer services, but a higher percentage of commission income), iBuying and home swap business models, or other providers of disruptive products and services, in particular those competitors that may prioritize market share over profitability;
◦decreased use of agents and brokers in the residential real estate transaction; and
◦meaningful decreases in the average broker commission rate;
•Our business and financial results may be materially and adversely impacted if we are unable to execute our business strategy and achieve growth, including if we are not successful in our efforts to:
◦recruit and retain productive independent sales agents and/or independent sales agent teams;
◦attract and retain franchisees or renew existing franchise agreements without reducing contractual royalty rates or increasing the amount and prevalence of sales incentives;
◦develop or procure products, services and technology that support our strategic initiatives;
◦realize the expected benefits from our existing or future joint ventures and strategic partnerships;
◦simplify and modernize our business and achieve or maintain a beneficial cost structure or savings and other benefits from our cost-saving initiatives;
◦generate a meaningful number of high-quality leads for independent sales agents and franchisees; and
◦complete or integrate acquisitions and joint ventures or effectively manage divestitures;
•The COVID-19 crisis has in the past, and may again (due to the impact of virus mutations or otherwise), amplify risks to our business and could again result in adverse macroeconomic conditions or the reinstatement of significant limitations on normal business operations;
•Our financial condition and/or results of operations may be adversely impacted by risks related to our business structure, including, but not limited to:

◦our geographic and high-end market concentration;
◦the operating results of affiliated franchisees and their ability to pay franchise and related fees;
◦continued consolidation among our top 250 franchisees;
◦difficulties in the business or changes in the licensing strategy of, or disagreements or complications in our relationships with, the owners of the two brands we do not own;
◦the loss of, or significant reduction in volume from, our largest real estate benefit program client or multiple significant relocation clients;
◦the failure of third-party vendors or partners to perform as expected or our failure to adequately monitor them;
◦our reliance on information technology to operate our business and maintain our competitiveness; and
◦the negligence or intentional actions of affiliated franchisees and their independent sales agents or independent sales agents engaged by our company owned brokerages;
•We face risks related to further disruption in the residential real estate brokerage industry related to listing aggregator market power and concentration, including with respect to ancillary services;
•We are subject to risks related to industry structure changes that disrupt the functioning of the residential real estate market, including as a result of legal or regulatory developments, revisions to the rules of multiple listing services ("MLSs") or the National Association of Realtors ("NAR") or otherwise;
•The planned sale of our title insurance underwriter business is subject to closing conditions and even if the transaction is consummated, we may fail to achieve the anticipated benefits of the transaction;
•Our substantial indebtedness could adversely limit our operations and/or adversely impact our liquidity, including but not limited to with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and our ability to refinance or repay our indebtedness or incur additional indebtedness;
•We are subject to risks related to the issuance of the Exchangeable Senior Notes and exchangeable note hedge and warrant transactions, including the potential impact on the value of our common stock and counterparty risk;
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs (including in connection with compliance efforts) and any of which could result in adverse financial, operational or reputational consequences to us, including but not limited to, our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) antitrust laws and regulations, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, and (4) privacy or data security laws and regulations;
•We face reputational, business continuity and legal and financial risks associated with cybersecurity incidents;
•Our goodwill and other long-lived assets are subject to impairment which could negatively impact our earnings;
•We could be subject to significant losses if banks do not honor our escrow and trust deposits;
•Changes in accounting standards and management assumptions and estimates could have a negative impact on us;
•We face risks related to the loss or attrition among our senior executives or other key employees;
•We face risks related to severe weather events or natural disasters, including increasing severity or frequency of such events, or other catastrophic events, including public health crises, such as pandemics and epidemics;
•Increasing scrutiny and changing expectations related to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks;
•Market forecasts and estimates may prove to be inaccurate and, even if achieved, our business could fail to grow at similar rates;
•Our tax rate is dependent upon a number of factors, changes in which could impact our tax rates and net income;
•The price of our common stock may fluctuate significantly;
•Share repurchase programs could affect the price of our common stock; and
•Delaware law and our organizational documents may impede or discourage a takeover.

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
•NAR historical data is subject to periodic review and revision and these revisions have been material in the past, and could be material in the future; and
•NAR and Fannie Mae generally update their forecasts on a quarterly or monthly basis and a subsequent forecast may change materially from a forecast that was previously issued.
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
•"4.875% Senior Notes", "9.375% Senior Notes" and "5.75% Senior Notes" refer to our 4.875% Senior Notes due 2023, 9.375% Senior Notes due 2027 (redeemed in full in February 2022) and 5.75% Senior Notes due 2029, respectively, and are referred to collectively as the "Unsecured Notes;"
•"5.25% Senior Notes" refer to our 5.25% Senior Notes due 2030, issued in the first quarter of 2022 (see Note 19, "Subsequent Events", to the Consolidated Financial Statements for additional information);
•"7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025 (redeemed in full in February 2022); and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.
Item 1.    Business.
Our Company
As the leading and most integrated provider of U.S. residential real estate services encompassing franchise, brokerage, relocation, and title and settlement businesses as well as a mortgage joint venture, Realogy supported approximately 1.5 million home transactions in 2021. The Company’s diverse brand portfolio includes some of the most recognized names in real estate: Better Homes and Gardens® Real Estate, CENTURY 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, and Sotheby’s International Realty®.  Using innovative technology, data and marketing products, high-quality lead generation programs, and best-in-class learning and support services, Realogy fuels the productivity of its approximately 196,700 independent sales agents in the U.S. and approximately 136,700 independent sales agents in 118 other countries and territories, helping them build stronger businesses and best serve today’s consumers.

Segment Overview
We report our operations in three segments, each of which receives fees based upon services performed for our customers:
•Realogy Franchise Group. Franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate. This segment also includes our lead generation activities via Realogy Leads Group and global relocation services operation via Cartus Relocation Services.
•Realogy Brokerage Group. Operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran® and Sotheby's International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our RealSure and Real Estate Auction minority-owned joint ventures.
•Realogy Title Group. Provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. Our title insurance underwriter, Title Resources Guaranty Company, provides title underwriting services relating to the closing of home purchases and refinancing of home loans, working with affiliated and unaffiliated agents. In the fourth quarter of 2021, the Company entered into a transaction pursuant to which it plans to sell the title insurance underwriter in exchange for cash and a 30% stake in the form of common units in a title insurance underwriter joint venture (which will indirectly own Title Resources Guaranty Company). The Company currently expects that this transaction will close in the first quarter of 2022, subject to the receipt of certain regulatory approvals as well as the satisfaction or waiver of other customary closing conditions. Following the closing of this transaction, the Company’s share of equity earnings and losses for its minority interest in the joint venture will be reported in Realogy Title Group. This segment also includes our share of equity earnings or losses for Guaranteed Rate Affinity, our minority-owned mortgage origination joint venture.
Housing Market and Market Share
U.S. Gross Commission Income. Residential real estate brokerage companies typically realize revenues in the form of a sales commission earned from closed homesale sides (either the "buy" side and/or the "sell" side of a real estate transaction), which we refer to as gross commission income. We believe that the level of gross commission income generated in the U.S., which is generally estimated around $100 billion, represents a substantial addressable market. Our company owned brokerages and franchisees earned approximately $18 billion in gross commission income in 2021, as compared to $14 billion in gross commission income in 2020.
Market Share. As measured in a comparison to the volume of all existing homesale transactions in the U.S. as reported by NAR (regardless of whether an agent or broker was involved in the transaction), we estimate that our market share in 2021 increased to approximately 16.4% as compared to approximately 15.3% in 2020.
Our estimated share of all U.S. existing homesale unit transactions in 2021 decreased slightly to approximately 12.5% as compared to 12.6% in 2020.
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
Industry Trends
Industry definition.  We primarily operate in the U.S. residential real estate industry, which is approximately a $2.6 trillion industry based on 2021 transaction volume (i.e., average homesale price times number of new and existing homesale transactions) and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than new homes manufactured and sold by homebuilders. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent one of the most attractive segments of the residential real estate industry for the following reasons:
•the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 6.9 million homesales in the U.S. in 2021, NAR estimates that approximately 6.1 million were existing homesales, representing approximately 89% of the overall sales as measured in units;
•existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both the buyer and the seller; and
•we are able to generate revenues from ancillary services provided to our customers.
Our business model relies heavily on affiliated independent sales agents, who play a critical consumer-facing role in the home buying and selling experience for both our company owned and franchise brokerages. While substantially all homebuyers start their search for a home using the Internet, according to NAR, approximately 87% of home buyers and 90% of home sellers used an agent or broker in 2021. We believe that agents or brokers will continue to be directly involved in most home purchases and sales, primarily because real estate transactions have certain characteristics that benefit from the service and value offered by an agent or broker, including the following:
•the average homesale transaction value is very high and generally is the largest transaction one does in a lifetime;
•homesale transactions occur infrequently;
•there is a compelling need for personal service as home preferences are unique to each buyer;
•a high level of support is required given the complexity associated with the process, including specific marketing and technology services;
•the consumer preference to visit properties for sale in person, notwithstanding the availability of online images and property tours; and
•there is a high variance in price, depending on neighborhood, floor plan, architecture, fixtures, and outdoor space.

Cyclical nature of industry.  The U.S. residential real estate industry is cyclical but has historically shown strong growth over time. According to NAR, the existing homesale transaction volume (median homesale price times existing homesale transactions) grew at a CAGR of 6.5% over the past 30 years.

NAR Existing Homesale Transaction Volume
2250
2000
1750
1500
1250
1000
750
500
250
0
$ Billions
1991
2001
2011
2021
Year

The U.S. residential real estate industry was in a significant and lengthy downturn from the second half of 2005 through 2011. Based upon data published by NAR from 2005 to 2011, the number of annual U.S. existing homesale transactions declined by 40% and the median existing homesale price declined by 24%. Beginning in 2012, the U.S. residential real estate industry began a recovery. Based upon data published by NAR from 2011 to 2021, the number of annual U.S. existing homesale units and the median existing homesale price improved by 44% and 109%, respectively.
In 2020, in connection with the COVID-19 pandemic, the U.S. residential real estate industry experienced significant volatility with a 16% decline in closed homesale transaction volume (existing homesale average price times existing homesale transactions) in the second quarter of 2020 followed by a 29% increase in closed homesale transaction volume in the second half of 2020, in each instance as compared to the prior year according to NAR. While the industry improved markedly from the COVID-19 related low seen in the second quarter of 2020, we cannot predict the duration or continued strength of housing demand.
Long-term demographics.  We believe that long-term demand for housing and the growth of our industry is primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, increases in U.S. household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, increases in renters that qualify as homebuyers, the inherent attributes of homeownership versus renting and the availability of inventory in the consumer's desired location and within the consumer's price range. We believe that the residential real estate market will benefit over the long-term from expected positive fundamentals, including expected growth in the number of U.S. households over the next decade, in particular among the millennial generation. A continuation of beneficial consumer and business trends that gained momentum during the COVID-19 crisis (such as preferences for certain geographies, demand in the high-end market and the increasing ease and acceptance of remote work) may also have a positive impact on homesale transactions.

Participation in Multiple Aspects of Residential Real Estate
We participate in services associated with many aspects of the residential real estate market. Our complementary businesses and minority-held joint ventures, including our mortgage origination joint venture, work together, allowing us to generate revenue at various points in a residential real estate transaction, including the purchase or sale of homes, corporate relocation and lead generation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sales agents and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and real estate benefit program clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. All of our businesses and our minority-owned joint ventures can derive revenue from the same real estate transaction.
Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry.
Together with our strategic joint ventures, our brands allow us to leverage our strengths, while participating in multiple markets within the real estate industry. Specifically, while all of our brands compete to varying extents in the high-end markets, our Sotheby’s International Realty® and Corcoran® brands are particularly well-positioned to benefit from growth in the high-end. Likewise, while all of our brands utilize offerings through Realogy Title Group, our company owned Coldwell Banker® brand shares deep synergies with our title business and mortgage joint venture that allow us to progress against our goal to integrate the residential real estate transaction. In addition, our global franchise brands including, Better Homes and Gardens® Real Estate, CENTURY 21®, ERA®, and Sotheby’s International Realty® as well as franchised Coldwell Banker® brokerages, provide us with attractive scale and afford us the ability to offer versatility of choice to franchisees and consumers.
Our real estate brands are listed in the following chart, which includes information as of December 31, 2021 for both our franchised and company owned offices:

Brands (1)
Worldwide Offices (2)	14,200	2,800	1,000	2,400	400	200
Worldwide Brokers and Sales Agents (2)	147,800	101,900	25,300	40,300	12,600	5,500
U.S. Annual Sides	377,898	753,355	173,108	113,862	88,980	26,969
# of Countries with Owned or Franchised Operations	85	41	79	33	5	4

Characteristics	A 50+ year leader in brand awareness and a top recognized and respected name in real estate Significant international office footprint	The only real estate brand that has been guiding people home for 116 years	Synonymous with luxury Strong ties to auction house established in 1744 Powerful global presence	Driving performance through innovation, collaboration, diversity and growth Unique opportunity for flexible branding	Unique access to consumers, marketing channels and content through its brand licensing relationship with a leading media company	Leading residential real estate brand for nearly 50 years Commitment to white-glove service, customer-centric brand, and "Live Who You Are" philosophy
_______________
(1)Information presented for Coldwell Banker® includes Coldwell Banker Commercial®.
(2)Includes information reported to us by independently owned franchisees (including approximately 15,200 offices and approximately 136,700 related brokers and independent sales agents of non-U.S. franchisees and franchisors).

Realogy Franchise Group
Overview—Franchise Business
Realogy Franchise Group is comprised of our franchise business as well as our leads generation and relocation services operation.
As of December 31, 2021, our real estate franchise systems and proprietary brands had approximately 333,400 independent sales agents worldwide, including approximately 196,700 independent sales agents operating in the U.S. (which included approximately 56,300 company owned brokerage independent sales agents). As of December 31, 2021, our real estate franchise systems and proprietary brands had approximately 21,000 offices worldwide in 119 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 5,800 brokerage offices in the U.S. (which included approximately 680 company owned brokerage offices).
As shown in the table above, as of December 31, 2021, independent sales agents affiliated with our company owned brokerages grew by 6% (based on the Company’s internal data) and independent sales agents affiliated with our franchised brokerages grew by 2% (based on information provided by our affiliated franchisees), in each case as compared to December 31, 2020.
The average tenure among our U.S. franchisees is approximately 23 years as of December 31, 2021. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology, training, education, learning and development to facilitate our franchisees in growing their business and increasing their revenue and profitability.
Our primary objectives as a franchisor of residential real estate brokerages are to retain and expand existing franchises, sell new franchises, and most importantly, provide branding and support (including via proprietary and third-party products and services) to our franchisees and their independent sales agents.
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
In addition to domestic royalty revenue, Realogy Franchise Group earns revenue from marketing fees, the strategic alliance program, international affiliates and upfront international fees.
During 2021, none of our franchisees (other than Realogy Brokerage Group) generated more than 2% of the total revenue of our real estate franchise business.
Our franchisees (other than our company owned brokerages at Realogy Brokerage Group) are independent business operators and we do not exercise control over their day-to-day operations.
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
These franchisee agreements generally require the franchisee to pay us an initial franchise fee for the franchisee's principal office plus a royalty fee that is a percentage of gross commission income, if any, earned by the franchisee. Franchisee fees can be structured in numerous ways and we have and may continue, from time to time, to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms.
Certain of our brands utilize a volume-based incentive model with a royalty fee rate that is initially equal to 6% of the franchisee's gross commission income, but subject to reduction based upon volume incentives. Under this model, the franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The volume incentive is calculated for each eligible franchisee as a progressive percentage of each franchisee's annual gross revenue (paid timely) for each calendar year. The volume incentive varies for each franchise system, and generally results in a net or effective royalty rate of 6% to 3% for each individual franchisee (prior to taking into account other incentives that may be applicable to the franchisee). We provide a detailed table to each eligible franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table on an annual basis, subject to certain limitations.
Certain franchisees (including some of our largest franchisees) have a flat percentage royalty fee model. Under this model, franchisees pay a fixed percentage (generally less than 6%) of their commission income to us and the percentage does not change during the year or over the term of their franchise agreement. Franchisees on this model are generally not eligible for volume incentives.
Our Better Homes and Gardens® Real Estate franchise business utilizes a capped fee model, which has applied to any new franchisee since 2019 as well as preexisting franchisees who elect to switch from their current royalty fee structure to the capped fee model. Under this model, franchisees pay a royalty fee (generally equal to 5% of their commission income) capped at a set amount per independent sales agent per year, subject to our right to annually modify or increase the independent sales agent cap. Franchisees on this model are generally not eligible for volume incentives.
Our Corcoran franchise business utilizes a tiered royalty fee model under which franchisees pay us a percentage of their gross commission income as a royalty fee. The royalty fee percentage is generally set at an initial rate of 6% and decreases in steps during each calendar year as the franchisee’s gross commission income reaches certain levels to a minimum of 4%. Similarly, our Coldwell Banker residential franchise business began offering a tiered royalty fee model in 2021, under which the royalty fee percentage is generally set at an initial rate of 5.5% and decreases in steps during the calendar year as the franchisee’s gross commission income reaches certain levels to a minimum of 3%. Under this model, we reserve the right to annually modify or increase the gross commission income levels, subject to certain limitations. Franchisees on the tiered royalty fee model are generally not eligible for volume incentives.

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
Each of our current franchise systems require franchisees and company owned brokerages to make monthly contributions to marketing funds maintained by each brand, which may decrease as certain financial thresholds are achieved in accordance with the applicable franchise agreement (other than with respect to company owned brokerages). These contributions are used primarily for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations and/or other marketing-related activities, such as lead generation, all to promote and further the recognition of each brand and its independent franchisees and their affiliated independent sales agents. In addition to the contributions from franchisees and company owned offices, in certain instances, Realogy Franchise Group may be required to make contributions to certain marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.
In addition to offices owned and operated by our third-party franchisees, as of December 31, 2021, we, through Realogy Brokerage Group, own and operate approximately 680 offices under the Coldwell Banker®, Coldwell Banker Commercial®, Sotheby's International Realty® and Corcoran® brand names. The domestic royalty revenue from Realogy Brokerage Group is calculated by multiplying homesale sides by average sale price by average brokerage commission rate by their contractual royalty rate. Realogy Brokerage Group pays intercompany royalty fees of approximately 6% and marketing fees to Realogy Franchise Group in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. Realogy Brokerage Group does not participate in volume incentive or other incentive programs.
International Third-Party Franchisees. In the U.S., we employ a direct franchising model whereby we contract with and provide services directly to independent owner-operators.  We also utilize a direct franchising model outside of the U.S. for Sotheby's International Realty® and Corcoran® and, in some cases, Better Homes and Gardens® Real Estate. For all other brands, we generally employ a master franchise model outside of the U.S., whereby we contract with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. Under both the direct and master franchise models outside of the U.S., we typically enter into long-term franchise agreements (often 25 years in duration) and receive an initial area development fee and ongoing royalties.  Under the master franchise model, the ongoing royalties we receive are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts. Under the direct franchise model, a royalty fee is paid to us on transactions conducted by our franchisees in the applicable country or region.
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
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith Operations Corporation, successor in interest to Meredith Corporation ("Meredith Ops"). The license agreement between Realogy and Meredith Ops is for a 50-year term, with a renewal option for another 50 years at our option. We pay a licensing fee to Meredith Ops for the use of the Better Homes and Gardens® Real Estate brand name equal to 9.0% of the net royalties earned by Realogy Franchise Group attributable to franchisees affiliated with the Better Homes and Gardens® Real Estate brand, subject to a minimum annual licensing fee. Our license agreement is terminable by Meredith Ops prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, or (3) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.
Operations—Other
Lead Generation Programs. Through Realogy Leads Group, a part of Realogy Franchise Group, we seek to provide high-quality leads to affiliated agents, including through real estate benefit programs that provide home-buying and selling assistance to customers of lenders, members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Realogy. Where permitted by law, consumers participating in certain real estate benefit programs can receive a financial benefit for using these services (such as cash or a gift card, or real estate brokerage commission credit based on the home purchase/sale price pursuant to the applicable program). Realogy Leads Group also operates our broker-to-broker business, pursuant to which brokers affiliated with one of our customized agent and brokerage networks refer business to other in-network brokers.
Our real estate benefit program revenues are highly concentrated, with one client-directed real estate benefit program contributing a substantial majority of the high-quality leads generated through our lead generation programs, and our client-directed programs are non-exclusive and terminable at any time at the option of the client. We also maintain Realogy-driven real estate benefit programs, including: Realogy Military Rewards, a program for U.S. military personnel, veterans and their families and AARP® Real Estate Benefits, the first-ever real estate benefits program designed for the nearly 38 million AARP members, which was launched in 2020. We expect that significant time and effort and meaningful investment will be required to increase awareness of and consumer participation in new real estate benefit programs.
To service the needs of consumers and clients participating in one of our real estate benefit programs (including our relocation program with Cartus Relocation Services) or engaged through a broker-to-broker lead, we manage customized agent and brokerage networks. Our networks consist of real estate brokers, including our company owned brokerage operations, as well as franchisees and independent real estate brokers who have been approved to become members of one or more networks. Member brokers of our networks receive leads from our real estate benefit programs (including via our relocation program with Cartus Relocation Services) and each other in exchange for a commission split paid to Realogy Leads Group.
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
We primarily offer corporate clients employee relocation services, including 42% of the Fortune 50 companies in 2021. As of December 31, 2021, the top 25 relocation clients had an average tenure of approximately 23 years with us. Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client ceases or reduces volume under its contract, we will be compensated for all services performed up to the time that volume ceases and reimbursed for all expenses incurred.

There are a number of different revenue streams associated with relocation services. We earn a commission split from real estate brokers and household goods moving companies that provide services to the transferee. Clients may also pay transactional fees for the services performed. Furthermore, Cartus Relocation Services continues to provide value through the generation of leads to real estate agent and brokerage participants in the networks maintained by Realogy Leads Group, which drives downstream revenue for our businesses.
Strategic Alliance Program. We offer third-party service providers an opportunity to market their products to our franchisees and their independent sales agents and customers through our strategic alliance program. To participate in this program, service providers generally agree to provide preferred pricing to our franchisees and/or their customers or independent sales agents and to pay us a combination of an initial licensing or access fee, subsequent marketing fees and/or commissions based upon our franchisees' or independent sales agents' usage of the strategic alliance vendors.
Realogy Brokerage Group
Overview
Through Realogy Brokerage Group we own and operate a full-service real estate brokerage business in many of the largest metropolitan areas in the U.S. Our brokerage offices are geographically diverse with a strong presence in the east and west coast areas, primarily around large metropolitan areas in the U.S., where home prices are generally higher. Our company owned real estate brokerage business operates under the Coldwell Banker®, Sotheby's International Realty® and Corcoran® franchised brands. This segment also includes our share of equity earnings or losses from our RealSure and Real Estate Auction joint ventures.
As of December 31, 2021, we had approximately 680 company owned brokerage offices and approximately 56,300 independent sales agents working with these company owned offices. Of those offices, we operated approximately 90% of our offices under the Coldwell Banker® brand name, approximately 6% of our offices under the Sotheby's International Realty® brand name and 4% of our offices under the Corcoran® brand name.
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
Operations—Brokerage
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2021, our average homesale broker commission rate was 2.42% which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. Realogy Brokerage Group, as a franchisee of Realogy Franchise Group, pays marketing fees and a royalty fee of approximately 6% of the gross commission income earned per real estate transaction to Realogy Franchise Group; however such amounts are eliminated in consolidation. Realogy Brokerage Group paid marketing fees and royalties to Realogy Franchise Group of $407 million and $316 million for the years ended December 31, 2021 and 2020, respectively.
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
Operations—Other
RealSure Joint Venture. RealSure products and services are offered through RealSure LLC, or RealSure, our joint venture with Home Partners of America. RealSure was formed in 2020 following a pilot launch of similar products in 2018 by Realogy and Home Partners of America.
Under the Operating Agreement (the "RealSure Agreement") between Realogy Brokerage Group and an indirect wholly-owned subsidiary of Home Partners of America (the "HPA Member"), we own 49% of the joint venture and Home Partners of America indirectly owns the remaining 51%. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture. Our share of equity earnings or losses are included in Realogy Brokerage Group.
RealSure offers RealSure® Sell in 24 U.S. cities as of December 31, 2021 and, in the fourth quarter of 2021, launched a pilot program for a new offering called RealSure® Buy in three U.S. cities, with plans to expand the offering in certain states in 2022. These offerings are designed to offer home buyers and sellers options that give them a competitive edge when buying or selling a home, while also keeping the expertise of an independent sales agent at the center of the transaction. RealSure highlights our continued investment in innovating and improving the experience of buying and selling homes and aims to provide affiliated agents and franchise owners the opportunity to win more listings and drive incremental business. RealSure expects to introduce additional products over time aimed at reducing stress and removing barriers to buying and selling. The Company expects to continue to invest in the RealSure joint venture as a strategic growth priority and competitive advantage.
Subject to certain exceptions, until the later of December 31, 2022 or 90 days after the date on which the applicable member no longer owns any membership interests, none of Realogy Brokerage Group, the HPA Member or any of their respective affiliates (other than RealSure) are permitted to offer products or services in the United States that are substantially similar to the RealSure programs. Similar exclusivity provisions applicable to RealSure expire on June 5, 2022.
Either Realogy Brokerage Group or the HPA Member can dissolve RealSure upon the occurrence of certain events, including upon bankruptcy, certain change in control events, or the material breach of the RealSure Agreement or certain related agreements between the parties. In addition, the joint venture would be dissolved upon agreement of the parties or in the event that the parties were unable, following good faith negotiations, to break a voting deadlock related to certain matters, and neither party elected to initiate buy/sell procedures. Such matters include without limitation the parties’ inability to approve an annual business plan.
Real Estate Auction Joint Venture. This segment also includes our 50% share of equity earnings or losses from our unconsolidated joint venture with Sotheby’s. The joint venture, formed in 2021, holds an 80% ownership stake in Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients. This joint venture supports our strategic growth initiatives in the high-end real estate markets and serves as an additional tool for agents to market and sell unique luxury properties around the world. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture.
Realogy Title Group
Overview
In 2021, Realogy Title Group consisted of three primary businesses: a title agency business that conducts title, escrow and settlement services, a title underwriting business and the Company's share of equity earnings and losses from its minority interest in a non-exclusive mortgage origination joint venture. In the fourth quarter of 2021, we entered into a transaction pursuant to which we plan to sell our title underwriting business, Title Resources Guaranty Company ("Title Resources"), in exchange for cash and a 30% equity interest in a title insurance underwriter joint venture (see "Title Underwriting" below for additional information).

Our title agency business provides title search, examination, clearance and policy issuance services and oversees the closing process and funds disbursement for lenders, real estate agents, attorneys and homebuilders on purchase transactions and lenders on refinance transactions.
We intend to grow our title, escrow and settlement services business by attracting title and escrow sales personnel in existing markets. We will also continue to seek to increase our capture rate of title business from Realogy Brokerage Group homesale sides.
Operations
Title Agency, or Title, Escrow and Settlement Services. We are licensed as a title agent in 44 states and Washington, D.C., and have physical locations in 24 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2021, we had approximately 392 offices, approximately 166 of which are co-located within one of our company owned brokerage offices. In addition to our own title, escrow and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.
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
Our company owned brokerage operations are the principal source of our title, escrow and settlement services business for homesale transactions. Many of our offices have subleased space from and are co-located within our company owned brokerage offices. In 2021, our title, escrow and settlement business was involved in approximately 220,000 transactions of which approximately 59,000 related to Realogy Brokerage Group. The capture rate of our title, escrow and settlement services business from buyers or sellers represented by our company owned brokerages was approximately 32% in 2021. Other sources of our title, escrow and settlement services homesale business include Realogy Franchise Group, Realogy Leads Group, home builders and unaffiliated brokerage operations.
We provide our title, escrow and settlement services through a national network of escrow and closing agents (some of whom are our agencies, while others are attorneys in private practice and independent title companies) to provide full-service title, escrow and settlement services to a broad-based group that includes lenders, home buyers and sellers, developers and independent real estate sales agents. Our role is generally that of an intermediary managing the completion of all the necessary documentation and services required to complete a real estate transaction.
Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search and examination function is performed by the agent. The title agent and underwriter split the premium. The amount of such premium "split" is generally determined by agreement between the agency and underwriter and, in some states, is promulgated by state law. We derive revenue through fees charged in real estate transactions for rendering the services described above, fees charged for escrow and closing services, and a percentage of the title premium on each title insurance policy sold.
We have entered into underwriting agreements with various underwriters, including Title Resources, which state the conditions under which we may issue a title insurance policy on their behalf. For policies issued through our agency operations, assuming no negligence on our part, we are not typically liable for losses under those policies; rather the title insurer is typically liable for such losses.
Title Insurance Underwriter. Title Resources is a title insurance underwriter licensed in 37 states and Washington, D.C. In 2021, Title Resources worked with both unaffiliated and affiliated title agencies to provide title underwriting services relating to the closing of home purchases and refinancing of home loans.
In the fourth quarter of 2021, we entered into a strategic transaction with Centerbridge Partners, L.P. ("Centerbridge") pursuant to which we plan to sell Title Resources in exchange for cash and a 30% equity stake in the form of common units in a title insurance underwriter joint venture (which will indirectly own Title Resources). Our joint venture partners will hold the remaining 70% equity stake in the joint venture in the form of preferred units that carry liquidation preference rights. Following close of the sale transaction, we will have certain governance rights, but we will not have a controlling financial or operating interest in the joint venture. Our share of equity earnings and losses for our minority interest in the joint venture will be reported in Realogy Title Group. We currently expect that this transaction will close in the first quarter of 2022, subject to the receipt of certain regulatory approvals as well as the satisfaction or waiver of other customary closing conditions.
Other Revenue. Other revenue generated by our title agency business includes closing protection letters, title searches, survey business, tax search, wire fees, and other fees ancillary to their services.
Mortgage Origination Joint Venture. Guaranteed Rate Affinity, our non-exclusive mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate") began doing business in August 2017. Guaranteed Rate Affinity originates mortgage loans, including both purchase and refinancing transactions, to be sold in the secondary market to mortgage companies and the government-sponsored enterprises. Guaranteed Rate Affinity originates and markets its mortgage lending services to real estate agents across the country (including to independent sales agents affiliated with our company owned and franchised brokerages) and relocation companies (including our relocation operations) as well as a broad consumer audience. Our equity earnings or losses related to Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Many of Guaranteed Rate Affinity’s offices have subleased space from and are co-located within our company owned brokerage offices. Our company owned brokerage operations represented approximately half of purchase transactions and approximately one-third of Guaranteed Rate Affinity’s mortgage origination business for the year-ended December 31, 2021.
Under the Operating Agreement (the "GRA Agreement") between a subsidiary of Realogy Title Group and a subsidiary of Guaranteed Rate (the "GRA Member"), we own 49.9% of the home mortgage joint venture and Guaranteed Rate indirectly owns the remaining 50.1%. Under the GRA Agreement, Guaranteed Rate Affinity is to distribute to each of the Company and Guaranteed Rate the distributable net income based on each member's ownership interest percentage following the close of each quarter. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture. Guaranteed Rate Affinity is licensed to conduct mortgage operations in 49 states and Washington, D.C.
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
The GRA Agreement does not prohibit Guaranteed Rate, directly or indirectly through joint ventures, from operating its separate mortgage origination business in locations where Guaranteed Rate Affinity and its subsidiaries will have offices and does not limit the Company, Guaranteed Rate, or either of their subsidiaries from operating non-mortgage origination lines of business in locations where Guaranteed Rate Affinity operates. In addition, the Company is permitted to have ventures with other mortgage loan originators, but Guaranteed Rate has a 30-day right-of-first-refusal to acquire any mortgage origination business that we intend to acquire.
Products, Technology and Marketing
Our ability to provide independent sales agents at company owned and franchised brokerages with compelling data and technology-powered products and services to make them more productive and their businesses more profitable is core to our integrated business strategy.
The marketing and technology services and support provided by independent sales agents to their customers are an important element of the value offered by an agent in the home purchase and sale process. Our commitment to continuously develop and improve our marketing and technology-powered products and services is part of our value proposition to company owned and franchised real estate brokerages, affiliated independent sales agents and their customers as well as to our other businesses. Increasingly, these products and services are desired as an integrated set of tools, rather than stand-alone products and services.

Products and Technology
We continue to develop product and marketing capabilities against the backbone of an open ecosystem architecture approach, which is designed to support the continuous creation and delivery of both our proprietary tools and third-party products to affiliated independent sales agents in order to deliver a more comprehensive platform experience. Through this strategy, we are able to selectively enable qualified third-party vendors and products to access and interface with our products and services so that affiliated independent sales agents will be able to build their own configurable technology platform to drive their performance and productivity.
Our open ecosystem is designed to offer affiliated independent sales agents and brokers seamless access to third-party products, enabling choice among such agents and brokers to leverage the mix of tools that best serve their needs. In 2021 we began rolling out the MoxiWorks® product suite to company owned and franchised brokerages and their affiliated independent sales agents. The MoxiWorks® product suite includes solutions for marketing, recruiting and website creation and leverages our open technology ecosystem to provide an integrated experience including with our proprietary leads engine that enables lead routing to affiliated independent sales agents.
We have invested, and expect to continue to invest, substantial time, capital, and other resources to identify the needs of company owned brokerages, franchisees, independent sales agents and their customers and to develop or procure marketing, technology and service offerings to meet the needs of affiliated independent sales agents. Examples of technology-driven products available to affiliated independent sales agents and designed to improve productivity and enhance the customer experience for home buyers and sellers include:
•RealSure® Sell is designed to provide consumers with a competitive cash offer for their home alongside the option to list their home with a trusted sales agent. Home sellers that accept the cash offer from RealSure have the flexibility to stay in their home for a limited period after closing. RealSure Sell is available in 24 U.S. cities as of December 31, 2021. In the fourth quarter of 2021, RealSure® Buy was launched in three pilot cities in the U.S. RealSure Buy is designed to provide home buyers a competitive edge and home sellers more certainty by providing qualified buyers the opportunity to work with a loan officer to remove the risk of mortgage-related financing and appraisal contingencies to make their offers equivalent to a cash offer.
•RealVitalize® enables home sellers to make their property ready for sale by providing resources to fund staging and home improvements with no up-front cost via a proprietary consumer program offered in partnership with Angi. RealVitalize is available nationally through participating Realogy company-owned and franchise brokerages, with the exception of Rhode Island, Delaware, Louisiana, North Dakota and South Dakota as of December 31, 2021.
•Listing ConciergeSM, a proprietary property marketing product, allows agents affiliated with Coldwell Banker company owned brokerages and certain franchisees to access a simple-to-use platform that delivers creative, consistent property marketing.
•Design ConciergeSM, a proprietary agent branding and custom design product, allows agents affiliated with Coldwell Banker to work with the Design Concierge team to create their own complementary personal brand.
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
Listings and Websites
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
At December 31, 2021, we had approximately 9,665 full-time employees and 165 part-time employees. At December 31, 2021, approximately 585 of our employees were located outside of the U.S., almost all of whom were employed by Cartus Relocation Services (a part of Realogy Franchise Group).
None of our employees are represented by a union. Employment relationships in Brazil (where we had less than 10 employees at December 31, 2021) are governed by rules set forth under collective bargaining agreements.
Engagement. To assess and improve employee retention and engagement, we annually survey employees with the assistance of third-party consultants and implement actions to address areas of employee feedback. In 2021, we achieved a 91% engagement score and an 89% response rate.
Training. All employees are required to participate in annual training programs designed to address subjects of key importance to our business, including the Company’s Code of Ethics. 100% of active employees in each of the past three years have completed our annual Code of Ethics training. Code of Ethics training in 2021 covered topics such as respect in the workplace, integrity and honesty, and compliance with RESPA and anti-corruption laws. Other mandatory training in 2021 included Global Information Security and Information Management, given the critical nature of these topics to our business. Biennially, employees are also required to complete a training module focused on the U.S. Fair Housing Act and annually, a training module on unconscious bias is required for all people managers. In 2021, all employees were required to complete unconscious bias training. The U.S. Fair Housing Act online module, as well as in-person training sessions related to local fair housing laws, are also made available to independent sales agents affiliated with our company owned and franchise brokerages. In 2021, we made our Fair Housing training available on a customized basis to diversity industry partners, including the National Association of Hispanic Real Estate Professionals, Asian Real Estate Association of America, National Association of Minority Mortgage Professionals, and LGBTQ+ Real Estate Alliance. Additional mandatory training (such as sexual harassment training) is delivered based upon the employee position or local requirements. RealU, our learning and development platform, offers employees additional resources to continue to grow professionally, including access to on-demand training through LinkedIn learning and tools for career management.
Health & Safety. The protection of the health and safety of our employees is a Company priority. Throughout the COVID-19 crisis we have worked to comply with state and local regulators to ensure safe working conditions for our employees. In 2020, we began planning the transformation of our corporate headquarters to an open-plan innovation hub, which is slated for completion in 2022. We have streamlined our headquarters footprint to one floor that is designed to welcome approximately 200 transitional employees each day, instead of the approximately 1,000 employees designated to static spaces in the traditional office. At December 31, 2021, approximately half of our employees worked remotely on a full-time basis, other employees, in particular consumer-facing employees at our company owned brokerages, were operating in an office-based environment, while other employees remained on a hybrid model. We continue to monitor the COVID-19 crisis and are prepared to pivot as needed for the health and safety of our employees.
Diversity, Equity and Inclusion. Since our inception, Realogy has had a focus on diversity to improve representation and foster inclusion through employee and business resource groups across the enterprise. Employee Resources Groups (“ERGs”) promote an inclusive culture throughout the organization. At December 31, 2021, we had eight active ERGs—Asian and Pacific Islander Alliance, ACE (African-American and Caribbean), ONEVOZ (Hispanic & Latino), NextGen, REALDisabilities, RealPride, SERVICE (Veterans) and Women's—across the Company. Improving ethnic and racial representation remains a priority and a key performance objective for senior leadership.
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

Seasonality
The residential housing market is seasonal, with a higher level of homesale transactions typically occurring in the second and third quarter of each year. As a result, historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. Although industry seasonality experienced volatility in 2020 and 2021, we believe that the industry will begin to realign with historical seasonality patterns in 2022.
Competition
Real Estate Brokerage Industry. The ability of our real estate brokerage franchisees and our company owned brokerage businesses to successfully compete is important to our prospects for growth. Their ability to compete may be affected by the recruitment, retention and performance of independent sales agents, the economic relationship between the broker and the agent (including the share of commission income retained by the agent and fees charged to or paid by the agent for services provided by the broker), consumer preferences, the location of offices and target markets, the services provided to independent sales agents, affiliation with a recognized brand name, community reputation, technology and other factors, including macro-economic factors such as national, regional and local economic conditions. In addition, the legal and regulatory environment as well as the rules of NAR, industry associations and MLSs can impact competition. See "Government and Other Regulations" below.
We and affiliated franchisees compete for consumer business as well as for independent sales agents with national and regional independent real estate brokerages and franchisors, discount and limited service brokerages, non-traditional market participants, and with franchisees of our brands. Our largest national competitors in this industry include, but are not limited to, HomeServices of America (a Berkshire Hathaway affiliate), Howard Hanna Holdings, EXP Realty (a subsidiary of eXp World Holdings, Inc.), Compass, Inc., Redfin Corporation and Weichert, Realtors and several large franchisors: RE/MAX International, Inc., Keller Williams Realty, Inc., HSF Affiliates LLC (operates Berkshire Hathaway HomeServices and Real Living Real Estate) and @properties. We and affiliated franchisees also compete with leading listing aggregators, such as Zillow, Inc. and Realtor.com® (a listing aggregator held by News Corporation). In addition, we and affiliated franchisees compete for consumer business with newer industry participants, including iBuying models such as Opendoor and Offerpad.
Competition for Independent Sales Agents. The successful recruitment and retention of independent sales agents and independent sales agent teams is critical to the business and financial results of traditional brokerages—whether or not they are affiliated with a franchisor. Competition for productive independent sales agents in our industry is high.
Most of a brokerage's real estate listings are sourced through the sphere of influence of its independent sales agents, notwithstanding the growing influence of internet-generated and other company-generated leads. Many factors impact recruitment and retention efforts, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales agents), other expenses borne by independent sales agents, leads or business opportunities generated for independent sales agents from the brokerage, independent sales agents' perception of the value of the broker's brand affiliation, technology and data offerings as well as marketing and advertising efforts by the brokerage or franchisor, the quality of the office manager, staff and fellow independent sales agents with whom they collaborate daily, the location and quality of office space, as well as continuing professional education, and other services provided by the brokerage or franchisor.
We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry generally and have increasingly impacted our recruitment and retention of top producing agents and put upward pressure on the average share of commissions earned by affiliated independent sales agents. Such factors include increasing competition, increasing levels of commissions paid to agents (including up-front payments and equity), changes in the spending patterns of independent sales agents (as more agents purchase services from third parties outside of their affiliated broker), a heightening focus on leads or business opportunities generated for the independent sales agent from the brokerage, differentiation in the bundling of agent services or industry offerings (including virtual brokerages or other brokerages that offer the sales agent fewer services, but a higher percentage of commission income, or other compensation, such as sign-on or equity awards), and the growth in independent sales agent teams. Competition comes from newer models as well, including brokerages that provide certain services to agents and agent teams, but with branding focused on the name of the agent or agent team, rather than the brokerage brand.
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
In many of their markets, Realogy Brokerage Group offers a traditional graduated commission model, which emphasizes our value proposition. The traditional graduated commission model has experienced declines in market share over the past several years. Increasingly, independent sales agents have affiliated with brokerages that offer a different mix of services to the agent, allowing the independent sales agent to select the services that they believe allow them to retain a greater percentage of the commission and purchase services from other vendors as needed.
Low Barriers to Entry. The real estate brokerage industry has minimal barriers to entry for new participants, including participants utilizing historical real estate brokerage models and those pursuing alternative variations of those models (including virtual brokerages and brokerages that offer the sales agent fewer services, but a higher percentage of commission income) as well as non-traditional methods of marketing real estate (such as iBuyers). There are also market participants who differentiate themselves by offering consumers flat fees, rebates or lower commission rates on transactions (often coupled with fewer services). The significant size of the U.S. real estate market has continued to attract outside capital investment in disruptive and traditional competitors that seek to access a portion of this market. These competitors and their investors may pursue increases in market share over profitability, further complicating the competitive landscape.
Non-Traditional Competition and Industry Disruption. While real estate brokers using historical real estate brokerage models typically compete for business primarily on the basis of services offered, brokerage commission, reputation, utilization of technology and personal contacts, participants pursuing non-traditional methods of marketing real estate may compete in other ways, including companies that employ technologies intended to disrupt historical real estate brokerage models or minimize or eliminate the role brokers and sales agents perform in the homesale transaction process and/or shift the nature of the residential real estate transaction from the historic consumer-to-consumer model to a corporate-to-consumer model.
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, virtual brokerage models directly compete with traditional brokerage models and may dilute the relationship between the brokerage and the agent. In addition, we believe certain alternative transaction models, such as iBuying and home swap models (and related models that help buyers compete as cash buyers), are less reliant on brokerages and sales agents, which could have a negative impact on such brokerages and agents as well as on the average homesale broker commission rate. These models also look to capture ancillary real estate services such as title and mortgage services and referral fees. RealSure offers consumers alternatives to such models through products and services designed to offer home buyers and sellers options that give them a competitive edge when buying or selling a home, while also keeping the expertise of an independent sales agent at the center of the transaction. Changes to industry rules and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of independent sales agents, including for sale by owner transactions.
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

Franchise Competition. According to NAR, approximately 42% of individual brokers and independent sales agents are affiliated with a franchisor. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value that the franchisor provides to enhance the franchisee's ability to grow its business and improve the recruitment, retention and productivity of its independent sales agents. The value provided by a franchisor encompasses many different aspects including the quality of the brand, tools, technology, marketing and other services, the availability of financing provided to the franchisees, and the fees the franchisees must pay. Franchisee fees can be structured in numerous ways and can include volume and other incentives, flat royalty and marketing fees, capped royalty fees, and discounted royalty and marketing fees. In order to remain competitive, we may need to modify the traditional volume-based franchise model utilized by many of our brands. We launched a capped fee model at one of our brands in 2019 as we have faced increasing competition from franchisors utilizing alternative models. Taking into account competitive factors, we have and may continue, from time to time, to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms.
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
Relocation Operations. Competition in our corporate relocation operations is based on capabilities, price and quality. We compete primarily with global outsourced and regional relocation services providers in the corporate relocation operations. The larger outsourced relocation services providers that we compete with include SIRVA, Inc., BGRS, Weichert Relocation Resources, Inc., Aires and Graebel Companies, Inc. Competition is expected to continue to intensify as an increasingly higher percentage of relocation clients reduce their global relocation benefits and related spend.
Title Agency Business. The title, escrow and settlement services business is highly competitive and fragmented. The number and size of competing companies vary in the different areas in which we conduct business. In certain parts of the country our title agency business competes with small title agents and attorneys while in other parts of the country our competition is the larger title underwriters and national vendor management companies.
Integrated Services and Ancillary Services. Increasingly residential real estate market participants have sought to establish more integrated business models that include the provision of ancillary services to the consumer, such as title agency, mortgage origination and underwriting. Similarly, certain mortgage origination providers seek to broaden their access to the profit pools surrounding the residential real estate transaction, including real estate brokerage commissions. Some mortgage companies have created their own agent networks and may expand further into real estate. These factors have resulted in additional competitive pressure to our individual business units as well as the Company as a whole.
For additional information on the competitive risks facing our businesses, see "Item 1A.—Risk Factors—Strategic & Operational Risks", in particular under the caption "The businesses in which we, our joint ventures, and our franchisees operate are intensely competitive."
Government and Other Regulations
For a summary of certain legal proceedings in which Realogy is a named defendant see Note 14, "Commitments and Contingencies", in this Annual Report. For additional information with respect to related risks facing our business, see "Item 1A. Risk Factors," in particular under the heading "Regulatory and Legal Risks", in this Annual Report.
Legal and Regulatory Environment. All of our businesses, as well as the businesses of our joint ventures (such as mortgage origination, RealSure and real estate auction) and the businesses of our franchisees are highly regulated and subject to shifts in public policy, statutory interpretation and enforcement priorities of regulators and other government authorities as well as amendments to existing regulations and regulatory guidance. Likewise, litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation or investigations for the Company. In addition, through our subsidiaries, employees and/or affiliated agents, we are a participant in many multiple listing services ("MLSs"), a member-owner of certain MLSs, and a member of the National Association of Realtors ("NAR") and respective state realtor associations. The rules and policies for these organizations are also subject to change due to shifts in internal policy, regulatory developments, litigation or other legal action. Changes in the rules and policies of NAR and/or any MLSs can also be driven by changes in membership, including the entry of new industry participants, and other industry forces.
From time to time, certain industry practices have come under federal or state scrutiny or have been the subject of litigation. The industry is currently experiencing increased scrutiny by regulators and other government offices, both on a federal and state level. Three of the more active areas of in our industry have been antitrust and competition, compliance with RESPA (and similar state statutes) and worker classification. Other examples include, but are not limited to, consumer protection, mortgage lending and debt collection laws, federal and state fair housing laws, various broker fiduciary duties, false or fraudulent claims laws, and state laws limiting or prohibiting inducements, cash rebates and gifts to consumers.
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
In July 2021, the Department of Justice (“DOJ”) filed a notice of withdrawal of consent to its November 2020 proposed consent decree with NAR to settle a civil lawsuit in which the DOJ alleged that NAR established and enforced illegal restraints on competition in the real estate industry. The DOJ also filed to voluntarily dismiss the civil lawsuit without prejudice in July 2021, stating in a concurrently filed press release that “[t]he department determined that the [November 2020] settlement will not adequately protect the department’s rights to investigate other conduct by NAR that could impact competition in the real estate market…” The DOJ further noted in its press release that it “is taking this action to permit a broader investigation of NAR’s rules and conduct to proceed without restriction.” Although we were not a party to or a participant in the DOJ’s civil lawsuit against, or settlement agreement with, NAR, and may not agree with certain of the allegations asserted, we do believe the settlement provisions generally were reasonable and would modernize the practices at issue. In November 2021, NAR modified its rules to implement most of the changes the DOJ settlement sought, and we (through our subsidiaries, employees and/or affiliated agents) will comply with all of the rule changes.
In addition to the announcements by DOJ, there have been recent statements and actions by the Federal Trade Commission (“FTC”) and the executive branch focused on increasing competition across industries. For example, an Executive Order issued by the White House in July 2021 identified areas of interest for further investigation—including real estate brokerage and listings. Also, in July 2021, the FTC rescinded its generally applicable 2015 antitrust policy statement, noting in a press release that such statement “has constrained the agency’s use of its authority to stop anticompetitive business tactics under Section 5 of the FTC Act.” Additional action has been taken by the FTC, including a withdrawal of the 2020 Vertical Merger Guidelines in September 2021 and hosting a workshop focused on the welfare of workers and restrictions on competition (such as non-compete and non-disclosure agreements) in December 2021.
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
RESPA. RESPA, state real estate brokerage laws, state title insurance laws, and similar laws in countries in which we do business restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, home warranty and title insurance). Such laws may to some extent impose limitations on arrangements involving our real estate franchise, real estate brokerage, title agency and underwriting services, lead generation, and relocation operations or the businesses of our joint ventures (including mortgage origination, RealSure, and real estate auction). In addition, with respect to our company owned real estate brokerage, lead generation, relocation and title, escrow and settlement and title underwriting services businesses as well as the businesses of certain of our joint ventures (including mortgage origination and RealSure), RESPA and similar state laws generally require timely disclosure of certain relationships or financial interests with providers of real estate settlement services. Pursuant to the Dodd-Frank Act, the Consumer Financial Protection Bureau (the "CFPB") administers RESPA. Some state authorities have also asserted enforcement rights.

RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between title underwriters and their agents, real estate brokers and agents and market-based fees for the provision of goods or services and marketing arrangements.  In addition, RESPA allows for referrals to affiliated entities, including joint ventures, when specific requirements have been met.  We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA.  However, RESPA compliance may become a greater challenge under certain administrations, including the current administration, for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes. Some regulators and other parties have advanced novel and stringent interpretations of RESPA including assertions that any provision of a thing of value in a separate, but contemporaneous transaction with a referral constitutes a breach of RESPA on the basis that all things of value exchanged should be deemed in exchange for the referral. Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees.
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
For example, in worker classification litigation involving real estate agents at a competing brokerage, the New Jersey Appellate Division recently applied a strict classification test to a wage and hour case. The brokerage has appealed the case to the New Jersey Supreme Court. In its holding in that matter, the New Jersey Appellate Division recognized that legislative statutory amendments made in 2018 may affect worker classification claims related to real estate agents in New Jersey on a go-forward basis. In January 2022, the New Jersey legislature clarified that the 2018 amendments explicitly provide that the amendments applied retroactively, which may impact the pending worker classification litigation against the competing brokerage. Also, there have been several challenges to the constitutionality and enforceability of a California worker classification statute adopted in 2019 as it applies to other industries, which if found unconstitutional, could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in California. We continue to monitor these matters as well as related federal and state developments.
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
The CCPA imposes comprehensive requirements on organizations that collect, sell and disclose personal information about California residents and employees. In November 2020, California passed Proposition 24, establishing the California Privacy Rights Act (“CPRA”), which will take effect January 1, 2023. The CPRA provides further requirements that will impact our businesses’ compliance efforts and operational risks as the CPRA differentiates “personal information” and “sensitive information,” expands the term “sale” to include sharing of personal information, and imposes data minimization and data retention requirements. The CPRA also established a new California Privacy Protection Agency, which is intended to take a more active role in enforcement of the law. Virginia and Colorado both passed privacy legislation in 2021, both of which will take effect in 2023, and which differ from the CPRA in how they will be implemented. Other states are likely to implement their own privacy statutes in the near term.
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
Internationally, the European Union’s General Data Protection Regulation ("GDPR") has conferred significant privacy rights on individuals (including employees and independent agents) and materially increased penalties for violations. In 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, one of the methods for transfers of personal data into the U.S. As a result, companies may have to rely on standard contractual clauses, or binding corporate rules for the transfer of personal data while awaiting further guidance or regulation. In 2021, the European Commission issued an implementing decision regarding the use of Standard Contractual Clauses. Other countries have also recently expanded on their data privacy laws and regulations.
For additional information with respect to related risks facing our business, see "Item 1A. Risk Factors" in this Annual Report, in particular under the caption "Cybersecurity incidents could disrupt business operations and result in the loss of critical and confidential information or litigation or claims arising from such incidents, any of which could have a material adverse effect on our reputation and results of operations."
The Telephone Consumer Protection Act (“TCPA”) restricts certain types of telemarketing calls and the use of automatic telephone dialing systems and artificial or prerecorded voice messages. The TCPA also established a national Do-Not-Call registry. The TCPA defines autodialing broadly and requires express written consent for certain communications to cellphones. Florida recently updated its equivalent of the TCPA to expand it in certain respects. Our industry is vulnerable to claims made by class action consumers for contacts made by independent contractor real estate agents.
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
Multiple Listing Services Rules. MLSs, NAR and respective state realtor associations each maintain rules, policies, data licenses, and terms of service, which specify, among other things, how MLS data and listings may be accessed, used, and displayed on websites and mobile applications. The rules of each MLS can vary widely and are complex. Changes in the rules and policies of NAR and the MLSs can also be driven by changes in membership, including the entry of new industry participants, as well as other industry forces including those discussed under the "Legal and Regulatory Environment" heading in this section.

Anti-Discrimination Laws. Our company owned and franchised brokerages, and agents affiliated with such brokerages, as well as our other businesses are subject to federal and state housing laws that generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. For example, the Fair Housing Act, its state and local law counterparts, and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, all prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status, disability, and, in some states or locales, financial capability, sexual orientation, gender identity, military status, or source of income. Certain states or locales, such as New York, have or are in the process of expanding their laws.
Regulation of Title Insurance and Settlement Services. Nearly all states license and regulate title agencies, escrow companies and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States may periodically lower the insurance rates relative to loss experience and other relevant factors. States may also require title agencies, escrow companies and title underwriters to meet certain minimum financial requirements for net worth and working capital.
Title Resources is domiciled in Texas. In connection with the planned sale of Title Resources in exchange for cash and a 30% equity interest in a title insurance joint venture that owns Title Resources, we made filings with the Texas Department of Insurance required under the insurance laws and regulations of Texas. These laws and regulations generally provide that no person may acquire control, directly or indirectly, of a Texas domiciled insurer, unless the person has provided required information to, and the acquisition is approved or not disapproved by, the Texas Department of Insurance. Title Resources is also subject to the holding company act in its state of domicile, which regulates, among other matters, investment policies and the ability to pay dividends. Title Resources must also defer a portion of premiums as an unearned premium reserve for the protection of policyholders (in addition to their reserves for known claims) and must maintain qualified assets based on statutory requirements.
Certain states in which we operate have "controlled business" statutes which impose limitations on the level of business our title and escrow companies can receive from its affiliated real estate brokers, mortgage lenders and other real estate service providers. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit we will be prepared to comply with any such rule. "Controlled business" typically is defined as sources controlled by, or which control, directly or indirectly, or are under common control with, the title agent. Pursuant to regulations in New York, title agents with affiliated businesses must make a good faith effort to obtain and be open for title insurance business from all sources and not business only from affiliated persons, including actively competing in the marketplace. A company's failure to comply with such statutes could result in the payment of fines and penalties or the non-renewal of the Company's license to provide title, escrow and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable "controlled business" statutes by ensuring that we generate sufficient business from sources we do not control.
Regulation of the Mortgage Industry. We participate in the mortgage origination business through our 49.9% ownership of Guaranteed Rate Affinity. Private mortgage lenders operating in the U.S. are subject to comprehensive state and federal regulation and to significant oversight by government sponsored entities. Dodd-Frank endows the CFPB with rule making, examination and enforcement authority involving consumer financial products and services, including mortgage finance.  The CFPB has issued a myriad of rules, including TILA-RESPA Integrated Disclosure rules, which impose significant obligations on Guaranteed Rate Affinity. The Federal Trade Commission (FTC) and Department of Justice (DOJ) also regulate the mortgage lending industry, specifically in the areas of fair lending and unfair and deceptive business practices.

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
Risks Related to Macroeconomic Conditions
The residential real estate market is cyclical and we are negatively impacted by downturns and disruptions in this market.
The residential real estate market tends to be cyclical and typically is affected by changes in general economic and residential real estate conditions which are beyond our control. For example, the U.S. residential real estate industry was in a significant and lengthy downturn from the second half of 2005 through 2011. In 2020, in connection with the COVID-19 pandemic, U.S. residential real estate industry experienced significant volatility. While the industry improved markedly from the COVID-19 related low seen in the second quarter of 2020, we cannot predict the duration or continued strength of housing demand. If the residential real estate market were to materially slow or deteriorate, if the economy as a whole does not improve, or if the broader real estate industry (including REITs, commercial and rental markets) were to experience a significant downtown, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business and return capital to stockholders.
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
•increases in mortgage rates or inflation;
•a reduction in the affordability of homes, including in connection with rising home prices;
•decreasing consumer confidence in the economy and/or the residential real estate market;
•an increase in potential homebuyers with low credit ratings or inability to afford down payments;
•stringent mortgage standards, reduced availability of mortgage financing or increasing down payment requirements or other mortgage challenges;
•an increase in foreclosure activity;
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
•a decline in home ownership levels in the U.S., including as a result of changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, limits on the proclivity of home owners to purchase an alternative home due to constrained inventory, or changes in preferences to rent versus purchase a home; and
•other changes in consumer preferences, including weakening in the consumer trends that have benefited the Company since the second half of 2020.
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
For example, the COVID-19 crisis has had and is expected to continue to have a profound effect on the global economy and financial markets, which materially impacted relocation volume and contributed to significant homesale transaction volume volatility in 2021. Contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors such as potential consumer, business or governmental defaults or delinquencies due to the COVID-19 crisis or otherwise could have a material adverse impact on our business, financial condition and results of operations.
Monetary policies of the federal government and its agencies may have a material adverse impact on our operations.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve Board. These policies regulate the supply of money and credit in the U.S. and impact the real estate market through their effect on interest rates as well as the cost of our interest-bearing liabilities. In December 2021, the Federal Reserve Board announced its intention to accelerate the reduction of its purchases of mortgage-backed securities (which could result in this stimulus program concluding in March 2022) and released economic projections that showed officials expect to raise interest rates three times in 2022 and could determine to taper its purchases of other securities as well - any of which could increase interest rates. If interest rates were to rise, homebuilders may determine to discontinue or delay new projects, which could further contribute to inventory constraints. Changes in the Federal Reserve Board's policies, the interest rate environment, and the mortgage market are beyond our control, are difficult to predict, and could have a material adverse effect on our business, results of operations and financial condition.
Increases in mortgage rates or tightened mortgage underwriting standards may result in declines in homesale transaction growth as well as mortgage and refinancing activity.
We have been and could again be negatively impacted by a rising interest rate environment as increases in mortgage rates generally have a negative impact on mortgage unit, closing and refinancing volumes, housing affordability and homesale transaction volume. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or, similarly, if potential home buyers choose to rent rather than pay higher mortgage rates. If the pace of existing homesale transactions slows (due to increases in mortgage rates or otherwise), we would also expect decreased title services and mortgage origination activity. Refinancing volumes are highly correlated with fluctuations in mortgage rates as well (although they are also inherently cyclical), as home owners are less likely to refinance their mortgage during periods of increasing rates.
In addition, the imposition of more stringent mortgage underwriting standards or a reduction in the availability of alternative mortgage products could also reduce homebuyers' ability to access the credit markets on reasonable terms and adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes. In addition, the combination of tightened mortgage underwriting standards with first-time homebuyers who have heavy debt and may be unable to satisfy down payment requirements may intensify first-time homebuyer concerns about investing in a home and impact their ability or willingness to enter into a homesale transaction. Changes in policy can impact other home buyers as well. For example, the Federal Housing Finance Agency recently introduce a new pricing framework that will increase fees for certain high-balance and second home loans, which could reduce demand by investors and consumers for homesale transactions with such financing. A significant decline in the number of homesale transactions or mortgage, title and refinancing activity due to any of the foregoing would adversely affect our financial and operating results.

Meaningful decreases in the average brokerage commission rate could materially adversely affect our financial results.
There are a variety of factors that could contribute to declines in the average broker commission rate, including regulation, the rise of certain other competitive brokerage or non-traditional competitor models (including iBuying and home swap business models and related models that help buyers compete as cash buyers), an increase in the popularity of discount brokers or other utilization of flat fees, rebates or lower commission rates on transactions as well as other competitive factors.
The average broker commission rate for a homesale transaction is a key driver for both Realogy Brokerage and Realogy Franchise Groups. Meaningful reductions in the average broker commission rate could materially adversely affect our revenues, earnings and financial results.
Continued or accelerated declines in inventory may result in insufficient supply, which could have a negative impact on homesale transaction growth and ancillary homesale services, including title and mortgage.
Inventory levels for the existing home market have been declining over the past several years due to strong demand, in particular in certain highly sought-after geographies and at lower price points and are significantly below historical average levels. Additional inventory pressure arises from periods of slow or decelerated new housing construction. In addition, real estate industry models that purchase homes for rental or corporate use (rather than immediate resale) can put additional pressure on available housing inventory, as may alternative competitors, such as iBuying models. While a continuation of low inventory levels may contribute to favorable demand conditions and improved homesale price growth, insufficient inventory levels generally have a negative impact on homesale volume growth and can contribute to a reduction in housing affordability, which can result in some potential home buyers deferring entry into the residential real estate market. In periods of rapid inventory turnover there is an increased risk that new real estate listings will not keep pace with demand, which could also negatively impact homesale transaction volume. Constraints in home inventory levels have typically had and may continue to have an adverse impact on the number of homesale transactions closed by Realogy Franchise and Brokerage Groups (and on ancillary homesale services, including title and mortgage), which could materially adversely affect our revenues, earnings and financial results.
The COVID-19 crisis has and may again amplify risks to our business and worsening economic consequences of the crisis or the reinstatement of significant limitations on normal business operations could have a material adverse effect on our business and the businesses of our joint ventures and franchisees.
The impact of the COVID-19 crisis and the corresponding economic and other consequences stemming from the pandemic on our business and financial results will depend largely on future developments, which we are unable to accurately predict, including, but not limited to: the extent, duration and severity of the spread of the COVID-19 pandemic; the impact of vaccines and virus mutations; the extent of any related governmental regulation (including those that preclude or strictly limit in-person showings of properties); the extent of related government financial support for franchisees, independent sales agents, consumers and corporations, including federal and/or state monetary or fiscal programs meant to assist businesses and individuals navigate COVID-19 related financial challenges; evolving societal reactions to the pandemic; the duration and severity of the impact on the U.S. economy (including economic contraction) as well as capital, credit and financial markets (including with respect to increasing down payment requirements from mortgage lenders or other tighter mortgage standards or a reduction in the availability of mortgage financing as well as with respect to consumer, business and governmental credit defaults); the materiality of increases in mortgage delinquencies or foreclosure rates; the magnitude and duration of unemployment rates and adverse impact to wage growth; the related impact on consumer confidence, preferences and spending; and the magnitude of the financial and operational consequences to our franchisees, all of which are highly uncertain.
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
In addition, we believe that certain trends related to the COVID-19 crisis, such a growing acceptance of work from home arrangements, have supported recent beneficial consumer trends in the residential real estate industry, including demand in certain geographies and in the high-end markets. A prolonged slowdown or end to the crisis could result in a reversal of such trends or give rise to new trends, the impact of which are currently unknown to us, but could be adverse to our business or the businesses of our joint ventures and franchisees. Further, we have observed continued strength in certain beneficial consumer trends that we believe are largely driven by behavioral changes related to the COVID-19 crisis, including home buyer preferences for certain geographies (including attractive tax and weather destinations), which we believe has contributed to the sustained high levels of demand in the residential real estate market. We can provide no assurance as to whether these consumer trends may continue, whether at the same strength, or at all, or whether such trends will continue to have a positive effect on the residential real estate market recovery.
Negative impacts from the crisis or related changes in consumer behavior may be more pronounced in future periods and could have a material adverse effect on our profitability, results of operations, liquidity and financial position, notwithstanding any mitigation actions we may take, and may materially heighten the other risks described herein. In addition, we may determine that mitigating cost-saving initiatives, which may be material, are required and such actions may negatively impact our ability to advance our business strategy and our operations.
Strategic and Operational Risks
Our ability to grow earnings is significantly dependent upon our and our franchisees' ability to attract and retain productive independent sales agents and on our ability to attract and retain franchisees.
If we and our franchisees, as applicable, are unable to successfully grow the base of productive independent sales agents at our company owned and franchisee brokerages (or if we or they fail to replace departing successful sales agents with similarly productive sales agents) or if we are unable to grow our base of franchisees, we may be unable to maintain or grow revenues or earnings and our results of operations may be materially adversely affected.
A variety of factors impact our ability to attract and retain independent sales agents and franchisees, including but not limited to, intense competition from other brokerages as well as companies employing technologies or alternative models intended to disrupt historical real estate brokerage models, such as iBuying and home swap models and other corporate-to-consumer models that minimize the role of agents; our ability to develop and deliver compelling products and services to independent sales agents and franchisees; our ability to generate high-quality leads to independent sales agents and franchisees; and our ability to adopt and implement commission plans (or pricing model structures) that are attractive to such agents (or such franchisees).
Our franchisees face the same challenges with respect to productive sales agent recruitment and retention as well as other market pressures generally facing the industry (such as margin compression). If a franchisee is unable to maintain or grow their affiliated sales agent base, the homesale transaction volume generated by such franchisee may decline, and such declines may be material and could result in a material decline in our royalty revenues. In addition, franchisees may seek lower royalty rates or higher incentives from us to moderate market pressures. Such pressures may also induce certain franchisees to exit our franchisee system. If franchisees, in particular multiple larger franchisees, fail to renew their franchise agreements (or otherwise leave our franchise system), or if we induce franchisees to renew these agreements through lower royalty rates or higher incentives (as we have done from time to time), then our royalty revenues may decrease, and profitability may be lower than in the past.
If we fail to successfully enhance our value proposition, we may fail to attract new or retain productive independent sales agents or franchisees, resulting in a reduction in commission income and royalty fees paid to us, which would have a material adverse effect on our results of operations. Even if we are successful in our recruitment and retention efforts, any additional revenue generated may not offset the related expenses we incur.
Continued erosion of our share of the commission income generated by homesale transactions due to shifts to affiliated independent sales agents or other market factors would further negatively affect our profitability.
Intense industry competition for agents combined with our strategic emphasis on the recruitment and retention of independent sales agents has and is expected to continue to put upward pressure on our commission expense, which has and could continue to negatively impact our profitability. Other market factors, including, but not limited to, competitors with access to outside capital that pursue increases in market share over profitability, models that operate at lower margins, including virtual brokerages and brokerages that operate in a more virtual fashion or reduced cost platforms, and listing aggregator concentration and market power is expected to further erode our share of commission income.
If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned residential brokerages could continue to be adversely affected.
Our franchisees face similar risks and continued downward pressure on the commission income recognized by our franchisees could negatively impact their view of our value proposition and we may fail to attract new franchisees, expiring franchisees may not renew their agreements with us, or we may be required to offer reduced royalty fee or increased incentive arrangements to new and existing franchisees, any of which would result in a further reduction in royalty or other fees paid to us.
Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could adversely affect our revenues and profitability.
Realogy Brokerage Group operates real estate brokerage offices located in and around large U.S. metropolitan areas where competition for independent sales agents and independent sales agent teams is particularly intense. Local and regional economic conditions in these locations could differ materially from prevailing conditions in other parts of the country. For the year ended December 31, 2021, Realogy Brokerage Group realized approximately 25% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida, which in the aggregate totals approximately 59% of its revenues. A downturn in the residential real estate market or economic conditions that is concentrated in these regions, or in other geographic concentration areas for us, could result in a decline in Realogy Brokerage Group's total gross commission income and profitability disproportionate to the downturn experienced throughout the U.S. and could have a material adverse effect on our financial position. In addition, given the significant geographic overlap of our title, escrow and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations could have a disproportionate adverse effect on our title, escrow and settlement services business and mortgage origination joint venture as well.
Realogy Brokerage Group also has a significant concentration of transactions at the higher end of the U.S. real estate market and in high-tax states. Accordingly, the effects of certain state and local tax reform, such as the 2017 Tax Act or the mansion tax in New York City, may have a deeper impact on our business. A shift in transactions from high-tax to low-tax states or in Realogy Brokerage Group's mix of property transactions from high range to lower and middle range homes would adversely affect the average price of Realogy Brokerage Group's closed homesales. Such a shift, absent an increase in transactions, would have an adverse effect on our operating results. Due to Realogy Brokerage Group's concentration in high-end real estate, its business may also be adversely impacted by capital controls imposed by foreign governments that restrict the amount of capital individual citizens may legally transfer out of their countries. In addition, Realogy Brokerage Group continues to face heightened competition for both homesale transactions and high performing independent sales agents because of its prominent position in the higher end housing markets.
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
We may not successfully develop or procure products, services and technology that support our strategic initiatives, which could have a material adverse effect on our results of operations.
Our future success depends in part on our ability to continuously develop and improve, or procure, products, services, and technologies that are compelling to independent sales agents, franchisees and consumers (including consumers of our ancillary services businesses). We have expended and expect to continue to expend substantial time, capital, and other resources to identify the needs of our company owned brokerages, franchisees, independent sales agents and their customers and to develop product, service and technology offerings to meet their needs as well as those that will further complement our businesses.
We may incur unforeseen expenses in the development of, or enhancements to, products, services and technology, or may experience competitive delays in introducing new offerings as quickly as we would like. We also rely on third parties for the provision or development of certain key products that we offer to affiliated independent sales agents and brokers. Delays or other issues with such products could have a negative impact on our recruitment and retention efforts, which may be material. In addition, the increasingly competitive industry for technology talent may impact our ability to attract and retain employees involved in developing our technology products and services.

Furthermore, the investment and pace of technology development continue to accelerate across the industry, creating risk in the relative timing and attractiveness of our technology products and services, and there can be no assurance that affiliated franchisees, independent sales agents in our franchise system (including those affiliated with our company owned brokerages), or customers will choose to use the products, services or technologies we may develop or that affiliated agents or franchisees will find such products, services and technologies compelling. We may encounter delays or be unable to maintain and scale the technology underlying our offerings due to operational interruptions or failures, which could negatively impact the security and availability of our services and technologies. In addition, our competitors may develop or make available products, services or technologies that are preferred by agents, franchisees and/or consumers, which could have a negative impact on our competitive position, financial results and stock price. Further, third parties utilizing our open architecture platform may not create tools that meet the needs of agents and franchisees in a timely or effective manner, or at all.
In addition, we have made and may continue to make strategic investments in companies and joint ventures developing products, services and technologies that we believe will support our strategy and we may not realize the anticipated benefits from these investments or be able to recover our investments in such companies and joint ventures and such offerings may not become available to us or may become available to our competitors. For example, our RealSure joint venture may not result in increased revenues or earnings if competitors provide more attractive offers or are perceived as providing a better transactional experience by agents or consumers.
Any of the foregoing could adversely affect our value proposition to affiliated agents and franchisees, the productivity of independent sales agents, our appeal to consumers, or our ability to capture increased economics associated with homesale transactions, which in turn could adversely affect our competitive position, business and results of operations.
The businesses in which we, our joint ventures, and our franchisees operate are intensely competitive.
We face intense competition in the residential real estate services business, in particular with respect to productive independent sales agent recruitment and retention. Aggressive competition for the affiliation of independent sales agents continues to make recruitment and retention efforts at both Realogy Brokerage Group and Realogy Franchise Group challenging, in particular with respect to more productive sales agents and in the densely populated metropolitan areas in which we operate. The competitive environment has had a negative impact on our market share in the past (and may have such an impact again in the future) and may continue to put pressure on our and our franchisees' operating margins.
Competitive pressures for independent sales agents come from a variety of sources, including traditional brokerages as well as newer brokerage models, including virtual brokerages (and other brokerages that offer the sales agent fewer services, but a higher percentage of commission income) as well as brokerages that provide certain services to agents and agent teams, but with branding focused on the name of the agent or agent team, rather than the brokerage brand.
Increasingly, independent sales agents have affiliated with brokerages that offer a different mix of services to the agent, allowing the independent sales agent to select the services that they believe allow them to retain a greater percentage of the commission and purchase services from other vendors as needed. In addition, certain types of compensation that may be appealing to independent sales agents, such as equity awards, may not be available to us at a reasonable cost or at all.
These competitive market factors also impact our franchisees and such franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which has and could continue to result in a reduction in royalty fees paid to us or other associated costs.
We expect this highly competitive environment to continue and, accordingly, we and our affiliated franchisees may fail to attract and retain independent sales agents if we are unable to compete with a combination of continuously improved value proposition and/or commission plans that appeal to a broad base of independent sales agents in a profitable and effective manner.
If we or our franchisees fail to attract and retain successful independent sales agents or we or they fail to replace departing successful independent sales agents with similarly productive independent sales agents, the gross commission income generated by our company owned brokerages and franchises may decrease, which may have a material adverse impact on our business and financial results.
Our franchise business is also highly competitive. Upon the expiration of a franchise agreement, a franchisee may choose to franchise with one of our competitors or operate as an independent broker. Competitors may offer franchisees whose franchise agreements are expiring or prospective franchisees products and services similar to ours at rates that are lower than we charge or a combination of products and services that are more attractive to the franchisee. We also face the risk that brokers may not enter into or renew franchise agreements with us for a variety of reasons, including because they believe they can compete effectively in the market without the need to license a brand of a franchisor and receive services offered by a franchisor, because competitive costs associated with agent recruitment makes affiliation with a brand economically challenging, or because they may believe that their business will be more attractive to a prospective purchaser without the existence of a franchise relationship. Additional competitive pressure is provided by regional and local franchisors as well as franchisors offering different franchise models or services.
To remain competitive in the sale of franchises and to retain our existing franchisees, we have taken and may continue to take actions that result in increased costs to us (such as increased sales incentives to franchisees) or decreased royalty payments to us (such as a reduction in or cap on the fees we charge our franchisees, including lower royalty rates), which may have a material adverse effect on our earnings and growth opportunities. If we fail to successfully offer franchisees compelling value propositions, we may fail to attract new franchisees and expiring franchisees may not renew their agreements with us, resulting in a reduction in royalty fees paid to us.
In addition, our continued implementation of strategic initiatives intended to add new franchisees and grow our agent base through the introduction of new franchisee fee models and brands, while intended to capture additional market share with brokers unaffiliated with our brands, could result in greater intra-brand competition among our brands. In order to enhance our competitive profile, we may increase the amounts that we spend on marketing and the development of products and services that we believe will appeal to independent sales agents, franchisees and consumers.
As noted in the following risk factor, we and our franchisees also face substantial competition from non-traditional market participants.
Competition in our related businesses and the businesses of our joint ventures is also acute. See "Item 1.—Business—Competition" in this Annual Report for additional information.
Consumer preferences for the home buying and selling experience may change more quickly than we can adapt our businesses, which may have a material adverse effect on our results of operations and financial condition.
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
Some of these models, such as traditional iBuying or home swap models, may have less exposure to risks related to the continued rise of sales agent's share of commission income generated by homesale transactions, as they are less reliant on agent services. Changes to industry rules and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of independent sales agents, including for sale by owner transactions.
The significant size of the U.S. real estate market has continued to attract outside capital investment in disruptive competitors that seek to access a portion of this market, which has and is likely to continue to contribute to the competitive environment. Meaningful gains in market share by these alternative models, including traditional iBuying or home swap models, and/or the introduction of other industry-disruptive competitors may adversely impact our market share and reduce homesale and ancillary transaction volume if we are unable to introduce competing products and services that are more attractive to consumers in a timely manner. A loss of market share or reduction in such transaction volume may have a material adverse effect on our operations and financial performance.
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
•setting up competing brokerages and/or businesses, which could include directing referrals to agents and brokers that share revenue with them;
•expanding their offerings to include products (including agent tools) and services ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us;
•bundling their listing services with such ancillary offerings;
•not including our or our franchisees' listings on their websites;
•controlling significant inventory and agent referrals, tying referrals to use of their products, and/or engaging in preferential or exclusionary practices to favor or disfavor other industry participants;
•leveraging their position to compel the use of their platforms exclusively, which may include requiring disclosure of competitively sensitive information;
•aggregating consumer data from their listing sites and ancillary services for competitive advantage;
•establishing oppressive contract terms, including with respect to data sharing requirements;
•disintermediating our relationship with affiliated franchisees and independent sales agents; and/or
•disintermediating the relationship between the sales agent and the buyers and sellers of homes, including through the promotion of products or services designed to replace the role of the sales agent in both buy side and sell side transactions.
Such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our market share, reduce our franchisor service revenue and dilute our relationships with our franchisees and our franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes.
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
Realogy Franchise Group receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of Realogy Franchise Group are dependent upon the operational and financial success of our franchisees, in particular with respect to our largest franchisees. Recent strength in the high-end real estate market, along with agent recruitment and business consolidation, has spurred above-industry market growth for certain franchisees, in particular at Sotheby’s International Realty (some of which are our top-performing franchisees). If industry trends or economic conditions worsen or do not improve, if beneficial consumer trends slow or reverse, or if one or more of our top performing franchisees become less competitive or leaves our franchise system, Realogy Franchise Group's financial results may worsen and our royalty revenues may decline, which could have a material adverse effect on our revenues and profitability. In addition, we may have to increase our bad debt and note reserves, including with respect to the conversion notes we extend to eligible franchisees, which are forgiven ratably over the term of the franchise agreement upon satisfaction of certain revenue performance-based thresholds. We may also have to terminate franchisees due to non-payment. Moreover, the ownership model for some larger franchisees has shifted to control by private investor groups that are more likely to have a higher proportion of debt and may have different priorities than historic franchisee owners, which increases franchisee liquidity, termination and non-renewal risks.
Consolidation among our top 250 franchisees may cause our royalty revenue to grow at a slower pace than homesale transaction volume.
A significant majority of revenue at Realogy Franchise Group is generated from our top 250 franchisees, which have grown faster than our other franchisees through organic growth and market consolidation in recent years. The growing concentration in our top 250 franchisees puts pressure on our ability to renew or negotiate franchise agreements with favorable terms, including with respect to contractual royalty rates, sales incentives and covered geographies. In addition, such concentration increases risks related to the financial health of our franchisees as well as with respect to franchisee non-renewal or termination. If the amount of gross commission income generated by our top 250 franchisees continues to grow at a quicker pace relative to our other franchisees, we would expect to experience pressure on our royalty revenue, which we would expect to continue to increase, but at a slower pace than homesale transaction volume due to increased volume incentives, lower negotiated rates, and other incentives earned by such franchisees, all of which directly impact our royalty revenue.
Negligence or intentional actions of our franchisees and their independent sales agents could harm our business.
Our franchisees (other than our company owned brokerages at Realogy Brokerage Group) are independent business operators and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards or may not affiliate with effective independent sales agents or employees. If our franchisees or their independent sales agents were to engage in negligent or intentional misconduct or provide diminished quality of service to customers, our image and reputation may suffer materially, which could adversely affect our results of operations. Negligent or improper actions involving our franchisees or master franchisees, including regarding their relationships with independent sales agents, clients and employees, have and may in the future also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.
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
We do not own two of our brands and difficulties in the business or changes in the licensing strategy of, or disagreements or complications in our relationship with, the brand owners could disrupt our business and/or negatively reflect on the brand and the brand value.
The Sotheby's International Realty® and Better Homes and Gardens® Real Estate brands are owned by the companies that founded these brands. Under separate long-term license agreements, we are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the successful protection of those brands. In 2021, we formed a strategic joint venture with one of the brand owners that acquired a stake in an online residential auction platform. Any disagreements or complications in our relationship with, or difficulties in the business or changes in the licensing strategy of, the brand owners could disrupt our business and/or negatively reflect on the brand and the brand value. For additional information see "Item 1.—Business—Realogy Franchise Group—Intellectual Property".
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
Many of the general residential housing trends impacting our businesses that derive revenue from homesales also impact our relocation services business. Additionally, global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move as well as lower volume growth, our relocation operations have been subject to an increasingly competitive pricing environment and lower average revenue per relocation, which negatively impacts the operating results of our relocation operations. The COVID-19 crisis along with related ongoing travel restrictions in the U.S. and elsewhere, has exacerbated these trends and is expected to continue to put pressure on the financial results of Cartus Relocation Services. We are unable to determine when, or if, relocation volumes will return to levels consistent with those prior to the onset of the COVID-19 crisis. In addition, the greater acceptance of remote work arrangements has the potential to have a negative impact on relocation volumes in the long-term.
The failure of third-party vendors or partners to perform as we expect or appropriately manage risks, or our failure to adequately monitor third-party performance, could result in harm to our reputation and have a material adverse effect on our business and results of operations.
We engage with third-party vendors and partners in a variety of ways, ranging from strategic collaborations and joint ventures and product development to running key internal operational processes and critical client systems.  In many instances, these third parties are in direct contact with our customers in order to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third parties may be in possession of personal information of our customers or employees. In other instances, these third parties may play a critical role in developing products and services central to our business strategy. For example, we have partnered with a strategic third party to provide its product suite to affiliated agents, brokerages and franchisees, and these products form an important part of our value proposition to such parties. In addition, we have engaged with other strategic third-party partners for other key software development projects. Our third-party partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay us, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.
If our third-party partners or vendors were to fail to perform as we expect, fail to appropriately manage risks, provide diminished or delayed services to our customers or face cybersecurity breaches of their information technology systems, or if we fail to adequately monitor their performance, our operations and reputation could be materially adversely affected, in particular with respect to any such failures related to the provision or development of key products. Depending on the function involved, vendor or third-party application failure or error may lead to increased costs, business disruption, distraction to management, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, loss of customers, damage to our reputation, or litigation, regulatory claims and/or remediation costs (including claims based on theories of breach of contract, vicarious liability, negligence or failure to comply with laws and regulations). Third-party vendors and partners may also fail to maintain or keep adequate levels of insurance, which could result in a loss to us or expose us to litigation. In addition, although we have a Vendor Code of Conduct, we may be subject to the consequences of fraud, bribery, or misconduct by employees of our vendors, which could result in significant financial or reputational harm. The actions of our third-party vendors and unaffiliated third-party developers are beyond our control. We face the same risks with respect to subcontractors that might be engaged by our third-party vendors and partners.

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
Third parties, including vendors or suppliers that provide essential services for our global operations, could also be a source of security risk to us if they experience a failure of their own security systems and infrastructure. We increasingly rely on third-party data processing, storage providers, and critical infrastructure services, including but not limited to cloud solution providers. The secure processing, maintenance and transmission of this information is critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures, which may not be as robust as our own procedures. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
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
Cybersecurity incidents, depending on their nature and scope, could result in, among other things, the misappropriation, destruction, corruption or unavailability of critical systems, data and confidential or proprietary information (our own or that of third parties, including personal information and financial information) and the disruption of business operations. The potential consequences of a material cybersecurity incident include regulatory violations of applicable U.S. and international privacy and other laws, reputational damage, loss of market value, litigation with third parties (which could result in our exposure to material civil or criminal liability), diminution in the value of the services we provide to our customers, and increased cybersecurity protection and remediation costs (that may include liability for stolen assets or information), which in turn could have a material adverse effect on our competitiveness and results of operations.
Our security systems and IT infrastructure may not adequately protect against all potential security breaches, cyber-attacks, or other unauthorized access to personal information, including ransomware incidents. We, our third-party service providers, franchisees, franchisee and company owned brokerage independent sales agents, and joint venture partners have experienced and expect to continue to experience these types of threats and incidents. Cyberattacks have led and will likely continue to lead to increased costs to us with respect to preventing, investigating, mitigating, insuring against and remediating these incidents and risks, as well as any related attempted or actual fraud. Our corporate errors and omissions and cybersecurity breach insurance, or that of applicable third parties, may be insufficient to compensate us for losses that may occur.
Moreover, we are required to comply with growing laws and regulations both in the United States and in other countries where we do business that regulate cybersecurity, privacy and related matters. With an increased percentage of our business occurring virtually, there is an increased risk of a potential violation of these expanding laws and regulations. Any significant violations of such laws and regulations could result in the loss of new or existing business, litigation, regulatory investigations, the payment of fines and/or penalties (which may not be covered by cybersecurity breach insurance) and damage to our reputation. Any of the foregoing could have a material adverse effect on our business, financial condition, and results of operations.
We may not realize the expected benefits from our existing or future joint ventures or strategic partnerships.
We have entered into several important strategic joint ventures with third party partners, including Guaranteed Rate Affinity (our non-exclusive mortgage origination joint venture) and RealSure as well as a real estate auction joint venture and several other joint ventures at Realogy Title Group. We also expect to form a title insurance underwriter joint venture in connection with the planned sale of Title Resources. We hold (or will hold, with respect to the title insurance underwriter joint venture) a minority stake in each of these joint ventures. While we have certain governance rights, we do not (or will not, with respect to the title insurance underwriter), have a controlling financial or operating interest in these joint ventures. Likewise, we do not realize the full economic benefit of profits from these businesses (nor do we bear the full losses from these ventures).
There are inherent risks to joint ventures, including execution risks that could arise if our strategic priorities do not align with those of our partners. Such risks may increase with particularly complex joint ventures that offer innovative products, such as our RealSure joint venture and there can be no assurance that such products will be successful or will operate as intended. Our current or future joint venture partners may make decisions which may harm the joint venture or are contrary to our best interests, including by pursuing opportunities outside of the joint venture. For example, our mortgage origination joint venture is not exclusive and our joint venture partner could continue to expand relationships with competitors or pursue relationships with other competitors to our detriment.
Additionally, even when we hold a minority interest in a joint venture, improper actions by our joint venture partners may also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions. Any of the foregoing may have a material adverse effect on our results of operations or equity interest in the applicable joint venture.

Each of our existing joint ventures faces risks specific to their business as well. For example, our mortgage origination joint venture has been and may again be materially adversely affected by changes affecting the mortgage and mortgage refinancing industry, which is inherently cyclical in nature. Such changes may include, but are not limited to, regulatory changes, increases in mortgage interest rates or other changes in market conditions, consumer trends (including those related to refinancing transactions), high levels of competition, decreases in operating margins and gain-on-sale margins, and declines in the mark-to-market value of the mortgage loan pipeline. In addition, although we intend to continue to invest meaningfully in our RealSure joint venture, such products may not be well-received by franchisees, brokerages, affiliated agents or consumers.
In addition, our joint ventures or our joint venture partners could face operational or liquidity risks, such as litigation or regulatory investigations that may arise. Any of the foregoing could have an adverse impact, which may be material, on our earnings and dividends from the applicable joint venture. Operational, liquidity, regulatory, macroeconomic and competitive risks would likely apply to any joint venture we may enter into in the future.
Consummation of the planned sale of our title underwriting business is subject to satisfaction of closing conditions, including the receipt of certain regulatory approvals, and, even if we successfully consummate the planned sale, we may fail to achieve the anticipated benefits of the transaction.
Completion of the planned sale of our title insurance underwriter (in exchange for cash and a 30% equity interest in a title insurance underwriter joint venture) is subject to certain closing conditions, including the receipt of certain required regulatory approvals, among others. There can be no assurance that any of such conditions will be satisfied or that the planned sale will be successfully completed on a timely basis or at all.
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
Any of these factors could decrease or eliminate the anticipated benefits of the transaction and could negatively impact our stock price and our business, financial condition and results of operations.
We may be unable to simplify and modernize our business in support of growth and strategic initiatives and achieve or maintain cost savings and other benefits from our cost-saving initiatives.
We continue to engage in business optimization and cost-saving initiatives that focus on maximizing the efficiency and effectiveness of the cost structure of each of the Company's businesses.  These actions are designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. We may not be able to achieve these improvements in the efficiency and effectiveness of our operations or cost structure and, even if achieved, any cost-savings realized may not be sufficient to offset ongoing inflationary pressures, including those related to employees and leases, or to offset continued upward pressure on the share of commission income paid to affiliated independent sales agents. We also may incur greater costs than currently anticipated to achieve these savings and we may not be able to maintain these cost savings and other benefits in the future. Failure to improve the efficiency and effectiveness of our cost structure could have a material adverse effect on our competitive position (including with respect to the recruitment and retention of production independent sales agents and franchisees), business, financial condition, results of operations and cash flows.
Failure to successfully complete or integrate acquisitions and joint ventures into our existing operations, or to complete or effectively manage divestitures or refranchisings, could adversely affect our business, financial condition or results of operations.
We regularly review our portfolio of businesses and evaluate potential acquisitions, joint ventures, divestitures, refranchisings and other strategic transactions. Potential issues associated with these activities could include, among other things: our ability to complete or effectively manage such transactions on terms commercially favorable to us or at all; our ability to realize the full extent of the expected returns, benefits, cost savings or synergies as a result of a transaction, within the anticipated time frame, or at all; and diversion of management’s attention from day-to-day operations. In addition, the success of any future acquisition strategy we may pursue will depend upon our ability to fund such acquisitions given our total outstanding indebtedness, find suitable acquisition candidates on favorable terms and for target companies to find our acquisition proposals more favorable than those made by other competitors. If an acquisition or majority-held joint venture is not successfully completed or integrated into our existing operations (including our internal controls and compliance environment), or if a divestiture or refranchising is not successfully completed or managed or does not result in the benefits or cost savings we expect, our business, financial condition or results of operations may be adversely affected.
Risks Related to Our Indebtedness
Our liquidity has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations.
We are significantly encumbered by our debt obligations. As of December 31, 2021, our total debt, excluding our securitization obligations, was $3,042 million (without giving effect to outstanding letters of credit). As a result, a substantial portion of our cash flows from operations must be dedicated to the payment of interest on our indebtedness and, as a result, is not available for other purposes, including our operations, capital expenditures, technology, share repurchases, dividends and future business opportunities or principal repayment. Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations.
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
If we are unable to comply with the senior secured leverage ratio covenant under the Senior Secured Credit Facility or Term Loan A Facility due to a material decline in our ability to generate EBITDA calculated on a Pro Forma Basis (as defined in the Senior Secured Credit Agreement) or otherwise or if we are unable to comply with other restrictive covenants under those agreements or the indentures governing our Unsecured Notes and we fail to remedy or avoid a default as permitted under the applicable debt arrangement, there would be an "event of default" under such arrangement.
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
•could elect to declare all borrowings outstanding, together with accrued interest and fees, to be immediately due and payable;
•could require us to apply all of our available cash to repay these borrowings; or
•could prevent us from making payments on the Unsecured Notes, any of which could result in an event of default under the indentures governing such notes or our Apple Ridge Funding LLC securitization program.
If we were unable to repay the amounts outstanding under our Senior Secured Credit Facility or Term Loan A Facility, the lenders and holders of such debt could proceed against the collateral granted to secure those debt arrangements. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under those debt arrangements accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Secured Credit Facility or Term Loan A Facility and our other indebtedness or be able to borrow sufficient funds to refinance such indebtedness. Upon the occurrence of an event of default under the indentures governing our Unsecured Notes, the trustee or holders of 25% of the outstanding applicable notes could elect to declare the principal of, premium, if any, and accrued but unpaid interest on such notes to be due and payable. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.

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
We have substantial indebtedness and we may not be able to refinance any such debt on terms as favorable as those of currently outstanding debt.
We consistently evaluate potential refinancing and financing transactions with respect to our debt, including repaying or refinancing certain tranches of our indebtedness and extending maturities, among other potential alternatives. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. The high-yield market may not be accessible to companies with our debt profile and such or other financing alternatives may not be available to us on commercially reasonable terms, terms that are acceptable to us, or at all. Any future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Refinancing debt at a higher cost would affect our operating results. We could also issue public or private placements of our common stock or preferred stock or convertible notes, any of which could, among other things, dilute our current stockholders and materially and adversely affect the market price of our common stock.
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
At December 31, 2021, $232 million of our borrowings under our Senior Secured Credit Facility and Term Loan A Facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.
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
At December 31, 2021, $118 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of Cartus Relocation Services under two lending facilities. We have provided a performance guaranty which guarantees the obligations of Cartus Relocation Services and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities. The securitization markets have experienced, and may again experience, significant disruptions, including in connection with the COVID-19 crisis, which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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
Although the legal relationship between residential real estate brokers and licensed sales agents throughout most of the real estate industry historically has been that of independent contractor, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices, our company owned brokerage operations, and our affiliated franchisees.  Certain jurisdictions have adopted or are considering adopting standards that are significantly more restrictive than those historically used in wage and hour cases, which could have a material adverse effect on our business and results of operations. See "Item 1.—Business—Government and Other Regulations" in this Annual Report for additional information.
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
Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs as a result of numerous laws, regulations, and other requirements, domestically and globally, that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, sale, or transfer of personal data. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, we are required to comply with the European Union's GDPR and in the U.S. we are required to comply with numerous federal and state statutes governing privacy and cybersecurity matters such as the CCPA, CPRA and the NYDFS Cybersecurity Regulation. States like Washington, Colorado and Virginia have also enacted privacy laws and many other states have draft proposals pending before their legislatures. See "Item 1.—Business—Government and Other Regulations—Cybersecurity and Data Privacy Regulations" in this Annual Report for additional information.
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
Any significant violations of privacy and cybersecurity laws and regulations (including those involving joint ventures or our third-party vendors or partners) could result in the loss of new or existing business (including potential home buyers or sellers, our corporate relocation or real estate benefit program clients, their employees or members, franchisees, independent sales agents and lender channel clients), litigation, regulatory investigations, the payment of fines, damages, and penalties and damage to our reputation, which could have a material adverse effect on our business, financial condition, and results of operations. With an increased percentage of our business occurring virtually, there is an enhanced risk of a potential violation of the expanding privacy and cybersecurity laws and regulations.
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
All of our businesses and the businesses of our joint ventures and our franchisees are highly regulated and subject to shifts in public policy, statutory interpretation and enforcement priorities of regulators and other government authorities as well as amendments to existing regulations and regulatory guidance. In addition, through our subsidiaries, employees and/or affiliated agents, we are a participant in many MLSs, a member-owner of certain MLSs, and a member of NAR and respective state realtor associations. The rules and policies for these organizations are also subject to change due to shifts in internal policy, regulatory developments, litigation or other legal action. Changes in the rules and policies of NAR and/or any MLSs can also be driven by changes in membership, including the entry of new industry participants, and other industry forces. We cannot assure you that changes in legislation, regulations, interpretations or regulatory guidance, enforcement priorities, or the rules and policies of NAR and/or any MLSs will not result in additional limitations or restrictions on our business or otherwise adversely affect us.
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
Heightened scrutiny can follow changes in administration, and the industry is currently experiencing such increased interest by regulators and other government offices, both on a federal and state level. See "Item 1.—Business—Government and Other Regulations"" for additional information.
Realogy, NAR and other industry participants are also currently named in putative class action complaints under which the plaintiffs contend that certain NAR or MLS rules are anti-competitive under the Sherman Act. See Note 14, "Commitments and Contingencies—Litigation—Real Estate Litigation", to our Consolidated Financial Statements included elsewhere in this Annual Report for additional information on these matters.
There can be no assurances as to whether the DOJ or FTC, their state counterparts, state or federal courts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry or are otherwise proscribed. Any such determination could result in industry investigations, enforcement actions, changes in legislation, regulations, interpretations or regulatory guidance or other legislative or regulatory action or other actions, any of which could have the potential to result in additional limitations or restrictions on our business, cause material disruption to our business or otherwise adversely affect us.
Moreover, we believe certain industry participants, including listing aggregators and participants pursuing non-traditional methods of marketing real estate, are pursuing changes to MLS and NAR rules and legal regulations that are intended to benefit their competitive position to the disadvantage of historical real estate brokerage models.
Meaningful changes in industry operations or structure, as a result of any of the foregoing or as the result other governmental pressures or the introduction or growth of certain competitive models, or otherwise could have a material adverse effect on our operations, revenues, earnings and financial results.
Our businesses and the businesses of our joint ventures and affiliated franchisees are highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.
As noted in the prior risk factor, all of our businesses (including company owned brokerage, franchise, leads generation, relocation, title underwriting and title agency) and the businesses of our joint ventures (including mortgage origination, RealSure and real estate auction) as well as the businesses of our franchisees are highly regulated and subject to changing economic and political influences. We must comply with numerous laws and regulations both domestically and abroad.
For example, we must comply with RESPA, state real estate brokerage laws, state title insurance laws, and similar laws in countries in which we do business, which restrict payments that real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, home warranty and title insurance). Such laws may to some extent impose limitations on arrangements involving our real estate franchise, real estate brokerage, title agency and underwriting services, lead generation, and relocation operations or the business of our joint ventures (including mortgage origination, RealSure and real estate auction). RESPA compliance may become a greater challenge under certain administrations, including the current administration, for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes. Some regulators and other parties have advanced novel and stringent interpretations of RESPA including assertions that any provision of a thing of value in a separate, but contemporaneous transaction with a referral constitutes a breach of RESPA on the basis that all things of value exchanged should be deemed in exchange for the referral. Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees.
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

There is also a risk that a change in current laws could adversely affect our business. In addition, any adverse changes in regulatory interpretations, rules and laws that would place additional limitations or restrictions on affiliated transactions could have the effect of limiting or restricting collaboration among our businesses. We cannot assure you that future changes in legislation, regulations or interpretations will not adversely affect our business operations. Regulatory authorities also have relatively broad discretion to grant, renew and revoke licenses and approvals and to implement regulations. Accordingly, such regulatory authorities could prevent or temporarily suspend us from carrying on some or all of our activities or otherwise penalize us if our financial condition or our practices were found not to comply with the then current regulatory or licensing requirements or any interpretation of such requirements by the regulatory authority. Our failure to comply with any of these requirements or interpretations could limit our ability to renew current franchisees or sign new franchisees or otherwise have a material adverse effect on our operations.
Our compliance efforts may result in increased expenses, diversion of management's time or changes to the manner in which we conduct our business. Our failure to comply with laws and regulations may subject us to fines, penalties, injunctions and/or potential criminal violations. Any changes to these laws, regulations or interpretations or any new laws or regulations may make it more difficult for us to operate our business. Likewise, all of the foregoing could adversely affect the businesses of our joint ventures or franchisees. Any of the foregoing may have a material adverse effect on our operations.
We are subject to certain risks related to litigation filed by or against us or against affiliated agents, franchisees or our joint ventures, and adverse results may harm our business and financial condition.
We cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of litigation and other proceedings filed by or against us or against affiliated agents or franchisees, including remedies or damage awards, and adverse results in such litigation and other proceedings, including treble damages and penalties.  Adverse outcomes may materially harm our business and financial condition.  Such litigation and other proceedings may include, but are not limited to:
•antitrust and anti-competition claims (including claims related to NAR or MLS rules regarding buyer broker commissions);
•actions relating to claims alleging violations of RESPA or state consumer fraud statutes, federal consumer protection statutes or other state real estate law violations;
•employment law claims, including claims challenging the classification of sales agents as independent contractors as well as joint employer, wage and hour and retaliation claims;
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
•vicarious or joint liability based upon the conduct of individuals or entities traditionally outside of our control, including franchisees and independent sales agents, under joint employer claims or other theories of actual or apparent agency;
•claims related to intellectual property or copyright law, including infringement actions alleging improper use of copyrighted photographs on websites or in marketing materials without consent of the copyright holder or claims challenging our trademarks;
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

Other ordinary court legal proceedings that may arise from time to time include those related to commercial arrangements, indemnification (under contract or common law), franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, claims under the False Claims Act (or similar state laws), consumer lending and debt collection law claims, employment law claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto, state auction law, and violations of similar laws in countries we operate in around the world with respect to any of the foregoing.
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
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate or relocation industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation for the Company.  Examples may include RESPA, worker classification, or antitrust and anti-competition claims, among others. Similarly, the Company may be impacted by litigation and other claims against companies in other industries.  To the extent plaintiffs are successful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships, either of which could materially and adversely impact our financial condition and results of operations.
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
Fraud, defalcation and misconduct by employees are also risks inherent in our business, particularly given the high transactional volumes and significant funds that flow though our company owned brokerage, title, escrow and settlement services and relocation operations. We may also from time to time be subject to liability claims based upon the fraud or misconduct of our franchisees. To the extent that any loss or theft of funds substantially exceeds our insurance coverage, our business could be materially adversely affected.
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
Our company owned brokerage business and our title, escrow and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $601 million at December 31, 2021. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.
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
Our relocation services business operates worldwide and we have other international operations and relationships, including but not limited to international franchisees and master franchisees. Such operations and relationships are subject to risks that are not generally experienced by our U.S. operations and could result in losses against which we are not insured and have a negative impact on our profitability. Such risks include, but are not limited to, heightened exposure to local economic conditions and local laws and regulations (including those related to employees), fluctuations in foreign currency exchange rates, and potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S. In addition, the activities of franchisees and master franchisees outside of the U.S. are more difficult and more expensive to monitor and improper activities or mismanagement may be more difficult to detect.
Loss or attrition among our senior executives or other key employees and our inability to develop our existing workforce and to recruit top talent could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, our ability to develop the skills and talent of our workforce and our ability to recruit, retain and motivate top talent. Talent management has been and continues to be a strategic priority and our ability to recruit and retain our executive officers and key employees, including those with significant experience in the residential real estate market, is subject to numerous factors, including the compensation and benefits we pay. The prevalence of virtual and remote-work arrangements has accelerated in connection with the COVID-19 crisis, leading to the increased mobility of our employee base, which could result in additional competition for critical talent. If we are unable to internally develop or hire skilled executives and other critical positions, successfully plan for succession of employees holding key management positions, or if we encounter challenges associated with change management or the competitiveness of compensation actually realized by our executive officers and other key employees, our ability to continue to execute or evolve our strategy may be impaired and our business may be adversely affected.
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
The occurrence of a severe weather event or natural or man-made disaster can reduce the level and quality of home inventory and negatively impact the demand for homes in affected areas, which can disrupt local or regional real estate markets, delay the closing of homesale transactions and have an unfavorable impact on home prices, homesale transaction volume, relocation transactions, and title closing units. These effects may be compounded when the taxes or insurance costs associated with homeownership in the affected area are higher than average. In addition, we could incur damage, which may be significant, to our office locations as a result of severe weather events or natural disasters and our insurance may not be adequate to cover such losses. The impact of climate change, such as more frequent and severe weather events and/or long-term shifts in climate patterns, exacerbates these risks. Likewise our business and operating results could suffer as the result of other catastrophic events, including public health crises, such as pandemics and epidemics.

Increasing scrutiny and changing expectations from investors and customers with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks.
There is an increasing focus from certain investors and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (ESG) factors. We publicly share certain information about our ESG initiatives and we may face increased scrutiny related to these activities, including if we fail to achieve progress in these areas on a timely basis, if at all. We could also be criticized for the scope of such initiatives or goals.
Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our related policies are inadequate. In addition, certain clients may require that we implement certain additional ESG procedures or standards in order to continue to do business with us. Meeting these evolving expectations could be costly and failure (or perceived failure) to satisfy investor, client, consumer or other stakeholder expectations and standards, could also cause reputational harm to our business and brands.
Market forecasts and estimates may prove to be inaccurate and, even if achieved, our business could fail to grow at similar rates.
We use forecasts and data from a wide variety of industry sources (including NAR, Fannie Mae and other independent sources) in addition to good faith estimates derived from management's knowledge of the industry to inform our own forecasts and estimates for key market trends. Forecasts regarding rates of home ownership, median sales price, volume of homesales, and other housing industry metrics are inherently uncertain or speculative in nature and actual results for any period could materially differ. Even if the markets in which we compete achieve the growth forecasted by an industry source like NAR or Fannie Mae, our business could fail to grow at similar rates, if at all. See "Item 1.—Business—Market and Industry Data and Forecasts" in this Annual Report for additional information.
Our tax rate is dependent upon a number of factors, a change in any of which could impact our future tax rates and net income.
If our effective tax rate increases, our net income and cash flow could be adversely affected. Our effective income tax rate can vary significantly between periods due to a number of complex factors including projected levels of taxable income; increases in expenses that are not deductible for tax purposes; changes in tax laws or the interpretation of such tax laws; tax audits conducted and settled by various tax authorities; changes to assessments of uncertain tax positions; adjustments to estimated taxes upon finalization of various tax returns; the ability to claim certain tax credits; increases or decreases to valuation allowances recorded against deferred tax assets; and fluctuations in our stock price, impacting deductions for equity grants.
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
•our business and/or financial guidance, any revisions to such guidance and/or failure to achieve results consistent with such guidance;
•our operating and financial performance and prospects;
•future sales of substantial amounts of our common stock in the public market;
•the incurrence of additional indebtedness or other adverse changes relating to our debt;
•changes in, or the elimination of, our stock repurchase program or stock repurchases, if any;
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
If any of the foregoing occurs, it could cause our stock price to fall or experience volatility and may expose us to litigation, including class action lawsuits that, even if unsuccessful, could be costly to defend and a distraction to management.
Share repurchase programs could affect the price of our common stock and could be suspended or terminated at any time.
Under the share repurchase program authorized by our Board of Directors in the first quarter of 2022, we are authorized to repurchase our common stock. Such program does not have an expiration date and we are not be obligated to repurchase a specified number or dollar value of shares. The actual timing, number and value of shares repurchased will be determined by us and may fluctuate based on a number of factors, including, but not limited to, our priorities for the use of cash, price, market and economic conditions, and legal requirements and contractual requirements (including compliance with the terms of our debt agreements). Any such repurchase program could also be suspended or terminated at any time.
Repurchases pursuant to a share repurchase program could affect our stock price and increase its volatility. The existence of a share repurchase program could also cause our stock price to be higher than it would be in the absence of such a program and could diminish our cash reserves. Even if such a share repurchase program was to be fully implemented, it may not enhance long-term stockholder value. We can provide no assurance that we will repurchase shares at favorable prices, if at all.
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

Item 2.    Properties.
Substantially all of our properties are leased commercial space; we do not own any real property of significance. From December 31, 2020 to December 31, 2021, we decreased our leased-office footprint from approximately 5.7 million square feet to approximately 5.2 million square feet, of which as of December 31, 2021, approximately 0.8 million square feet are impaired or restructured.
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
Other Realogy Brokerage Group. As of December 31, 2021, Realogy Brokerage Group leased approximately 3.7 million square feet of domestic office space under approximately 872 leases. As of December 31, 2021, Realogy Brokerage Group leased one facility serving as regional headquarters, 48 facilities serving as local administration, training facilities or storage, and approximately 680 brokerage sales offices under 823 leases. These sales offices are generally located in shopping centers and small office parks, typically with lease terms of one to five years. Included in the 3.7 million square feet is approximately 0.3 million square feet of vacant and/or subleased space, principally relating to brokerage sales office consolidations.
Realogy Title Group. Our title agency business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in December 2026.  Our title underwriting business is headquartered in Dallas, Texas, with a lease expiring in July 2026. As of December 31, 2021, these businesses also have leased regional and branch offices in 24 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3.    Legal Proceedings.
See Note 14, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in this Annual Report for additional information on the Company's legal proceedings.
See "Item 1. Business—Government and Other Regulations" in this Annual Report for additional information on important legal and regulatory matters that impact our business, including a summary of the current legal and regulatory environment.
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
Item 4.    Mine Safety Disclosures.
None.
Information about our Executive Officers
The following provides information regarding individuals who served as executive officers of Realogy Group and Realogy Holdings at February 23, 2022. Our executive officers also serve as officers or directors of certain of our other subsidiaries or minority-owned joint ventures. The age of each individual indicated below is as of February 23, 2022.
Ryan M. Schneider, 52, has served as our Chief Executive Officer and President since December 31, 2017 and as a director since October 20, 2017. From October 23, 2017 until his appointment as our CEO and President, Mr. Schneider served as the Company’s President and Chief Operating Officer. Prior to joining the Company, Mr. Schneider served as

President, Card of Capital One Financial Corporation (“Capital One”), a financial holding company, from December 2007 to November 2016 where he was responsible for all of Capital One’s consumer and small business credit card lines of business in the United States, the United Kingdom and Canada. Mr. Schneider held a variety of other positions within Capital One from December 2001 to December 2007, including Executive Vice President and President, Auto Finance and Executive Vice President, U.S. Card. From November 2016 until April 2017, he served as Senior Advisor to Capital One. Under the terms of his employment agreement, Mr. Schneider serves as a member of the Board of Realogy. He is also a member of the Board of Directors of Anthem, Inc.
Rizwan Akhtar, 46, has served as our Executive Vice President, Chief Technology Officer—Business Technology since November 2020, having previously served as our Senior Vice President, Chief Information Officer at Cartus Corporation from August 2018. Prior to joining the Company, Mr. Akhtar served as Managing Director, Personal & Business Banking U.S. at BMO Harris, a North American bank, from April 2017 to August 2018, where he was responsible for technology solutions and products supporting bank customers. From November 2007 to March 2017, he served as Group Vice President, M&T Bank, a financial holding company, where he was responsible for enterprise digital channels (online and mobile) across M&T Bank business lines. Mr. Akhtar has over 20 years of diverse experience in business-focused IT leadership, including support of business strategies enabling growth and transformation.
Donald J. Casey, 60, has served as the President and Chief Executive Officer of Realogy Title Group LLC (formerly known as Title Resource Group LLC) since April 2002. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
M. Ryan Gorman, 43, has served as the President and Chief Executive Officer of Realogy Brokerage Group LLC (formerly known as NRT LLC) since January 2018 and as CEO of Coldwell Banker (both company owned and franchised brokerages) since January 2020. Previously he served as the Chief Strategy & Operating Officer of NRT LLC from September 2016 to January 2018. From May 2012 to September 2016, Mr. Gorman served at NRT’s Senior Vice President, Strategic Operations and from November 2007 to May 2012 he served as the Company’s Head of Strategic Development. From October 2004 to November 2007, Mr. Gorman served as the Head of Strategic Development of TRG (formerly known as Cendant Settlement Services Group). Before joining the Company, he held advisory and principal investment roles with PricewaterhouseCoopers, Credit Suisse and The Blackstone Group.
Timothy B. Gustavson, 54, has served as our Chief Accounting Officer, Controller and Senior Vice President for Realogy since March 2015. In addition to this role, from November 2018 to March 2019, Mr. Gustavson served as our as Interim Chief Financial Officer and Treasurer. From 2008 until March 2015, he served as our Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined Realogy in 2006 as Vice President of External Reporting and prior to Realogy, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
Katrina Helmkamp, 56, has served as the President and Chief Executive Officer of Realogy Leads Group and Cartus Relocation Services since July 2018. Prior to Realogy, Ms. Helmkamp served as Chief Executive Officer of Lenox Corporation, a market leader in quality tabletop and giftware, from November 2016 to June 2018. From 2015 to 2016, she acted as a consultant, primarily working with private equity firms. From 2010 to 2014, she was Chief Executive Officer of SVP Worldwide, the global leader in consumer sewing machines. From 2007 to 2010, she led teams at Whirlpool Corporation as Vice President, Global Refrigeration, and then Senior Vice President, North America Product. From 2005 to 2007, Ms. Helmkamp held leadership roles at ServiceMaster, including as President of Terminix. In addition to her executive experience, she was a partner for six years at The Boston Consulting Group, from 1998 to 2004.
Nashira Layade, 42, has served as our Executive Vice President, Chief Technology Officer—Technology Services since November 2020, having previously served as our Senior Vice President, Chief Information Security Officer since July 2016. Prior to joining the Company, Ms. Layade served as Executive Director at Time Warner, Inc., a multinational media and entertainment conglomerate, from August 2011 to June 2016, where she responsible to protect the digital assets of Time Warner Inc., and collaborated with Time Warner’s business, technology, and legal executives to effectively manage Time Warner’s risk and reputational profile. She has 20 years’ experience as a thought leader in information security, data privacy and risk managements, having previously served at Prudential Financial as Director, Information Security, Citigroup Inc. as Vice President, Senior Risk Control Officer and Bloomberg LP as Global Head.

Melissa K. McSherry, 49, has served as our Chief Operating Officer since February 22, 2022. Prior to joining the Company, Ms. McSherry served as Senior Vice President, Global Head of Risk and Identity Solutions at Visa, Inc., a multinational financial services corporation, from 2016 to February 2022. While at Visa, Ms. McSherry led a cross functional team of approximately 500 persons that spanned product, engineering, sales, data science, client success, operations, and product marketing, among others. From 2014 to 2016, Ms. McSherry founded and served as the Chief Executive Officer of Firinne, advising CEOs, owners, and boards on strategy and execution. Ms. McSherry also served at Capital One Financial Corporation from 2002 until 2014, most recently in the role of Senior Vice President, Card Partnerships from 2010 until 2014.
Tanya Reu-Narvaez, 45, has served as our Executive Vice President, Chief People Officer since January 2021, having previously served as our Senior Vice President, Human Resources since 2018, where she oversaw the team responsible for supporting Realogy Brokerage Group and the Realogy Franchise Group. From 2009 to 2018, she served as Senior Vice President of Human Resources for the Company’s corporate and franchise group divisions. In that role, she was responsible for implementing strategic talent initiatives aligned to business objectives including talent management and acquisition, employee engagement, retention and diversity and inclusion. Ms. Reu-Narvaez joined Cendant Corporation in 2002, where she last held the role of Vice President of Human Resources before joining Realogy in 2006 at the time of its spin-off from Cendant in the same role. She is a member and former Chair of the Corporate Board of Governors of the National Association of Hispanic Real Estate Professionals (NAHREP).
Charlotte Simonelli, 50, has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2019. Immediately prior to joining Realogy, Ms. Simonelli was employed by Johnson & Johnson as Vice President and Chief Financial Officer, Medical Devices from September 2017 and, prior thereto, as Vice President and Chief Financial Officer, Enterprise Supply Chain from January 2016. Previously, she held various finance roles in large multi-brand global organizations, including Reckitt Benckiser Inc. (a multinational consumer goods company), Kraft Foods Inc. (now Mondelez International Inc.), and PepsiCo, Inc. Ms. Simonelli served at Reckitt Benckiser from 2011 to 2015, including in the roles of Vice President, Finance, North America (from July 2014 to September 2015), Senior Vice President, Finance, ENA (a territory that included Europe and North America) from January 2012 to July 2014 and Senior Vice President, Finance, NAA (a territory that included North America, Australia and New Zealand) from April 2011 to December 2011. Ms. Simonelli began her career at Unilever US, Inc., focused on financial planning and analysis. She is also a member of the board of directors of NielsenIQ and serves as their Audit Committee Chair.
Marilyn J. Wasser, 66, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 10, 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services, ultimately serving as Executive Vice President, Associate General Counsel and Corporate Secretary of AT&T Wireless Services from September 2002 to February 2005 and immediately prior thereto, from 1995 until 2002, as Executive Vice President, Law, Corporate Secretary and Chief Compliance Officer of AT&T.
Susan Yannaccone, 46, has served as our Executive Vice President, President and Chief Executive Officer of Realogy Franchise Group since November 30, 2020, having previously served as Regional Executive Vice President of Realogy Brokerage Group LLC, heading the Eastern Seaboard and Midwest regions for Coldwell Banker Realty, the brand’s owned brokerage operations since March 2018. Ms. Yannaccone joined Realogy in 2015, serving as Chief Operating Officer of ERA from July 2015 to September 2016 and as President and Chief Executive Officer of ERA from September 2016 to March 2018. Prior to that time, she served as Senior Vice President, Network Services for HSF Affiliates from 2013 to July 2015 and Vice President of Operations for Real Living from 2010 to 2012.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "RLGY". As of February 23, 2022, the number of stockholders of record was 47.
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
On February 16, 2022, our Board of Directors authorized a new share repurchase program of up to $300 million of the Company's common stock. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by us and may fluctuate based on a number of factors, including, but not limited to, our priorities for the use of cash, price, market and economic conditions, and legal and contractual requirements (including compliance with the terms of our debt agreements). The repurchase program has no time limit and may be suspended or discontinued at any time.
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
The following graph assumes a $100 investment on December 31, 2016, and reinvestment of all dividends, in the S&P MidCap 400 index and the S&P Home Builders Select Industry index, or XHB Index (which includes a diversified group of holdings representing home building, building products, home furnishings and home appliances).  A portion of our 2019, 2020 and 2021 long-term incentive compensation awards are tied to the relative performance of our total stockholder return as compared to the S&P MidCap 400 over the three-year periods ending December 31, 2021, 2022 and 2023.

Cumulative Total Return
	December 31,
	2016	2017	2018	2019	2020	2021
Realogy Holdings Corp.	$100.00	$104.26	$58.72	$40.01	$54.23	$69.48
SPDR S&P Homebuilders ETF (XHB) index	$100.00	$173.35	$117.44	$177.10	$220.46	$331.46
S&P MidCap 400 index	$100.00	$116.24	$103.36	$130.44	$148.26	$184.97

Item 6.    [Reserved]
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
RECENT DEVELOPMENTS
Senior Notes Offering and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
We took steps in 2021 and the first quarter of 2022 to extend our debt maturity profile, reduce interest expense, and improve the mix of secured and unsecured debt, resulting in multiple credit rating upgrades.
On January 10, 2022, the Company issued $1,000 million of 5.25% Senior Notes due 2030. On February 4, 2022, we used the net proceeds from the issuance, together with cash on hand, to redeem in full both the $550 million of 9.375% Senior Notes and the $550 million of 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date on both such notes.
See the pro forma debt table as of December 31, 2021 after giving effect to the foregoing refinancing transactions under the header "Financial Obligations" below. See Note 9, "Short and Long-Term Debt", and Note 19, "Subsequent Events", to the Consolidated Financial Statements for additional information.

CURRENT BUSINESS AND INDUSTRY TRENDS
The residential real estate market has seen robust growth since 2019. According to NAR, since 2019, homesale transaction volume increased 37% due to a 19% increase in the average homesale price and a 15% increase in homesale transactions. A strong recovery in the residential real estate market began late in the second quarter of 2020, following a period of sharp decline in homesale transactions that started in the final weeks of the first quarter of 2020 due to the COVID-19 crisis.
During 2021, we believe sustained high levels of demand in the residential real estate market have been supported by the continuation of certain beneficial consumer trends such as home buyer preferences for certain geographies (including attractive tax and weather destinations) and demand in the high-end market as well as a favorable mortgage rate environment, an increase in the prevalence of remote work arrangements, and home buying trends among millennials. Both our company owned and franchised businesses have benefited from increased volume in the high-end markets, in particular our Sotheby's International Realty, Corcoran and Coldwell Banker brands. Continued high demand and low inventory levels have driven increases in average homesale prices throughout the recovery and, starting in the third quarter of 2021, we believe limited inventory contributed to the decline in existing homesale transactions.
On a combined basis for Realogy Franchise and Brokerage Groups, homesale transaction volume increased 29% during 2021 compared to 2020—exceeding the 20% increase in homesale transaction volume reported by NAR over the same period.
•Homesale transaction volume at Realogy Brokerage Group increased 32% during such period, primarily as a result of a 19% increase in average homesale price and an 11% increase in existing homesale transactions.
•Homesale transaction volume at Realogy Franchise Group increased 27% during such period, primarily as a result of a 19% increase in average homesale price and a 7% increase in existing homesale transactions.
The 20% increase in homesale transaction volume reported by NAR was attributed to an 11% increase in average homesale price and a 9% increase in existing homesale transactions.
The exceptional recovery from the COVID-19 crisis that we experienced starting in the third quarter of 2020 makes year-over-year comparisons of homesale transaction volume in the second half of 2021 challenging. However, the strength of homesale transaction volume during 2021 can also be demonstrated by comparison to 2019, as shown in the following charts.
NAR(a) Existing Homesale Transaction Volume

2021 vs. 2020
60%
50%
40%
30%
20%
10%
—%
(10)%
27%
53%
9%
4%
20%
Q1
Q2
Q3
Q4
Full Year

2021 vs. 2019
60%
50%
40%
30%
20%
10%
—%
(10)%
44%
29%
34%
43%
37%
Q1
Q2
Q3
Q4
Full Year

_______________
(a)    Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.

Existing Homesales
For the year ended December 31, 2021, NAR existing homesale transactions increased to 6.1 million homes or up 9% compared to 2020. For the year ended December 31, 2021, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups increased 8% compared to 2020 due primarily to continued strong demand, particularly at the high-end of the market. Realogy Brokerage Group also benefited from its concentrated geographic footprint in certain major metropolitan markets, including New York City. We believe that constrained inventory contributed to the year-over-year decline in homesale transactions in the second half of 2021. The annual and quarterly year-over-year trends in homesale transactions are as follows:
_______________
(a)    Historical existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)     Existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to decrease 3% in 2022 and to increase 2% in 2023 while Fannie Mae is forecasting existing homesale transactions to decrease 5% in 2022 and 4% in 2023.

Existing Homesale Price
In 2021, NAR existing homesale average price increased 11% compared to 2020. For the year ended December 31, 2021, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 20% compared to 2020 with approximately equal contribution from each. Strong demand in the overall housing market benefited both Realogy Franchise Group and Realogy Brokerage Group. Low inventory also contributed to higher average homesale price, with both Realogy Franchise Group and Realogy Brokerage Group also benefiting from strength at the high-end of the housing market. Realogy Brokerage Group also benefited from its concentrated geographic footprint in certain major metropolitan markets, including New York City. The annual and quarterly year-over-year trends in the price of homes are as follows:
_______________
(a)    Historical homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)     Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting median existing homesale price to increase 5% in 2022 and 4% in 2023 while Fannie Mae is forecasting median existing homesale price to increase 11% in 2022 and 4% in 2023.

Given the cyclical nature of the industry, there remain significant uncertainties regarding whether the strong demand and other beneficial consumer trends discussed above will be maintained at the same strength or at all, and whether such trends will continue to have a positive effect on our financial results, as well as significant uncertainties related to the COVID-19 crisis, including the impact of vaccines and virus mutations on the severity, duration and extent of the pandemic.
2020 Temporary Cost-Saving Measures. Quarterly earnings comparisons were challenged in 2021 by the absence of the temporary cost-saving measures we took in the second and third quarters of 2020 in response to the COVID-19 crisis. Those temporary cost saving measures resulted in approximately $150 million of aggregate savings in the second and third quarter of 2020, with approximately two-thirds of such amount recognized in the second quarter of 2020. Substantially all of these measures were reversed during the third quarter of 2020 and we do not expect to realize comparable cost-savings from these prior temporary measures in future periods.
Realogy Title Group, including Mortgage Origination Joint Venture. We have been in an unusually prolonged period of low interest rates. Our financial results are typically favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity as well as homesale transactions that in turn drives increased title services and mortgage origination activity. If the pace of existing homesale transactions slows (due to increases in mortgage rates, declines in affordability, or otherwise), we would also expect decreased title services and mortgage origination activity. For example, the number of purchase title and closing units declined 2% in the fourth quarter of 2021 compared to the prior period, as the number of homesale transactions declined.
However, while refinancing volumes are highly correlated with (and particularly sensitive to) increases in mortgage rates, they are also inherently cyclical. Refinancing volumes were exceptionally strong throughout 2020 and into the first quarter of 2021, but began to soften during the second and third quarters of 2021. In the fourth quarter of 2021, refinancing title and closing units at Realogy Title Group declined 44% compared to the prior period. Given the strength of refinancing volumes in the first quarter of 2021, we expect year-over-year comparisons to continue to be challenging in the first quarter of 2022.
Equity in earnings at Guaranteed Rate Affinity declined from $126 million in 2020 to $49 million in 2021, primarily driven by the impact of mark-to-market adjustments on the mortgage loan pipeline and gain-on-sale margin compression, partially offset by strong purchase volume growth. Operating margins and mark-to-market adjustments may continue to be compressed due to competitive factors related to decreased demand as well as any mortgage rate increases.
Mortgage Rates. As noted above, mortgage rate increases generally have a negative impact on multiple aspects of our business. A wide variety of factors can contribute to mortgage rates, including Treasury note yields, federal interest rates, inflation, demand, consumer income, unemployment levels and foreclosure rates. Yields on the 10-year Treasury note hit all-time lows during the COVID-19 crisis, but as of December 31, 2021 were 1.52% as compared to 0.93% as of December 31, 2020.
Fiscal and monetary policies of the federal government and its agencies can also adversely impact rates, including reductions in the level of its purchases of mortgage-backed securities. In December 2021, the Federal Reserve Board announced its intention to accelerate the reduction of its purchases of mortgage-backed securities (which could result in this stimulus program concluding in March 2022) and released economic projections that showed officials expect to raise interest rates three times in 2022.
Although mortgage rates began to increase during 2021 from the lows seen in late 2020, they continued during the year to be at low levels compared to the 10-year average of 3.79% on a 30-year fixed-rate mortgage, according to Freddie Mac. On December 31, 2021, mortgage rates on a 30-year fixed-rate mortgage were 3.10%, or approximately 40 basis points higher than on December 31, 2020 and approximately 70 basis points lower than the 10-year average, according to Freddie Mac. For the week ending February 24, 2022, mortgage rates on a 30-year fixed-rate mortgage averaged 3.89%, according to Freddie Mac.
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
Inventory. Insufficient inventory levels generally have a negative impact on homesale transaction growth and we believe this factor contributed to the decline in homesale transactions in the second half of 2021. We have also seen an intensified pace of inventory supply turnover since the second half of 2020. For example, at our company owned Coldwell

Banker brokerages, the speed at which a home that was listed for sale went under contract reduced to a median of 19 days on the market in the fourth quarter of 2021 from a median of 21 days on the market in the fourth quarter of 2020 and a median of 37 days on the market in the fourth quarter of 2019. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet any increased demand driven by the lower interest rate environment and beneficial consumer trends. Additional inventory pressure arises from periods of slow or decelerated new housing construction, real estate models that purchase homes for rental or corporate use (rather than immediate resale), and alternative competitors, such as traditional iBuying models.
Low housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 17% from 1.0 million as of January 2021 to 0.9 million as of January 2022, representing a record-setting low since 1999, when NAR started tracking the data. As a result, inventory has decreased from 1.9 months of supply in January 2021 to 1.6 months as of January 2022. These levels continue to be significantly below the 10-year average of 4.2 months, the 15-year average of 5.8 months and the 25-year average of 5.5 months.
Affordability. The fixed housing affordability index, as reported by NAR, decreased from 173 for December 2020 to 147 for December 2021 which is the lowest it has been since 2018. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. Housing affordability may be impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, or a rise in unemployment or other economic challenges.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. In 2021, agents affiliated with our company owned brokerages grew 6% and, based on information from such franchisees, agents affiliated with our U.S. franchisees increased 2%, in each case as compared to 2020.
Aggressive competition for the affiliation of independent sales agents in this industry continues to make recruitment and retention efforts at both Realogy Franchise and Brokerage Groups challenging, in particular with respect to more productive sales agents, and has had in the past and may again in the future have a negative impact on our market share. These competitive market factors along with other trends (such as changes in the spending patterns of independent sales agents, as more agents purchase services from third parties outside of their affiliated broker) are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents. If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned residential brokerages could continue to be adversely affected. Similarly, franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us. For additional information, see "Item 1.—Business—Competition."
Non-Traditional Competition and Industry Disruption. The significant size of the U.S. real estate market has continued to attract outside capital investment in disruptive and traditional competitors that seek to access a portion of this market. These competitors and their investors may pursue increases in market share over profitability, further complicating the competitive landscape.
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, virtual brokerages and other brokerages that offer the sales agent fewer services, but a higher percentage of commission income (or other compensation, such as sign-on or equity awards), directly compete with traditional brokerage models and may dilute the relationship between the brokerage and the agent and add additional competitive pressure for independent sales agent talent.
We believe that certain alternative transaction models, such as iBuying and home swap models (and related models that help buyers compete as cash buyers), charge significant fees to purchase homes and are less reliant on brokerages and sales agents, which could have a negative impact on such brokerages and agents as well as on the average homesale broker commission rate. These models also look to capture ancillary real estate services such as title and mortgage services and referral fees. RealSure offers consumers alternatives to such models through products and services designed to offer home buyers and sellers options that give them a competitive edge when buying or selling a home, while also keeping the expertise of an independent sales agent at the center of the transaction. RealSure® Sell is available in 24 U.S. cities as of December 31, 2021. We are investing to expand the scale of RealSure. In the fourth quarter of 2021, RealSure® Buy was launched in three pilot cities in the U.S.
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
New Development. Realogy Brokerage Group has relationships with developers, primarily in major cities, in particular New York City, to provide marketing and brokerage services in new developments. New development closings can vary significantly from year to year due to timing matters that are outside of our control, including long cycle times and irregular project completion timing. In addition, the new development industry has also experienced significant disruption due to COVID-19. Accordingly, earnings attributable to this business can fluctuate meaningfully from year to year, impacting both homesale transaction volume and the share of gross commission income we realize on such transactions.
Relocation Spending. Global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move, as well as lower volume growth, our relocation operations have been increasingly subject to a competitive pricing environment and lower average revenue per relocation. The COVID-19 crisis, along with related ongoing travel restrictions in the U.S. and elsewhere, has exacerbated these trends and is expected to continue to put pressure on the financial results of Cartus Relocation Services (part of the Realogy Franchise Group segment). We are unable to determine when, or if, relocation volumes will return to levels consistent with those prior to the onset of the COVID-19 crisis. In addition, the greater acceptance of remote work arrangements during the COVID-19 crisis has the potential to have a negative impact on relocation volumes in the long-term.
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
Legal & Regulatory Environment. See Part I., "Item 1.—Business—Government and Other Regulations" of this Annual Report for a discussion of the current legal and regulatory environment and how such environment could potentially impact us.

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
For Realogy Brokerage Group, we also use gross commission income per side, which represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing transactions. Realogy Brokerage Group, as a franchisee of Realogy Franchise Group, pays a royalty fee of approximately 6% per transaction to Realogy Franchise Group from the commission earned on a real estate transaction. The remainder of gross commission income is split between the broker (Realogy Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement (which specifies the portion of the broker commission to be paid to the agent), which varies by agent agreement.
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
The following table presents our drivers for the years ended December 31, 2021, 2020 and 2019. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2021	2020		2020	2019
Realogy Franchise Group (a)
Closed homesale sides	1,163,036	1,090,345	7%	1,090,345	1,061,500	3%
Average homesale price	$424,436	$355,214	19%	$355,214	$314,769	13%
Average homesale broker commission rate	2.45%	2.48%	(3) bps	2.48%	2.47%	1	bps
Net royalty per side	$406	$353	15%	$353	$327	8%
Realogy Brokerage Group
Closed homesale sides	371,135	333,736	11%	333,736	325,652	2%
Average homesale price	$657,307	$553,081	19%	$553,081	$522,282	6%
Average homesale broker commission rate	2.42%	2.43%	(1) bps	2.43%	2.41%	2	bps
Gross commission income per side	$16,486	$13,990	18%	$13,990	$13,296	5%
Realogy Title Group
Purchase title and closing units (b)	163,187	144,271	13%	144,271	142,926	1%
Refinance title and closing units (c)	56,675	62,887	(10)%	62,887	25,383	148%
Average fee per closing unit (d)	$2,709	$2,291	18%	$2,291	$2,358	(3)%
_______________
(a)Includes all franchisees except for Realogy Brokerage Group.
(b)Purchase title and closing units for the years ended December 31, 2020 and 2019 were revised to reflect a decrease of 4,855 and 3,284 units, respectively. The change was for the number of units only and did not impact revenue.
(c)Refinance title and closing units for the years ended December 31, 2020 and 2019 were revised to reflect a decrease of 2,437 and 1,206 units, respectively. The change was for the number of units only and did not impact revenue.
(d)With the change in units noted above, Average fee per closing unit for the years ended December 31, 2020 and 2019 was updated to reflect an increase of $78 and $61, respectively.

A decline in the number of homesale transactions and/or decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for services offered through Realogy Title Group, including title, escrow and settlement services or the services of our mortgage origination or other joint ventures, and (iv) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers, greater commission payments to independent sales agents, lower royalty rates from franchisees or an increase in other incentives paid to franchisees, among other factors.
Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See "Item 1.—Business—Realogy Franchise Group—Operations—Franchising" for additional information.
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
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, we may, from time to time, introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms.

We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above, continued concentration among our top 250 franchisees, and the impact of affiliated franchisees of our Better Homes and Gardens® Real Estate brand moving to the "capped fee model" we adopted in 2019; however, these pressures were more than offset by increases in homesale prices in the three and twelve-month periods ended December 31, 2021.
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
Year Ended December 31, 2021 vs. Year Ended December 31, 2020
Our consolidated results comprised the following:

	Year Ended December 31,
	2021	2020	Change
Net revenues	$7,983	$6,221	$1,762
Total expenses	7,548	6,812	736
Income (loss) before income taxes, equity in earnings and noncontrolling interests	435	(591)	1,026
Income tax expense (benefit)	133	(104)	237
Equity in earnings of unconsolidated entities	(48)	(131)	83
Net income (loss)	350	(356)	706
Less: Net income attributable to noncontrolling interests	(7)	(4)	(3)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$343	$(360)	$703
Net revenues increased $1,762 million or 28% for the year ended December 31, 2021 compared with the year ended December 31, 2020 driven by higher homesale transaction volume at Realogy Franchise and Brokerage Groups and an increase in volume at Realogy Title Group, in each case due primarily to continued strong demand and higher prices in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. Year-over-year comparisons, on a Company-wide and individual segment basis, also benefited from comparison against the sharp decline in homesale transactions that occurred in the second quarter of 2020 due to factors related to the COVID-19 crisis.
Total expenses increased $736 million or 11% compared to 2020 primarily due to:
•a $1,226 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume as well as a result of higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruitment and retention efforts, and business and geographic mix;
•a $225 million increase in operating and general and administrative expenses, largely the result of the absence in 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals;
•a $48 million increase in marketing expense primarily due to higher advertising costs as compared to the year ended December 31, 2020, during which such expenses were reduced due to the COVID-19 crisis, and
•a $21 million loss on the early extinguishment of debt primarily as a result of the refinancing transactions in the first quarter of 2021 compared to an $8 million loss on the early extinguishment of debt as a result of the refinancing transactions in June 2020;
partially offset by:
•non-cash impairments of $4 million during the year ended December 31, 2021 compared to $682 million during the year ended December 31, 2020;

•a $56 million net decrease in interest expense primarily due to a $65 million decrease in expense related to mark-to-market adjustments for interest rate swaps that resulted in $14 million of gains for the year ended December 31, 2021 compared to $51 million of losses for the year ended December 31, 2020, partially offset by an increase in interest expense associated with the amortization of the debt discount on the Exchangeable Senior Notes since issuance in the second quarter of 2021;
•a $50 million decrease in restructuring costs; and
•an $11 million net gain on the sale of business.
Equity in earnings were $48 million for the year ended December 31, 2021 compared to earnings of $131 million for the year ended December 31, 2020. Equity in earnings primarily related to Guaranteed Rate Affinity which was $49 million for the year ended December 31, 2021, decreasing by $77 million from $126 million for the year ended December 31, 2020. The decrease was primarily driven by the impact of mark-to-market adjustments on the mortgage loan pipeline and gain-on-sale margin compression, partially offset by strong purchase volume growth.
During the year ended December 31, 2021, we incurred $17 million of restructuring costs compared to $67 million for the year ended December 31, 2020 primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $170 million, with $129 million incurred to date and $41 million remaining primarily related to future expenses as a result of reducing the leased-office footprints. See Note 12, "Restructuring Costs", to the Consolidated Financial Statements for additional information.
The provision for income taxes was an expense of $133 million for the year ended December 31, 2021 compared to a benefit of $104 million for the year ended December 31, 2020. Our effective tax rate was 28% and 23% for the year ended December 31, 2021 and 2020, respectively. See Note 11, "Income Taxes", to the Consolidated Financial Statements for additional information and a reconciliation of the Company’s effective income tax rate.
The following table reflects the results of each of our reportable segments during the years ended December 31, 2021 and 2020:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group	$1,249	$1,059	190	18	$751	$594	157	26	60%	56%	4
Realogy Brokerage Group	6,189	4,742	1,447	31	109	48	61	127	2	1	1
Realogy Title Group	952	736	216	29	200	226	(26)	(12)	21	31	(10)
Corporate and Other	(407)	(316)	(91)	(a)	(158)	(142)	(16)	(11)
Total Company	$7,983	$6,221	1,762	28	$902	$726	176	24	11%	12%	(1)
Less: Depreciation and amortization					204	186
Interest expense, net					190	246
Income tax expense (benefit)					133	(104)
Restructuring costs, net (b)					17	67
Impairments (c)					4	682
Former parent legacy cost, net (d)					1	1
Loss on the early extinguishment of debt (d)					21	8
Gain on the sale of business, net (e)					(11)	—
Net income (loss) attributable to Realogy Holdings and Realogy Group					$343	$(360)
_______________

(a)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $407 million and $316 million during the years ended December 31, 2021 and 2020, respectively, and are eliminated through the Corporate and Other line.
(b)Restructuring charges incurred for the year ended December 31, 2021 include $5 million at Realogy Franchise Group, $7 million at Realogy Brokerage Group and $5 million at Corporate and Other. Restructuring charges incurred for the year ended December 31, 2020 include $15 million at Realogy Franchise Group, $37 million at Realogy Brokerage Group, $4 million at Realogy Title Group and $11 million at Corporate and Other.

(c)Non-cash impairments for the year ended December 31, 2021 primarily relate to software and lease asset impairments. Non-cash impairments for the year ended December 31, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$133 million of impairment charges during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds;
•a goodwill impairment charge of $22 million related to Cartus Relocation Services;
•an impairment charge of $34 million related to Cartus Relocation Services' trademarks; and
•other asset impairments of $50 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of business, net is primarily recorded in Realogy Brokerage Group.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point to 11% from 12% for the year ended December 31, 2021 compared to 2020. Operating EBITDA margin for "Total Company", as well as on a segment basis, was negatively impacted by the absence in 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis. Realogy Franchise Group's margin increased 4 percentage points to 60% from 56% primarily due to an increase in royalty revenue as a result of an increase in homesale transaction volume, partially offset by the result of the absence of the cost savings measures discussed above. Realogy Brokerage Group's margin increased 1 percentage point to 2% from 1% primarily due to higher transaction volume, partially offset by the result of the absence of the cost savings measures discussed above and higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix. Realogy Title Group's margin decreased 10 percentage points to 21% from 31% due to a decrease in equity in earnings of Guaranteed Rate Affinity, mostly the result of the impact of mark to market adjustments on the mortgage loan pipeline, as well as gain-on-sale margin compression. Realogy Title Group's margin, excluding equity in earnings of Guaranteed Rate Affinity, increased 2 percentage points to 16% from 14% largely the result of an increase in resale and underwriter revenue, partially offset by the absence of the cost savings measures discussed above, higher variable costs as a result of higher volume and higher employee incentive accruals.
Corporate and Other Operating EBITDA for the year ended December 31, 2021 declined $16 million to negative $158 million, largely the result of the absence in 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis as well as higher employee incentive accruals.
Realogy Franchise Group
Revenues increased $190 million to $1,249 million and Operating EBITDA increased $157 million to $751 million for the year ended December 31, 2021 compared with 2020.
Revenues increased $190 million primarily as a result of:
•a $90 million increase in third-party domestic franchisee royalty revenue primarily due to a 27% increase in homesale transaction volume at Realogy Franchise Group which consisted of a 19% increase in average homesale price and a 7% increase in existing homesale transactions;
•an $87 million increase in intercompany royalties received from Realogy Brokerage Group; and
•a $24 million increase in brand marketing fund revenue and related expense primarily due to higher advertising costs in 2021 as compared to 2020, when such expenses were reduced due to the COVID-19 crisis, partially offset by:
•a $6 million decrease in revenue related to the early termination of third party listing fee agreements during 2020; and
•a $5 million decrease in service and other revenue as a result of a $16 million net decrease in revenue from our relocation and lead generation operations primarily in the first quarter of 2021, driven by lower volume largely related to the impact of the COVID-19 pandemic, partially offset by an increase in international royalty revenue.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $393 million and $306 million during the years ended December 31, 2021 and 2020, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.

The $157 million increase in Operating EBITDA was primarily due to the $190 million increase in revenues discussed above and $14 million of lower expense for bad debt and notes reserves. These Operating EBITDA increases were partially offset by the $24 million increase in marketing expense discussed above and a $23 million increase in employee and other operating costs, largely the result of the absence in 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals.
Realogy Brokerage Group
Revenues increased $1,447 million to $6,189 million and Operating EBITDA increased $61 million to $109 million for the year ended December 31, 2021 compared with 2020.
The revenue increase of $1,447 million was primarily driven by a 32% increase in homesale transaction volume at Realogy Brokerage Group which consisted of a 19% increase in average homesale price and an 11% increase in existing homesale transactions. Realogy Brokerage Group's revenue results during the year ended December 31, 2021 benefited from continued strong demand and higher prices in the residential real estate market which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price.
Operating EBITDA increased $61 million primarily due to the $1,447 million increase in revenues discussed above, partially offset by:
•a $1,226 million increase in commission expenses paid to independent sales agents from $3,527 million for the year ended December 31, 2020 to $4,753 million for the year ended December 31, 2021. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix;
•an $87 million increase in royalties paid to Realogy Franchise Group from $306 million during the year ended December 31, 2020 to $393 million during the year ended December 31, 2021 associated with the homesale transaction volume increase as described above;
•a $42 million increase in employee-related and other costs, largely the result of the absence in 2021 of the benefit of the temporary cost savings measures that were taken in the second and third quarters of 2020 in response to the COVID-19 crisis and due to higher employee incentive accruals;
•a $24 million increase in marketing expense primarily due to higher advertising costs as compared to 2020, when such expenses were reduced due to the COVID-19 crisis; and
•$7 million of losses in equity in earnings related to the RealSure joint venture.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments remained flat at 12% during the year ended December 31, 2021 compared to 2020 primarily due to higher homesale transaction volume, offset by the absence in 2021 of the benefit of the temporary cost savings measures that were taken in 2020 in response to COVID-19 crisis and higher agent commission costs driven by a shift in mix to more productive, higher compensated agents, the impact of recruiting and retention efforts, as well as business and geographic mix:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2021	2020			2021	2020			2021	2020
Realogy Franchise Group (a)	$842	$743	99	13	$344	$278	66	24	41%	37%	4
Realogy Brokerage Group (a)	6,189	4,742	1,447	31	516	364	152	42	8	8	—
Realogy Franchise and Brokerage Groups Combined	$7,031	$5,485	1,546	28	$860	$642	218	34	12%	12%	—
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $407 million and $316 million during the years ended December 31, 2021 and 2020, respectively.

Realogy Title Group
Revenues increased $216 million to $952 million and Operating EBITDA decreased $26 million to $200 million for the year ended December 31, 2021 compared with 2020.
Revenues increased $216 million primarily as a result of a $104 million increase in resale revenue due to increased purchase unit activity and increased homesale prices that benefited from continued strong demand in the residential real estate market, which we attribute to certain beneficial consumer trends supported by other factors, including a favorable mortgage rate environment and low inventory contributing to higher average homesale price. In addition, there was a $103 million increase in underwriter revenue (including a $101 million increase in underwriter revenue with unaffiliated agents, which had a $22 million net positive impact on Operating EBITDA due to the related expense increase of $79 million) and an $9 million increase in refinance and other revenue. Equity earnings or losses related to our minority interest in Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Operating EBITDA decreased $26 million primarily as a result of a $93 million increase in employee and other operating costs largely the result of the absence in 2021 of the benefit of the temporary cost savings measures that were taken in 2020 in response to the COVID-19 crisis and due to higher variable costs as a result of higher volume and higher employee incentive accruals, and a $79 million increase in variable operating costs related to the increase in underwriter revenue with unaffiliated agents discussed above where the revenue and expense are recorded on a gross basis. In addition, equity in earnings decreased $76 million from $131 million for the year ended December 31, 2020 to $55 million for the year ended December 31, 2021 primarily related to Guaranteed Rate Affinity, mostly driven by the impact of mark-to-market adjustments on the mortgage loan pipeline and gain-on-sale margin compression, partially offset by strong purchase volume growth. These decreases were partially offset by the $216 million increase in revenues discussed above and a $6 million unrealized gain on an investment.
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
Net revenues increased $351 million or 6% for the year ended December 31, 2020 compared with the year ended December 31, 2019 driven by higher homesale transaction volume at Realogy Brokerage Group and Realogy Franchise Group and an increase in volume at Realogy Title Group due to a strong recovery in the residential real estate market which began late in the second quarter of 2020, following a period of sharp decline in homesale transactions starting in the final weeks of the first quarter of 2020 due to the COVID-19 pandemic. We attribute the recovery in 2020 to increased demand driven by a favorable mortgage rate environment and low inventory contributing to higher average homesale price. In addition, we have observed continued strength in certain trends that we believe are largely driven by behavioral changes related to the COVID-19 crisis, including home buyer preferences for certain geographies, including suburban locations and attractive tax and weather destinations and second home purchases.
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
During the year ended December 31, 2020, we incurred $67 million of restructuring costs primarily related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The two most significant lease impairments recognized by the Company during 2020 were the corporate headquarters in Madison, New Jersey which has a lease term expiring in December 2029 for which approximately 44% of the space (approximately 120,000 square feet) was impaired and the relocation service's main corporate operations in Danbury, Connecticut which has a lease term expiring in November 2030 with an early termination date in November 2025.

The provision for income taxes was a benefit of $104 million for the year ended December 31, 2020 compared to an expense of $14 million for the year ended December 31, 2019. Our effective tax rate was 23% and negative 8% for the year ended December 31, 2020 and 2019, respectively.
The following table reflects the results of each of our reportable segments during the years ended December 31, 2020 and 2019:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2020	2019			2020	2019			2020	2019
Realogy Franchise Group	$1,059	$1,158	(99)	(9)	$594	$616	(22)	(4)	56%	53%	3
Realogy Brokerage Group	4,742	4,409	333	8	48	4	44	1,100	1	—	1
Realogy Title Group	736	596	140	23	226	68	158	232	31	11	20
Corporate and Other	(316)	(293)	(23)	(a)	(142)	(98)	(44)	(45)
Total Company	$6,221	$5,870	351	6	$726	$590	136	23	12%	10%	2
Less: Depreciation and amortization					186	195
Interest expense, net					246	250
Income tax (benefit) expense					(104)	14
Restructuring costs, net (b)					67	52
Impairments (c)					682	271
Former parent legacy cost, net (d)					1	1
Loss (gain) on the early extinguishment of debt (e)					8	(5)
Net loss attributable to Realogy Holdings and Realogy Group					$(360)	$(188)
_______________
(a)Revenues includes the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $316 million and $293 million during the years ended December 31, 2020 and 2019, respectively, and are eliminated through the Corporate and Other line.
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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2021	December 31, 2020	Change
Total assets	$7,210	$6,934	$276
Total liabilities	5,018	5,167	(149)
Total equity	2,192	1,767	425
For the year ended December 31, 2021, total assets increased $276 million primarily due to:
•a $215 million increase in cash and cash equivalents due to cash flows from operations, partially offset by debt repayments;
•a $134 million increase in other current and non-current assets primarily due to technology and agent incentives, as well as equity method investments;
•a $13 million increase in goodwill primarily due to acquisitions at Realogy Brokerage Group in the fourth quarter of 2021, partially offset by the sale of a business at Realogy Brokerage Group in the second quarter of 2021; and
•a $7 million increase in indefinite life intangible assets, partially offset by:
•an $89 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization; and
•a $7 million decrease in property and equipment.
For the year ended December 31, 2021, total liabilities decreased $149 million primarily due to:
•a $257 million net decrease in corporate debt primarily related to repayment of debt partially offset by the issuance of the 5.75% Senior Notes and Exchangeable Senior Notes;
•a $35 million decrease in other non-current liabilities primarily due to mark-to-market adjustments on the Company's interest rate swaps; and
•a $14 million decrease in operating lease liabilities,
partially offset by:
•a $77 million increase in deferred tax liabilities;
•a $66 million increase in accrued expenses and other current liabilities primarily due to higher employee-related accruals and an increase in accrued interest due to timing, partially offset by a decline in advances from clients; and
•a $12 million increase in securitization obligations.
Total equity increased $425 million primarily due to net income of $343 million and a $71 million increase in additional paid in capital primarily related to the issuance of the Exchangeable Senior Notes in the second quarter of 2021.
Liquidity and Capital Resources
Cash flows from operations and distributions from our unconsolidated joint ventures, supplemented by funds available under our Revolving Credit Facility and securitization facilities, are our primary sources of liquidity. We did not borrow under our Revolving Credit Facility during the year ended December 31, 2021.
Our primary uses of liquidity include working capital, business investment and capital expenditures, as well as debt service.
Business investments may include investments in strategic initiatives, including our existing or future joint ventures, products and services that are designed to simplify the home sale and purchase transaction, independent sales agent recruitment and retention, franchisee system growth and acquisitions.
Debt service includes contractual amortization and interest payments on our long-term debt. As described below, we took steps in 2021 and the first quarter of 2022 to extend our debt maturity profile, reduce interest expense, and improve the mix of secured and unsecured debt, resulting in multiple credit rating upgrades. We intend to repay or refinance our 4.875% Senior Notes due 2023 at or prior to maturity. In addition, we may, from time to time, seek to repay or refinance certain of our other debt.

In the first quarter of 2021, we issued $900 million of 5.75% Senior Notes due in 2029 and in the second quarter of 2021, we issued $403 million of 0.25% Exchangeable Senior Notes due in 2026, which contributed to the debt reduction described in the table below. In the first quarter of 2022, we issued $1,000 million of 5.25% Senior Notes due in 2030. Since the beginning of 2021, we have repaid or redeemed the following debt, including all of our Non-extended Term Loan A, Term Loan B Facility, 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes:

Reporting Period	Amount Paid/Redeemed	Debt Instrument	Source of Funds
Q1 2021	$250 million	Term Loan A Facility	Issuance of $900 million of 5.75% Senior Notes
	$655 million	Term Loan B Facility
Q2 2021	$150 million	Term Loan B Facility	Cash on hand
Q3 2021	$197 million	Term Loan A Facility	Cash on hand
	$238 million	Term Loan B Facility
Q1 2022	$596 million*	9.375% Senior Notes	Issuance of $1,000 million of 5.25% Senior Notes, together with cash on hand
	$584 million*	7.625% Senior Secured Second Lien Notes
_______________
*    includes "make whole" premium, but excludes accrued interest paid.
On February 16, 2022, our Board of Directors authorized a new share repurchase program of up to $300 million of the Company's common stock. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by us and may fluctuate based on a number of factors, including, but not limited to, our priorities for the use of cash, price, market and economic conditions, and legal and contractual requirements (including compliance with the terms of our debt agreements). The repurchase program has no time limit and may be suspended or discontinued at any time. In addition, we may seek to repurchase our outstanding debt from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on similar factors, including prevailing market conditions, our liquidity requirements, and contractual restrictions, among other factors.
Our material cash requirements from known contractual and other obligations as of December 31, 2021, were as follows:
Debt Obligations (including Interest Payments). As of December 31, 2021, on a pro forma basis, the principal amount of our total short-term and long-term debt was $2,942 million, after giving effect to the refinancing transactions that took place in the first quarter of 2022 (see below under the header "Financial Obligations—Pro Forma Indebtedness Table" for our borrowing arrangements as of December 31, 2021 on a pro forma basis). Taking into consideration the refinancing transactions in the first quarter of 2022, we expect to pay approximately $165 million in cash interest payments in 2022 to service our corporate indebtedness, assuming a constant interest rate of 1.85% for variable rate debt, including payments on our interest rate swaps and excluding the make-whole premium paid in connection with the redemption in full of the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes.
After giving effect to the refinancing transactions that took place in the first quarter of 2022, we had $2,710 million of fixed rate debt with a weighted average interest rate of 4.6%.
At December 31, 2021, our variable interest rate debt includes amounts outstanding under our Term Loan A Facility of $232 million. The interest rate on the outstanding amounts under our Term Loan A Facility at December 31, 2021 was 1.85% which is based on adjusted LIBOR plus an additional margin subject to adjustment based on our current senior secured leverage ratio.
No principal payments, with the exception of amortization payments on the Extended Term Loan A of $10 million, are due in 2022. The next debt maturity relates to our $407 million 4.875% Senior Notes which are due in June 2023. See Note 9, "Short and Long-Term Debt", and Note 19, "Subsequent Events", to the Consolidated Financial Statements for additional information.
Taxes. While we have historically utilized net operating losses to offset the majority of our federal and state income tax payments, we utilized substantially all of our remaining net operating losses during 2021 and therefore expect to be a full cash taxpayer in 2022 and future years.

Leases. As of December 31, 2021, we approximate $642 million of future lease payments with $157 million due in 2022. See Note 3, "Leases", to the Consolidated Financial Statements for additional information regarding our lease obligations.
Purchase Commitments. As of December 31, 2021, we had $82 million related to purchase commitments due in 2022 and $298 million thereafter, approximately 75% of which relates to the minimum licensing fees we are required to pay to the owners of the two brands we do not own under 50 year license agreements. See Note 14, "Commitments and Contingencies", to the Consolidated Financial Statements for additional information regarding our purchase obligations.
Joint Ventures. We have multiple unconsolidated joint ventures, including Guaranteed Rate Affinity (our mortgage origination joint venture) as well as our RealSure and Real Estate Auction joint ventures. Equity in earnings or losses related to the financial results of unconsolidated joint ventures are recorded on the equity in earnings line (and, accordingly impact Operating EBITDA), but are not reported as revenue. We have undertaken various commitments as a result of those arrangements, including the investment or advancement of additional funds in certain instances, if required. We also may, from time to time, elect to make additional investments in existing and future unconsolidated joint ventures. See Note 2, "Summary of Significant Accounting Policies—Investments", to the Consolidated Financial Statements for additional information regarding our unconsolidated joint ventures.
Upon the close of the title insurance underwriter transactions described herein, we will receive proceeds of $210 million (prior to tax and closing adjustments) and will have a 30% non-controlling equity interest in the resulting joint venture (which will indirectly own Title Resources). Accordingly, we will no longer consolidate the results of the title insurance underwriter in our financial statements and our share of earnings from the title insurance underwriter will be correspondingly reduced. Moreover, cash held as statutory reserves by the title insurance underwriter (approximately $150 million at December 31, 2021) will no longer be included in our Consolidated Balance Sheets as cash and cash equivalents.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. Although industry seasonality experienced volatility in 2020 and 2021, we believe that the industry will begin to realign with historical seasonality patterns in 2022. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. Consequently, our need to borrow under the Revolving Credit Facility and corresponding debt balances are generally at their highest levels at or around the end of the first quarter of every year.
If the recovery of the residential real estate market were to materially slow or reverse itself, if the economy as a whole does not improve or if the broader real estate industry were to experience a significant downturn, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
We believe that we will continue to meet our cash flow needs during the next twelve months, through the sources outlined above. Additionally, we may seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all. Over the longer-term, to the extent these sources of liquidity are insufficient to meet our needs, we may also conduct additional private or public offerings of debt or our common stock or dispose of certain assets.

Cash Flows
Year ended December 31, 2021 vs. Year ended December 31, 2020
At December 31, 2021, we had $743 million of cash, cash equivalents and restricted cash, an increase of $220 million compared to the balance of $523 million at December 31, 2020. The following table summarizes our cash flows for the years ended December 31, 2021 and 2020:

	Year Ended December 31,
	2021	2020	Change
Cash provided by (used in):
Operating activities	$643	$748	$(105)
Investing activities	(147)	(90)	(57)
Financing activities	(275)	(402)	127
Effects of change in exchange rates on cash, cash equivalents and restricted cash	(1)	1	(2)
Net change in cash, cash equivalents and restricted cash	$220	$257	$(37)
For the year ended December 31, 2021, $105 million less cash was provided by operating activities compared to the same period in 2020 principally due to:
•$203 million more cash used for accounts payable, accrued expenses and other liabilities;
•$56 million less cash provided by the net change in relocation and trade receivables;
•$50 million less cash from dividends received primarily from Guaranteed Rate Affinity;
•$39 million more cash used for other assets primarily due to payments to agents and other receivables, as well as sales incentives to franchisees; and
•$8 million more cash used for other operating activities,
partially offset by $251 million more cash provided by operating results.
For the year ended December 31, 2021, we used $57 million more cash for investing activities compared to the same period in 2020 primarily due to:
•$34 million more cash used for investments in unconsolidated entities;
•$25 million more cash used for acquisition related payments;
•$8 million less of cash proceeds from the sale of business; and
•$6 million more cash used for property and equipment additions, partially offset by $16 million less cash used for other investing activities.
For the year ended December 31, 2021, $275 million of cash was used in financing activities compared to $402 million of cash used during the same period in 2020. For the year ended December 31, 2021, $275 million of cash was used as follows:
•$234 million of net cash paid as a result of the pay downs of outstanding borrowings under the Term Loan B Facility and Non-extended Term Loan A in the second and third quarters of 2021 and the purchase of exchangeable note hedges in the second quarter of 2021 in connection with the issuance of the Exchangeable Senior Notes;
•$34 million of other financing payments primarily related to finance leases and contracts;
•$10 million of quarterly amortization payments on the term loan facilities; and
•$9 million of tax payments related to net share settlement for stock-based compensation, partially offset by $12 million net increase in securitization borrowings.
For the year ended December 31, 2020, $402 million of cash was used in financing activities as follows:
•$190 million repayment of borrowings under the Revolving Credit Facility;
•$99 million net decrease in securitization borrowings;
•$43 million of quarterly amortization payments on the term loan facilities;
•$43 million of other financing payments primarily related to finance leases;
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
•$23 million more cash provided from the sale of business; and
•$7 million less cash used for investments in unconsolidated entities, partially offset by $16 million more cash used for other investing activities primarily due to the reinvestment of certificates of deposit.
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
•$43 million of other financing payments primarily related to finance leases;
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
•$25 million of other financing payments primarily related to finance leases;
•$20 million for the repurchase of our common stock; and
•$6 million of tax payments related to net share settlement for stock-based compensation, partially offset by $3 million of net cash received as a result of the refinancing transactions in 2019.

Financial Obligations
Pro Forma Indebtedness Table
The following table sets forth the Company's borrowing arrangements as of December 31, 2021 on a pro forma basis giving effect to the refinancing transactions that took place in the first quarter of 2022, including the issuance in the aggregate of $1,000 million of 5.25% Senior Notes due 2030 and the net proceeds of which, together with cash on hand, were used to pay down in full both the outstanding $550 million of 9.375% Senior Notes due 2027 and $550 million of 7.625% Senior Secured Second Lien Notes due 2025:

	Interest Rate	Expiration Date	Principal Amount
Senior Secured Credit Facility (Revolving Credit Facility)	(1)	(1)	$—
Term Loan A Facility	(1)	(1)	232
Senior Notes (2)	5.25%	April 2030	1,000
Senior Notes	4.875%	June 2023	407
Senior Notes	5.75%	January 2029	900
Exchangeable Senior Notes	0.25%	June 2026	403
Senior Notes (3)	9.375%	April 2027	—
Senior Secured Second Lien Notes (3)	7.625%	June 2025	—
Total Short-Term & Long-Term Debt			$2,942
Securitization obligations:
Apple Ridge Funding LLC		June 2022	116
Cartus Financing Limited		September 2022	2
Total Securitization Obligations			$118
_______________
(1)See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements, for additional information related to the Senior Secured Credit Facility and Term Loan A Facility. These facilities were not impacted by the refinancing transactions that took place in the first quarter of 2022.
(2)On January 10, 2022, the Company issued $1,000 million aggregate principal amount of 5.25% Senior Notes due 2030. The 5.25% Senior Notes are unsecured senior obligations of Realogy Group that mature on April 15, 2030. Interest is payable semiannually on April 15 and October 15, commencing on April 15, 2022.
(3)The Company used the net proceeds from the issuance, together with cash on hand, to redeem in full both the outstanding $550 million of 9.375% Senior Notes due 2027 and $550 million of 7.625% Senior Secured Second Lien Notes due 2025, each at a redemption price of 100% plus the applicable "make whole" premium together with accrued interest to the redemption date on both such notes.
See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements, for additional information on the Company's indebtedness as of December 31, 2021, and Note 19, "Subsequent Events", to the Consolidated Financial Statements, for additional information with respect to these refinancing transactions.
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
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility) and the Term Loan A Facility. As of December 31, 2021, we had interest rate swaps based on LIBOR with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures
The Senior Secured Credit Agreement, Term Loan A Agreement and the indentures governing the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing twelve-month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.625% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at December 31, 2021.
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
Critical Accounting Estimates
The preparation of our consolidated financial statements in accordance with generally accepted accounting principles in the United States ("GAAP") requires us to make significant estimates and assumptions that affect the reported amounts in the consolidated financial statements and related notes. Several of the estimates and assumptions we are required to make relate to matters that are inherently uncertain as they pertain to future events. We use our best judgment when measuring these estimates and routinely review our accounting policies and assumptions. However, actual results could differ from our estimates and assumptions and any such differences could be material to our consolidated financial statements. We consider the following critical accounting estimates to involve subjective and complex judgments that could potentially affect reported results. Refer to Note 2, "Summary of Significant Accounting Policies", of the consolidated financial statements for a discussion of all our significant accounting policies.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level which includes Realogy Brokerage Group, franchise services (reported within the Realogy Franchise Group reportable segment), Realogy Title Group and Realogy Leads Group (includes lead generation and Cartus Relocation Services and reported within the Realogy Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge is recorded on a separate line in the Consolidated Statements of Operations for the excess.
In testing goodwill, the fair value of each reporting unit is estimated using the income approach, a discounted cash flow method. For the other indefinite lived intangible assets, fair value is estimated using the relief from royalty method.

Management utilizes long-term cash flow forecasts and the Company's annual operating plans adjusted for terminal value assumptions. The fair value of the Company's reporting units and other indefinite lived intangible assets are determined utilizing the best estimate of future revenues, operating expenses including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize. These assumptions include discount rates based on the Company's best estimate of the weighted average cost of capital, long-term growth rates based on the Company's best estimate of terminal growth rates, and trademark royalty rates which are determined by reviewing similar trademark agreements with third parties.
Although management believes that assumptions are reasonable, actual results may vary significantly. These impairment assessments involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Furthermore, significant negative industry or economic trends, disruptions to our business, unexpected significant changes or planned changes in use of the assets, a decrease in our business results, growth rates that fall below our assumptions, divestitures, and a sustained decline in our stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions. Such changes could result in changes to our estimates of our fair value and a material impairment of goodwill or other indefinite-lived intangible assets. To address this uncertainty, a sensitivity analysis is performed on key estimates and assumptions.
Based upon the impairment analysis performed in the fourth quarter of 2021, there was no impairment of goodwill or other indefinite-lived intangible assets for the year ended December 31, 2021. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2021.
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
Recently Issued Accounting Pronouncements
See Note 2, "Summary of Significant Accounting Policies", to the Consolidated Financial Statements for a discussion of recently issued FASB accounting pronouncements.
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At December 31, 2021, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2021, we had variable interest rate debt outstanding under our Term Loan A Facility of $232 million, which excludes $118 million of securitization obligations. The interest rate on the outstanding amounts under our Term Loan A Facility at December 31, 2021 was 1.85% which is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the December 31, 2021 senior secured leverage ratio, the LIBOR margin was 1.75%. At December 31, 2021, the one-month LIBOR rate was 0.10%; therefore, we have estimated that a 0.25% increase in LIBOR would have an approximately $1 million impact on our annual interest expense.
As of December 31, 2021, we had interest rate swaps with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our $232 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $46 million and $81 million for the fair value of the interest rate swaps at December 31, 2021 and 2020, respectively.  The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods.  We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $6 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Management assessed the effectiveness of Realogy Holdings' internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Holdings maintained effective internal control over financial reporting as of December 31, 2021.
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
Management assessed the effectiveness of Realogy Group’s internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Realogy Group maintained effective internal control over financial reporting as of December 31, 2021.
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
Item 9B.    Other Information.
On February 24, 2022, the Compensation Committee of the Board of Directors (the “Committee”) of the Company granted a discretionary cash-based bonus award to Ms. Wasser in recognition of her meaningful contributions to the Company's strong performance in 2021, as described in more detail below. The payment of bonus awards is not part of the regular executive compensation program of the Company and such payments are only granted by the Committee in recognition of extraordinary performance achievements.
In granting a bonus payment in the amount of $300,000 to Ms. Wasser, the Committee took into account her active role in substantially all critical aspects of our business, including, during 2021: execution against strategic initiatives and transactions such as our RealSure and Real Estate Auction joint ventures and the planned sale of our title insurance underwriter (and formation of a title insurance underwriting joint venture) as well as the expansion of other key offerings like the RealVitalize® program; advancement of Realogy's strategic policy objectives and efforts to build collaborative and effective relationships with industry organizations; enhancements to the Company’s enterprise data governance program; and her continued leadership during the ongoing COVID-19 crisis with respect to employee, agent and franchisee health and safety. In making this award, the Committee also considered the criticality of Ms. Wasser’s role at Realogy.

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
Delinquent Section 16(a) Reports
The information required by this item is included in the Proxy Statement under the caption "Delinquent Section 16(a) Reports" and is incorporated by reference to this Annual Report.
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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about shares of our common stock that may be issued upon the exercise of options, that may vest pursuant to awards of restricted stock units, performance stock units or that may be issued under deferred stock units under all of our existing equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	9,293,375	(1)	$25.27	(2)	4,425,250	(3)
Equity compensation plan not approved by stockholders	261,234	(4)	$32.80		—
_______________
(1)Consists of 2,743,049 outstanding options, 2,034,502 stock-settled restricted stock units, 4,338,332 performance stock units and 177,492 deferred stock units issuable. The amount set forth in the table assumes maximum payout under the unvested performance share unit awards. The number of shares, if any, to be issued pursuant to unvested performance stock unit awards will be determined based upon the extent to which the performance goals are achieved.
(2)The weighted average remaining term of outstanding options is 3.7 years. The other outstanding awards do not have exercise prices and are accordingly excluded from this column.
(3)Consists of shares available for future grant.

(4)Consists of options granted to Mr. Schneider on October 23, 2017 as an inducement material to his entry into employment with us, which were approved by our Compensation Committee and disclosed in a press release. Under applicable NYSE Listing Rules, inducement grants are not subject to security holder approval. The terms of this award are materially consistent with the terms of awards made under the Amended and Restated 2018 Long-Term Incentive Plan. The options expire ten years from the grant date and vest over a four-year period, in equal annual installments on each anniversary date of the grant date.
See Note 13, "Stock-Based Compensation", in the Consolidated Financial Statements for additional information on the Amended and Restated 2018 Long-Term Incentive Plan.
The remaining information required by this item is included in the Proxy Statement under the caption "Governance of the Company—Ownership of Our Common Stock" and is incorporated by reference to this Annual Report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included in the Proxy Statement under the captions "Governance of the Company—Director Independence Criteria and —Determination of Director Independence and —Related Person Transactions" and is incorporated by reference to this Annual Report.
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

PART IV
Item 15.     Exhibits, Financial Statements and Schedules.
(A)(1) and (2) Financial Statements
The consolidated financial statements of the registrants listed in the "Index to Financial Statements" on page F-1 together with the reports of PricewaterhouseCoopers LLP (PCAOB ID 238), independent auditors, are filed as part of this Annual Report.
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
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2021, 2020 and 2019:

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2021	$13	$2	$—	$(4)	$11
Year ended December 31, 2020	11	9	—	(7)	13
Year ended December 31, 2019	9	5	—	(3)	11

Deferred tax asset valuation allowance
Year ended December 31, 2021	$21	$(1)	$—	$—	$20
Year ended December 31, 2020	17	4	—	—	21
Year ended December 31, 2019	18	(1)	—	—	17
_______________
(a)The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables, in the Consolidated Balance Sheets.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on February 25, 2022.
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

Name	Title	Date

/s/ RYAN M. SCHNEIDER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2022
Ryan M. Schneider

/s/ CHARLOTTE C. SIMONELLI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2022
Charlotte C. Simonelli

/s/ TIMOTHY B. GUSTAVSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2022
Timothy B. Gustavson

/s/ MICHAEL J. WILLIAMS	Chairman of the Board of Directors of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Michael J. Williams

/s/ FIONA P. DIAS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Fiona P. Dias

/s/ MATTHEW J. ESPE	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Matthew J. Espe

/s/ V. ANN HAILEY	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
V. Ann Hailey

/s/ BRYSON KOEHLER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Bryson Koehler

/s/ DUNCAN L. NIEDERAUER	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Duncan L. Niederauer

/s/ ENRIQUE SILVA	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Enrique Silva

/s/ SHERRY M. SMITH	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Sherry M. Smith

/s/ CHRIS TERRILL	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Chris Terrill

/s/ FELICIA WILLIAMS	Director of Realogy Holdings Corp. and Manager of Realogy Group LLC	February 25, 2022
Felicia Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Realogy Holdings Corp. and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss), of equity and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Annual Goodwill Impairment Assessment – Realogy Leads Group Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,923 million as of December 31, 2021, of which the Realogy Leads Group reporting unit goodwill was a portion. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the reporting units to their respective fair values. The fair value of each reporting unit is estimated using the income approach, a discounted cash flow method. The fair value of the Company’s reporting units are determined utilizing the best estimate of future revenues, operating expenses, including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Realogy Leads Group reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to future revenues and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Realogy Leads Group reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value of the Realogy Leads Group reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues and the discount rate. Evaluating management’s assumptions related to future revenues involved evaluating whether the assumptions used by management were (i) reasonable considering the current and past performance of the reporting unit, (ii) consistent with external market and industry data, and (iii) consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow method and the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2022

We have served as the Company's auditor since 2009.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Realogy Group LLC and its subsidiaries (the "Company") as of December 31, 2021 and 2020, and the related consolidated statements of operations, of comprehensive income (loss) and of cash flows for each of the three years in the period ended December 31, 2021, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2021 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Annual Goodwill Impairment Assessment – Realogy Leads Group Reporting Unit
As described in Notes 2 and 5 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,923 million as of December 31, 2021, of which the Realogy Leads Group reporting unit goodwill was a portion. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the reporting units to their respective fair values. The fair value of each reporting unit is estimated using the income approach, a discounted cash flow method. The fair value of the Company’s reporting units are determined utilizing the best estimate of future revenues, operating expenses, including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Realogy Leads Group reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating audit evidence relating to management’s significant assumptions related to future revenues and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Realogy Leads Group reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value of the Realogy Leads Group reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues and the discount rate. Evaluating management’s assumptions related to future revenues involved evaluating whether the assumptions used by management were (i) reasonable considering the current and past performance of the reporting unit, (ii) consistent with external market and industry data, and (iii) consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow method and the discount rate assumption.

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 25, 2022

We have served as the Company's auditor since 2009.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2021	2020	2019
Revenues
Gross commission income	$6,118	$4,669	$4,330
Service revenue	1,180	983	941
Franchise fees	521	419	386
Other	164	150	213
Net revenues	7,983	6,221	5,870
Expenses
Commission and other agent-related costs	4,753	3,527	3,156
Operating	1,669	1,473	1,531
Marketing	263	215	264
General and administrative	441	412	344
Former parent legacy cost, net	1	1	1
Restructuring costs, net	17	67	52
Impairments	4	682	271
Depreciation and amortization	204	186	195
Interest expense, net	190	246	250
Loss (gain) on the early extinguishment of debt	21	8	(5)
Other income, net	(15)	(5)	—
Total expenses	7,548	6,812	6,059
Income (loss) before income taxes, equity in earnings and noncontrolling interests	435	(591)	(189)
Income tax expense (benefit)	133	(104)	14
Equity in earnings of unconsolidated entities	(48)	(131)	(18)
Net income (loss)	350	(356)	(185)
Less: Net income attributable to noncontrolling interests	(7)	(4)	(3)
Net income (loss) attributable to Realogy Holdings and Realogy Group	$343	$(360)	$(188)

Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$2.95	$(3.13)	$(1.65)
Diluted earnings (loss) per share	$2.85	$(3.13)	$(1.65)
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	116.4	115.2	114.2
Diluted	120.2	115.2	114.2

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$350	$(356)	$(185)
Currency translation adjustment	(1)	—	—
Defined Benefit Plans:
Actuarial gain (loss) for the plans	10	(6)	(8)
Less: amortization of actuarial loss to periodic pension cost	(3)	(2)	(2)
Defined benefit plans	13	(4)	(6)
Other comprehensive income (loss), before tax	12	(4)	(6)
Income tax expense (benefit) related to items of other comprehensive income (loss)	3	(1)	(2)
Other comprehensive income (loss), net of tax	9	(3)	(4)
Comprehensive income (loss)	359	(359)	(189)
Less: comprehensive income attributable to noncontrolling interests	(7)	(4)	(3)
Comprehensive income (loss) attributable to Realogy Holdings and Realogy Group	$352	$(363)	$(192)

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$735	$520
Restricted cash	8	3
Trade receivables (net of allowance for doubtful accounts of $11 and $13)	123	128
Relocation receivables	139	139
Other current assets	183	154
Total current assets	1,188	944
Property and equipment, net	310	317
Operating lease assets, net	453	450
Goodwill	2,923	2,910
Trademarks	687	685
Franchise agreements, net	1,021	1,088
Other intangibles, net	171	188
Other non-current assets	457	352
Total assets	$7,210	$6,934
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$130	$128
Securitization obligations	118	106
Current portion of long-term debt	10	62
Current portion of operating lease liabilities	128	129
Accrued expenses and other current liabilities	666	600
Total current liabilities	1,052	1,025
Long-term debt	2,940	3,145
Long-term operating lease liabilities	417	430
Deferred income taxes	353	276
Other non-current liabilities	256	291
Total liabilities	5,018	5,167
Commitments and contingencies (Note 14)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2021 and December 31, 2020	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 116,588,430 shares issued and outstanding at December 31, 2021 and 115,457,067 shares issued and outstanding at December 31, 2020	1	1
Additional paid-in capital	4,947	4,876
Accumulated deficit	(2,712)	(3,055)
Accumulated other comprehensive loss	(50)	(59)
Total stockholders' equity	2,186	1,763
Noncontrolling interests	6	4
Total equity	2,192	1,767
Total liabilities and equity	$7,210	$6,934

See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$350	$(356)	$(185)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	204	186	195
Deferred income taxes	72	(114)	3
Impairments	4	682	271
Amortization of deferred financing costs and debt discount (premium)	18	11	10
Loss (gain) on the early extinguishment of debt	21	8	(5)
Gain on the sale of business, net	(11)	—	—
Equity in earnings of unconsolidated entities	(48)	(131)	(18)
Stock-based compensation	29	39	30
Mark-to-market adjustments on derivatives	(14)	51	39
Other adjustments to net income (loss)	(3)	(5)	(4)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	4	(4)	22
Relocation receivables	—	64	29
Other assets	(10)	29	4
Accounts payable, accrued expenses and other liabilities	17	220	(22)
Dividends received from unconsolidated entities	51	101	3
Other, net	(41)	(33)	(1)
Net cash provided by operating activities	643	748	371
Investing Activities
Property and equipment additions	(101)	(95)	(119)
Payments for acquisitions, net of cash acquired	(26)	(1)	(1)
Proceeds from the sale of business	15	23	—
Investment in unconsolidated entities	(39)	(5)	(12)
Other, net	4	(12)	4
Net cash used in investing activities	(147)	(90)	(128)
Financing Activities
Net change in Revolving Credit Facility	—	(190)	(80)
Repayments of Term Loan A Facility and Term Loan B Facility	(1,490)	—	—
Proceeds from issuance of Senior Notes	905	—	550
Proceeds from issuance of Senior Secured Lien Notes	—	550	—
Redemption and repurchase of Senior Notes	—	(550)	(533)
Proceeds from issuance of Exchangeable Senior Notes	403	—	—
Payments for purchase of Exchangeable Senior Notes hedge transactions	(67)	—	—
Proceeds from issuance of Exchangeable Senior Notes warrant transactions	46	—	—
Amortization payments on term loan facilities	(10)	(43)	(30)
Net change in securitization obligations	12	(99)	(26)
Debt issuance costs	(20)	(15)	(9)
Cash paid for fees associated with early extinguishment of debt	(11)	(7)	(5)
Repurchase of common stock	—	—	(20)
Dividends paid on common stock	—	—	(31)
Taxes paid related to net share settlement for stock-based compensation	(9)	(5)	(6)
Other, net	(34)	(43)	(25)
Net cash used in financing activities	(275)	(402)	(215)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	1	—
Net increase in cash, cash equivalents and restricted cash	220	257	28
Cash, cash equivalents and restricted cash, beginning of period	523	266	238
Cash, cash equivalents and restricted cash, end of period	$743	$523	$266

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4, $5 and $8 respectively)	$188	$209	$210
Income tax payments (refunds), net	64	—	(3)
See Notes to Consolidated Financial Statements.

REALOGY HOLDINGS CORP.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Realogy Holdings Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at January 1, 2019	114.6	$1	$4,869	$(2,507)	$(52)	$4	$2,315
Net (loss) income	—	—	—	(188)	—	3	(185)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Repurchase of common stock	(1.2)	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	30	—	—	—	30
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.4)	—	(6)	—	—	—	(6)
Dividends ($0.27 per share)	—	—	(31)	—	—	(3)	(34)
Balance at December 31, 2019	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(360)	—	4	(356)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	39	—	—	—	39
Issuance of shares for vesting of equity awards	1.7	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(5)	—	—	—	(5)
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	343	—	7	350
Other comprehensive income	—	—	—	—	9	—	9
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	0.1	—	1	—	—	—	1
Stock-based compensation	—	—	29	—	—	—	29
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(9)	—	—	—	(9)
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192

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
Business Description
The Company reports its operations in the following three business segments (the number of offices and agents are unaudited):
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of December 31, 2021, our real estate franchise systems and proprietary brands had approximately 333,400 independent sales agents worldwide, including approximately 196,700 independent sales agents operating in the U.S. (which included approximately 56,300 company owned brokerage independent sales agents). As of December 31, 2021, our real estate franchise systems and proprietary brands had approximately 21,000 offices worldwide in 119 countries and territories, including approximately 5,800 brokerage offices in the U.S. (which included approximately 680 company owned brokerage offices). This segment also includes our lead generation activities through Realogy Leads Group and global relocation services operation through Cartus Relocation Services.
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 680 owned and operated brokerage offices with approximately 56,300 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes the Company's share of equity earnings or losses for its RealSure and Real Estate Auction minority-owned joint ventures.
•Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. The title insurance underwriter, Title Resources Guaranty Company, provides title underwriting services relating to the closing of home purchases and refinancing of home loans, working with affiliated and unaffiliated agents. This segment also includes the Company's share of equity earnings or losses for Guaranteed Rate Affinity, its minority-owned mortgage origination joint venture with Guaranteed Rate, Inc.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
CONSOLIDATION
The Company consolidates any variable interest entity ("VIE") for which it is the primary beneficiary with a controlling financial interest. Also, the Company consolidates an entity not deemed a VIE if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling financial or operating interest, the investments in such entities are accounted for using the equity method or at fair value with changes in fair value recognized in net income, as appropriate (see "Investments" below).
INVESTMENTS
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee but does not a controlling financial or operating interest in the joint venture. The Company records its share of the net earnings or losses of its equity method investments on the “Equity in earnings of unconsolidated entities” line in the accompanying Consolidated Statements of Operations. Investments not accounted for using the equity method are measured at fair value with changes in fair value recognized in net income or in the case that an investment does not have readily determinable fair values, at cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment.
At December 31, 2021 and 2020, the Company had various equity method investments which are recorded within other non-current assets on the accompanying Consolidated Balance Sheets and the Company's share of equity earnings or losses related to these investments are included in the financial results of the Realogy Title Group and Realogy Brokerage Group segments.
Realogy Title Group's equity method investments include Guaranteed Rate Affinity, LLC ("Guaranteed Rate Affinity") and various other title related investments. Guaranteed Rate Affinity, the Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc., originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. The Company's investment in Guaranteed Rate Affinity had balances of $94 million and $90 million at December 31, 2021 and 2020, respectively. The Company recorded equity earnings of $49 million, $126 million and $15 million related to its investment in Guaranteed Rate Affinity during the years ended December 31, 2021, 2020 and 2019, respectively. The Company received $44 million and $96 million in cash dividends from Guaranteed Rate Affinity during the years ended December 31, 2021 and 2020, respectively, and no cash dividends during the year ended December 31, 2019. The Company invested $2 million of cash into Guaranteed Rate Affinity during the year ended December 31, 2019.
Realogy Title Group's other equity method investments had investment balances totaling $8 million at both December 31, 2021 and 2020. The Company recorded equity earnings from the operations of these equity method investments of $6 million, $5 million and $3 million during the years ended December 31, 2021, 2020 and 2019, respectively. The Company received $7 million, $5 million and $3 million in cash dividends from these equity method investments during the years ended December 31, 2021, 2020 and 2019, respectively.
Realogy Brokerage Group's equity method investments include RealSure and the Real Estate Auction Joint Venture. RealSure, the Company's 49% owned joint venture with Home Partners of America, was formed in 2020 and is designed to offer home buyers and sellers options that give them a competitive edge when buying or selling a home, while also keeping the expertise of an independent sales agent at the center of the transaction. The Company expects to continue to invest in RealSure as a strategic growth priority and competitive advantage as RealSure highlights the Company's continued investment in innovating and improving the experience of buying and selling homes and aims to provide affiliated agents and franchise owners the opportunity to win more listings and drive incremental business. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. The Real Estate Auction Joint Venture, the Company's 50% owned unconsolidated joint venture with Sotheby's, was formed in 2021 and holds an 80% ownership stake in Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients. This joint venture supports the Company's strategic growth initiatives in the high-end real estate markets and serves as an additional tool for agents to market and sell unique luxury properties around the world. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. These equity method investments had investment balances totaling $29 million and $2 million at December 31, 2021 and 2020, respectively. The Company invested $34 million of cash into these equity method investments and recorded equity losses from the operations of $7 million during the year ended December 31, 2021. The Company invested $2 million of cash during the year ended December 31, 2020.
CASH AND CASH EQUIVALENTS
The Company considers highly liquid investments with remaining maturities not exceeding three months at the date of purchase to be cash equivalents.
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $8 million and $3 million at December 31, 2021 and 2020, respectively.
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
LEASES
See Note 3, "Leases", for discussion.
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

The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, generally from 1 to 5 years, when such software is ready for use. The net carrying value of software developed or obtained for internal use was $126 million and $118 million at December 31, 2021 and 2020, respectively.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized, but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,923 million and $712 million, respectively, at December 31, 2021 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level which includes Realogy Brokerage Group, franchise services (reported within the Realogy Franchise Group reportable segment), Realogy Title Group and Realogy Leads Group (includes lead generation and Cartus Relocation Services and reported within the Realogy Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge for the excess is recorded on the "Impairments" line in the accompanying Consolidated Statements of Operations.
In testing goodwill, the fair value of each reporting unit is estimated using the income approach, a discounted cash flow method. For the other indefinite lived intangible assets, fair value is estimated using the relief from royalty method. Management utilizes long-term cash flow forecasts and the Company's annual operating plans adjusted for terminal value assumptions. The fair value of the Company's reporting units and other indefinite lived intangible assets are determined utilizing the best estimate of future revenues, operating expenses including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties.
Although management believes that assumptions are reasonable, actual results may vary significantly. These impairment assessments involve the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Furthermore, significant negative industry or economic trends, disruptions to the business, unexpected significant changes or planned changes in use of the assets, a decrease in business results, growth rates that fall below management's assumptions, divestitures, and a sustained decline in the Company's stock price and market capitalization may have a negative effect on the fair values and key valuation assumptions. Such changes could result in changes to management's estimates of the Company's fair value and a material impairment of goodwill or other indefinite-lived intangible assets. To address this uncertainty, a sensitivity analysis is performed on key estimates and assumptions.
Based upon the impairment analysis performed in the fourth quarter of 2021, there was no impairment of goodwill or other indefinite-lived intangible assets for the year ended December 31, 2021. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2021.
During the year ended December 31, 2020, the Company recorded the following non-cash impairments related to goodwill and intangible assets:
•an impairment of Realogy Franchise Group trademarks of $30 million and a goodwill impairment of $413 million for Realogy Brokerage Group in the first quarter of 2020 driven by the impact on future earnings related to the COVID-19 pandemic primarily due to a significant increase in the weighted average cost of capital as a result of the volatility in the capital and debt markets due to COVID-19 and the related lower projected financial results;
•impairment charges of $105 million related to goodwill and $18 million related to customer relationships during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds; and
•an additional goodwill impairment charge of $22 million and a trademark impairment charge of $34 million related to Cartus Relocation Services in the fourth quarter of 2020 as a result of the impact of the COVID-19 crisis resulting in lower relocation activity which negatively impacted the operating results of relocation services.

The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2020. Due to the impairments during 2020 for the Realogy Franchise Group and Cartus Relocation Service trademarks, there was little to no excess fair value over carrying value as of December 31, 2020.
During the year ended December 31, 2019, the Company recorded non-cash impairments which included a goodwill impairment charge of $237 million related to Realogy Brokerage Group and a $22 million reduction to record net assets held for sale at the lower of carrying value or fair value, less costs to sell (including $16 million related to goodwill), for Cartus Relocation Services which was presented as held for sale at December 31, 2019. The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2019.
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
INCOME TAXES
The Company’s provision for income taxes is determined using the asset and liability method, under which deferred tax assets and liabilities are calculated based upon the differences between the financial statement and income tax bases of assets and liabilities using currently enacted tax rates. These differences are based upon estimated differences between the book and tax basis of the assets and liabilities for the Company. Certain tax assets and liabilities of the Company may be adjusted in connection with the finalization of income tax audits.
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
REVENUE RECOGNITION
See Note 4, "Revenue Recognition", for discussion.
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $192 million, $157 million and $197 million for the years ended December 31, 2021, 2020 and 2019, respectively.
STOCK-BASED COMPENSATION
The Company grants stock-based awards to certain senior management members, employees and directors including restricted stock units and performance share units. The fair value of restricted stock units and performance share units without a market condition is measured based on the closing price of the Company's common stock on the grant date and is recognized as expense over the service period of the award, or when requisite performance metrics or milestones are probable of being achieved. The fair value of awards with a market condition are estimated using the Monte Carlo simulation method and expense is recognized on a straight-line basis over the requisite service period of the award. The Company recognizes forfeitures as they occur.
ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements ("ASC 205") and ASC Topic 360 Property, Plant and Equipment (“ASC 360”). Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value, less cost to sell, and depreciation ceases on the date that the held for sale criteria are met. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in a separate line in the Consolidated Statements of Operations commencing in the period in which the business meets the criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held and used that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale
RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates. Recently issued standards not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
The FASB issued its new standard on Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity which simplifies the accounting for instruments with characteristics of liabilities and equity, including convertible debt. The new standard reduces the number of accounting models for convertible debt instruments and convertible preferred stock resulting in fewer embedded conversion features being separately recognized from the host contract and the interest rate of more convertible debt instruments being closer to the coupon interest rate, as compared with prior guidance. In addition, the standard changes the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments. The new standard is effective for reporting periods beginning on or after December 15, 2021 and permits the use of either the modified retrospective or fully retrospective method of transition.
The Company will adopt the new standard on January 1, 2022 using the modified retrospective method. Upon adoption, the Company expects to derecognize the unamortized debt discount and related equity component associated with its Exchangeable Senior Notes. This will result in an increase to Long-term debt of approximately $65 million, a reduction to Additional paid-in capital of approximately $53 million, net of taxes, and a reduction to Deferred tax liabilities of approximately $17 million. The Company expects to record a cumulative effect of adoption adjustment of approximately $5 million, net of taxes, as a reduction to Accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on its Exchangeable Senior Notes since issuance. Upon adoption, the Company is required to use the "if converted" method when calculating the dilutive impact of convertible debt on earnings per share, however the Company's does not expect this change to have a financial impact upon adoption as the Company's Exchangeable Senior Notes have been antidilutive since issuance.
3.    LEASES
The Company's lease portfolio consists primarily of office space and equipment. The Company has approximately 1,100 real estate leases with lease terms ranging from less than 1 year to 17 years and includes the Company's brokerage sales offices, regional and branch offices for title and relocation operations, corporate headquarters, regional headquarters, and facilities serving as local administration, training and storage. The Company's brokerage sales offices are generally located in shopping centers and small office parks, typically with lease terms of 1 year to 5 years. In addition, the Company has equipment leases which primarily consist of furniture, computers and other office equipment.
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
Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,
Lease Type	Balance Sheet Classification	2021	2020
Assets:
Operating lease assets	Operating lease assets, net	$453	$450
Finance lease assets (a)	Property and equipment, net	33	40
Total lease assets, net		$486	$490
Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$128	$129
Finance lease liabilities	Accrued expenses and other current liabilities	11	13
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	417	430
Finance lease liabilities	Other non-current liabilities	13	19
Total lease liabilities		$569	$591

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		5.6	5.9
Finance leases		2.7	2.8

Weighted average discount rate:
Operating leases		4.2%	4.6%
Finance leases		3.4%	3.7%
_______________
(a)Finance lease assets are recorded net of accumulated amortization of $45 million and $40 million at December 31, 2021 and 2020, respectively.
As of December 31, 2021, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2022	$146	$11	$157
2023	129	8	137
2024	105	5	110
2025	75	1	76
2026	51	—	51
Thereafter	111	—	111
Total lease payments	617	25	642
Less: Interest	72	1	73
Present value of lease liabilities	$545	$24	$569

Supplemental income statement information related to the Company's leases is as follows:

	Year Ended December 31,
Lease Costs	2021	2020	2019
Operating lease costs	$141	$150	$165
Finance lease costs:
Amortization of leased assets	12	12	13
Interest on lease liabilities	1	2	2
Other lease costs (a)	24	24	28
Impairment (b)	2	46	12
Less: Sublease income, gross	2	2	3
Net lease cost	$178	$232	$217
_______________
(a)Primarily consists of variable lease costs.
(b)Impairment charges relate to the exit and sublease of certain real estate operating leases. In 2020, the Company impaired or restructured a portion of its corporate headquarters in Madison, New Jersey and the relocation operations' main corporate location in Danbury, Connecticut.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2021	2020	2019
Supplemental cash flow information:
Operating cash flows from operating leases	$162	$165	$162
Operating cash flows from finance leases	1	2	2
Financing cash flows from finance leases	13	14	15

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$134	$103	$153
Finance leases	6	11	18

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

	Years Ended December 31, 2021 vs December 31, 2020
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross commission income (a)	$—	$—	$6,118	$4,669	$—	$—	$—	$—	$6,118	$4,669
Service revenue (b)	227	243	29	26	924	714	—	—	1,180	983
Franchise fees (c)	914	725	—	—	—	—	(393)	(306)	521	419
Other (d)	108	91	42	47	28	22	(14)	(10)	164	150
Net revenues	$1,249	$1,059	$6,189	$4,742	$952	$736	$(407)	$(316)	$7,983	$6,221

	Years Ended December 31, 2020 vs December 31, 2019
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2020	2019	2020	2019	2020	2019	2020	2019	2020	2019
Gross commission income (a)	$—	$—	$4,669	$4,330	$—	$—	$—	$—	$4,669	$4,330
Service revenue (b)	243	351	26	11	714	579	—	—	983	941
Franchise fees (c)	725	668	—	—	—	—	(306)	(282)	419	386
Other (d)	91	139	47	68	22	17	(10)	(11)	150	213
Net revenues	$1,059	$1,158	$4,742	$4,409	$736	$596	$(316)	$(293)	$6,221	$5,870
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
(d)Other revenue is comprised of brand marketing funds received at Realogy Franchise Group from franchisees, third-party listing fees in 2019, and other miscellaneous revenues across all of the business segments.
The Company's revenue streams are discussed further below by business segment:
Realogy Franchise Group
Domestic Franchisees
In the U.S., the Company employs a direct franchising model whereby it franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a gross percentage (generally 6%) of the franchisee’s gross commission income. Royalty fees are recorded as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Other sales incentives are generally recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes domestic initial franchise fees which are generally non-refundable and recognized by the Company as revenue upon the execution or opening of a new franchisee office to cover the upfront costs associated with opening the franchisee for business under one of Realogy’s brands.
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees increased from $14 million at January 1, 2021 to $25 million at December 31, 2021 primarily due to additional fees received from franchisees, offset by amounts recognized into revenue matching expenses for marketing activities during the year ended December 31, 2021.
International Franchisees
The Company utilizes a direct franchising model outside of the U.S. for Sotheby's International Realty® and Corcoran® and, in some cases, Better Homes and Gardens® Real Estate. For all other brands, the Company generally employs a master franchise model outside of the U.S., whereby it contracts with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. Under both the direct and master franchise models outside of the U.S., the Company enters into long-term franchise agreements (generally 25 years in duration) and receive an initial area development fee ("ADF") and ongoing royalties.  Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. Under the direct franchise model, a royalty fee is paid to the Company on transactions conducted by its franchisees in the applicable country or region. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the Consolidated Balance Sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Realogy’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination. The balance for deferred ADFs decreased from $43 million at January 1, 2021 to $41 million at December 31, 2021 due to $5 million of revenues recognized during the year ended December 31, 2021 that were included in the deferred revenue balance at the beginning of the period, partially offset by $3 million of additional area development fees received during the year ended December 31, 2021.
In addition, the Company recognizes a deferred asset for commissions paid to Realogy franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The Company classifies prepaid commissions as current or non-current assets in the Consolidated Balance Sheets based on the expected timing of expense recognition. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years). The amount of prepaid commissions was $26 million and $25 million at December 31, 2021 and 2020, respectively.
Lead Generation Programs
Through Realogy Leads Group, a part of Realogy Franchise Group, the Company provides leads through real estate benefit programs that provide home-buying and selling assistance to members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Realogy. Realogy Leads Group also directs the Company's broker-to-broker business, which generates leads by brokers affiliated with one of its customized agent and brokerage networks, including the Realogy Advantage Brokerage Network. The networks consist of real estate brokers, including company owned brokerage operations, select franchisees and independent real estate brokers who have been approved to become members. Member brokers of the networks receive leads from the Company's real estate benefit programs (including via Cartus Relocation Services) and each other in exchange for a fee paid to Realogy Leads Group. Network fees are billed in advance and recognized into revenue on a straight-line basis each month during the membership period. The balance for deferred network fees remained flat at zero at January 1, 2021 and December 31, 2021 and consisted of $5 million of revenues recognized during the year that were included in the deferred revenue balance at the beginning of the period offset by a $5 million increase related to new network fees.
Cartus Relocation Services
Through Cartus Relocation Services, a part of Realogy Franchise Group, the Company offers a broad range of employee relocation services to clients designed to manage all aspects of transferring their employees ("transferees"). These services include, but are not limited to, homesale assistance, relocation policy counseling and group move management services, expense processing and relocation-related accounting, and visa and immigration support. The Company also arranges household goods moving services and provides support for all aspects of moving a transferee's household goods. There are a number of different revenue streams associated with relocation services including fees earned from real estate brokers and household goods moving companies that provide services to the transferee which are recognized at a point in time at the completion of services. The Company earns revenues from outsourcing management fees charged to clients that may cover several of the relocation services listed above, according to the clients' specific needs. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for deferred outsourcing management fees increased from $3 million on January 1, 2021 to $4 million on December 31, 2021 due to a $41 million increase primarily related to additions for management fees billed on new relocation files in advance of the Company satisfying its performance obligation, mostly offset by $40 million of revenues recognized during the year as performance obligations were satisfied. Furthermore, Cartus Relocation Services continues to provide value through the generation of leads to real estate agent and brokerage participants in the networks maintained by Realogy Leads Group, which drives downstream revenue for our businesses. The Company also earns net interest income which represents interest earned from clients on the funds it advances on behalf of the transferring employee net of costs associated with the securitization obligations used to finance these payments, which is recorded within other revenue in the accompanying Consolidated Statements of Operations.

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
The Company has relationships with developers, primarily in major cities, to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when units within the new development close. The balance of advanced commissions related to developments increased from $9 million at January 1, 2021 to $11 million at December 31, 2021 due to a $2 million increase related to additional commissions received for new developments.
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
Contract Balances (Deferred Revenue)
The following table shows the total change in the Company's contract liabilities related to revenue contracts by reportable segment (as discussed in detail above) for the year ended December 31, 2021:

	Year Ended December 31, 2021
	Beginning Balance at January 1, 2021	Additions during the period	Recognized as Revenue during the period	Ending Balance at December 31, 2021
Realogy Franchise Group (a)	$70	$178	$(169)	$79
Realogy Brokerage Group	12	5	(3)	14
Total	$82	$183	$(172)	$93
_______________
(a)Revenues recognized include intercompany marketing fees paid by Realogy Brokerage Group.
The majority of the Company's contracts are transactional in nature or have a duration of one-year or less. Accordingly, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

5.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reportable segment and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at January 1, 2019	$2,652	$906	$154	$3,712
Goodwill acquired	—	—	1	1
Impairment (a)	(16)	(237)	—	(253)
Balance at December 31, 2019	2,636	669	155	3,460
Goodwill acquired	—	—	1	1
Goodwill reduction for sale of a business	—	(11)	—	(11)
Impairment (b)	(127)	(413)	—	(540)
Balance at December 31, 2020	2,509	245	156	2,910
Goodwill acquired (c)	—	24	2	26
Goodwill reduction for sale of business (d)	(3)	(10)	—	(13)
Balance at December 31, 2021	$2,506	$259	$158	$2,923
Goodwill and accumulated impairment summary:
Gross goodwill	$3,953	$1,067	$482	$5,502
Accumulated impairments (e)	(1,447)	(808)	(324)	(2,579)
Balance at December 31, 2021	$2,506	$259	$158	$2,923
_______________
(a)During the year ended December 31, 2019, the Company recognized goodwill impairment charges of $237 million related to Realogy Brokerage Group and $16 million at Realogy Franchise Group which related to the reduction to record net assets held for sale at the lower of carrying value or fair value, less costs to sell, for Cartus Relocation Services which was presented as held for sale at December 31, 2019.
(b)During the year ended December 31, 2020, the Company recognized a goodwill impairment charges of $413 million related to Realogy Brokerage Group and $127 million at Realogy Franchise Group which related to $105 million during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds and an additional goodwill impairment charge of $22 million during the fourth quarter of 2020 related to Cartus Relocation Services.
(c)Goodwill acquired during the year ended December 31, 2021 relates to the acquisition of three real estate brokerage operations and one title and settlement operations.
(d)Goodwill reduction during the year ended December 31, 2021 relates to the sale of a relocation-related business during the first quarter of 2021 and the sale of a business at Realogy Brokerage Group during the second quarter of 2021.
(e)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Brokerage Acquisitions
None of the acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
The Company acquired three real estate brokerage operations through its wholly owned subsidiary, Realogy Brokerage Group, for aggregate cash consideration of $26 million and established $6 million of contingent consideration. These acquisitions resulted in goodwill of $24 million, trademarks of $2 million, other intangibles of $4 million, other assets of $12 million and other liabilities of $10 million.

Intangible Assets
Intangible assets are as follows:

	As of December 31, 2021			As of December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$989	$1,021	$2,010	$922	$1,088
Indefinite life—Trademarks (b)	$687		$687	$685		$685
Other Intangibles
Amortizable—License agreements (c)	$45	$14	$31	$45	$13	$32
Amortizable—Customer relationships (d)	456	345	111	509	376	133
Indefinite life—Title plant shares (e)	25		25	20		20
Amortizable—Other (f)	16	12	4	14	11	3
Total Other Intangibles	$542	$371	$171	$588	$400	$188
_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise brands, title and relocation tradenames which are expected to generate future cash flows for an indefinite period of time.
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
Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2021	2020	2019
Franchise agreements	$67	$67	$67
License agreements	1	1	1
Customer relationships	22	5	19
Other	4	4	6
Total	$94	$77	$93
Based on the Company’s amortizable intangible assets as of December 31, 2021, the Company expects related amortization expense to be approximately $91 million, $89 million, $89 million, $89 million, $89 million and $720 million in 2022, 2023, 2024, 2025, 2026 and thereafter, respectively.
6.    FRANCHISING AND MARKETING ACTIVITIES
Franchise fee revenue includes domestic initial franchise fees and international area development fees of $5 million, $7 million and $9 million for each of the years ended December 31, 2021, 2020 and 2019, respectively. The Company’s real estate franchisees may receive volume incentives on their royalty payments. Such annual incentives are based upon the amount of the franchisees commission income earned and paid to the Company during the calendar year. Each brand has several different annual incentive schedules currently in effect. Franchise fee revenue is recorded net of annual volume incentives provided to real estate franchisees of $87 million, $63 million and $50 million for the years ended December 31, 2021, 2020 and 2019, respectively.
The Company’s wholly-owned real estate brokerage services segment, Realogy Brokerage Group, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. Realogy Brokerage Group paid royalties to Realogy Franchise Group of $393 million, $306 million and $282 million for the years ended December 31, 2021, 2020 and 2019, respectively.
Marketing fees are generally paid by the Company’s real estate franchisees and are generally calculated based on a specified percentage of gross closed commissions earned on real estate transactions, and may be subject to certain minimum and maximum payments. Brand marketing fund revenue was $92 million, $69 million and $90 million for the years ended December 31, 2021, 2020 and 2019, respectively, which included marketing fees paid to Realogy Franchise Group from Realogy Brokerage Group of $14 million, $10 million and $11 million for the years ended December 31, 2021, 2020 and 2019, respectively. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.
The number of franchised and company owned offices in operation are as follows:

	(Unaudited) As of December 31,
	2021	2020	2019
Franchised (domestic and international):
Century 21®	14,246	13,222	11,640
ERA®	2,355	2,318	2,301
Coldwell Banker®	2,071	2,263	2,323
Coldwell Banker Commercial®	164	168	159
Sotheby’s International Realty®	986	952	962
Better Homes and Gardens® Real Estate	411	389	391
Corcoran®	122	74	—
Total Franchised	20,355	19,386	17,776
Company owned:
Coldwell Banker®	605	605	634
Sotheby’s International Realty®	41	39	37
Corcoran®	29	29	42
Total Company Owned	675	673	713
The number of franchised and company owned offices (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2021	2020	2019
Franchised (domestic and international):
Beginning balance	19,386	17,776	15,830
Additions	1,583	2,109	2,399
Terminations	(614)	(499)	(453)
Ending balance	20,355	19,386	17,776
Company owned:
Beginning balance	673	713	755
Additions	25	5	4
Closures	(23)	(45)	(46)
Ending balance	675	673	713
As of December 31, 2021, there were an insignificant number of franchise agreements that were executed for which offices are not yet operating. Additionally, as of December 31, 2021, there were an insignificant number of franchise agreements pending termination.
In order to assist franchisees in converting to one of the Company’s brands or as an incentive to renew their franchise agreement, the Company may at its discretion, provide incentives, primarily in the form of conversion notes. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts generally over the life of the franchise agreement. If the revenue performance thresholds are not met, franchisees may be required to repay a portion of the outstanding notes. The amount of such franchisee conversion notes were $164 million and $155 million at December 31, 2021 and 2020, respectively. These notes are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a contra-revenue in the statement of operations related to the forgiveness and impairment of these notes and other sales incentives of $32 million for each of the years ended December 31, 2021 and 2020 and $29 million for the year ended December 31, 2019, respectively.
7.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2021	2020
Furniture, fixtures and equipment	$166	$188
Capitalized software	463	444
Finance lease assets	78	80
Building and leasehold improvements	295	300
Land	3	3
Gross property and equipment	1,005	1,015
Less: accumulated depreciation	(695)	(698)
Property and equipment, net	$310	$317
The Company recorded depreciation expense related to property and equipment of $110 million, $109 million and $102 million for the years ended December 31, 2021, 2020 and 2019, respectively.
8.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	December 31,
	2021	2020
Accrued payroll and related employee costs	$284	$239
Advances from clients	31	65
Accrued volume incentives	60	46
Accrued commissions	49	48
Restructuring accruals	10	16
Deferred income	59	46
Accrued interest	42	18
Current portion of finance lease liabilities	11	13
Due to former parent	19	19
Other	101	90
Total accrued expenses and other current liabilities	$666	$600

9.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2021	2020
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$—
Term Loan B Facility	—	1,036
Term Loan A Facility	231	681
7.625% Senior Secured Second Lien Notes	542	540
4.875% Senior Notes	406	406
9.375% Senior Notes	545	544
5.75% Senior Notes	898	—
0.25% Exchangeable Senior Notes	328	—
Total Short-Term & Long-Term Debt	$2,950	$3,207
Securitization Obligations:
Apple Ridge Funding LLC	$116	$102
Cartus Financing Limited	2	4
Total Securitization Obligations	$118	$106
Indebtedness Table
As of December 31, 2021, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Senior Secured Credit Facility (1)	(2)	(2)	$—	$ *	$—
Term Loan A Facility	(2)	(2)	232	1	231
Senior Secured Second Lien Notes (3) (4)	7.625%	June 2025	550	8	542
Senior Notes (3)	4.875%	June 2023	407	1	406
Senior Notes (3) (4)	9.375%	April 2027	550	5	545
Senior Notes (3)	5.75%	January 2029	900	2	898
Exchangeable Senior Notes (5)	0.25%	June 2026	403	75	328
Total Short-Term & Long-Term Debt			$3,042	$92	$2,950
Securitization obligations: (6)
Apple Ridge Funding LLC		June 2022	$116	$ *	$116
Cartus Financing Limited		September 2022	2	*	2
Total Securitization Obligations			$118	$—	$118
_______________

*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)The Senior Secured Credit Facility includes a $1,425 million Revolving Credit Facility which includes a $125 million letter of credit sub-facility, and, until its repayment in full in September 2021, a Term Loan B Facility. As of December 31, 2021, there were no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit. On February 23, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit.
(2)See below under the header "Senior Secured Credit Agreement and Term Loan A Agreement" for additional information.
(3)See below under the header "Senior Secured Second Lien Notes" and "Unsecured Notes" for additional information.
(4)In the first quarter of 2022, the Company issued $1,000 million 5.25% Senior Notes due 2030 and used net proceeds, together with cash on hand, to redeem in full both the outstanding 9.375% Senior Notes due 2027 and the 7.625% Senior Secured Second Lien Notes due 2025. See Note 19, "Subsequent Events", for a description of these transactions.

(5)See below under the header "Exchangeable Senior Notes" for additional information.
(6)See below under the header "Securitization Obligations" for additional information.
Maturities Table
As of December 31, 2021, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

Year	Amount
2022 (a)	$10
2023	423
2024	22
2025	734
2026	403
_______________

(a)The current portion of long-term debt of $10 million shown on the Consolidated Balance Sheets consists of four quarters of 2022 amortization payments for the Extended Term Loan A. There were no outstanding borrowings under the Revolving Credit Facility as of December 31, 2021, however any amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities.
Senior Secured Credit Agreement and Term Loan A Agreement
The Company’s Amended and Restated Credit Agreement dated as of March 5, 2013 (as amended, amended and restated, modified or supplemented from time to time, the "Senior Secured Credit Agreement") governs its senior secured revolving credit facility (the "Revolving Credit Facility") and, until its repayment in full in September 2021, its term loan B facility (the "Term Loan B Facility", and collectively with the Revolving Credit Facility, the "Senior Secured Credit Facility") and the Company's Term Loan A Agreement dated as of October 23, 2015 (as amended, amended and restated, modified or supplemented from time to time, the "Term Loan A Agreement") governs its senior secured term loan A credit facility (the "Term Loan A Facility").
In January 2021, Realogy Group entered into amendments to the Senior Secured Credit Agreement, referred to collectively herein as the "2021 Amendments", which among other things extended the maturity of a portion of the outstanding loans under the Term Loan A Facility (the "Extended Term Loan A") and a portion of the commitments under the Revolving Credit Facility (the "Extended Revolving Credit Commitment"), in each case from February 2023 to February 2025, provided that if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025, the maturity date of the Extended Term Loan A and Extended Revolving Credit Commitment will be March 2, 2023.
In 2021, the Company repaid all of the remaining Non-extended Term Loan A and the Term Loan B Facility:

Reporting Period	Amount Paid	Debt Instrument	Source of Funds
Q1 2021	$250 million	Term Loan A Facility	Issuance in the aggregate of $900 million of 5.75% Senior Notes
	$655 million	Term Loan B Facility
Q2 2021	$150 million	Term Loan B Facility	Cash on hand
Q3 2021	$197 million	Term Loan A Facility	Cash on hand
	$238 million	Term Loan B Facility
Senior Secured Credit Facility
The Senior Secured Credit Facility includes a $1,425 million Revolving Credit Facility which includes a $125 million letter of credit sub-facility. The Revolving Credit Facility includes available capacity under the Non-extended Revolving Credit Commitment of $477 million and available capacity under the Extended Revolving Credit Commitment of $948 million. The Non-extended Revolving Credit Commitment expires in February 2023 and, subject to the earlier springing maturity described above, the Extended Revolving Credit Commitment expires in February 2025.

The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Realogy Group's option, adjusted London Interbank Offering Rate ("LIBOR") or JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended December 31, 2021.
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
Realogy Group's Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Realogy Group maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the securitization obligations or our unsecured indebtedness, including the Unsecured Notes and the Exchangeable Senior Notes. At December 31, 2021, Realogy Group was in compliance with the senior secured leverage ratio covenant.
Term Loan A Facility
The term loans under the Term Loan A Facility were originally $750 million. In September 2021, the Company repaid the Non-extended Term Loan A due February 2023 in full. The Extended Term Loan A due February 2025, subject to the earlier springing maturity described above, provides for quarterly amortization based on a percentage of the original principal amount of $237 million, which commenced on June 30, 2021, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025. No amortization payments were required on the Non-extended Term Loan A.
The interest rates with respect to the Term Loan A Facility are determined in the same manner as under the Senior Secured Credit Agreement.
The Term Loan A Agreement contains covenants that are substantially similar to those in the Senior Secured Credit Agreement.
Senior Secured Second Lien Notes
In the first quarter of 2022, the Company redeemed in full the outstanding 7.625% Senior Secured Second Lien Notes due 2025 using net proceeds, together with cash on hand, from its issuance of 5.25% Senior Notes due 2030. The 7.625% Senior Secured Second Lien Notes were paid at a redemption price of 100% plus the applicable "make whole" premium (as determined pursuant to the indenture governing the 7.625% Senior Secured Second Lien Notes due 2025), together with accrued interest to the redemption date. The 7.625% Senior Secured Second Lien Notes were scheduled to mature on June 15, 2025 and interest was payable semiannually on June 15 and December 15 of each year. See Note 19, "Subsequent Events", for a description of these transactions.

The 7.625% Senior Secured Second Lien Notes were guaranteed on a senior secured second priority basis by Realogy Intermediate and each domestic subsidiary of Realogy Group, other than certain excluded entities, that is a guarantor under its Senior Secured Credit Facility and Term Loan A Facility and certain of its outstanding debt securities. The 7.625% Senior Secured Second Lien Notes were also guaranteed by Realogy Holdings on an unsecured senior subordinated basis. The 7.625% Senior Secured Second Lien Notes were secured by substantially the same collateral as Realogy Group's existing first lien obligations under its Senior Secured Credit Facility and Term Loan A Facility on a second priority basis.
The indentures governing the 7.625% Senior Secured Second Lien Notes contained various covenants that limit the ability of Realogy Intermediate, Realogy Group and Realogy Group's restricted subsidiaries to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants were substantially similar to the covenants in the indenture governing the 9.375% Senior Notes due 2027, as described under Unsecured Notes below.
Unsecured Notes
The 4.875% Senior Notes, 9.375% Senior Notes and 5.75% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Realogy Group.
In the first quarter of 2022, the Company redeemed in full the outstanding 9.375% Senior Notes using net proceeds, together with cash on hand, from its issuance of 5.25% Senior Notes due 2030. The 9.375% Senior Notes were paid at a redemption price of 100% plus the applicable "make whole" premium (as determined pursuant to the indenture governing the 9.375% Senior Notes due 2027), together with accrued interest to the redemption date. The 9.375% Senior Notes were scheduled to mature on April 1, 2027 and interest was payable semi-annually on April 1 and October 1 of each year. See Note 19, "Subsequent Events", for a description of these transactions.
The 4.875% Senior Notes mature on June 1, 2023 and the 5.75% Senior Notes mature on January 15, 2029 with interest on such notes payable each year semiannually on June 1 and December 1 for the 4.875% Senior Notes and on January 15 and July 15 for the 5.75% Senior Notes.
The Company may redeem all or a portion of the 4.875% Senior Notes or 5.75% Senior Notes, as applicable, at the redemption price set forth in the applicable indenture governing such notes, commencing on March 1, 2023 and January 15, 2024, respectively. Prior to those dates, the Company may redeem the applicable notes at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes redeemed plus a "make-whole" premium as set forth in the applicable indenture governing such notes. In addition, with respect to the 5.75% Senior Notes, prior to the dates noted above, the Company may redeem up to 40% of the notes from the proceeds of certain equity offerings as set forth in the applicable indenture governing such notes.
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Realogy Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Realogy Group's outstanding debt securities, and are guaranteed by Realogy Holdings on an unsecured senior subordinated basis.
The indenture governing the Unsecured Notes contain various negative covenants that limit Realogy Group's and its restricted subsidiaries' ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants include limitations on Realogy Group's and its restricted subsidiaries' ability to (a) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, (b) pay dividends or make distributions to their stockholders, (c) repurchase or redeem capital stock, (d) make investments or acquisitions, (e) incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments to Realogy Group, (f) enter into transactions with affiliates, (g) create liens, (h) merge or consolidate with other companies or transfer all or substantially all of their assets, (i) transfer or sell assets, including capital stock of subsidiaries and (j) prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes.
The 5.75% Senior Notes and the 9.375% Notes generally contain tighter negative covenants compared to the 4.875% notes, including with respect to share repurchases and dividend payments. Specifically, with respect to these notes: (a) neither the cumulative credit basket (nor any other basket) is available to repurchase shares to the extent the consolidated leverage ratio is equal to or greater than 4.0 to 1.0 on a pro forma basis giving effect to such repurchase; (b) the cumulative credit basket for which restricted payments may otherwise be available is equal to 50% of Consolidated Net Income (as defined in such indenture) for the period (taken as one accounting period) from January 1, 2019 to the end of the most recently ended fiscal quarter for which internal financial statements are available at the time of any such restricted payment; provided however, that, to the extent the Consolidated Leverage Ratio is equal to or greater than 4.0 to 1.0, then 25% of the Consolidated Net Income for the aforementioned period will be included; (c) the consolidated leverage ratio must be less than 3.0 to 1.0 to use the unlimited general restricted payment basket (which payments will reduce the cumulative credit basket, but not below zero); (d) the $100 million general restricted payment basket may be used only for Restricted Investments (as defined in such indenture); and (e) a restricted payment basket is available for up to $45 million of dividends per calendar year (with any actual dividends deducted from the available cumulative credit basket).
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt (excluding securitizations) by the trailing twelve-month EBITDA. EBITDA, as defined in the applicable indentures governing the Unsecured Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indenture governing the 5.75% Senior Notes is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
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
The Exchangeable Senior Notes will be redeemable, in whole or in part (subject to a partial redemption limitation described in the indenture governing the notes), at Realogy Group's option at any time, and from time to time, on or after June 20, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date it sends the related redemption notice; and (2) the trading day immediately before the date it sends such notice. In addition, calling any Exchangeable Senior Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that note, in which case the exchange rate applicable to the exchange of that note will be increased in certain circumstances if it is exchanged with an exchange date occurring during the period from, and including, the date Realogy Group sends the redemption notice to, and including, the second business day immediately before the related redemption date.
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Exchangeable Senior Notes) of the Company occur, then noteholders may require Realogy Group to repurchase their Exchangeable Senior Notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes, among other things, certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
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
The difference between the principal amount of the Exchangeable Senior Notes and the liability component, inclusive of issuance costs, represents the debt discount, which the Company amortizes to interest expense over the term of the Exchangeable Senior Notes using an effective interest rate of 4.375%. The Company recognized non-cash interest expense of $8 million related to the Exchangeable Senior Notes since issuance in the second quarter of 2021.
The Exchangeable Senior Notes consisted of the following components as of December 31, 2021:

December 31, 2021
Liability component:
Principal	$403
Less: debt discount and issuance costs, net of amortization	75
Net carrying amount	$328

Equity component: (*)	$53
_______________
(*)     Included in additional paid-in capital on the Consolidated Balance Sheets. See header "Recently Issued Accounting Pronouncements" in Note 2, "Summary of Significant Accounting Policies", related to the January 1, 2022 adoption of the new standard on "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity" which eliminates the equity component.
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

At issuance, the Company recorded a deferred tax liability of $20 million related to the Exchangeable Senior Notes debt discount and a deferred tax asset of $18 million related to the exchangeable note hedge transactions. The deferred tax liability and deferred tax asset are recorded net within deferred income taxes in the Consolidated Balance Sheets.
Securitization Obligations
Realogy Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2022. As of December 31, 2021, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $116 million being utilized leaving $84 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
As of December 31, 2021, Realogy Group has, through a special purpose entity known as Cartus Financing Limited, agreements providing for a £5 million revolving loan facility (with the ability to increase up to £10 million) and a £5 million working capital facility, which expire in September 2022. As of December 31, 2021, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program with $2 million of outstanding borrowings under the facilities leaving $18 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. In January 2022, the program was amended and the revolving loan facility was reduced from £5 million to £2 million.
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
The Apple Ridge program has restrictive covenants and trigger events, the occurrence of which could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of the Company's relocation services.
Certain of the funds that Realogy Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $132 million and $135 million of underlying relocation receivables and other related relocation assets at December 31, 2021 and 2020, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under these facilities amounted to $4 million and $5 million for the years ended December 31, 2021 and 2020, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.1% and 3.5% for the years ended December 31, 2021 and 2020, respectively.
Loss/Gain on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in January and February 2021, the pay down of $150 million of outstanding borrowings under the Term Loan B Facility in April 2021 and the pay downs of the Non-extended Term Loan A and the Term Loan B Facility in September 2021, the Company recorded losses on the early extinguishment of debt of $21 million and wrote off certain financing costs of $1 million to interest expense, during the year ended December 31, 2021.
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

10.    EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
The Company’s defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. The net periodic pension cost for 2021 was zero and was comprised of interest cost of approximately $3 million and the amortization of the actuarial net loss of $3 million, offset by a benefit of $6 million for the expected return on assets. The net periodic pension cost for 2020 was $1 million and was comprised of interest cost of approximately $4 million and the amortization of the actuarial net loss of $3 million, offset by a benefit of $6 million for the expected return on assets.
At December 31, 2021 and 2020, the accumulated benefit obligation of this plan was $137 million and $148 million, respectively, and the fair value of the plan assets were $116 million and $109 million, respectively, resulting in an unfunded accumulated benefit obligation of $21 million and $39 million, respectively, which is recorded in Other current and non-current liabilities in the Consolidated Balance Sheets.
Estimated future benefit payments as of December 31, 2021 are as follows:

Year	Amount
2022	$9
2023	9
2024	9
2025	9
2026	9
2027 through 2031	43
The minimum funding required during 2022 is estimated to be $2 million.
The following table presents the fair values of plan assets by category as of December 31, 2021:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity securities	—	64	—	64
Fixed income securities	—	49	—	49
Total	$3	$113	$—	$116
The following table presents the fair values of plan assets by category as of December 31, 2020:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity securities	—	56	—	56
Fixed income securities	—	51	—	51
Total	$2	$107	$—	$109
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. The related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $4 million and $5 million at December 31, 2021 and 2020, respectively.

DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain of its eligible employees an opportunity to accumulate funds for retirement and has a Company match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $20 million, $10 million and $17 million for the years ended December 31, 2021, 2020 and 2019, respectively.
11.    INCOME TAXES
The components of pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Domestic	$486	$(449)	$(171)
Foreign	(3)	(11)	—
Pretax income (loss)	$483	$(460)	$(171)
The components of income tax expense (benefit) consisted of the following:

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$29	$(5)	$3
State	30	13	7
Foreign	2	2	1
Total current	61	10	11
Deferred:
Federal	70	(66)	4
State	2	(48)	(1)
Foreign	—	—	—
Total deferred	72	(114)	3
Income tax expense (benefit)	$133	$(104)	$14
A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 21% to the actual expense was as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal tax benefits	6	3	6
Discontinued operations—establishment/reversal of deferred tax liability (a)	—	10	(26)
Non-deductible equity compensation	1	(2)	(4)
Non-deductible executive compensation	1	(1)	(1)
Goodwill impairment	—	(7)	(3)
Meals & entertainment	—	—	(1)
Net change in valuation allowance	—	(1)	—
Other permanent differences	(1)	—	—
Effective tax rate	28%	23%	(8)%
_______________
(a)This item reflects the tax impact from the 2019 recognition of gain on the pending sale of Cartus Relocation Services (previously recorded in discontinued operations) and the 2020 de-recognition of that gain.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities are as follows:

	December 31,
	2021	2020
Deferred income tax assets:
Net operating loss carryforwards	$45	$124
Tax credit carryforwards	27	26
Accrued liabilities and deferred income	91	88
Operating leases	147	151
Minimum pension obligations	15	19
Provision for doubtful accounts	9	9
Liability for unrecognized tax benefits	1	1
Interest rate swaps	12	21
Other	2	—
Total deferred tax assets	349	439
Less: valuation allowance	(20)	(21)
Total deferred income tax assets after valuation allowance	329	418
Deferred income tax liabilities:
Depreciation and amortization	546	553
Operating leases	119	119
Prepaid expenses	9	9
Basis difference in investment in joint ventures	7	11
Other	1	1
Total deferred tax liabilities	682	693
Net deferred income tax liabilities	$(353)	$(275)
The net deferred income tax liability of $353 million as of December 31, 2021 is included in the accompanying Consolidated Balance Sheets in deferred income taxes (non-current liabilities). The net deferred income tax liability of $275 million as of December 31, 2020 is included in the accompanying Consolidated Balance Sheets with $276 million in deferred income taxes (non-current liabilities) and $1 million in other non-current assets.
As of December 31, 2021, the Company’s deferred tax asset for net operating loss carryforwards is primarily related to certain state net operating loss carryforwards that expire between 2025 and 2035.
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2021, the Company’s gross liability for unrecognized tax benefits was $17 million, of which $16 million would affect the Company’s effective tax rate, if recognized. The Company does not expect that its unrecognized tax benefits will significantly change over the next twelve months.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations.  Tax returns for the 2006 through 2021 tax years remain subject to examination by federal and certain state tax authorities.  In significant foreign jurisdictions, tax returns for the 2016 through 2021 tax years generally remain subject to examination by their respective tax authorities.  The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $1 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next twelve months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company did not recognize a change of interest expense for the years ended December 31, 2021, 2020 and 2019.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2019	$20
Gross increases—tax positions in prior periods	1
Reduction due to lapse of statute of limitations	(1)
Unrecognized tax benefits—December 31, 2019	20
Reduction due to lapse of statute of limitations	(1)
Unrecognized tax benefits—December 31, 2020	19
Settlements	(1)
Reduction due to lapse of statute of limitations	(1)
Unrecognized tax benefits—December 31, 2021	$17
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
12.    RESTRUCTURING COSTS
Restructuring charges for the years ended December 31, 2021, 2020 and 2019 were $17 million, $67 million and $52 million, respectively. The components of the restructuring charges for the years ended December 31, 2021, 2020 and 2019 were as follows:

	Years Ended December 31,
	2021	2020	2019
Personnel-related costs (1)	$6	$20	$33
Facility-related costs (2)	11	47	18
Other restructuring costs (3)	—	—	1
Total restructuring charges (4)	$17	$67	$52
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

(4)Restructuring charges for the years ended December 31, 2020 and 2019 include $65 million and $47 million, respectively, of expense related to the Facility and Operational Efficiencies Program and $2 million and $5 million, respectively, of expense related to prior restructuring programs.
Facility and Operational Efficiencies Program
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. These included office consolidation, workforce optimization, reduced headcount and the transformation and centralization of certain aspects of the operational support. Furthermore, the Company implemented changes in how it serves its affiliated independent sales agents from a marketing and technology perspective to help such agents be more productive and enable them to make their businesses more profitable.
During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment and many of the Company's employees continue to work remotely on a full-time or hybrid basis. This transition to remote work has allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented in the second half of 2020 and beyond. In 2020, the Company began planning the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub, which is slated for completion in 2022. As a result, the Company impaired approximately 44% of the space (approximately 120,000 square feet) in 2020 and expects to impair another 15% during 2022.
The following is a reconciliation of the beginning and ending reserve balances related to the Facility and Operational Efficiencies Program:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2020	$5	$22	$27
Restructuring charges (1)	6	11	17
Costs paid or otherwise settled	(10)	(16)	(26)
Balance at December 31, 2021	$1	$17	$18
_______________
(1)In addition, the Company incurred an additional $2 million of facility-related costs for lease asset impairments in connection with the Facility and Operational Efficiencies Program during the year ended December 31, 2021.
The following table shows the total costs currently expected to be incurred by type of cost related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred (1)	Amount incurred to date	Total amount remaining to be incurred (1)
Personnel-related costs	$59	$56	$3
Facility-related costs	110	72	38
Other restructuring costs	1	1	—
Total	$170	$129	$41
_______________
(1)Facility-related costs include potential lease asset impairments to be incurred under the Facility and Operational Efficiencies Program.
The following table shows the total costs currently expected to be incurred by reportable segment related to the Facility and Operational Efficiencies Program:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Realogy Franchise Group	$33	$33	$—
Realogy Brokerage Group	85	67	18
Realogy Title Group	6	6	—
Corporate and Other	46	23	23
Total	$170	$129	$41

13.    STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards to certain senior management members, employees and directors including non-qualified stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
The Company's stockholders approved the Amended and Restated 2018 Long-Term Incentive Plan (the "2018 Plan") at the 2021 Annual Meeting of Stockholders held on May 5, 2021 increasing the number of shares authorized for issuance under that plan by 3 million shares. Under the 2018 Plan, a total of 9 million shares were authorized for issuance and as of December 31, 2021, there are approximately 4.4 million shares available for future grants.
The form of equity award agreements includes a retirement provision for equity grants which provide for continued vesting of awards once an employee has attained the age of 65 years, or 55 years of age or older plus at least ten years of tenure with the Company, provided they have been employed or provided services to the Company for one year following the date of grant or start of the performance period.
Historically, equity awards granted annually generally included a mix of RSUs, PSUs and options. However in 2020, the Company shifted away from granting options, limited equity awards to a small group of executives and granted other key employees cash-based awards, including cash-based RSUs.
RSUs granted vest over three years, with 33.33% vesting on each anniversary of the grant date. The fair value of RSUs is equal to the closing sale price of the Company's common stock on the date of grant. During 2021, the Company granted restricted stock unit awards related to 1 million shares with a weighted average grant date fair value of $14.57 which includes shares granted to certain executives in February 2021 and directors in May 2021. There were 2.2 million shares underlying share-settled RSUs outstanding at December 31, 2021 with a weighted average grant date fair value of $13.66.
PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period which begins January 1st of the grant year and ends on December 31st of the third year following the grant year. These awards are measured according to two metrics: one is based upon the total stockholder return of Realogy's common stock relative to the total stockholder return of the S&P MidCap 400 index (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The payout under each PSU award is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award) and will be distributed during the first quarter after the end of the performance period. The fair value of PSU awards without a market condition is equal to the closing sale price of the Company's common stock on the date of grant and the fair value of the RTSR awards is estimated on the date of grant using the Monte Carlo Simulation method. In February 2021, the Company granted performance stock unit awards related to 0.6 million shares with a weighted average grant date fair value of $11.55 to certain executives. There were 2.3 million shares outstanding at December 31, 2021 with a weighted average grant date fair value of $10.77.
Stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant. The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. There were 3.0 million options outstanding at December 31, 2021 with a weighted average exercise price of $25.93, including 2.5 million exercisable, which have an intrinsic value of $1 million and a weighted average remaining contractual life of 3.3 years. The Company has not granted options since 2019 and forfeiture and exercise activity was immaterial for the year ended December 31, 2021.
Stock-Based Compensation Expense
As of December 31, 2021, based on current performance achievement expectations, there was $21 million of unrecognized compensation cost related to incentive equity awards under the plans which would be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.6 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $29 million, $39 million and $30 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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
•that the Company is vicariously or jointly liable for the conduct of individuals or entities traditionally outside of our control, including franchisees and independent sales agents, under joint employer claims or other theories of actual or apparent agency;
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
Other ordinary court legal proceedings that may arise from time to time include those related to commercial arrangements, indemnification (under contract or common law), franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, claims under the False Claims Act (or similar state laws), consumer lending and debt collection law claims, employment law claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto, state auction law, and violations of similar laws in countries where we operate around the world with respect to any of the foregoing.
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
In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff's amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. In January 2021, the plaintiff filed a notice of appeal of the Court’s order granting the demurrer and filed its brief in support of the appeal on June 28, 2021. On October 28, 2021, Century 21 and Century 21 M&M filed their appellate brief in opposition to plaintiff’s appeal and on January 14, 2022, plaintiff filed its reply brief in support of the appeal. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
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
In the amended Moehrl complaint, the plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or to otherwise restrict competition among buyer brokers, an award of damages and/or restitution, attorneys fees and costs of suit. In October 2019, the Department of Justice ("DOJ") filed a statement of interest for this matter, in their words “to correct the inaccurate portrayal, by defendant The National Association of Realtors (‘NAR’), of a 2008 consent decree between the United States and NAR.” A motion to appoint lead counsel in the case was granted on an interim basis by the Court in May 2020. In October 2020, the Court denied the separate motions to dismiss filed in August 2019 by each of NAR and the Company (together with the other defendants named in the amended Moehrl complaint). Plaintiffs filed their motion for class certification on February 23, 2022. Discovery between the plaintiffs and defendants is ongoing.

Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a putative class action complaint filed on April 29, 2019 and amended on June 21, 2019 against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. The complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Moehrl litigation. The Sitzer litigation is limited both in allegations and relief sought to the State of Missouri and includes an additional cause of action for alleged violation of the Missouri Merchandising Practices Act, or MMPA. On August 22, 2019, the Court denied defendants' motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois and on October 16, 2019, denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the DOJ filed a statement of interest and appearances for this matter for the same purpose stated in the Moehrl matter. In July 2020, the DOJ requested the Company provide it with all materials produced for Sitzer, with such request related to and preceding the subsequent civil lawsuit filed and related settlement agreement between the DOJ and NAR in November 2020. In July 2021, the DOJ filed a notice of withdrawal of consent to its November 2020 proposed consent decree with NAR and submitted an additional request to the Company for any supplemental materials produced in Sitzer. Plaintiffs filed their motion for class certification on May 24, 2021 and on June 30, 2021, filed a second amended complaint limiting the class definition to home sellers who used a listing broker affiliated with one of the defendants, among other things. Defendants filed their oppositions to the motion for class certification on November 12, 2021. Discovery between the plaintiffs and defendants is ongoing.
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
Bauman, Bauman and Nosalek v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020, wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl, Sitzer and Rubenstein matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service that is owned by realtors, including in part by one of Realogy’s company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. On December 10, 2021, the Court denied the motion to dismiss filed in March 2021 by the Company (together with the other defendants named in the complaint).
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
The due to former parent balance was $19 million at both December 31, 2021 and 2020. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $601 million and $585 million at December 31, 2021 and 2020, respectively. These escrow and trust deposits are not assets of the Company and, therefore, are excluded from the accompanying Consolidated Balance Sheets. However, the Company remains contingently liable for the disposition of these deposits.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2021 are approximately $153 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Operations Corporation from 2009 through 2058 for the licensing of the Better Homes and Gardens® Real Estate brand. The annual minimum fee was approximately $4 million in 2021 and will generally remain the same thereafter.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2021 are as follows:

Year	Amount
2022	$82
2023	35
2024	31
2025	20
2026	10
Thereafter	202
Total	$380
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
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. The maximum potential amount of future payments that the Company would be required to make under such guarantees is approximately $11 million. The Company would only be required to pay this maximum amount if none of the franchisees attended the planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.

Insurance and Self-Insurance
At December 31, 2021 and 2020, the Consolidated Balance Sheets include approximately $41 million and $39 million, respectively, of liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within Realogy Brokerage Group and (ii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. Realogy Brokerage Group carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Realogy Holdings Corp. and its subsidiaries for errors made for real estate related services up to $45 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to Realogy Brokerage Group creating an aggregate limit of $60 million, subject to Realogy Brokerage Group's deductible of $1 million per occurrence.
The Company, through its appropriately licensed subsidiaries within Realogy Title Group, issues title insurance policies which provide coverage for real property to mortgage lenders and buyers of real property. When a subsidiary within Realogy Title Group is acting as a title agent issuing a policy on behalf of an underwriter, assuming no negligence on the part of the title agent, such subsidiary is not liable for losses under those policies but rather the title insurer is typically liable for such losses. The Company's title insurance underwriter, Title Resources Guaranty Company, typically underwrites title insurance policies of up to $1.5 million. For policies in excess of $1.5 million, the title insurance underwriter may obtain a reinsurance policy to reinsure the excess amount. The Company, as an underwriter, manages our claims losses through strict agent vetting, clear underwriting guidelines, training and frequent communications with our agents.
Fraud, defalcation and misconduct by employees are also risks inherent in the business. The Company is the custodian of cash deposited by customers with specific instructions as to its disbursement from escrow, trust and account servicing files. The Company maintains fidelity insurance covering the loss or theft of funds of up to $30 million per occurrence, subject to a deductible of $1 million per occurrence.
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $13 million and $12 million for December 31, 2021 and 2020, respectively.
15.    EQUITY
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2019	$(8)	$(44)		$(52)
Other comprehensive loss before reclassifications	—	(8)		(8)
Amounts reclassified from accumulated other comprehensive loss	—	2	(3)	2
Income tax benefit	—	2		2
Current period change	—	(4)		(4)
Balance at December 31, 2019	(8)	(48)		(56)
Other comprehensive loss before reclassifications	—	(6)		(6)
Amounts reclassified from accumulated other comprehensive loss	—	2	(3)	2
Income tax benefit	—	1		1
Current period change	—	(3)		(3)
Balance at December 31, 2020	(8)	(51)		(59)
Other comprehensive (loss) income before reclassifications	(1)	10		9
Amounts reclassified from accumulated other comprehensive loss	—	3	(3)	3
Income tax expense	—	(3)		(3)
Current period change	(1)	10		9
Balance at December 31, 2021	$(9)	$(41)		$(50)

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
(2)As of December 31, 2021, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.
(3)These amounts represent the amortization of actuarial loss to periodic pension cost and were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.
Dividend Policy
The Company paid quarterly cash dividends of $0.09 per share of its common stock from the third quarter of 2016 through the third quarter of 2019. In November 2019, the Company's Board of Directors determined that, effective immediately, it will no longer pay a dividend. The Company returned a total of $31 million to stockholders in cash dividends during the year ended December 31, 2019.
Realogy Group Statements of Equity for the years ended December 31, 2021, 2020 and 2019
Total equity for Realogy Group equals that of Realogy Holdings, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Realogy Group for each of the three years ended December 31, 2021, 2020 and 2019.

	Realogy Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2019	—	$—	$4,870	$(2,507)	$(52)	$4	$2,315
Net (loss) income	—	—	—	(188)	—	3	(185)
Other comprehensive loss	—	—	—	—	(4)	—	(4)
Repurchase of Common Stock	—	—	(20)	—	—	—	(20)
Stock-based compensation	—	—	24	—	—	—	24
Dividends	—	—	(31)	—	—	(3)	(34)
Balance at December 31, 2019	—	$—	$4,843	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(360)	—	4	(356)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	34	—	—	—	34
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	—	$—	$4,877	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	343	—	7	350
Other comprehensive income	—	—	—	—	9	—	9
Contributions from Realogy Holdings	—	—	51	—	—	—	51
Stock-based compensation	—	—	20	—	—	—	20
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	—	$—	$4,948	$(2,712)	$(50)	$6	$2,192

16.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Realogy Holdings
Basic earnings (loss) per common share is computed based on net income (loss) attributable to Realogy Holdings stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares includes shares the Company could be obligated to issue from its Exchangeable Senior Notes and warrants if dilutive (see Note 9, "Short and Long-Term Debt", for further discussion) and stock-based compensation awards (see Note 13, "Stock-Based Compensation", for further discussion). For purposes of computing diluted earnings (loss) per common share, weighted average common shares do not include potentially dilutive common shares if their effect is anti-dilutive. As such, shares the Company could be obligated to issue from its stock options, warrants and Exchangeable Senior Notes are excluded from the earnings (loss) per share calculation if the exercise or exchangeable price exceeds the average market price of common shares. The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Year Ended December 31,
(in millions, except per share data)	2021	2020	2019
Numerator:
Net income (loss) attributable to Realogy Holdings shareholders	$343	$(360)	$(188)
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	116.4	115.2	114.2
Dilutive effect of stock-based compensation awards (a) (b)	3.8	—	—
Dilutive effect of Exchangeable Senior Notes and warrants (c)	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	120.2	115.2	114.2
Earnings (loss) per share attributable to Realogy Holdings shareholders:
Basic earnings (loss) per share	$2.95	$(3.13)	$(1.65)
Diluted earnings (loss) per share	$2.85	$(3.13)	$(1.65)
_______________
(a)The year ended December 31, 2021 excludes 3.7 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
(b)The Company was in a net loss position for the years ended December 31, 2020 and December 31, 2019, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
(c)Shares to be provided to the Company from the exchangeable note hedge transactions purchased concurrently with its issuance of Exchangeable Senior Notes in June 2021 are anti-dilutive and therefore they are not treated as a reduction to its dilutive shares.
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
In the first quarter of 2019, the Company repurchased and retired 1.2 million shares of common stock for $20 million at a weighted average market price of $17.21 per share, but has not repurchased any shares under a share repurchase program since such time.

17.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
RISK MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through senior secured debt. At December 31, 2021, the Company's primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on variable rate borrowings of Revolving Credit Facility under the Senior Secured Credit Facility and the Term Loan A Facility. At December 31, 2021, the Company had variable interest rate long-term debt, which was based on LIBOR, from the outstanding Term Loan A Facility of $232 million, excluding $118 million of securitization obligations.
The Company has interest rate swaps with an aggregate notional value of $1,000 million to manage a portion of the Company's exposure to changes in interest rate associated with variable rate borrowings. The fixed interest rates on the swaps range from 2.07% to 3.11%. Although the Company has entered into these interest rate swaps, involving the exchange of floating for fixed rate interest payments, such interest rate swaps do not eliminate interest rate volatility for all of the Company's variable rate indebtedness at December 31, 2021. In addition, the fair value of the interest rate swaps is also subject to movements in LIBOR and will fluctuate in future periods.  The Company has recognized a liability of $46 million for the fair value of the interest rate swaps at December 31, 2021.  Therefore, an increase in the LIBOR yield curve could increase the fair value of the interest rate swaps and decrease interest expense.
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
As of December 31, 2021, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
Realogy Brokerage Group operates real estate brokerage offices located in and around large metropolitan areas in the U.S. Realogy Brokerage Group has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2021, Realogy Brokerage Group generated approximately 25% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida. For the year ended December 31, 2020, Realogy Brokerage Group generated approximately 24% of its revenues from California, 20% from the New York metropolitan area and 11% from Florida. For the year ended December 31, 2019, Realogy Brokerage Group generated approximately 25% of its revenues from California, 22% from the New York metropolitan area and 10% from Florida.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of December 31, 2021, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2021	December 31, 2020
Interest rate swap contracts	Other current and non-current liabilities	46	81
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss or (Gain) Recognized for Derivative Instruments	Loss or (Gain) Recognized on Derivatives
		Year Ended December 31,
		2021	2020	2019
Interest rate swap contracts	Interest expense	$(14)	$51	$39
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
The following table summarizes fair value measurements by level at December 31, 2021 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other current and non-current liabilities)	—	46	—	46
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	9	9

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2020	$3
Additions: contingent consideration related to acquisitions completed during the period	7
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at December 31, 2021	$9
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2021		December 31, 2020
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Senior Secured Credit Facility:
Revolving Credit Facility	$—	$—	$—	$—
Term Loan B Facility	—	—	1,048	1,032
Term Loan A Facility	232	231	684	671
7.625% Senior Secured Second Lien Notes	550	583	550	595
4.875% Senior Notes	407	418	407	415
9.375% Senior Notes	550	596	550	609
5.75% Senior Notes	900	923	—	—
0.25% Exchangeable Senior Notes	403	399	—	—
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

	Revenues (a)
	Year Ended December 31,
	2021	2020	2019
Realogy Franchise Group	$1,249	$1,059	$1,158
Realogy Brokerage Group	6,189	4,742	4,409
Realogy Title Group	952	736	596
Corporate and Other (b)	(407)	(316)	(293)
Total Company	$7,983	$6,221	$5,870
_______________
(a)Transactions between segments are eliminated in consolidation. Revenues for Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $407 million, $316 million and $293 million for the years ended December 31, 2021, 2020 and 2019, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the tables below is a reconciliation of Net income (loss) to Operating EBITDA and Operating EBITDA presented by reportable segment for the years ended December 31, 2021, 2020 and 2019:

	Year Ended December 31,
	2021	2020	2019
Net income (loss) attributable to Realogy Holdings and Realogy Group	$343	$(360)	$(188)
Income tax expense (benefit)	133	(104)	14
Income (loss) before income taxes	476	(464)	(174)
Add: Depreciation and amortization	204	186	195
Interest expense, net	190	246	250
Restructuring costs, net (a)	17	67	52
Impairments (b)	4	682	271
Former parent legacy cost, net (c)	1	1	1
Loss (gain) on the early extinguishment of debt (c)	21	8	(5)
Gain on the sale of business, net (d)	(11)	—	—
Operating EBITDA	$902	$726	$590

	Operating EBITDA
	Year Ended December 31,
	2021	2020	2019
Realogy Franchise Group	$751	$594	$616
Realogy Brokerage Group	109	48	4
Realogy Title Group	200	226	68
Corporate and Other (c)(e)	(158)	(142)	(98)
Total Company	$902	$726	$590
______________
(a)The year ended December 31, 2021 includes restructuring charges of $5 million at Realogy Franchise Group, $7 million at Realogy Brokerage Group and $5 million at Corporate and Other.
The year ended December 31, 2020 includes restructuring charges of $15 million at Realogy Franchise Group, $37 million at Realogy Brokerage Group, $4 million at Realogy Title Group and $11 million at Corporate and Other.
The year ended December 31, 2019 includes restructuring charges of $14 million at Realogy Franchise Group, $25 million at Realogy Brokerage Group, $3 million at Realogy Title Group and $10 million at Corporate and Other.
(b)Non-cash impairments for the year ended December 31, 2021 primarily relate to software and lease asset impairments.
Non-cash impairments for the year ended December 31, 2020 include:
•a goodwill impairment charge of $413 million related to Realogy Brokerage Group;
•an impairment charge of $30 million related to Realogy Franchise Group's trademarks;
•$133 million of impairment charges during the nine months ended September 30, 2020 (while Cartus Relocation Services was held for sale) to reduce the net assets to the estimated proceeds;
•a goodwill impairment charge of $22 million related to Cartus Relocation Services;

•an impairment charge of $34 million related to Cartus Relocation Services' trademarks; and
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
(c)Former parent legacy items and Loss (gain) on the early extinguishment of debt are recorded in Corporate and Other.
(d)Gain on the sale of business, net is primarily recorded in Realogy Brokerage Group.
(e)Includes the elimination of transactions between segments.
Depreciation and Amortization

	Year Ended December 31,
	2021	2020	2019
Realogy Franchise Group	$112	$87	$104
Realogy Brokerage Group	56	59	54
Realogy Title Group	11	11	13
Corporate and Other	25	29	24
Total Company	$204	$186	$195
Segment Assets

	As of December 31,
	2021	2020
Realogy Franchise Group	$4,821	$4,896
Realogy Brokerage Group	1,021	932
Realogy Title Group	724	659
Corporate and Other	644	447
Total Company	$7,210	$6,934
Capital Expenditures

	Year Ended December 31,
	2021	2020	2019
Realogy Franchise Group	$29	$27	$32
Realogy Brokerage Group	43	39	56
Realogy Title Group	13	9	10
Corporate and Other	16	20	21
Total Company	$101	$95	$119
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2021
Net revenues	$7,919	$64	$7,983
Total assets	7,157	53	7,210
Net property and equipment	309	1	310
On or for the year ended December 31, 2020
Net revenues	$6,145	$76	$6,221
Total assets	6,878	56	6,934
Net property and equipment	316	1	317
On or for the year ended December 31, 2019
Net revenues	$5,762	$108	$5,870
Total assets	7,470	73	7,543
Net property and equipment	341	1	342

19.    SUBSEQUENT EVENTS
Senior Notes Offering and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
On January 10, 2022, Realogy Group together with Realogy Co-Issuer Corp. (the "Co-Issuer") issued $1,000 million of 5.25% Senior Notes due 2030, under an indenture dated as of January 10, 2022. The 5.25% Senior Notes are unsecured senior obligations of Realogy Group, mature on April 15, 2030 and bear interest at a rate of 5.25% per annum. Interest on the 5.25% Senior Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1, immediately preceding the interest payment date on April 15 and October 15 of each year, commencing April 15, 2022.
The 5.25% Senior Notes are jointly and severally guaranteed by each of Realogy Group's existing and future U.S.
subsidiaries that is a guarantor under its Senior Secured Credit Facility and Term Loan A Facility or that guarantees certain other indebtedness in the future (other than the Co-Issuer), subject to certain exceptions, and by Realogy Holdings on an unsecured senior subordinated basis. The indenture governing the 5.25% Senior Notes contains various covenants that limit Realogy Group and its restricted subsidiaries’ ability to take certain actions and are materially consistent with the covenants included in the indenture governing the 5.75% Senior Notes.
The net proceeds from the issuance of the 5.25% Senior Notes, together with cash on hand, were used on February 4, 2022 to redeem in full both the outstanding $550 million of 9.375% Senior Notes and the $550 million of 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued and unpaid interest to the redemption date on both such notes. Realogy Group paid total consideration of approximately $613 million in connection with the redemption of the 9.375% Senior Notes and $589 million in connection with the redemption of the 7.625% Senior Secured Second Lien Notes. Immediately following such redemptions, Realogy Group cancelled the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes and discharged the applicable indentures in accordance with their terms.

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
4.2    Form of 4.875% Senior Notes due 2023 (included in the 4.875% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2016).
4.3    Supplemental Indenture No. 1 dated as of October 31, 2016 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 4.18 to Registrants' Form 10-K for the year ended December 31, 2016).
4.4    Supplemental Indenture No. 2 dated as of June 26, 2017 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to Registrants' Form 10-Q for the three month period ended June 30, 2017).
4.5    Supplemental Indenture No. 3 dated as of February 6, 2018 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 4.3 to the Registrants' Form 10-Q for the three month period ended March 31, 2018).
4.6     Supplemental Indenture No. 4 dated as of November 14, 2018 to the 4.875% Senior Note Indenture.(Incorporated by reference to Exhibit 4.14 to Registrants' Form 10-K for the year ended December 31, 2018).
4.7    Supplemental Indenture No. 5 dated as of June 11, 2020 to the 4.875% Senior Note Indenture (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three month period ended June 30, 2020).
4.8*    Supplemental Indenture No. 6 dated as of November 1, 2021, to the 4.875% Senior Note Indenture.
4.9    Indenture, dated as of January 11, 2021, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, Realogy Holdings Corp., the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.75% Senior Notes due 2029 (incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.10    Form of 5.75% Senior Notes due 2029 (included in the 5.75% Senior Note Indenture filed as Exhibit 4.1 to the Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.11    Supplemental Indenture No. 1 dated as of February 4, 2021 to the 5.75% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to the Registrants' Current Report on Form 8-K filed on February 4, 2021).
4.12*    Supplemental Indenture No. 2 dated as of November 1, 2021 to the 5.75% Senior Note Indenture.

Exhibit    Description
4.13    Indenture, dated as of June 2, 2021, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., as Co-Issuer, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 0.25% Exchangeable Senior Notes due 2026. (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
4.14*     Supplemental Indenture No. 1 dated as of November 1, 2021 to the 0.25% Exchangeable Senior Note Indenture.
4.15    Form of 0.25% Exchangeable Senior Note due 2026 (included in the 0.25% Exchangeable Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
4.16     Indenture, dated as of January 10, 2022, among Realogy Group LLC, as Issuer, Realogy Co-Issuer Corp., the Co-Issuer), Realogy Holdings Corp., the Note Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.250% Senior Notes due 2030 (the "5.250% Senior Note Indenture") (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 10, 2022).
4.17    Form of 5.250% Senior Notes due 2030 (included in the 5.250% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 10, 2022).
4.18    Description of the Registrants’ Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to the Registrants' Current Report on Form 8-K filed on May 5, 2021).
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
10.16    Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on October 28, 2015). Note: The Term Loan A Agreement reflecting the cumulative effect of all amendments through February 8, 2018 is attached as Exhibit A to Exhibit 10.18 in this Exhibit Index.
10.17    First Amendment, dated as of July 20, 2016, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1to Registrants' Current Report on Form 8-K filed on July 22, 2016).
10.18    Second Amendment, dated as of February 8, 2018, to the Term Loan A Agreement, dated as of October 23, 2015, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on February 8, 2018). Note: The Term Loan A Agreement reflecting the cumulative effect of all amendments through February 8, 2018 is attached as Exhibit A to this Exhibit 10.18.
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
10.26    Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Monticello Licensee Corporation (Incorporated by reference to Exhibit 10.12 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).
10.27    Amendment No. 1 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(a) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).
10.28    Amendment No. 2 to Trademark License Agreement, dated May 2, 2005, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby’s International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.12(b) to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).
10.29    Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Realogy Group LLC's (f/k/a Realogy Corporation's) Registration Statement on Form 10 (File No. 001-32852)).
10.30    Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Realogy Group LLC's (f/k/a Realogy Corporation's) Quarterly Report on Form 10-Q for the three month period ended June 30, 2009).

Exhibit    Description
10.31    Amendment No. 3 to Trademark License Agreement dated January 14, 2011, by and among SPTC Delaware LLC (as assignee of SPTC, Inc.) and Sotheby’s, as successor by merger to Sotheby’s Holdings, Inc., on the one hand, and Realogy Group LLC (f/k/a Realogy Corporation), as successor to Cendant Corporation, and Sotheby’s International Realty Licensee (f/k/a Monticello Licensee Corporation) (Incorporated by reference to Exhibit 10.49 to Realogy Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).
10.32    Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Realogy Operations LLC (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).
10.33    First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Realogy Operations LLC amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the three month period ended March 31, 2013).
10.34    Guaranty dated November 23, 2011, by Realogy Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).
10.35    Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Realogy Holdings Corp.'s Registration Statement on Form S-1 (File No. 333-181988).
10.36    Form of Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
10.37    Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 3, 2021
10.38**    Realogy Holdings Corp. 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.6 to Registrants' Form 10-Q for the three month period ended September 30, 2012).
10.39**    Form of Option Agreement for Independent Directors under 2007 Stock Incentive Plan (Incorporated by reference to Exhibit 10.51 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-K for the year ended December 31, 2007).
10.40**    Form of Option Agreement under 2007 Stock Incentive Plan between Realogy Holdings Corp. and the Optionee party thereto governing time-vested options (Incorporated by reference to Exhibit 10.6 to Realogy Group LLC's (f/k/a Realogy Corporation’s) Form 10-Q for the three month period ended September 30, 2010).
10.41**    Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Realogy Holdings Corp.'s Current Report on Form 8-K filed on May 5, 2016).
10.42**    Amendment to the Amended and Restated Realogy Holdings Corp. 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Realogy Holdings Corp.'s Form 10-Q for the three-month period ended September 30, 2017).
10.43**     Form of Stock Option Agreement under Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to Registrants' Form 10-K for the year ended December 31, 2016).
10.44**    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Registrants' Form 10-Q for the six month period ended June 30, 2021).
10.45**    Form of 2021 Notice of Grant and Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.3 to the Registrants' Form 10-Q for the period ended March 31, 2021).
10.46**    Form of 2021 Notice of Grant and Performance Share Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.4 to the Registrants' Form 10-Q for the period ended March 31, 2021).
10.47**    Realogy Holdings Corp. Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Realogy Holding's Current Report on Form 8-K filed on May 5, 2021).
10.48**    Form of Notice of Grant and Stock Option Agreement under 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.67 to the Registrant's Form 10-K for the year ended December 31, 2018).
10.49**    Form of Notice of Grant and Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.68 to the Registrant's Form 10-K for the year ended December 31, 2018).
10.50**    Form of Notice of Grant and Performance Share Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.69 to the Registrant's Form 10-K for the year ended December 31, 2018).

Exhibit    Description
10.51**     Form of Notice of Grant and Cash-Settled Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.71 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.52**     Form of Notice of Grant and Long-Term Performance Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.72 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.53**     Form of Notice of Grant and Time-Vested Cash Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.73 to the Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.54**    Form of Performance and Retention Award under the 2018 Long-Term Incentive Plan (incorporated by reference to Exhibit 10.9 to the Registrants' Form 10-Q for the three month period ended June 30, 2020).
10.55**    Performance and Retention Award between Ryan Schneider and Realogy Holdings Corp (Incorporated by reference to Exhibit 10.6 to the Registrants' Quarterly Report on Form 10-Q for the three months ended September 30, 2020).
10.56**    Realogy Holdings Corp. Severance Pay Plan for Executives (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.57**    Realogy Holdings Corp. Change in Control Plan for Executives (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.58**    Realogy Holdings Corp. Executive Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.59**    Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).
10.60**    Amendment No. 1 dated November 4, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.26 to Registrants' Form 10-K for the year ended December 31, 2014).
10.61**    Amendment No. 2 dated December 11, 2014 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.27 to Registrants' Form 10-K for the year ended December 31, 2014).
10.62**    Amendment No. 3 dated December 15, 2017 to Realogy Group LLC Amended and Restated Realogy Group LLC Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on December 15, 2017).
10.63**    Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the three month period ended March 31, 2013).
10.64**    Amendment No. 1 dated November 4, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.29 to Registrants' Form 10-K for the year ended December 31, 2014).
10.65**    Amendment No. 2 dated December 11, 2014 to Realogy Holdings Corp. Director Deferred Compensation Plan(Incorporated by reference to Exhibit 10.30 to Registrants' Form 10-K for the year ended December 31, 2014).
10.66**    Employment Agreement, dated as of March 11, 2020, between Realogy Holdings Corp. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 13, 2020).
10.67**     Letter Agreement dated February 23, 2019 between Realogy Holdings Corp. and Donald J. Casey (Incorporated by reference to Exhibit 10.72 to the Registrants' Form 10-K for the year ended December 31, 2018).
10.68**    Letter Agreement dated February 28, 2019 between Realogy Holdings Corp. and Charlotte Simonelli (Incorporated by reference to Exhibit 10.1 to the Registrants' Current Report on Form 8-K filed on March 11, 2019).
10.69**    Letter Agreement dated February 26, 2019 between Realogy Holdings Corp. and Marilyn J. Wasser (Incorporated by reference to Exhibit 10.4 to the Registrants' Quarterly Report on Form 10-Q for the three month period ended March 31, 2019).
10.70*,**    Letter Agreement dated October 20, 2021 between Realogy Holdings Corp. and Katrina Helmkamp.
21.1*    Subsidiaries of Realogy Holdings Corp. and Realogy Group LLC.
23.1*    Consent of PricewaterhouseCoopers LLP.

Exhibit    Description
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
32.2*    Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101    The following information from Realogy's Annual Report on Form 10-K for the fiscal year ended December 31, 2020, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2020 and 2019; (ii) the Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018; (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2020, 2019 and 2018; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; and (vi) the Notes to the Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
_______________
*    Filed herewith.
**    Compensatory plan or arrangement.