Form 10-Q
period 2022-03-31
REALOGY HOLDINGS CORP.; REALOGY GROUP LLC
filed 2022-05-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
Realogy Holdings Corp. Yes ☐  No ☑ Realogy Group LLC Yes ☐  No ☑
There were 118,158,193 shares of Common Stock, $0.01 par value, of Realogy Holdings Corp. outstanding as of May 2, 2022.
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
•"4.875% Senior Notes", "9.375% Senior Notes", "5.75% Senior Notes" and "5.25% Senior Notes" refer to our 4.875% Senior Notes due 2023, 9.375% Senior Notes due 2027 (redeemed in full in February 2022), 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030 (issued in January 2022), respectively, and are referred to collectively as the "Unsecured Notes;"
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
◦reductions in housing affordability;
◦changes in consumer preferences, including weakening in the consumer trends that have benefited us since the second half of 2020; and
◦stagnant or declining home prices;
•We are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, which could include, but are not limited to:
◦contraction or stagnation in the U.S. economy; and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment or tax reform;
•Adverse developments or outcomes in current or future litigation, in particular pending antitrust litigation, may materially harm our business and financial condition;
•We are subject to risks related to industry structure changes that disrupt the functioning of the residential real estate market, including as a result of legal or regulatory developments, revisions to the rules of the multiple listing services ("MLSs") or the National Association of Realtors ("NAR") or otherwise;
•Risks related to the impact of evolving competitive and consumer dynamics, whether driven by competitive or regulatory factors or other changes to industry rules, which could include, but are not limited to:
◦the Company's share of the commission income generated by homesale transactions may continue to shift to affiliated independent sales agents or otherwise erode due to market factors;
◦our ability to compete against traditional and non-traditional competitors;
◦decreased use of agents and brokers in residential real estate transactions; and
◦meaningful decreases in the average broker commission rate;
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
•We may not realize the expected benefits from our existing or future joint ventures and strategic partnerships, including our mortgage origination joint venture, which is impacted by increases in mortgage rates and competitive margin compression;
•The COVID-19 crisis has in the past, and may again (due to the impact of virus mutations or otherwise), amplify risks to our business, and could again result in adverse macroeconomic conditions or the reinstatement of significant limitations on normal business operations;

•Our financial condition and/or results of operations may be adversely impacted by risks related to our business structure, including, but not limited to:
◦our geographic and high-end market concentration;
◦the operating results of affiliated franchisees and their ability to pay franchise and related fees;
◦continued consolidation among our top 250 franchisees and growing ownership concentration of franchisees in our luxury brands;
◦difficulties in the business or challenges in our relationships with the owners of the two brands we do not own;
◦the loss of our largest real estate benefit program client or multiple significant relocation clients; and
◦the failure of third-party vendors or partners to perform as expected or our failure to adequately monitor them;
•We face risks related to further disruption in the residential real estate brokerage industry related to listing aggregator market power and concentration, including with respect to ancillary services;
•Our substantial indebtedness could adversely limit our operations and/or adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and our ability to refinance or repay our indebtedness or incur additional indebtedness;
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs (including in connection with compliance efforts) and/or result in adverse financial, operational or reputational consequences to us, including but not limited to our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) antitrust laws and regulations, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, and (4) privacy or data security laws and regulations;
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
•Market forecasts and estimates, including our internal estimates, may prove to be inaccurate and, even if achieved, our business could fail to grow;
•The price of our common stock may fluctuate significantly; and
•Share repurchase programs could affect the price of our common stock.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), particularly under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations". Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Realogy Holdings Corp.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Holdings Corp. and its subsidiaries (the "Company") as of March 31, 2022, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 4, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Realogy Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Realogy Group LLC and its subsidiaries (the "Company") as of March 31, 2022, and the related condensed consolidated statements of operations, comprehensive income and cash flows for the three-month periods ended March 31, 2022 and 2021, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive income (loss), and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 4, 2022

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Revenues
Gross commission income	$1,247	$1,154
Service revenue	246	249
Franchise fees	99	105
Other	43	39
Net revenues	1,635	1,547
Expenses
Commission and other agent-related costs	988	885
Operating	406	384
Marketing	64	58
General and administrative	98	90
Restructuring costs, net	4	5
Impairments	—	1
Depreciation and amortization	51	51
Interest expense, net	18	38
Loss on the early extinguishment of debt	92	17
Other income, net	(131)	(2)
Total expenses	1,590	1,527
Income before income taxes, equity in losses (earnings) and noncontrolling interests	45	20
Income tax expense	12	17
Equity in losses (earnings) of unconsolidated entities	10	(31)
Net income	23	34
Less: Net income attributable to noncontrolling interests	—	(1)
Net income attributable to Realogy Holdings and Realogy Group	$23	$33

Earnings per share attributable to Realogy Holdings shareholders:
Basic earnings per share	$0.20	$0.28
Diluted earnings per share	$0.19	$0.28
Weighted average common and common equivalent shares of Realogy Holdings outstanding:
Basic	117.1	115.9
Diluted	120.4	118.4

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Net income	$23	$34
Currency translation adjustment	—	(1)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	1	1
Other comprehensive income, before tax	1	—
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—
Other comprehensive income, net of tax	1	—
Comprehensive income	24	34
Less: comprehensive income attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to Realogy Holdings and Realogy Group	$24	$33

See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$306	$735
Restricted cash	3	8
Trade receivables (net of allowance for doubtful accounts of $11 for both periods presented)	124	123
Relocation receivables	175	139
Other current assets	195	183
Total current assets	803	1,188
Property and equipment, net	311	310
Operating lease assets, net	447	453
Goodwill	2,897	2,923
Trademarks	687	687
Franchise agreements, net	1,004	1,021
Other intangibles, net	164	171
Other non-current assets	544	457
Total assets	$6,857	$7,210
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$119	$130
Securitization obligations	105	118
Current portion of long-term debt	12	10
Current portion of operating lease liabilities	128	128
Accrued expenses and other current liabilities	517	666
Total current liabilities	881	1,052
Long-term debt	2,899	2,940
Long-term operating lease liabilities	406	417
Deferred income taxes	329	353
Other non-current liabilities	185	256
Total liabilities	4,700	5,018
Commitments and contingencies (Note 8)
Equity:
Realogy Holdings preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Realogy Holdings common stock: $0.01 par value; 400,000,000 shares authorized, 118,140,076 shares issued and outstanding at March 31, 2022 and 116,588,430 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	4,886	4,947
Accumulated deficit	(2,684)	(2,712)
Accumulated other comprehensive loss	(49)	(50)
Total stockholders' equity	2,154	2,186
Noncontrolling interests	3	6
Total equity	2,157	2,192
Total liabilities and equity	$6,857	$7,210
See Notes to Condensed Consolidated Financial Statements.

REALOGY HOLDINGS CORP. AND REALOGY GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income	$23	$34
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	51	51
Deferred income taxes	(6)	15
Impairments	—	1
Amortization of deferred financing costs and debt discount (premium)	3	3
Loss on the early extinguishment of debt	92	17
Gain on the sale of business, net	(131)	—
Equity in losses (earnings) of unconsolidated entities	10	(31)
Stock-based compensation	6	6
Mark-to-market adjustments on derivatives	(26)	(13)
Other adjustments to net income	1	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(2)	(3)
Relocation receivables	(35)	(4)
Other assets	(37)	(14)
Accounts payable, accrued expenses and other liabilities	(172)	(117)
Dividends received from unconsolidated entities	1	31
Other, net	(11)	(11)
Net cash used in operating activities	(233)	(37)
Investing Activities
Property and equipment additions	(29)	(23)
Payments for acquisitions, net of cash acquired	(3)	(2)
Net proceeds from the sale of businesses	58	2
Investment in unconsolidated entities	(7)	(6)
Other, net	17	(3)
Net cash provided by (used in) investing activities	36	(32)
Financing Activities
Repayments of Term Loan A Facility and Term Loan B Facility	—	(905)
Proceeds from issuance of Senior Notes	1,000	905
Redemption of Senior Secured Second Lien Notes	(550)	—
Redemption of Senior Notes	(550)	—
Amortization payments on term loan facilities	(1)	(3)
Net change in securitization obligations	(13)	(7)
Debt issuance costs	(18)	(8)
Cash paid for fees associated with early extinguishment of debt	(80)	(11)
Taxes paid related to net share settlement for stock-based compensation	(16)	(8)
Other, net	(9)	(8)
Net cash used in financing activities	(237)	(45)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net decrease in cash, cash equivalents and restricted cash	(434)	(114)
Cash, cash equivalents and restricted cash, beginning of period	743	523
Cash, cash equivalents and restricted cash, end of period	$309	$409

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $1 for both periods presented)	$58	$14
Income tax payments, net	2	2
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Realogy Holdings and Realogy Group's financial position as of March 31, 2022 and the results of operations and comprehensive income for the three months ended March 31, 2022 and 2021 and cash flows for the three months ended March 31, 2022 and 2021. The Consolidated Balance Sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.
Sale of the Title Insurance Underwriter
On March 29, 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Realogy Title Group reportable segment), to an affiliate of Centerbridge for $210 million (prior to expenses and tax) and a 30% equity stake in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). Upon closing of the transaction, the Company received $208 million of cash and recorded a $90 million investment related to its 30% equity interest in the Title Insurance Underwriter Joint Venture (see Note 5, "Equity Method Investments", for additional information). As a result of the transaction, the Company disposed of $166 million of net assets, including $152 million of cash held as statutory reserves by the Title Underwriter and $32 million of goodwill, and recognized a gain of $131 million, net of fees, recorded in the Other income, net line on the Condensed Consolidated Statements of Operations. As this transaction did not represent a strategic shift that will have a major effect on the Company’s operations or financial results, the Title Underwriter's operations have not been classified as discontinued operations.

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
The following table summarizes fair value measurements by level at March 31, 2022 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other current and non-current liabilities)	—	15	—	15
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	11	11
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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2021	$9
Additions: contingent consideration related to acquisitions completed during the period	2
Reductions: payments of contingent consideration	—
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at March 31, 2022	$11
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2022		December 31, 2021
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	—	—	—	—
Extended Term Loan A	231	227	232	231
7.625% Senior Secured Second Lien Notes	—	—	550	583
4.875% Senior Notes	407	408	407	418
9.375% Senior Notes	—	—	550	596
5.75% Senior Notes	900	844	900	923
5.25% Senior Notes	1,000	918	—	—
0.25% Exchangeable Senior Notes	403	365	403	399
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $12 million and $17 million for the three months ended March 31, 2022 and 2021, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of March 31, 2022, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swap contracts	Other current and non-current liabilities	15	46

The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain Recognized for Derivative Instruments	Gain Recognized on Derivatives
		Three Months Ended March 31,
		2022	2021
Interest rate swap contracts	Interest expense	$(26)	$(13)
Revenue
Revenue is recognized upon the transfer of control of promised services to customers in an amount that reflects the consideration the Company expects to receive in exchange for those services in accordance with the revenue accounting standard. The Company's revenue is disaggregated by major revenue categories on our Condensed Consolidated Statements of Operations and further disaggregated by business segment as follows:

	Three Months Ended March 31,
	Realogy Franchise Group		Realogy Brokerage Group		Realogy Title Group		Corporate and Other		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross commission income (a)	$—	$—	$1,247	$1,154	$—	$—	$—	$—	$1,247	$1,154
Service revenue (b)	55	47	6	7	185	195	—	—	246	249
Franchise fees (c)	180	181	—	—	—	—	(81)	(76)	99	105
Other (d)	32	26	11	10	5	6	(5)	(3)	43	39
Net revenues	$267	$254	$1,264	$1,171	$190	$201	$(86)	$(79)	$1,635	$1,547
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2022	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2022
Realogy Franchise Group:
Deferred area development fees (a)	$41	$1	$(1)	$41
Deferred brand marketing fund fees (b)	25	23	(26)	22
Deferred outsourcing management fees (c)	4	12	(11)	5
Other deferred income related to revenue contracts	9	15	(10)	14
Total Realogy Franchise Group	79	51	(48)	82
Realogy Brokerage Group:
Advanced commissions related to development business (d)	11	1	(1)	11
Other deferred income related to revenue contracts	3	2	(1)	4
Total Realogy Brokerage Group	14	3	(2)	15
Total	$93	$54	$(50)	$97
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
(c)The Company earns revenues from outsourcing management fees charged to clients that may cover several of the various relocation services according to the clients' specific needs. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type.
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
Supplemental Cash Flow Information
Significant non-cash transactions during the three months ended March 31, 2022 included the establishment of a $90 million investment related to the Company's 30% equity interest in the Title Insurance Underwriter Joint Venture. Significant non-cash transactions also included finance lease additions of $3 million and $1 million during the three months ended March 31, 2022 and 2021, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of March 31, 2022 have not changed materially from the amounts reported in the 2021 Form 10-K.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
Recently Adopted Accounting Pronouncements
On January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, which simplifies the accounting for instruments with characteristics of liabilities and equity, including convertible debt. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock resulting in fewer embedded conversion features being separately recognized from the host contract and the interest rate of more convertible debt instruments being closer to the coupon interest rate, as compared with prior guidance. In addition, ASU 2020-06 changes the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments requiring the use of the if-converted method. ASU 2020-06 is effective for reporting periods beginning on or after December 15, 2021 and permits the use of either the modified retrospective or fully retrospective method of transition.
The Company adopted ASU 2020-06 on January 1, 2022 using the modified retrospective method. In accordance with the transition guidance, the Company applied the new guidance to its Exchangeable Senior Notes that were outstanding as of January 1, 2022 with the cumulative effect of adoption recognized as an adjustment to the opening balance of Accumulated deficit. Upon adoption, the Company re-combined the liability and equity components associated with the Exchangeable Senior Notes into single liability and derecognized the unamortized debt discount and related equity component. This resulted in an increase to Long-term debt of $65 million, a reduction to Additional paid-in capital of $53 million, net of taxes, and a reduction to Deferred tax liabilities of $17 million. The Company recorded a cumulative effect of adoption adjustment of $5 million, net of taxes, as a reduction to Accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on its Exchangeable Senior Notes since issuance.

The cumulative effect of adoption on the Company's consolidated balance sheets as of January 1, 2022 is summarized below:

	Balance as of December 31, 2021	Impact of the adoption of ASU 2020-06	Balance as of January 1, 2022 after the adoption of ASU 2020-06
LIABILITIES AND EQUITY
Long-term debt	$2,940	$65	$3,005
Deferred income taxes	353	(17)	336
Total liabilities	5,018	48	5,066

Equity:
Additional paid-in capital	4,947	(53)	4,894
Accumulated deficit	(2,712)	5	(2,707)
Total stockholders' equity	2,186	(48)	2,138
Total equity	2,192	(48)	2,144
Total liabilities and equity	$7,210	$—	$7,210
Furthermore, upon adoption, the Company is required to use the "if converted" method when calculating the dilutive impact of convertible debt on earnings per share, however this change did not have a financial impact upon adoption as the Company's Exchangeable Senior Notes have been antidilutive since issuance.
2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Realogy Franchise Group	Realogy Brokerage Group	Realogy Title Group	Total Company
Balance at December 31, 2021	$2,506	$259	$158	$2,923
Goodwill acquired (a)	—	5	1	6
Goodwill reduction for sale of a business (b)	—	—	(32)	(32)
Balance at March 31, 2022	$2,506	$264	$127	$2,897

Accumulated impairment losses (c)	$1,447	$808	$324	$2,579
_______________
(a)Goodwill acquired during the three months ended March 31, 2022 relates to the acquisition of two real estate brokerage operations and one title and settlement operation.
(b)Goodwill reduction during the three months ended March 31, 2022 relates to the sale of the Title Underwriter (see Note 1, "Basis of Presentation", for a description of the transaction).
(c)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of March 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,006	$1,004	$2,010	$989	$1,021
Indefinite life—Trademarks (b)	$687		$687	$687		$687
Other Intangibles
Amortizable—License agreements (c)	$45	$14	$31	$45	$14	$31
Amortizable—Customer relationships (d)	456	350	106	456	345	111
Indefinite life—Title plant shares (e)	24		24	25		25
Amortizable—Other (f)	13	10	3	16	12	4
Total Other Intangibles	$538	$374	$164	$542	$371	$171

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
(d)Relates to the customer relationships at Realogy Franchise Group, Realogy Title Group and Realogy Brokerage Group. These relationships are being amortized over a period of 7 to 20 years.
(e)Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(f)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2022	2021
Franchise agreements	$17	$17
Customer relationships	5	6
Other	2	—
Total	$24	$23
Based on the Company’s amortizable intangible assets as of March 31, 2022, the Company expects related amortization expense for the remainder of 2022, the four succeeding years and thereafter to be approximately $68 million, $89 million, $89 million, $89 million, $89 million and $720 million, respectively.
3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	March 31, 2022	December 31, 2021
Accrued payroll and related employee costs	$142	$284
Advances from clients	26	31
Accrued volume incentives	50	60
Accrued commissions	60	49
Restructuring accruals	9	10
Deferred income	65	59
Accrued interest	31	42
Current portion of finance lease liabilities	11	11
Due to former parent	20	19
Other	103	101
Total accrued expenses and other current liabilities	$517	$666

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Extended Term Loan A	230	231
7.625% Senior Secured Second Lien Notes	—	542
4.875% Senior Notes	406	406
9.375% Senior Notes	—	545
5.75% Senior Notes	899	898
5.25% Senior Notes	983	—
0.25% Exchangeable Senior Notes	393	328
Total Short-Term & Long-Term Debt	$2,911	$2,950
Securitization Obligations:
Apple Ridge Funding LLC	$104	$116
Cartus Financing Limited	1	2
Total Securitization Obligations	$105	$118
Indebtedness Table
As of March 31, 2022, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	(3)	$—	$ *	$—
Extended Term Loan A	(2) (4)	February 2025 (3)	231	1	230
Senior Notes	4.875%	June 2023	407	1	406
Senior Notes	5.75%	January 2029	900	1	899
Senior Notes (5)	5.25%	April 2030	1,000	17	983
Exchangeable Senior Notes (6)	0.25%	June 2026	403	10	393
Total Short-Term & Long-Term Debt			$2,941	$30	$2,911
Securitization obligations: (7)
Apple Ridge Funding LLC (8)		June 2022	$104	$ *	$104
Cartus Financing Limited (9)		September 2022	1	*	1
Total Securitization Obligations			$105	$—	$105
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)The Revolving Credit Facility includes available capacity under the Non-extended Revolving Credit Commitment of $477 million and available capacity under the Extended Revolving Credit Commitment of $948 million. As of March 31, 2022, there were no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit. On May 2, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Revolving Credit Facility and outstanding borrowings under the Extended Term Loan A at March 31, 2022 are based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2022.
(3)The maturity date of the Non-Extended Revolving Credit Commitment under the Revolving Credit Facility is February 2023. The maturity date of each of the Extended Revolving Credit Commitment and Extended Term Loan A may spring forward to March 2, 2023 if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023).
(4)The Extended Term Loan A has quarterly amortization payments equal to a percentage per quarter of the original principal amount of $237 million, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to

March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025.
(5)In the first quarter of 2022, the Company issued $1,000 million aggregate principal amount of 5.25% Senior Notes due 2030 and used net proceeds, together with cash on hand, to redeem in full both the outstanding 9.375% Senior Notes due 2027 and the 7.625% Senior Secured Second Lien Notes due 2025. See below under the header "5.25% Senior Notes Issuance and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes" for a description of these transactions.
(6)See below under the header "Exchangeable Senior Notes" for additional information and Note 1, "Basis of Presentation—Recently Adopted Accounting Pronouncements", related to the January 1, 2022 adoption of the new standard on "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity".
(7)Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations. Certain of the funds that Realogy Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $157 million and $132 million of underlying relocation receivables and other related relocation assets at March 31, 2022 and December 31, 2021, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Realogy Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under these facilities amounted to $1 million for both the three months ended March 31, 2022 and 2021. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Realogy Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.2% and 3.9% for the three months ended March 31, 2022 and 2021, respectively.
(8)As of March 31, 2022, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $104 million being utilized leaving $96 million of available capacity.
(9)In January 2022, the program was amended and the revolving loan facility was reduced from £5 million to £2 million. As of March 31, 2022, Realogy Group has, through a special purpose entity known as Cartus Financing Limited, agreements providing for a £2 million revolving loan facility (with the ability to increase up to £10 million) and a £5 million working capital facility. As of March 31, 2022, the Company had $20 million of borrowing capacity under the Cartus Financing Limited securitization program with $1 million being utilized leaving $19 million of available capacity.
Maturities Table
As of March 31, 2022, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2022 and each of the next four years is as follows:

Year	Amount
Remaining 2022 (a)	$9
2023	423
2024	22
2025	184
2026	403
_______________
(a)Remaining 2022 includes amortization payments for the Extended Term Loan A. The current portion of long-term debt of $12 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments for the Extended Term Loan A. There were no outstanding borrowings under the Revolving Credit Facility as of March 31, 2022, however any amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities.
5.25% Senior Notes Issuance and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
On January 10, 2022, the Company issued $1,000 million aggregate principal amount of 5.25% Senior Notes due 2030. On February 4, 2022, the Company used the net proceeds from the issuance, together with cash on hand, to redeem in full both the $550 million aggregate principal amount of 9.375% Senior Notes and the $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date on both such notes. The 5.25% Senior Notes are unsecured senior obligations of Realogy Group, mature on April 15, 2030 and bear interest at a rate of 5.25% per annum. Interest on the 5.25% Senior Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1, immediately preceding the interest payment date on April 15 and October 15 of each year, commencing April 15, 2022.
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
In particular, under the 5.25% Senior Notes and 5.75% Senior Notes,
•the cumulative credit basket is not available to repurchase shares to the extent the consolidated leverage ratio is equal to or greater than 4.0 to 1.0 on a pro forma basis giving effect to such repurchase;
•the cumulative credit basket for which restricted payments may otherwise be available is equal to 50% of Consolidated Net Income (as defined in such indenture) for the period (taken as one accounting period) from January 1, 2019 to the end of the most recently ended fiscal quarter for which internal financial statements are available at the time of any such restricted payment;
•the consolidated leverage ratio must be less than 3.0 to 1.0 to use the unlimited general restricted payment basket; and
•a restricted payment basket is available for up to $45 million of dividends per calendar year (with any actual dividends deducted from the available cumulative credit basket).
The consolidated leverage ratio is measured by dividing Realogy Group's total net debt (excluding securitizations) by the trailing twelve-month EBITDA. EBITDA, as defined in the applicable indentures governing the Unsecured Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indenture governing the 5.25% Senior Notes and 5.75% Senior Notes is Realogy Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
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
The Exchangeable Senior Notes are unsecured senior obligations of Realogy Group that mature on June 15, 2026. Interest on the Exchangeable Senior Notes is payable each year semiannually on June 15 and December 15.
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
Under the accounting standards applicable at the time of issuance, exchangeable debt instruments that may be settled in cash were required to be separated into liability and equity components. The allocation to the liability component was based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt to equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance on June 2, 2021, the Company allocated $319 million to the debt liability and $53 million to additional paid in capital. The difference between the principal amount of the Exchangeable Senior Notes and the liability component, inclusive of issuance costs, represented the debt discount, which the Company amortized to interest expense over the term of the Exchangeable Senior Notes using an effective interest rate of 4.375%. As a result, the Company recognized non-cash interest expense of $8 million related to the Exchangeable Senior Notes during 2021.
Upon the adoption of ASU 2020-06 on January 1, 2022, the Company was required to account for its Exchangeable Senior Notes as a single liability resulting in the recombination of the debt liability and equity components. As a result, the Company derecognized the unamortized debt discount and related equity component associated with its Exchangeable Senior Notes resulting in an increase to Long-term debt of $65 million, a reduction to Additional paid-in capital of $53 million, net of taxes, and a reduction to Deferred tax liabilities of $17 million. The Company recorded a cumulative effect of adoption adjustment of $5 million, net of taxes, as a reduction to Accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on its Exchangeable Senior Notes since issuance. See Note 1, "Basis of Presentation—Recently Adopted Accounting Pronouncements," for additional information.
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
At issuance, the Company recorded a deferred tax liability of $20 million related to the Exchangeable Senior Notes debt discount and a deferred tax asset of $18 million related to the exchangeable note hedge transactions. The deferred tax liability and deferred tax asset were recorded net within deferred income taxes in the unaudited consolidated balance sheets upon issuance. The deferred tax liability related to the Exchangeable Senior Notes debt discount was reversed on January 1, 2022 upon the adoption of ASU 2020-06 as discussed above.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
As a result of the refinancing transactions in the first quarter of 2022, the Company recorded a loss on the early extinguishment of debt of $92 million, which includes $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes, during the three months ended March 31, 2022.
As a result of the refinancing transactions in the first quarter of 2021, the Company recorded a loss on the early extinguishment of debt of $17 million and wrote off certain financing costs of $1 million to interest expense during the three months ended March 31, 2021.
5.    EQUITY METHOD INVESTMENTS
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee but does not have a controlling financial or operating interest in the joint venture. The Company records its share of the net earnings or losses of its equity method investments on the “Equity in losses (earnings) of unconsolidated entities” line in the accompanying Condensed Consolidated Statements of Operations. Investments not accounted for using the equity method are measured at fair value with changes in fair value recognized in net income or in the case that an investment does not have readily determinable fair values, at cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment.
The Company has various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The Company's share of equity earnings or losses related to these investments are included in the financial results of the Realogy Title Group and Realogy Brokerage Group reportable segments. The Company's equity method investment balances at March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Guaranteed Rate Affinity	$86	$94
Title Insurance Underwriter Joint Venture	78	—
Realogy Title Group other equity method investments	8	8
Realogy Title Group equity method investments	172	102
Realogy Brokerage Group equity method investments	33	29
Total equity method investments	$205	$131
Guaranteed Rate Affinity, the Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc., originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. The Company recorded equity in losses of $8 million and equity in earnings of $30 million related to its investment in Guaranteed Rate Affinity for the first quarter of 2022 and 2021, respectively. The Company received no cash dividends and $30 million in cash dividends from Guaranteed Rate Affinity during the three months ended March 31, 2022 and 2021, respectively.
The Company’s 30% equity interest in the Title Insurance Underwriter Joint Venture is accounted for as an equity method investment. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. The Company recorded a $90 million investment at the closing of the Title Underwriter sale transaction which represents the fair value of the Company's equity interest based upon the agreed upon purchase price. Subsequent to the closing, the Company received a dividend equal to $12 million from the Title Insurance

Underwriter Joint Venture. This dividend reduced the Company’s investment balance to $78 million as of March 31, 2022. The Company did not record equity in earnings or losses from the Title Insurance Underwriter Joint Venture during the first quarter of 2022.
The Company recorded equity earnings from the operations of Realogy Title Group's various other title related equity method investments of $1 million during both the first quarter of 2022 and 2021. The Company received $1 million in cash dividends from these equity method investments during both the three months ended March 31, 2022 and 2021.
Realogy Brokerage Group's equity method investments include RealSure, the Real Estate Auction Joint Venture and other brokerage related investments. RealSure, the Company's 49% owned joint venture with Home Partners of America, was formed in 2020 and is designed to offer home buyers and sellers options that give them a competitive edge when buying or selling a home, while also keeping the expertise of an independent sales agent at the center of the transaction. The Real Estate Auction Joint Venture, the Company's 50% owned unconsolidated joint venture with Sotheby's, was formed in 2021 and holds an 80% ownership stake in Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients. While the Company has certain governance rights over these equity method investments, the Company does not have a controlling financial or operating interest in the joint ventures. The Company recorded equity in losses of $3 million from the operations of Realogy Brokerage Group's equity method investments during the first quarter of 2022 and recorded no equity in earnings or losses during the first quarter of 2021. The Company invested $7 million and $3 million of cash into these equity method investments during the three months ended March 31, 2022 and 2021, respectively.
6.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Realogy Holdings
Effective January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company recorded a net reduction to opening Accumulated deficit of $5 million and a net reduction to opening Additional paid-in capital of $53 million as of January 1, 2022 due to the cumulative impact of adopting this new standard. See Note 1, "Basis of Presentation—Recently Adopted Accounting Pronouncements", for additional information.

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net income	—	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	1	—	1
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	6	—	—	—	6
Issuance of shares for vesting of equity awards	2.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.9)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(3)	(3)
Balance at March 31, 2022	118.1	$1	$4,886	$(2,684)	$(49)	$3	$2,157

	Three Months Ended March 31, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	33	—	1	34
Stock-based compensation	—	—	6	—	—	—	6
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(8)	—	—	—	(8)
Dividends	—	—	—	—	—	(2)	(2)
Balance at March 31, 2021	116.4	$1	$4,874	$(3,022)	$(59)	$3	$1,797

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
Stock-Based Compensation
During the first quarter of 2022, the Company granted restricted stock units related to 0.9 million shares with a weighted average grant date fair value of $18.00 and performance stock units related to 0.8 million shares with a weighted average grant date fair value of $16.51. The Company granted all time-based equity awards in the form of restricted stock units which are subject to ratable vesting over a three-year period.
7.    EARNINGS PER SHARE
Earnings per share attributable to Realogy Holdings
Basic earnings per common share is computed based on net income attributable to Realogy Holdings stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares includes shares that the Company could be obligated to issue from outstanding stock-based compensation awards and its Exchangeable Senior Notes and warrants if dilutive (see Note 4, "Short and Long-Term Debt", for further discussion). For purposes of computing diluted earnings per common share, weighted average common shares do not include potentially dilutive common shares if their effect is anti-dilutive. As such, the shares that the Company could be obligated to issue from its stock options, warrants and Exchangeable Senior Notes are excluded from the earnings per share calculation if the exercise or exchangeable price exceeds the average market price of common shares.

The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of March 31, 2022 as the closing price of the Company's common stock as of March 31, 2022 was less than the initial exchange price.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2022	2021
Numerator:
Net income attributable to Realogy Holdings shareholders	$23	$33
Denominator:
Weighted average common shares outstanding (denominator for basic earnings per share calculation)	117.1	115.9
Dilutive effect of stock-based compensation awards (a)	3.3	2.5
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—
Weighted average common shares outstanding (denominator for diluted earnings per share calculation)	120.4	118.4
Earnings per share attributable to Realogy Holdings shareholders:
Basic earnings per share	$0.20	$0.28
Diluted earnings per share	$0.19	$0.28
_______________
(a)The three months ended March 31, 2022 and 2021, respectively, exclude 3.5 million and 5.8 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
(b)Shares to be provided to the Company from the exchangeable note hedge transactions purchased concurrently with its issuance of Exchangeable Senior Notes in June 2021 are anti-dilutive and therefore they are not treated as a reduction to its diluted shares.

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
Additionally, the below captioned matters address certain current litigation involving the Company, including antitrust litigation, worker classification litigation, and Company-initiated litigation and counterclaims against us. The Company disputes the allegations against it in each of the captioned matters described below and will vigorously defend these actions. We cannot estimate a range of reasonably possible losses for this litigation.
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Further, antitrust laws generally provide for joint and several liability and treble damages (see Antitrust Litigation below). We believe that additional antitrust litigation may be possible. Due to the foregoing, the Company could incur judgments or enter into settlements of claims, based upon future events or developments, with liability that are materially in excess of amounts accrued and these judgments or settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period. As such, an increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.
Antitrust Litigation
Sitzer and Winger v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a certified class action complaint filed on April 29, 2019 and amended on June 21, 2019 against NAR, the Company, Homeservices of America, Inc., RE/MAX Holdings, Inc., and Keller Williams Realty, Inc. This litigation may also be referred to as Burnett v. The National Association of Realtors.
The plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the defendant franchisors conspired with NAR by requiring their respective franchisees to comply with NAR’s policies and Code of Ethics, and engaged in other allegedly anticompetitive conduct including steering. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or from otherwise restricting competition among brokers, an award of damages and/or restitution, attorneys fees and costs of suit. The Sitzer litigation is limited both in allegations and relief sought to home sellers who from April 29, 2015, to the present used a listing broker affiliated with one of the brokerage/franchisor defendants in four MLSs that primarily serve the State of Missouri, purportedly in violation of federal and Missouri antitrust laws. In addition, the plaintiffs include a cause of action for alleged violations of the Missouri Merchandising Practices Act, or MMPA, on behalf of Missouri residents only.
On August 22, 2019, the Court denied defendants’ motions to transfer the Sitzer matter to the U.S. District Court for the Northern District of Illinois, and on October 16, 2019, the Court denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the Department of Justice (“DOJ”) filed a statement of interest and appearances for this matter, in their words “to correct the inaccurate portrayal, by defendant The National Association of Realtors (‘NAR’), of a 2008 consent decree between the United States and NAR.” In July 2020, the DOJ requested the Company provide it with all materials produced for Sitzer; that request related to and preceded the subsequent civil lawsuit and related proposed consent decree, which was filed in November 2020, proposing terms on which DOJ was willing to settle its investigation of NAR. In July 2021, the

DOJ filed a notice of withdrawal of consent to its November 2020 proposed consent decree with NAR and submitted an additional request to the Company for any supplemental materials produced in Sitzer. Plaintiffs filed their motion for class certification on May 24, 2021 and on June 30, 2021, filed a second amended complaint limiting the class definition to home sellers who used a listing broker affiliated with one of the defendants, among other things. The Court granted class certification on April 22, 2022. The Company intends to petition the United States Court of Appeals for the Eighth Circuit to pursue an interlocutory appeal of the class certification decision, but there is no assurance such appeal will be granted or result in a stay of the proceedings. Discovery between the plaintiffs and defendants is ongoing. The deadline for the parties to file any motion(s) for summary judgment is August 19, 2022, and oral argument on the summary judgment is scheduled for November 18, 2022. The Court has set a trial date for February 21, 2023.
Moehrl, Cole, Darnell, Ramey, Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). The Moehrl complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Sitzer litigation, however, it is brought on behalf of home sellers in 20 MLSs in various parts of the country that do not overlap with the Sitzer MLSs.
In October 2019, the DOJ filed a statement of interest for this matter for the same purpose stated in the Sitzer matter. A motion to appoint lead counsel in the case was granted on an interim basis by the Court in May 2020. In October 2020, the Court denied the separate motions to dismiss filed in August 2019 by each of NAR and the Company (together with the other defendants named in the amended Moehrl complaint). Plaintiffs filed their motion for class certification on February 23, 2022. The Company’s opposition to the plaintiff’s class certification motion is due May 31, 2022, with plaintiffs’ reply in further support of their motion due August 22, 2022. Discovery between the plaintiffs and defendants is ongoing.
Leeder v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division). In this putative nationwide class action filed on January 25, 2021, the plaintiff takes issue with certain NAR policies, including those related to buyer broker compensation at issue in the Moehrl and Sitzer matters as well as those at issue in the 2020 settlement between the DOJ and NAR, but claims the alleged conspiracy has harmed buyers (instead of sellers). The plaintiff alleges that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and were unjustly enriched, and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The Company (together with the other companies named in the complaint) filed a motion to dismiss the complaint on April 20, 2021 and, on June 4, 2021, the plaintiff filed his opposition to which the defendants replied on July 6, 2021. On May 2, 2022, the Court granted the motion to dismiss without prejudice.
Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020, wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl and Sitzer matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service (MLS Property Information Network, Inc.) that is owned by realtors, including in part by one of Realogy’s company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. On December 10, 2021, the Court denied the motion to dismiss filed in March 2021 by the Company (together with the other defendants named in the complaint). On March 1, 2022, plaintiffs filed an amended complaint dismissing the Baumans as named plaintiffs, and substituting in two new named plaintiffs, and may consequently be referred to as Nosalek v. MLS Property Information Network, Inc. The lawsuit seeks to represent a class of sellers who used a listing broker affiliated with one of the brokerage/franchisor defendants to list a property in the MLS Property Information Network, Inc.
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
Other
Examples of other legal matters involving the Company may include but are not limited to allegations:
•concerning antitrust and anti-competition matters;
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
•related to disclosure or securities law violations as well as derivative suits; and
•related to general fraud claims.
Other ordinary course legal proceedings that may arise from time to time include those related to commercial arrangements, indemnification (under contract or common law), franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, claims under the False Claims Act (or similar state laws), consumer lending and debt collection law claims, employment law claims related to business actions responsive to the COVID-19 outbreak and governmental and regulatory directives thereto, state auction law, and violations of similar laws in countries where we operate around the world with respect to any of the foregoing. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common. While most litigation involves claims against the Company, from time to time the Company commences litigation, including litigation against former employees, franchisees and competitors when it alleges that such persons or entities have breached agreements or engaged in other wrongful conduct.
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

The due to former parent balance was $20 million at March 31, 2022 and $19 million at December 31, 2021, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $1,399 million at March 31, 2022 and while these deposits are not assets of the Company (and therefore are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
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

	Revenues (a)
	Three Months Ended March 31,
	2022	2021
Realogy Franchise Group	$267	$254
Realogy Brokerage Group	1,264	1,171
Realogy Title Group	190	201
Corporate and Other (b)	(86)	(79)
Total Company	$1,635	$1,547
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Realogy Franchise Group include intercompany royalties and marketing fees paid by Realogy Brokerage Group of $86 million and $79 million for the three months ended March 31, 2022 and 2021, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended March 31,
	2022	2021
Realogy Franchise Group	$138	$141
Realogy Brokerage Group	(40)	(5)
Realogy Title Group	(3)	61
Corporate and Other (a)	(26)	(35)
Total Company	$69	$162

Less: Depreciation and amortization	51	51
Interest expense, net	18	38
Income tax expense	12	17
Restructuring costs, net (b)	4	5
Impairments (c)	—	1
Loss on the early extinguishment of debt (d)	92	17
Gain on the sale of business, net (e)	(131)	—
Net income attributable to Realogy Holdings and Realogy Group	$23	$33
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended March 31, 2022 includes restructuring charges of $1 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other.
The three months ended March 31, 2021 includes restructuring charges of $2 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other.
(c)Non-cash impairments for the three months ended March 31, 2021 relate to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.
(e)Gain on the sale of business, net is recorded in Realogy Title Group related to the sale of the Title Underwriter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2021 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Realogy Holdings, the indirect parent of Realogy Group, nor Realogy Intermediate, the direct parent company of Realogy Group, conducts any operations other than with respect to its respective direct or indirect ownership of Realogy Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Realogy Holdings, Realogy Intermediate and Realogy Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" in this Quarterly Report as well as our 2021 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of March 31, 2022, our real estate franchise systems and proprietary brands had approximately 332,600 independent sales agents worldwide, including approximately 196,200 independent sales agents operating in the U.S. (which included approximately 56,800 company owned brokerage independent sales agents). As of March 31, 2022, our real estate franchise systems and proprietary brands had approximately 21,000 offices worldwide in 119 countries and territories, including approximately 5,800 brokerage offices in the U.S. (which included approximately 680 company owned brokerage offices). This segment also includes our lead generation activities through Realogy Leads Group and global relocation services operation through Cartus Relocation Services.
•Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 680 owned and operated brokerage offices with approximately 56,800 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our RealSure and Real Estate Auction minority-owned joint ventures.
•Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. On March 29, 2022, we closed the sale of our Title Underwriter which provides title underwriting services relating to the closing of home purchases and refinancing of home loans (see "Recent Developments" below). This segment also includes the Company's share of equity earnings or losses for Guaranteed Rate Affinity, our minority-owned mortgage origination joint venture with Guaranteed Rate, Inc.
Our technology and data organization is dedicated to providing innovative technology products and solutions that support the productivity and success of Realogy’s businesses, brands, brokers, agents, and consumers.
RECENT DEVELOPMENTS
Title Insurance Underwriter (Sale and Joint Venture)
On March 29, 2022, we closed the transactions contemplated by our previously announced strategic agreement with Centerbridge Partners, L.P. (“Centerbridge”). Under the strategic agreement, we sold the Title Underwriter to an affiliate of Centerbridge for $210 million (prior to expenses and tax) and a 30% equity stake in the form of common units in a Title Insurance Underwriter Joint Venture that owns the Title Underwriter. The Company’s joint venture partners own the remaining equity stake in the joint venture in the form of preferred units that carry liquidation preference rights. Our share of equity earnings and losses for our minority interest in the Title Insurance Underwriter Joint Venture are reported in Realogy Title Group.
See Note 1, "Basis of Presentation", and Note 5, "Equity Method Investments", to the Condensed Consolidated Financial Statements for additional information.

5.25% Senior Notes Issuance and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
On January 10, 2022, we issued $1,000 million aggregate principal amount of 5.25% Senior Notes due 2030. On February 4, 2022, we used the net proceeds from the issuance, together with cash on hand, to redeem in full both the $550 million aggregate principal amount of 9.375% Senior Notes and the $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date on both such notes.
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.
CURRENT BUSINESS AND INDUSTRY TRENDS
Homesale transaction volume on a combined basis for Realogy Franchise and Brokerage Groups increased 4% during the three months ended March 31, 2022 compared to the three months ended March 31, 2021. Homesale transaction volume at Realogy Brokerage Group increased 10% during such period, primarily as a result of a 16% increase in average homesale price, partially offset by a 5% decrease in existing homesale transactions. Homesale transaction volume at Realogy Franchise Group increased 1% during such period, primarily as a result of a 14% increase in average homesale price, partially offset by a 11% decrease in existing homesale transactions.
According to NAR, during the first quarter of 2022 as compared to the first quarter of 2021, homesale transaction volume increased 4% primarily due to a 9% increase in average homesale price, partially offset by a 5% decrease in homesale transactions.
We believe sustained high levels of demand in the residential real estate market have been supported by the continuation of certain beneficial consumer trends such as home buyer preferences for certain geographies (including attractive tax and weather destinations) and demand in the high-end market, an increase in the prevalence of remote work arrangements, and home buying trends among millennials.
Continued high demand and low inventory levels have driven increases in average homesale prices throughout the recovery and, starting in the third quarter of 2021, we believe limited inventory contributed to the decline in existing homesale transactions.
In March 2022, the Federal Reserve Board raised interest rates for the first time since 2018 and released economic projections that showed officials expect to raise interest rates six more times in 2022 in order to help control inflation. For the week ending April 28, 2022, mortgage rates on a 30-year fixed-rate mortgage averaged 5.10% (after crossing a 5.00% average two weeks prior for the first time in a decade), an increase of nearly 210 basis points over the prior year and more than 130 basis points over the 10-year average, according to Freddie Mac.
We believe that the rising mortgage rate environment impacted Realogy Title Group results in the first quarter of 2022, with refinancing title and closing units declining 59% and equity in earnings from Guaranteed Rate Affinity declining $38 million, in each case as compared to the prior period. The prolonged favorable mortgage rate environment had been a key contributor to the strength of market demand during the industry's recovery from the COVID-19 crisis.
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
The residential housing market is seasonal, with a higher level of homesale transactions typically occurring in the second and third quarter of each year. Industry seasonality experienced volatility in 2020 and 2021 in connection with the COVID-19 crisis, which was marked by a strong recovery in the residential real estate market beginning late in the second quarter of 2020, following a period of sharp decline in homesale transactions that started in the final weeks of the first quarter of 2020 due to the COVID-19 crisis. We believe that in the first quarter of 2022, the industry began to realign with historical seasonality patterns. We expect that the industry will continue to return to historical seasonality patterns throughout 2022.

Existing Homesales
For the quarter ended March 31, 2022 compared to the same period in 2021, NAR existing homesale transactions decreased to 1.2 million homes or down 5%. For the quarter ended March 31, 2022, homesale transactions on a combined basis for Realogy Franchise and Brokerage Groups decreased 10% compared to the same period in 2021 due primarily to constrained inventory, with the largest decreases in homes with average sales prices below $500,000, particularly in the Northeast and West regions, driven by California. The quarterly and annual year-over-year trends in homesale transactions are as follows:
_______________
(a)Q1 existing homesale data is as of the most recent NAR press release, which is subject to sampling error.
(b)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent NAR forecast.
(c)Forecasted existing homesale data, on a seasonally adjusted basis, is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR is forecasting existing homesale transactions to decrease 1% in 2023 while Fannie Mae is forecasting existing homesale transactions to decrease 10% for the same period.
Existing Homesale Price
For the quarter ended March 31, 2022 compared to the same period in 2021, NAR existing homesale average price increased 9%. For the quarter ended March 31, 2022, average homesale price on a combined basis for Realogy Franchise and Brokerage Groups increased 15% compared to the same period in 2021 which consisted of a 16% increase in average homesale price for Realogy Brokerage Group and a 14% increase in average homesale price for Realogy Franchise Group.

Strong demand in the overall housing market benefited both Realogy Franchise Group and Realogy Brokerage Group. Low inventory strongly contributed to higher average homesale price, with both Realogy Franchise Group and Realogy Brokerage Group also benefiting from strength at the high-end of the housing market. Realogy Brokerage Group also benefited from its concentrated geographic footprint in certain major metropolitan markets, including New York City. The quarterly and annual year-over-year trends in the price of homes are as follows:
_______________
(a)Q1 homesale price data is for existing homesale average price and is as of the most recent NAR press release.
(b)Forecasted homesale price data is for median price and is as of the most recent NAR forecast.
(c)Existing homesale price data is for median price and is as of the most recent Fannie Mae press release.
As of their most recent releases, NAR and Fannie Mae are both forecasting median existing homesale price to increase 4% in 2023.
Realogy Title Group, including Mortgage Origination Joint Venture. Our financial results are typically favorably impacted by a low interest rate environment as a decline in mortgage rates generally drives increased refinancing activity as well as homesale transactions that in turn drives increased title services and mortgage origination activity.
If the pace of existing homesale transactions slows (due to increases in mortgage rates, constraints in inventory, declines in affordability, or otherwise), we would also expect decreased title services and mortgage origination activity. For example, the number of purchase title and closing units declined 5% in the first quarter of 2022 compared to the prior period, as the number of homesale transactions at Realogy Brokerage Group declined 5%.

While refinancing volumes are highly correlated with (and particularly sensitive to) increases in mortgage rates, they are also inherently cyclical. Refinancing volumes were strong throughout 2020 and into the first quarter of 2021 but began to soften during the second and third quarters of 2021. In the first quarter of 2022, refinancing title and closing units at Realogy Title Group declined 59% compared to the prior period.
Realogy Title Group also includes our 51% majority interest in REALtech Title LLC ("REALtech"), a joint venture with an affiliate of Home Partners of America that provides title and settlement services to various buyers and sellers in real estate purchase transactions.
Equity in earnings at Guaranteed Rate Affinity declined from earnings of $30 million in the first quarter of 2021 to losses of $8 million in the first quarter of 2022, primarily driven by significant gain-on-sale margin compression due to the highly competitive mortgage industry, lower refinancing volume and increased headcount to grow the business and its market share. Operating margins are expected to continue to be compressed due to competitive factors related to decreased demand and the significant increase in mortgage rates, resulting in a material decline in equity in earnings year-over-year from this joint venture.
Mortgage Rates. A wide variety of factors can contribute to mortgage rates, including Treasury note yields, federal interest rates, inflation, demand, consumer income, unemployment levels and foreclosure rates. Yields on the 10-year Treasury note hit all-time lows during the COVID-19 crisis, but as of March 31, 2022 were 2.32% as compared to 1.74% as of March 31, 2021. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates.
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage increased to an average of 3.79% for the first quarter of 2022 compared to 2.88% for the first quarter of 2021. On March 31, 2022, mortgage rates on a 30-year fixed-rate mortgage were 4.17%, or approximately 110 basis points higher than on December 31, 2021 and approximately 40 basis points higher than the 10-year average of 3.79% on a 30-year fixed-rate mortgage, according to Freddie Mac. Mortgage rates have continued to increase in April with rates for the week ending April 28, 2022 increasing to an average rate of 5.10% on a 30-year fixed-rate mortgage according to Freddie Mac.
In March 2022, the Federal Reserve Board increased interest rates and released economic projections that show officials expect to raise interest rates six more times in 2022. The Federal Reserve also ended its purchases of mortgage-backed securities in March 2022 and the minutes from its first quarter 2022 meeting show that it plans to reduce its balance sheet by allowing some of its government-backed bond holdings to expire, starting as soon as May 2022.
A rising interest rate environment may negatively impact multiple aspects of our business, as increases in mortgage rates generally have an adverse impact on mortgage unit, closing and refinancing volumes, housing affordability and homesale transaction volume. For example, a rise in mortgage rates could result in decreased homesale transaction volume if potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home or if potential home buyers choose to rent rather than pay higher mortgage rates.
Banks may tighten mortgage standards, which could limit the availability of mortgage financing. In addition, many federal and/or state monetary or fiscal programs meant to assist individuals and businesses in the navigation of COVID-related financial challenges (including mortgage forbearance programs) have ended or are expected to end in the near term, which could have a negative impact on consumer financial health.
Inflation. U.S. consumers have been and may continue to be impacted by the current inflationary environment. The Consumer Price Index for All Urban Consumers, or CPI, rose 8.5% for the 12 months ending March 31, 2022 (not seasonally adjusted), the largest 12-month increase since the period ending December 1981, according to the U.S. Bureau of Labor Statistics. The CPI measures the average change in prices paid by urban consumers for a market basket of consumer goods and services. Volatility in the macroeconomic environment, such as Russia's invasion of Ukraine, may further exacerbate inflationary pressures.
Inventory. Insufficient inventory levels generally have a negative impact on homesale transaction growth and we believe this factor has contributed to a decline in homesale transactions since the second half of 2021. We have also seen an intensified pace of inventory supply turnover since the second half of 2020. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract decreased to a median of 13 days on the market in the first quarter of 2022 from a median of 15 days on the market in the first quarter of 2021 and 31 days on the market in the first quarter of 2020. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet increased demand. Additional inventory pressure arises from periods of slow or decelerated new housing construction, real estate models that purchase homes for rental use (rather than resale), and alternative competitors, such as traditional iBuying models.
Low housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. According to NAR, the inventory of existing homes for sale in the U.S. decreased approximately 10% from 1.1 million as of March 2021 to 1.0 million as of March 2022. As a result, inventory has decreased from 2.1 months of supply in March 2021 to 2.0 months as of March 2022. These levels continue to be significantly below the 10-year average of 4.2 months, the 15-year average of 5.8 months and the 25-year average of 5.5 months.
Affordability. The fixed housing affordability index, as reported by NAR, decreased from 170 for February 2021 to 135 for February 2022 which is the lowest it has been since 2018. A housing affordability index above 100 signifies that a family earning the median income has sufficient income to purchase a median-priced home, assuming a 20 percent down payment and ability to qualify for a mortgage. Housing affordability may be further impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, or a rise in unemployment, declining or stagnant wages, or other economic challenges.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. In the first quarter of 2022, agents affiliated with our company owned brokerages grew 6% and, based on information from such franchisees, agents affiliated with our U.S. franchisees increased 1%, in each case as compared to March 31, 2021.
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
Other Trends. For information on additional industry trends impacting our business, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K under Current Business and Industry Trends, subheadings "Non-Traditional Competition and Industry Disruption", "New Development", "Relocation Spending", and "Leads Generation".
For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see "Part I., Item 1.—Business—Government and Other Regulations" in our 2021 Form 10-K.
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
The following table presents our drivers for the three months ended March 31, 2022 and 2021. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2022	2021	% Change
Realogy Franchise Group (a)
Closed homesale sides	217,764	244,698	(11)%
Average homesale price	$449,250	$394,000	14%
Average homesale broker commission rate	2.43%	2.47%	(4) bps
Net royalty per side	$413	$382	8%
Realogy Brokerage Group
Closed homesale sides	71,371	74,993	(5)%
Average homesale price	$706,282	$608,960	16%
Average homesale broker commission rate	2.39%	2.43%	(4) bps
Gross commission income per side	$17,475	$15,393	14%
Realogy Title Group
Purchase title and closing units (b)	30,867	32,502	(5)%
Refinance title and closing units (c)	8,068	19,806	(59)%
Average fee per closing unit (d)	$3,033	$2,348	29%
_______________
(a)Includes all franchisees except for Realogy Brokerage Group.
(b)Purchase title and closing units for the three months ended March 31, 2021 were revised to reflect a decrease of 1,326 units. The change was for the number of units only and did not impact revenue.

(c)Refinance title and closing units for the three months ended March 31, 2021 were revised to reflect a decrease of 661 units. The change was for the number of units only and did not impact revenue.
(d)With the change in units noted above, Average fee per closing unit for the three months ended March 31, 2021 was updated to reflect an increase of $86 per closing unit.
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
We attribute the 4 basis point decline in average homesale broker commission rate in the first quarter of 2022 over the prior period to price and geographic mix. Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See "Part I—Item 1.—Business—Realogy Franchise Group—Operations—Franchising" in our 2021 Form 10-K for additional information.
Transaction volume growth has generally exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of other sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation. If the amount of gross commission income generated by our top 250 franchisees continues to grow at a quicker pace relative to our other franchisees, we would expect our royalty revenue to continue to increase, but at a slower pace than homesale transaction volume, due to franchisee achievement of progressive volume incentives and favorable franchisee agreement terms. Likewise, our royalty revenue would continue to increase, but at a slower pace than homesale transaction volume, if the gross commission income generated by all of our franchisees grows faster than the applicable annual volume incentive table increase or if we increase our use of standard volume or other incentives. However, in the event that the gross commission income generated by our franchisees increases as a result of increased transaction volume, we would expect to recognize an increase in overall royalty payments to us.
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, we may, from time to time, introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above and continued concentration among our top 250 franchisees; however, these pressures were more than offset by increases in homesale prices during 2020 and 2021 as well as in the three-month period ended March 31, 2022.
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
Three Months Ended March 31, 2022 vs. Three Months Ended March 31, 2021
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2022	2021	Change
Net revenues	$1,635	$1,547	$88
Total expenses	1,590	1,527	63
Income before income taxes, equity in losses (earnings) and noncontrolling interests	45	20	25
Income tax expense	12	17	(5)
Equity in losses (earnings) of unconsolidated entities	10	(31)	41
Net income	23	34	(11)
Less: Net income attributable to noncontrolling interests	—	(1)	1
Net income attributable to Realogy Holdings and Realogy Group	$23	$33	$(10)

Net revenues increased $88 million or 6% for the three months ended March 31, 2022 compared with the three months ended March 31, 2021 driven by higher homesale transaction volume at Realogy Franchise and Brokerage Groups primarily due to continued strong demand and higher prices in the residential real estate market in the first quarter of 2022, which we attribute to certain beneficial consumer trends and low inventory strongly contributing to higher average homesale price.
Total expenses increased $63 million or 4% for the first quarter of 2022 compared to the first quarter of 2021 primarily due to:
•a $103 million increase in commission and other sales agent-related costs primarily due to an increase in homesale transaction volume, as well as a result of higher agent commission costs primarily driven by the impact of recruitment and retention efforts;
•a $92 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2022 which includes approximately $80 million related to make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes, compared to a $17 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2021;
•a $30 million increase in operating and general and administrative expenses primarily due to an increase in employee headcount, higher travel costs, an increase in costs related to brand conferences and franchisee events and other business expenses, all of which relate, in part, to "catch-up" business activities that had been curtailed over the prior 18-months in connection with the COVID-19 crisis; and
•a $6 million increase in marketing expense primarily due to higher advertising costs as compared to the first quarter of 2021, partially offset by:
•$131 million in other income due to the gain recorded at Realogy Title Group for the sale of the Title Underwriter during the first quarter of 2022 compared to $2 million of other income during the first quarter of 2021; and

•a $20 million net decrease in interest expense primarily due to a $13 million decrease in expense related to mark-to-market adjustments for interest rate swaps that resulted in $26 million of gains during the first quarter of 2022 compared to $13 million of gains during the first quarter of 2021 and a decrease in interest expense due to a reduction in total outstanding indebtedness and lower interest rates during the first quarter of 2022 compared to the first quarter of 2021.
Equity in losses were $10 million during the first quarter of 2022 compared to earnings of $31 million during the first quarter of 2021. Equity in losses primarily related to Guaranteed Rate Affinity which were $8 million in the first quarter of 2022 decreasing by $38 million from earnings of $30 million in the first quarter of 2021. The decrease was primarily driven by significant gain-on-sale margin compression due to the highly competitive mortgage industry, lower refinancing volume and increased headcount to grow the business and its market share.
During the first quarter of 2022, we incurred $4 million of restructuring costs compared to $5 million during the first quarter of 2021 related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $171 million, with $133 million incurred to date and $38 million remaining primarily related to future expenses as a result of reducing the leased-office footprints.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $12 million for the three months ended March 31, 2022 compared to $17 million for the three months ended March 31, 2021. Our effective tax rate was 34% and 33% for the three months ended March 31, 2022 and March 31, 2021, respectively. The effective tax rate for the three months ended March 31, 2022 was primarily impacted by the sale of the Title Underwriter and non-deductible executive compensation.
The following table reflects the results of each of our reportable segments during the three months ended March 31, 2022 and 2021:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Realogy Franchise Group	$267	$254	13	5	$138	$141	(3)	(2)	52%	56%	(4)
Realogy Brokerage Group	1,264	1,171	93	8	(40)	(5)	(35)	(700)	(3)	—	(3)
Realogy Title Group	190	201	(11)	(5)	(3)	61	(64)	(105)	(2)	30	(32)
Corporate and Other	(86)	(79)	(7)	(a)	(26)	(35)	9	26
Total Company	$1,635	$1,547	88	6	$69	$162	(93)	(57)	4%	10%	(6)

Less: Depreciation and amortization					51	51
Interest expense, net					18	38
Income tax expense					12	17
Restructuring costs, net (b)					4	5
Impairments (c)					—	1
Loss on the early extinguishment of debt (d)					92	17
Gain on the sale of business, net (e)					(131)	—
Net income attributable to Realogy Holdings and Realogy Group					$23	$33
_______________
(a)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Realogy Brokerage Group of $86 million and $79 million during the three months ended March 31, 2022 and 2021, respectively, and are eliminated through the Corporate and Other line.
(b)Restructuring charges incurred for the three months ended March 31, 2022 include $1 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other. Restructuring charges incurred for the three months ended March 31, 2021 include $2 million at Realogy Franchise Group, $2 million at Realogy Brokerage Group and $1 million at Corporate and Other.
(c)Non-cash impairments for the three months ended March 31, 2021 relate to lease asset impairments.
(d)Loss on the early extinguishment of debt is recorded in Corporate and Other.
(e)Gain on the sale of business, net is recorded in Realogy Title Group related to the sale of the Title Underwriter.

As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 6 percentage points to 4% from 10% for the three months ended March 31, 2022 compared to 2021. Realogy Franchise Group's margin decreased 4 percentage points to 52% from 56% primarily due to an increase in employee-related and other operating costs and an increase in marketing expense, both of which relate, in part, to "catch-up" business activities that had been curtailed over the prior 18-months in connection with the COVID-19 crisis, partially offset by an increase in revenue from the relocation and lead generation operations driven by higher volume. Realogy Brokerage Group's margin decreased 3 percentage points to negative 3% from zero primarily due to higher agent commission costs driven by the impact of recruiting and retention efforts and an increase in employee-related and other operating costs which relate, in part, to "catch-up" business activities that had been curtailed over the prior 18-months in connection with the COVID-19 crisis. Realogy Title Group's margin decreased 32 percentage points to negative 2% from 30% primarily due to a decrease in equity in earnings of Guaranteed Rate Affinity driven by significant gain-on-sale margin compression due to the highly competitive mortgage industry, lower refinancing volume and increased headcount to grow the business and its market share. Realogy Title Group's margin, excluding equity in earnings of Guaranteed Rate Affinity, decreased 12 percentage points to 3% from 15% largely the result of a decline in refinance revenue due to a decrease in activity as mortgage rates increased, as well as an increase in employee-related and other operating costs primarily due to higher headcount in the latter half of 2021.
Corporate and Other Operating EBITDA for the three months ended March 31, 2022 improved $9 million to negative $26 million primarily due to lower employee incentive accruals.
Realogy Franchise Group
Revenues increased $13 million to $267 million and Operating EBITDA decreased $3 million to $138 million for the three months ended March 31, 2022 compared with the same period in 2021.
Revenues increased $13 million primarily as a result of an $8 million net increase in revenue from our relocation operations driven principally by higher volume and a $5 million increase in intercompany royalties received from Realogy Brokerage Group. In addition, brand marketing fund revenue increased $3 million and related expense increased $4 million primarily due to higher advertising costs as compared to the first quarter of 2021. The revenue increases were partially offset by a $4 million decrease in third-party domestic franchisee royalty revenue primarily due to an 11% decrease in existing homesale transactions at Realogy Franchise Group and a decline in the average homesale broker commission rate, partially offset by a 14% increase in average homesale price.
Realogy Franchise Group revenue includes intercompany royalties received from Realogy Brokerage Group of $81 million and $76 million during the first quarter of 2022 and 2021, respectively, which are eliminated in consolidation against the expense reflected in Realogy Brokerage Group's results.
The $3 million decrease in Operating EBITDA was primarily due to a $9 million increase in employee-related and other operating costs, as a result of higher employee headcount and higher travel expenses, and a $3 million increase due to the return to in-person brand conferences and franchisee events in 2022, both of which relate, in part, to "catch-up" business activities that had been curtailed over the prior 18-months in connection with the COVID-19 crisis. In addition, there was a $4 million increase in brand marketing fund related expense as discussed above. These expense increases were partially offset by the $13 million increase in revenues discussed above.
Realogy Brokerage Group
Revenues increased $93 million to $1,264 million and Operating EBITDA decreased $35 million to a loss of $40 million for the three months ended March 31, 2022 compared with the same period in 2021.
The revenue increase of $93 million was driven by a 10% increase in homesale transaction volume at Realogy Brokerage Group which consisted of a 16% increase in average homesale price, partially offset by a 5% decrease in existing homesale transactions. Realogy Brokerage Group saw continued strong demand and higher prices in the residential real estate market in the first quarter of 2022, which we attribute to certain beneficial consumer trends and low inventory strongly contributing to higher average homesale price.
Operating EBITDA decreased $35 million primarily due to:
•a $103 million increase in commission expenses paid to independent sales agents from $885 million for the first quarter of 2021 to $988 million in the first quarter of 2022. Commission expense increased primarily as a result of the impact of higher homesale transaction volume as discussed above, as well as higher agent commission costs primarily driven by the impact of recruiting and retention efforts;
•a $14 million increase in employee-related and other operating costs primarily due to an increase in employee headcount as a result of acquisitions and higher travel expenses relate, in part, to "catch-up" business activities that had been curtailed over the prior 18-months in connection with the COVID-19 crisis;
•a $5 million increase in royalties paid to Realogy Franchise Group from $76 million during the first quarter of 2021 to $81 million during the first quarter of 2022 associated with the homesale transaction volume increase described above;
•a $3 million increase in marketing expense; and
•$3 million of equity in losses related to the RealSure joint venture, partially offset by a $93 million increase in revenues discussed above.
Realogy Franchise and Brokerage Groups on a Combined Basis
The following table reflects Realogy Franchise and Brokerage Groups' results before intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 3 percentage points from 10% to 7% primarily due to higher employee-related and other operating costs relate, in part, to "catch-up" business activities that had been curtailed over the prior 18-months in connection with the COVID-19 crisis, partially offset by the higher homesale transaction volume during the first quarter of 2022 compared to the first quarter of 2021:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Realogy Franchise Group (a)	$181	$175	6	3	$52	$62	(10)	(16)	29%	35%	(6)
Realogy Brokerage Group (a)	1,264	1,171	93	8	46	74	(28)	(38)	4	6	(2)
Realogy Franchise and Brokerage Groups Combined	$1,445	$1,346	99	7	$98	$136	(38)	(28)	7%	10%	(3)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Realogy Brokerage Group to Realogy Franchise Group of $86 million and $79 million during the three months ended March 31, 2022 and 2021, respectively.
Realogy Title Group
Revenues decreased $11 million to $190 million and Operating EBITDA decreased $64 million to a loss of $3 million for the three months ended March 31, 2022 compared with the same period in 2021.
Revenues decreased $11 million primarily as a result of a $13 million decrease in refinance revenue due to a decrease in activity as average mortgage rates in the first quarter of 2022 increased approximately 90 basis points over the prior period. In addition, underwriter revenue decreased $4 million during the first quarter of 2022 compared to the first quarter of 2021 due to the absence of three days of revenue as a result of the sale of the Title Underwriter on March 29, 2022. The revenue decreases were partially offset by an $8 million increase in resale revenue due to an increase in the average fee per closing unit partially offset by a decrease in transactions. Equity earnings or losses related to our minority interest in Guaranteed Rate Affinity are included in the financial results of Realogy Title Group, but are not reported as revenue to Realogy Title Group.
Operating EBITDA decreased $64 million primarily as a result of a $38 million decrease in equity earnings from $31 million in earnings during the first quarter of 2021 to $7 million in losses during the first quarter of 2022 primarily related to Guaranteed Rate Affinity. The decline in equity in earnings from Guaranteed Rate Affinity was mostly driven by significant gain-on-sale margin compression due to the highly competitive mortgage industry, lower refinancing volume and increased headcount to grow the business and its market share. In addition, employee-related and other operating costs increased $9 million at Realogy Title Group primarily due to higher headcount in the latter half of 2021, which also includes incremental headcount supporting our REALtech joint venture. Operating EBITDA was also down due to the $11 million decrease in revenues discussed above and the absence of a $6 million unrealized gain on an investment recognized during the first quarter of 2021.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2022	December 31, 2021	Change
Total assets	$6,857	$7,210	$(353)
Total liabilities	4,700	5,018	(318)
Total equity	2,157	2,192	(35)
For the three months ended March 31, 2022, total assets decreased $353 million primarily due to:
•a $429 million decrease in cash and cash equivalents primarily due to:
◦$220 million of net cash consideration used for the redemption of both the 9.375% Senior Notes and the 7.625% Senior Secured Second Lien Notes and the debt issuance costs for the 5.25% Senior Notes,
◦the payment of employee incentive compensation in the first quarter of 2022, and
◦the absence of $152 million of cash held as statutory reserves by the Title Underwriter which was sold in the first quarter of 2022 and is no longer included in our Condensed Consolidated Balance Sheet, partially offset by:
◦$208 million of cash received from the sale of the Title Underwriter;
•a $26 million decrease in goodwill primarily due to the sale of the Title Underwriter in the first quarter of 2022; and
•a $23 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization, partially offset by:
•a $99 million increase in other current and non-current assets primarily due to our 30% equity investment in the Title Insurance Underwriter Joint Venture which had an investment balance of $90 million at the closing of the transaction and was subsequently reduced by $12 million to reflect the dividend received from the Title Insurance Underwriter Joint Venture resulting in a $78 million investment balance at March 31, 2022; and
•a $37 million increase in relocation and trade receivables primarily due to seasonal increases in volume at our relocation operations.
Total liabilities decreased $318 million primarily due to:
•a $149 million decrease in accrued expenses and other current liabilities primarily due to payment of employee-related liabilities in the first quarter of 2022 which were fully accrued as of December 31, 2021;
•a $71 million decrease in other non-current liabilities related to certain liabilities of the Title Underwriter due to the sale and favorable mark-to-market adjustments on the Company's interest rate swaps;
•a $39 million net decrease in corporate debt primarily related to $100 million net decrease due to the issuance of $1,000 million aggregate principal amount of 5.25% Senior Notes in January 2022 and repayment of $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes and $550 million aggregate principal amount of 9.375% Senior Notes in February 2022, partially offset by a $65 million increase to the 0.25% Exchangeable Senior Notes liability due to the adoption of ASU 2020-06 which resulted in the reversal of the unamortized debt discount and related equity component;
•a $24 million decrease in deferred tax liabilities primarily as a result of the adoption of ASU 2020-06 which resulted in the reversal of the deferred tax liability related to the Exchangeable Senior Notes;
•a $13 million decrease in securitization obligations; and
•an $11 million decrease in operating lease liabilities.
Total equity decreased $35 million for the three months ended March 31, 2022 due to:
•a $61 million decrease in additional paid in capital primarily due to a $53 million reduction on January 1, 2022 related to the adoption of ASU 2020-06 which resulted in the reversal of the equity component related to the Exchangeable Senior Notes, partially offset by:
•net income of $23 million during the three months ended March 31, 2022; and

•a $5 million reduction to accumulated deficit related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on the Exchangeable Senior Notes since issuance as a result of the adoption of ASU 2020-06.
See Note 1, "Basis of Presentation—Recently Adopted Accounting Pronouncements", to the Condensed Consolidated Financial Statements for further discussion related to the adoption of ASU 2020-06.
Liquidity and Capital Resources
Cash flows from operations and distributions from our unconsolidated joint ventures, supplemented by funds available under our Revolving Credit Facility and securitization facilities, are our primary sources of liquidity.
Our primary uses of liquidity include working capital, business investment and capital expenditures, as well as debt service. We may also use future cash flows to acquire stock under our share repurchase program.
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
In the first quarter of 2022, we issued $1,000 million aggregate principal amount of 5.25% Senior Notes due in 2030. We used the net proceeds from the issuance, together with cash on hand, to redeem in full both the $550 million aggregate principal amount of 9.375% Senior Notes and the $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date on both such notes. Aggregate consideration paid for the redemption of the 9.375% Senior Notes and the 7.625% Senior Secured Second Lien Notes, together with debt issuance costs associated with the 5.25% Senior Notes, totaled $1,220 million. See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.
On February 16, 2022, our Board of Directors authorized a share repurchase program of up to $300 million of our common stock. Repurchases under the program may be made at management's discretion from time to time on the open market or through privately negotiated transactions. The actual timing, number and value of shares repurchased will be determined by us and may fluctuate based on a number of factors, including, but not limited to, our priorities for the use of cash, price, market and economic conditions, and legal and contractual requirements (including compliance with the terms of our debt agreements). The repurchase program has no time limit and may be suspended or discontinued at any time.
In addition, we may seek to repurchase our outstanding debt from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on similar factors, including prevailing market conditions, our liquidity requirements, and contractual restrictions, among other factors.
Our material cash requirements from known contractual and other obligations as of March 31, 2022 have not changed materially from the amounts reported in our 2021 Form 10-K, which included the Company's debt transactions on a pro forma basis that occurred during the first quarter of 2022, as described in Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
As described in this MD&A under Recent Developments, on March 29 2022, upon closing of the sale of the Title Underwriter, we received cash proceeds of $208 million (prior to expenses and taxes) and a 30% non-controlling equity interest in the Title Insurance Underwriter Joint Venture. Cash held as statutory reserves by the Title Underwriter of $152 million at closing is no longer included in our Condensed Consolidated Balance Sheets as cash and cash equivalents.
Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. Although industry seasonality experienced volatility in 2020 and 2021, we believe that in the first quarter of 2022, the industry began to realign with historical seasonality patterns and expect that the industry will continue to return to historical seasonality patterns throughout 2022. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. Consequently, our need to borrow under the Revolving Credit

Facility and corresponding debt balances are generally at their highest levels at or around the end of the first quarter of every year.
If the residential real estate market were to materially slow or otherwise weaken or the economy as a whole does not improve or weakens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
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
Cash Flows
At March 31, 2022, we had $309 million of cash, cash equivalents and restricted cash, a decrease of $434 million compared to the balance of $743 million at December 31, 2021. The following table summarizes our cash flows for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
	2022	2021	Change
Cash provided by (used in):
Operating activities	$(233)	$(37)	$(196)
Investing activities	36	(32)	68
Financing activities	(237)	(45)	(192)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$(434)	$(114)	$(320)
For the three months ended March 31, 2022, $196 million more cash was used in operating activities compared to the same period in 2021 principally due to:
•$58 million more cash used in operating results;
•$55 million more cash used for accounts payable, accrued expenses and other liabilities;
•$30 million less cash provided by the net change in relocation and trade receivables;
•$30 million less cash from dividends received primarily from the absence of Guaranteed Rate Affinity dividends; and
•$23 million more cash used for other assets primarily due independent sales agent recruitment and retention and franchise system growth incentives.
For the three months ended March 31, 2022, we used $68 million less cash for investing activities compared to the same period in 2021 primarily due to:
•$56 million of more cash proceeds from the sale of business primarily related to the sale of the Title Underwriter in the first quarter of 2022; and
•$20 million more cash from other investing activities primarily related to the dividend received from the Title Insurance Underwriter Joint Venture, partially offset by $6 million more cash used for property and equipment additions.
For the three months ended March 31, 2022, $237 million of cash was used in financing activities compared to $45 million of cash used during the same period in 2021. For the three months ended March 31, 2022, $237 million of cash was used in financing activities as follows:
•$198 million of cash paid as a result of the issuance of 5.25% Senior Notes and redemption of both the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes in the first quarter of 2022;
•$16 million of tax payments related to net share settlement for stock-based compensation;
•$13 million net decrease in securitization borrowings; and
•$9 million of other financing payments primarily related to finance leases.

For the three months ended March 31, 2021, $45 million of cash was used in financing activities as follows:
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
Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of March 31, 2022.
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
Our primary interest rate exposure is interest rate fluctuations, specifically with respect to LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility) and the Term Loan A Facility. As of March 31, 2022, we had interest rate swaps based on LIBOR with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures
The Senior Secured Credit Agreement, Term Loan A Agreement, and the indentures governing the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Realogy Group’s ability to, among other things:
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

Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Realogy Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2022.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2021, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level which includes Realogy Brokerage Group, franchise services (reported within the Realogy Franchise Group reportable segment), Realogy Title Group and Realogy Leads Group (includes lead generation and Cartus Relocation Services and reported within the Realogy Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate, the carrying value is reduced to fair value and an impairment charge is recorded on a separate line in the Consolidated Statements of Operations for the excess.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2022, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings of our Revolving Credit Facility under the Senior Secured Credit Facility and the Term Loan A Facility. Given that our borrowings under the Senior Secured Credit Facility and Term Loan A Facility are generally based upon LIBOR, this rate (or any replacement rate) will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2022, we had variable interest rate debt outstanding under our Term Loan A Facility of $231 million, which excludes $105 million of securitization obligations. The interest rate on the outstanding amounts under our Term Loan A Facility at March 31, 2022 was 2.20% which is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2022 senior secured leverage ratio, the LIBOR margin was 1.75%. At March 31, 2022, the one-month LIBOR rate was 0.45%; therefore, we have estimated that a 0.25% increase in LIBOR would have an approximately $1 million impact on our annual interest expense.
As of March 31, 2022, we had interest rate swaps with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our $231 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $15 million for the fair value of the interest rate swaps at March 31, 2022. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods. We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $5 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2022 and for the three-month periods ended March 31, 2022 and 2021 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated May 4, 2022, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Further, antitrust laws generally provide for joint and several liability and treble damages. We believe that additional antitrust litigation may be possible. Due to the foregoing, the Company could incur judgments or enter into settlements of claims, based upon future events or developments, with liability that are materially in excess of amounts accrued and these judgments or settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period. As such, an increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period. We cannot provide any assurances that results in such litigation, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.

Item 6.    Exhibits.
Exhibit        Description
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
10.1*     Form of Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan.
10.2*    Form of Notice of Grant and Performance Share Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan.
10.3* Letter Agreement dated February 25, 2019 between Realogy Holdings Corp. and M. Ryan Gorman.
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
32.2*    Certification for Realogy Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101     The following financial information from Realogy's Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REALOGY HOLDINGS CORP.
and
REALOGY GROUP LLC
(Registrants)

Date: May 4, 2022
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: May 4, 2022
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller