Form 10-Q
period 2022-06-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2022-08-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File No. 001-35674	Commission File No. 333-148153
Anywhere Real Estate Inc.	Anywhere Real Estate Group LLC
(Exact name of registrant as specified in its charter)	(Exact name of registrant as specified in its charter)
20-8050955	20-4381990
(I.R.S. Employer Identification Number)	(I.R.S. Employer Identification Number)
___________________________________________________________________________________________________

Delaware	175 Park Avenue
(State or other jurisdiction of incorporation or organization)	Madison, New Jersey 07940
(973) 407-2000	(Address of principal executive offices, including zip code)
(Registrants' telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
	Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Anywhere Real Estate Inc.	Common Stock, par value $0.01 per share	HOUS	New York Stock Exchange
Anywhere Real Estate Group LLC	None	None	None
Indicate by check mark whether the Registrants (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.
Anywhere Real Estate Inc. Yes ☑  No ☐ Anywhere Real Estate Group LLC Yes ☐  No ☑
Indicate by check mark whether the Registrants have submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrants were required to submit such files).
Anywhere Real Estate Inc. Yes ☑  No ☐ Anywhere Real Estate Group LLC Yes ☑  No ☐
Indicate by check mark whether the Registrants are large accelerated filers, accelerated filers, non-accelerated filers, smaller reporting companies, or emerging growth companies. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company
Anywhere Real Estate Inc.	☑	☐	☐	☐	☐
Anywhere Real Estate Group LLC	☐	☐	☑	☐	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 114,376,438 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of July 29, 2022.
~~__________________________________________________________________________________________________________________~~

INTRODUCTORY NOTE
Except as otherwise indicated or unless the context otherwise requires, the terms "we," "us," "our," "our company," "Anywhere" and the "Company" refer to Anywhere Real Estate Inc., a Delaware corporation, and its consolidated subsidiaries, including Anywhere Intermediate Holdings LLC, a Delaware limited liability company ("Anywhere Intermediate"), and Anywhere Real Estate Group LLC, a Delaware limited liability company ("Anywhere Group"). Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the consolidated financial positions, results of operations and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same.
As used in this Quarterly Report on Form 10-Q:
•"Senior Secured Credit Agreement" refers to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time, that governs our senior secured credit facility, or "Senior Secured Credit Facility;"
•"2023 Non-extended Revolving Credit Commitment" and "2025 Extended Revolving Credit Commitment" each refer to the applicable portion of the revolving credit facility under the Senior Secured Credit Facility at June 30, 2022 and are referred to collectively as the "Revolving Credit Facility" (see Note 10, "Subsequent Events", to the Consolidated Financial Statements for additional information);
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
•"4.875% Senior Notes", "5.75% Senior Notes" and "5.25% Senior Notes" refer to our 4.875% Senior Notes due 2023, 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030 (issued in January 2022), respectively, and are referred to collectively as the "Unsecured Notes;"
•"9.375% Senior Notes" refers to 9.375% Senior Notes due 2027 (redeemed in full in February 2022) and "7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025 (redeemed in full in February 2022); and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.

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

The following include some, but not all, of the risks and uncertainties that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to factors that impact homesale transaction volume, such as:
◦stagnant or declining home prices;
◦continued or accelerated declines in the number of home sales;
◦continued or accelerated increases in mortgage rates or tightened mortgage underwriting standards;
◦continued or accelerated reductions in housing affordability;
◦continued or accelerated declines in consumer demand; and
◦continued or accelerated declines in inventory or excessive inventory;
•We are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, which could include, but are not limited to:
◦contraction or stagnation in the U.S. economy;
◦geopolitical and economic instability, including as related to the conflict in Ukraine;
◦continued or accelerated increases in inflation; and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment or tax reform;
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
•The COVID-19 crisis has in the past, and may again (due to the impact of virus mutations or otherwise), amplify risks to our business, and that crisis or another pandemic or epidemic could again result in adverse macroeconomic conditions or the reinstatement of significant limitations on normal business operations;

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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of June 30, 2022, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 5, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of June 30, 2022, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2022 and 2021, and of cash flows for the six-month periods ended June 30, 2022 and 2021, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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

/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
August 5, 2022

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Revenues
Gross commission income	$1,757	$1,773	$3,004	$2,927
Service revenue	217	314	463	563
Franchise fees	125	147	224	252
Other	43	42	86	81
Net revenues	2,142	2,276	3,777	3,823
Expenses
Commission and other agent-related costs	1,402	1,373	2,390	2,258
Operating	356	422	762	806
Marketing	72	66	136	124
General and administrative	107	114	205	204
Former parent legacy cost, net	—	1	—	1
Restructuring costs, net	3	5	7	10
Impairments	—	1	—	2
Depreciation and amortization	55	51	106	102
Interest expense, net	28	57	46	95
Loss on the early extinguishment of debt	—	1	92	18
Other income, net	(7)	(16)	(138)	(18)
Total expenses	2,016	2,075	3,606	3,602
Income before income taxes, equity in losses (earnings) and noncontrolling interests	126	201	171	221
Income tax expense	32	60	44	77
Equity in losses (earnings) of unconsolidated entities	4	(10)	14	(41)
Net income	90	151	113	185
Less: Net income attributable to noncontrolling interests	(2)	(2)	(2)	(3)
Net income attributable to Anywhere and Anywhere Group	$88	$149	$111	$182

Earnings per share attributable to Anywhere shareholders:
Basic earnings per share	$0.76	$1.28	$0.95	$1.57
Diluted earnings per share	$0.75	$1.25	$0.93	$1.52
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	116.5	116.5	116.8	116.2
Diluted	117.8	119.3	118.9	119.4

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$90	$151	$113	$185
Currency translation adjustment	—	—	—	(1)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	—	1	1	2
Other comprehensive income, before tax	—	1	1	1
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive income, net of tax	—	1	1	1
Comprehensive income	90	152	114	186
Less: comprehensive income attributable to noncontrolling interests	(2)	(2)	(2)	(3)
Comprehensive income attributable to Anywhere and Anywhere Group	$88	$150	$112	$183

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$251	$735
Restricted cash	11	8
Trade receivables (net of allowance for doubtful accounts of $12 and $11)	136	123
Relocation receivables	273	139
Other current assets	201	183
Total current assets	872	1,188
Property and equipment, net	322	310
Operating lease assets, net	465	453
Goodwill	2,910	2,923
Trademarks	687	687
Franchise agreements, net	988	1,021
Other intangibles, net	159	171
Other non-current assets	575	457
Total assets	$6,978	$7,210
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$137	$130
Securitization obligations	175	118
Current portion of long-term debt	360	10
Current portion of operating lease liabilities	127	128
Accrued expenses and other current liabilities	519	666
Total current liabilities	1,318	1,052
Long-term debt	2,489	2,940
Long-term operating lease liabilities	423	417
Deferred income taxes	330	353
Other non-current liabilities	209	256
Total liabilities	4,769	5,018
Commitments and contingencies (Note 8)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 114,362,828 shares issued and outstanding at June 30, 2022 and 116,588,430 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	4,849	4,947
Accumulated deficit	(2,596)	(2,712)
Accumulated other comprehensive loss	(49)	(50)
Total stockholders' equity	2,205	2,186
Noncontrolling interests	4	6
Total equity	2,209	2,192
Total liabilities and equity	$6,978	$7,210
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income	$113	$185
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	106	102
Deferred income taxes	(4)	65
Impairments	—	2
Amortization of deferred financing costs and debt discount (premium)	5	6
Loss on the early extinguishment of debt	92	18
Gain on the sale of businesses, investments or other assets, net	(135)	(15)
Equity in losses (earnings) of unconsolidated entities	14	(41)
Stock-based compensation	14	14
Mark-to-market adjustments on derivatives	(35)	(7)
Other adjustments to net income	—	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(15)	(14)
Relocation receivables	(135)	(67)
Other assets	(36)	(14)
Accounts payable, accrued expenses and other liabilities	(170)	(63)
Dividends received from unconsolidated entities	1	38
Other, net	(20)	(21)
Net cash (used in) provided by operating activities	(205)	186
Investing Activities
Property and equipment additions	(56)	(50)
Payments for acquisitions, net of cash acquired	(14)	(3)
Net proceeds from the sale of businesses	62	15
Investment in unconsolidated entities	(15)	(7)
Proceeds from the sale of investments in unconsolidated entities	13	—
Other, net	17	(6)
Net cash provided by (used in) investing activities	7	(51)
See Notes to Condensed Consolidated Financial Statements.

	Six Months Ended June 30,
	2022	2021
Financing Activities
Repayments of Term Loan A Facility and Term Loan B Facility	—	(1,055)
Proceeds from issuance of Senior Notes	1,000	905
Redemption of Senior Secured Second Lien Notes	(550)	—
Redemption of Senior Notes	(550)	—
Repurchase of Senior Notes	(59)	—
Proceeds from issuance of Exchangeable Senior Notes	—	403
Payments for purchase of Exchangeable Senior Notes hedge transactions	—	(67)
Proceeds from issuance of Exchangeable Senior Notes warrant transactions	—	46
Amortization payments on term loan facilities	(4)	(6)
Net change in securitization obligations	57	40
Debt issuance costs	(18)	(20)
Cash paid for fees associated with early extinguishment of debt	(80)	(11)
Repurchase of common stock	(45)	—
Taxes paid related to net share settlement for stock-based compensation	(16)	(9)
Other, net	(17)	(18)
Net cash (used in) provided by financing activities	(282)	208
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(481)	343
Cash, cash equivalents and restricted cash, beginning of period	743	523
Cash, cash equivalents and restricted cash, end of period	$262	$866

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $2 for both periods presented)	$90	$83
Income tax payments, net	44	13
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)
1.    BASIS OF PRESENTATION
The Company changed its name from Realogy Holdings Corp. to Anywhere Real Estate Inc. effective June 9, 2022. Anywhere Real Estate Inc. ("Anywhere" or the "Company") is a holding company for its consolidated subsidiaries including Anywhere Intermediate Holdings LLC ("Anywhere Intermediate") and Anywhere Real Estate Group LLC ("Anywhere Group") and its consolidated subsidiaries. Anywhere, through its subsidiaries, is a global provider of residential real estate services. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the consolidated financial positions, results of operations, comprehensive income (loss) and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same.
The accompanying Condensed Consolidated Financial Statements include the financial statements of Anywhere and Anywhere Group. Anywhere's only asset is its investment in the common stock of Anywhere Intermediate, and Anywhere Intermediate's only asset is its investment in Anywhere Group. Anywhere's only obligations are its guarantees of certain borrowings and certain franchise obligations of Anywhere Group. All expenses incurred by Anywhere and Anywhere Intermediate are for the benefit of Anywhere Group and have been reflected in Anywhere Group's Condensed Consolidated Financial Statements.
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of June 30, 2022 and the results of operations and comprehensive income for the three and six months ended June 30, 2022 and 2021 and cash flows for the six months ended June 30, 2022 and 2021. The Consolidated Balance Sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.
The Company reports its operations in three business segments:
•Anywhere Brands ("Franchise Group"), formerly referred to as Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. This segment also includes the Company's lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group"), formerly referred to as Realogy Brokerage Group—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes the Company's share of equity earnings or losses for the RealSure and Real Estate Auction minority-owned joint ventures.
•Anywhere Integrated Services ("Title Group"), formerly referred to as Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. This segment also includes the Company's share of equity earnings or losses for Guaranteed Rate Affinity, the Company's minority-owned mortgage origination joint venture with Guaranteed Rate, Inc., and the Company's minority-owned Title Insurance Underwriter Joint Venture.
Sale of the Title Insurance Underwriter
On March 29, 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Title Group reportable segment), to an affiliate of Centerbridge for $210 million (prior to expenses and tax) and a 30% equity stake in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). Upon closing of the transaction, the Company received $208 million of cash and recorded a $90 million investment related to its 30% equity interest in the Title Insurance Underwriter Joint Venture. As a result of the transaction, the Company disposed of $166 million of net assets, including $152 million of cash held as statutory reserves by the Title Underwriter and $32 million of goodwill, and recognized a gain of $131 million, net of fees, recorded in the Other income, net line on the Condensed Consolidated Statements of Operations. As this transaction did not represent a strategic shift that will have a major effect on the Company’s operations or financial results, the Title Underwriter's operations have not been classified as discontinued operations.
In April 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity stake from 30% to 26%. The sale resulted in a gain of $4 million recorded in the Other income, net line on the Condensed Consolidated Statements of Operations. Refer Note 5, "Equity Method Investments", for additional information.
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

The following table summarizes fair value measurements by level at June 30, 2022 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other current and non-current liabilities)	—	2	—	2
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	17	17
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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2021	$9
Additions: contingent consideration related to acquisitions completed during the period	8
Reductions: payments of contingent consideration	—
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at June 30, 2022	$17
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2022		December 31, 2021
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$—	$—	$—	$—
Extended Term Loan A	228	215	232	231
7.625% Senior Secured Second Lien Notes	—	—	550	583
4.875% Senior Notes	347	333	407	418
9.375% Senior Notes	—	—	550	596
5.75% Senior Notes	900	687	900	923
5.25% Senior Notes	1,000	735	—	—
0.25% Exchangeable Senior Notes	403	295	403	399
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $32 million and $60 million for the three months ended June 30, 2022 and 2021, respectively, and an expense of $44 million and $77 million for the six months ended June 30, 2022 and 2021, respectively.

Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company enters into interest rate swaps to manage its exposure to changes in interest rates associated with its variable rate borrowings. As of June 30, 2022, the Company had interest rate swaps with an aggregate notional value of $1,000 million to offset the variability in cash flows resulting from the term loan facilities as follows:

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
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swap contracts	Other current and non-current liabilities	$2	$46
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Loss or (Gain) Recognized for Derivative Instruments	Loss or (Gain) Recognized on Derivatives
		Three Months Ended June 30,		Six Months Ended June 30,
		2022	2021	2022	2021
Interest rate swap contracts	Interest expense	$(9)	$6	$(35)	$(7)
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

	Three Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross commission income (a)	$—	$—	$1,757	$1,773	$—	$—	$—	$—	$1,757	$1,773
Service revenue (b)	74	60	6	8	137	246	—	—	217	314
Franchise fees (c)	237	259	—	—	—	—	(112)	(112)	125	147
Other (d)	28	28	12	10	7	9	(4)	(5)	43	42
Net revenues	$339	$347	$1,775	$1,791	$144	$255	$(116)	$(117)	$2,142	$2,276

	Six Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross commission income (a)	$—	$—	$3,004	$2,927	$—	$—	$—	$—	$3,004	$2,927
Service revenue (b)	129	107	12	15	322	441	—	—	463	563
Franchise fees (c)	417	440	—	—	—	—	(193)	(188)	224	252
Other (d)	60	54	23	20	12	15	(9)	(8)	86	81
Net revenues	$606	$601	$3,039	$2,962	$334	$456	$(202)	$(196)	$3,777	$3,823
______________
(a)Gross commission income at Owned Brokerage Group is recognized at a point in time at the closing of a homesale transaction.

(b)Service revenue primarily consists of title and escrow fees at Title Group and are recognized at a point in time at the closing of a homesale transaction. Service revenue at Franchise Group includes relocation fees, which are recognized as revenue when or as the related performance obligation is satisfied dependent on the type of service performed, and fees related to leads and related services, which are recognized at a point in time at the closing of a homesale transaction or at the completion of the related service.
(c)Franchise fees at Franchise Group primarily include domestic royalties which are recognized at a point in time when the underlying franchisee revenue is earned (upon close of the homesale transaction).
(d)Other revenue is comprised of brand marketing funds received from franchisees at Franchise Group and other miscellaneous revenues across all of the business segments.
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2022	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2022
Franchise Group:
Deferred area development fees (a)	$41	$1	$(2)	$40
Deferred brand marketing fund fees (b)	25	47	(49)	23
Deferred outsourcing management fees (c)	4	34	(29)	9
Other deferred income related to revenue contracts	9	24	(18)	15
Total Franchise Group	79	106	(98)	87
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	1	(1)	11
Other deferred income related to revenue contracts	3	3	(2)	4
Total Owned Brokerage Group	14	4	(3)	15
Total	$93	$110	$(101)	$102
_______________
(a)The Company collects initial area development fees ("ADF") for international territory transactions, which are recorded as deferred revenue when received and recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Anywhere’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination.
(b)Revenues recognized include intercompany marketing fees paid by Owned Brokerage Group.
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
Supplemental Cash Flow Information
Significant non-cash transactions during the six months ended June 30, 2022 included the establishment of a $90 million investment related to the Company's initial equity interest in the Title Insurance Underwriter Joint Venture in the first quarter of 2022. Significant non-cash transactions also included finance lease additions of $7 million and $3 million during the six months ended June 30, 2022 and 2021, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of June 30, 2022 have not changed materially from the amounts reported in the 2021 Form 10-K.

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

2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Balance at December 31, 2021	$2,506	$259	$158	$2,923
Goodwill acquired (a)	—	14	5	19
Goodwill reduction for sale of a business (b)	—	—	(32)	(32)
Balance at June 30, 2022	$2,506	$273	$131	$2,910

Accumulated impairment losses (c)	$1,447	$808	$324	$2,579
_______________
(a)Goodwill acquired during the six months ended June 30, 2022 relates to the acquisition of three real estate brokerage operations and two title and settlement operations.
(b)Goodwill reduction relates to the sale of the Title Underwriter during the first quarter of 2022 (see Note 1, "Basis of Presentation", for a description of the transaction).
(c)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Brokerage Acquisitions
The Company acquired three real estate brokerage operations through Owned Brokerage Group, for aggregate cash consideration of $13 million and established $6 million of contingent consideration. These acquisitions resulted in goodwill of $14 million, other intangibles of $5 million, other assets of $26 million and other liabilities of $26 million.
None of the acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
Intangible Assets
Intangible assets are as follows:

	As of June 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,022	$988	$2,010	$989	$1,021
Indefinite life—Trademarks (b)	$687		$687	$687		$687
Other Intangibles
Amortizable—License agreements (c)	$45	$14	$31	$45	$14	$31
Amortizable—Customer relationships (d)	456	355	101	456	345	111
Indefinite life—Title plant shares (e)	24		24	25		25
Amortizable—Other (f)	15	12	3	16	12	4
Total Other Intangibles	$540	$381	$159	$542	$371	$171
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
(d)Relates to the customer relationships at Franchise Group, Title Group and Owned Brokerage Group. These relationships are being amortized over a period of 7 to 20 years.
(e)Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(f)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 5 to 10 years.

Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Franchise agreements	$16	$17	$33	$34
Customer relationships	5	5	10	11
Other	4	1	6	1
Total	$25	$23	$49	$46
Based on the Company’s amortizable intangible assets as of June 30, 2022, the Company expects related amortization expense for the remainder of 2022, the four succeeding years and thereafter to be approximately $47 million, $89 million, $89 million, $89 million, $89 million and $720 million, respectively.
3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	June 30, 2022	December 31, 2021
Accrued payroll and related employee costs	$159	$284
Advances from clients	10	31
Accrued volume incentives	30	60
Accrued commissions	70	49
Restructuring accruals	8	10
Deferred income	69	59
Accrued interest	38	42
Current portion of finance lease liabilities	11	11
Due to former parent	20	19
Other	104	101
Total accrued expenses and other current liabilities	$519	$666

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Extended Term Loan A	227	231
7.625% Senior Secured Second Lien Notes	—	542
4.875% Senior Notes	347	406
9.375% Senior Notes	—	545
5.75% Senior Notes	899	898
5.25% Senior Notes	983	—
0.25% Exchangeable Senior Notes	393	328
Total Short-Term & Long-Term Debt	$2,849	$2,950
Securitization Obligations:
Apple Ridge Funding LLC	$174	$116
Cartus Financing Limited	1	2
Total Securitization Obligations	$175	$118

Indebtedness Table
As of June 30, 2022, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	(3)	$—	$ *	$—
Extended Term Loan A	(2) (4)	February 2025 (3)	228	1	227
Senior Notes	4.875%	June 2023	347	—	347
Senior Notes	5.75%	January 2029	900	1	899
Senior Notes (5)	5.25%	April 2030	1,000	17	983
Exchangeable Senior Notes (6)	0.25%	June 2026	403	10	393
Total Short-Term & Long-Term Debt			$2,878	$29	$2,849
Securitization obligations: (7)
Apple Ridge Funding LLC (8)		June 2023	$174	$ *	$174
Cartus Financing Limited (9)		September 2022	1	*	1
Total Securitization Obligations			$175	$—	$175
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of June 30, 2022, the Revolving Credit Facility includes available capacity under the 2023 Non-extended Revolving Credit Commitment of $477 million and available capacity under the 2025 Extended Revolving Credit Commitment of $948 million. As of June 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit. See Note 10, "Subsequent Events", for a description of amendments to the Senior Secured Credit Facility on July 27, 2022. On August 3, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Revolving Credit Facility and outstanding borrowings under the Extended Term Loan A at June 30, 2022 are based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2022. See Note 10, "Subsequent Events", for a description of amendments to the Senior Secured Credit Facility on July 27, 2022.
(3)The maturity date of the 2023 Non-Extended Revolving Credit Commitment under the Revolving Credit Facility is February 2023. The maturity date of each of the 2025 Extended Revolving Credit Commitment and Extended Term Loan A may spring forward to March 2, 2023 if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023).
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
(7)Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $254 million and $132 million of underlying relocation receivables and other related relocation assets at June 30, 2022 and December 31, 2021, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under these facilities amounted to $1 million in both the three months ended June 30, 2022 and 2021, as well as $2 million in both the six months ended June 30, 2022 and 2021. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.3% and 3.6% for the six months ended June 30, 2022 and 2021, respectively.
(8)In June 2022, Anywhere Group extended the existing Apple Ridge Funding LLC securitization program utilized by Cartus until June 2023. As of June 30, 2022, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $174 million being utilized leaving $26 million of available capacity.
(9)In January 2022, the program was amended and the revolving loan facility was reduced from £5 million to £2 million. As of June 30, 2022, Anywhere Group has, through a special purpose entity known as Cartus Financing Limited, agreements providing for a £2 million revolving loan facility (with the ability to increase up to £10 million) and a £5 million working capital facility. As of June 30, 2022, the Company had $18 million of borrowing capacity under the Cartus Financing Limited securitization program with $1 million being utilized leaving $17 million of available capacity.
Maturities Table
As of June 30, 2022, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2022 and each of the next four years is as follows:

Year	Amount
Remaining 2022 (a)	$6
2023 (b)	363
2024	22
2025	184
2026	403
_______________
(a)Remaining 2022 includes amortization payments for the Extended Term Loan A. The current portion of long-term debt of $360 million shown on the Condensed Consolidated Balance Sheets consists of $347 million in principal amount of 4.875% Senior Notes due June 2023 and four quarters of amortization payments for the Extended Term Loan A. There were no outstanding borrowings under the Revolving Credit Facility as of June 30, 2022, however any amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities.
(b)Includes $347 million in principal amount of 4.875% Senior Notes due June 2023.
Repurchase of 4.875% Senior Notes
During the second quarter of 2022, the Company used cash on hand to repurchase $60 million in principal amount of its 4.875% Senior Notes in open market purchases at an aggregate purchase price of $59 million, plus accrued interest to the repurchase date.
5.25% Senior Notes Issuance and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
On January 10, 2022, the Company issued $1,000 million aggregate principal amount of 5.25% Senior Notes due 2030. On February 4, 2022, the Company used the net proceeds from the issuance, together with cash on hand, to redeem in full both the $550 million aggregate principal amount of 9.375% Senior Notes and the $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date on both such notes. The 5.25% Senior Notes are unsecured senior obligations of Anywhere Group, mature on April 15, 2030 and bear interest at a rate of 5.25% per annum. Interest on the 5.25% Senior Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1, immediately preceding the interest payment date on April 15 and October 15 of each year, commencing April 15, 2022.
The 5.25% Senior Notes are jointly and severally guaranteed by each of Anywhere Group's existing and future U.S. subsidiaries that is a guarantor under its Senior Secured Credit Facility and Term Loan A Facility or that guarantees certain other indebtedness in the future (other than the Co-Issuer), subject to certain exceptions, and by Anywhere on an unsecured senior subordinated basis. The indenture governing the 5.25% Senior Notes contains various covenants that limit Anywhere Group and its restricted subsidiaries’ ability to take certain actions and are materially consistent with the covenants included in the indenture governing the 5.75% Senior Notes.
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
The consolidated leverage ratio is measured by dividing Anywhere Group's total net debt (excluding securitizations) by the trailing twelve-month EBITDA. EBITDA, as defined in the applicable indentures governing the Unsecured Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indenture governing the 5.25% Senior Notes and 5.75% Senior Notes is Anywhere Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
Exchangeable Senior Notes
In June 2021, Anywhere Group issued an aggregate principal amount of $403 million of 0.25% Exchangeable Senior Notes due 2026. The Company used a portion of the net proceeds from this offering to pay the cost of the exchangeable note hedge transactions described below (with such cost partially offset by the proceeds to the Company from the sale of the warrants pursuant to the warrant transactions described below).
The Exchangeable Senior Notes are unsecured senior obligations of Anywhere Group that mature on June 15, 2026. Interest on the Exchangeable Senior Notes is payable each year semiannually on June 15 and December 15.
The Exchangeable Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Anywhere Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Anywhere Group's outstanding debt securities and are guaranteed by Anywhere on an unsecured senior subordinated basis.
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
Upon exchange, Anywhere Group will pay cash up to the aggregate principal amount of the Exchangeable Senior Notes to be exchanged and pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at Anywhere Group's election, in respect of the remainder, if any, of its exchange obligation in excess of the aggregate principal amount of the Exchangeable Senior Notes being exchanged.
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
The Exchangeable Senior Notes will be redeemable, in whole or in part (subject to a partial redemption limitation described in the indenture governing the notes), at Anywhere Group's option at any time, and from time to time, on or after June 20, 2024 and on or before the 30th scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Exchangeable Senior Notes to be redeemed, plus accrued and unpaid interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the exchange price on (1) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date it sends the related redemption notice; and (2) the trading day immediately before the date it sends such notice. In addition, calling any

Exchangeable Senior Notes for redemption will constitute a Make-Whole Fundamental Change with respect to that note, in which case the exchange rate applicable to the exchange of that note will be increased in certain circumstances if it is exchanged with an exchange date occurring during the period from, and including, the date Anywhere Group sends the redemption notice to, and including, the second business day immediately before the related redemption date.
If certain corporate events that constitute a “Fundamental Change” (as defined in the indenture governing the Exchangeable Senior Notes) of the Company occur, then noteholders may require Anywhere Group to repurchase their Exchangeable Senior Notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes, among other things, certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
The indenture governing the Exchangeable Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Exchangeable Senior Notes to become or to be declared due and payable.
Under the accounting standards applicable at the time of issuance, exchangeable debt instruments that may be settled in cash were required to be separated into liability and equity components. The allocation to the liability component was based on the fair value of a similar instrument that does not contain an equity conversion option. Based on this debt-to-equity ratio, debt issuance costs are then allocated to the liability and equity components in a similar manner. Accordingly, at issuance on June 2, 2021, the Company allocated $319 million to the debt liability and $53 million to additional paid in capital. The difference between the principal amount of the Exchangeable Senior Notes and the liability component, inclusive of issuance costs, represented the debt discount, which the Company amortized to interest expense over the term of the Exchangeable Senior Notes using an effective interest rate of 4.375%. As a result, the Company recognized non-cash interest expense of $8 million related to the Exchangeable Senior Notes during 2021.
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
Exchangeable Note Hedge and Warrant Transactions
In connection with the pricing of the Exchangeable Senior Notes (and with the exercise by the initial purchasers of the notes to purchase additional notes), Anywhere Group entered into exchangeable note hedge transactions with certain counterparties (the "Option Counterparties"). The exchangeable note hedge transactions cover, subject to anti-dilution adjustments substantially similar to those applicable to the Exchangeable Senior Notes, the number of shares of the Company’s common stock underlying the Notes. The total cost of such exchangeable note hedge transactions was $67 million.
Concurrently with Anywhere Group entering into the exchangeable note hedge transactions, the Company entered into warrant transactions with the Option Counterparties whereby the Company sold to the Option Counterparties warrants to purchase, subject to customary adjustments, up to the same number of shares of the Company’s common stock. The initial strike price of the warrant transactions is $30.6075 per share. The Company received $46 million in cash proceeds from the sale of these warrant transactions.
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
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
During the six months ended June 30, 2022, the Company recorded a loss on the early extinguishment of debt of $92 million, as a result of the refinancing transactions in the first quarter of 2022, which includes $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes.
As a result of the refinancing transactions in the first quarter of 2021 and the pay down of $150 million of outstanding borrowings under the Term Loan B Facility in the second quarter of 2021, the Company recorded losses on the early extinguishment of debt of $18 million and wrote off certain financing costs of $1 million to interest expense during the six months ended June 30, 2021.
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
The Company has various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The Company's share of equity earnings or losses related to these investments are included in the financial results of the Title Group and Owned Brokerage Group reportable segments. The Company's equity method investment balances at June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Guaranteed Rate Affinity	$85	$94
Title Insurance Underwriter Joint Venture	72	—
Other Title Group equity method investments	8	8
Total Title Group equity method investments	165	102
Owned Brokerage Group equity method investments	35	29
Total equity method investments	$200	$131
Guaranteed Rate Affinity, the Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc., originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. The Company recorded equity in losses of $1 million and equity in earnings of $8 million related to its investment in Guaranteed Rate Affinity during the second quarter of 2022 and 2021, respectively. The Company recorded equity in losses of $9 million and equity in earnings of $38 million related to its investment in Guaranteed Rate Affinity during the six months ended June 30, 2022 and 2021, respectively. The Company received no cash dividends and $35 million in cash dividends from Guaranteed Rate Affinity during the six months ended June 30, 2022 and 2021, respectively.
The Company’s 26% equity interest in the Title Insurance Underwriter Joint Venture is accounted for as an equity method investment. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. In March 2022, the Company recorded a $90 million investment at the closing of the Title Underwriter sale transaction which represented the fair value of the Company's 30% equity interest based upon the agreed upon purchase price. Subsequent to the closing, the Company received a dividend equal to $12 million from the Title Insurance Underwriter Joint Venture. This dividend reduced the Company’s investment balance to $78 million as of March 31, 2022. In April 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party reducing the Company's equity stake from 30% to 26%. The sale resulted in a gain of $4 million recorded in the Other income, net line on the Condensed Consolidated Statements of Operations. The Company recorded $3 million of equity in earnings from the Title Insurance Underwriter Joint Venture during both the three and six months ended June 30, 2022.
The Company recorded no equity in earnings from the operations of Title Group's various other title related equity method investments during the second quarter of 2022 and $2 million of equity in earnings during the second quarter of 2021. The Company recorded equity in earnings of $1 million and equity in earnings of $3 million from the operations of Title Group's various other title related equity method investments during the six months ended June 30, 2022 and 2021, respectively. The Company received $1 million and $3 million in cash dividends from these equity method investments during the six months ended June 30, 2022 and 2021, respectively.
Owned Brokerage Group's equity method investments include RealSure, the Real Estate Auction Joint Venture and other brokerage related investments. RealSure, the Company's 49% owned joint venture with Home Partners of America, was formed in 2020 and is designed to offer home buyers and sellers options that give them a competitive edge when buying or selling a home, while also keeping the expertise of an independent sales agent at the center of the transaction. The Real Estate Auction Joint Venture, the Company's 50% owned unconsolidated joint venture with Sotheby's, was formed in 2021 and holds an 80% ownership stake in Sotheby's Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients. While the Company has certain governance rights over these equity method investments, the Company does not have a controlling financial or operating interest in the joint ventures. The Company recorded equity in losses of $6 million from the operations of Owned Brokerage Group's equity method investments during the second quarter of 2022 and recorded no equity in earnings or losses during the second quarter of 2021. The Company recorded equity in losses of $9 million from the operations of Owned Brokerage Group's equity method investments for the six months ended June 30, 2022 and recorded no equity in earnings or losses for the six months ended June 30, 2021. The Company invested $15 million and $3 million of cash into these equity method investments during the six months ended June 30, 2022 and 2021, respectively.
6.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere
Effective January 1, 2022, the Company adopted ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company recorded a net reduction to opening Accumulated deficit of $5 million and a net reduction to opening Additional paid-in capital of $53 million as of January 1, 2022 due to the cumulative impact of adopting this new standard. See Note 1, "Basis of Presentation—Recently Adopted Accounting Pronouncements", for additional information.

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2022	118.1	$1	$4,886	$(2,684)	$(49)	$3	$2,157
Net income	—	—	—	88	—	2	90
Repurchase of common stock	(3.9)	—	(45)	—	—	—	(45)
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	0.1	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at June 30, 2022	114.4	$1	$4,849	$(2,596)	$(49)	$4	$2,209

	Three Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2021	116.4	$1	$4,874	$(3,022)	$(59)	$3	$1,797
Net income	—	—	—	149	—	2	151
Other comprehensive income	—	—	—	—	1	—	1
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	0.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	—	—	(1)	—	—	—	(1)
Dividends	—	—	—	—	—	(1)	(1)
Balance at June 30, 2021	116.6	$1	$4,932	$(2,873)	$(58)	$4	$2,006

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net income	—	—	—	111	—	2	113
Other comprehensive income	—	—	—	—	1	—	1
Repurchase of common stock	(3.9)	—	(45)	—	—	—	(45)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	14	—	—	—	14
Issuance of shares for vesting of equity awards	2.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.8)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(4)	(4)
Balance at June 30, 2022	114.4	$1	$4,849	$(2,596)	$(49)	$4	$2,209

	Six Months Ended June 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	182	—	3	185
Other comprehensive income	—	—	—	—	1	—	1
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	—	—	1	—	—	—	1
Stock-based compensation	—	—	14	—	—	—	14
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(9)	—	—	—	(9)
Dividends	—	—	—	—	—	(3)	(3)
Balance at June 30, 2021	116.6	$1	$4,932	$(2,873)	$(58)	$4	$2,006
Condensed Consolidated Statement of Changes in Equity for Anywhere Group
The Company has not included a statement of changes in equity for Anywhere Group as the operating results of Anywhere Group are consistent with the operating results of Anywhere as all revenue and expenses of Anywhere Group flow up to Anywhere and there are no incremental activities at the Anywhere level. The only difference between Anywhere Group and Anywhere is that the $1 million in par value of common stock in Anywhere's equity is included in additional paid-in capital in Anywhere Group's equity.
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022.
For the three and six months ended June 30, 2022, the Company repurchased and retired 3.9 million shares of common stock for $45 million. As of June 30, 2022, $255 million remained available for repurchase under the share repurchase program.
Stock-Based Compensation
During the first quarter of 2022, the Company granted restricted stock units related to 0.9 million shares with a weighted average grant date fair value of $17.97 and performance stock units related to 0.8 million shares with a weighted average grant date fair value of $16.51. The Company granted all time-based equity awards in the form of restricted stock units which are subject to ratable vesting over a three-year period.

7.    EARNINGS PER SHARE
Earnings per share attributable to Anywhere
Basic earnings per common share is computed based on net income attributable to Anywhere stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that the Company could be obligated to issue from outstanding stock-based compensation awards and its Exchangeable Senior Notes and warrants if dilutive (see Note 4, "Short and Long-Term Debt", for further discussion). For purposes of computing diluted earnings per common share, weighted average common shares do not include potentially dilutive common shares if their effect is anti-dilutive. As such, the shares that the Company could be obligated to issue from its stock options, warrants and Exchangeable Senior Notes are excluded from the earnings per share calculation if the exercise or exchangeable price exceeds the average market price of common shares.
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of June 30, 2022 as the closing price of the Company's common stock as of June 30, 2022 was less than the initial exchange price.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to Anywhere shareholders	$88	$149	$111	$182
Denominator:
Weighted average common shares outstanding (denominator for basic earnings per share calculation)	116.5	116.5	116.8	116.2
Dilutive effect of stock-based compensation awards (a)	1.3	2.8	2.1	3.2
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings per share calculation)	117.8	119.3	118.9	119.4
Earnings per share attributable to Anywhere shareholders:
Basic earnings per share	$0.76	$1.28	$0.95	$1.57
Diluted earnings per share	$0.75	$1.25	$0.93	$1.52
_______________
(a)The three months ended June 30, 2022 and 2021, respectively, exclude 5.4 million and 4.7 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
The six months ended June 30, 2022 and 2021, respectively, exclude 4.7 million and 4.4 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
(b)Shares to be provided to the Company from the exchangeable note hedge transactions purchased concurrently with its issuance of Exchangeable Senior Notes in June 2021 are anti-dilutive and therefore they are not treated as a reduction to its diluted shares.
For the three and six months ended June 30, 2022, the Company repurchased and retired 3.9 million shares of common stock for $45 million. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries or regulatory actions related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters.

The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For other litigation for which a loss is reasonably possible, the Company is unable to estimate a range of reasonably possible losses.
The below captioned matters address certain current litigation involving the Company, including antitrust litigation, litigation related to the Telephone Consumer Protection Act (TCPA), worker classification litigation, and Company-initiated litigation and counterclaims against us.
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
The issues raised under the header "Antitrust Litigation" in this Note 8 on class actions challenging residential real estate industry rules for seller payment of buyer broker/agent commissions have never been previously adjudicated, are pending in multiple jurisdictions, claim to cover lengthy periods, and – given that antitrust laws generally provide for joint and several liability and treble damages – could result in a broad range of outcomes, which makes it difficult to predict possible damages or how legal, fact and damages issues will be resolved. We believe that additional antitrust litigation may be possible depending on decisions in pending litigation or regulatory developments affecting the industry.
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
However, the Company disputes the allegations against it in each of the captioned matters described below and will vigorously defend these actions.
The matters below are presented as currently captioned, but as noted elsewhere in this Quarterly Report, Realogy Holdings Corp. has been renamed Anywhere Real Estate Inc.
Antitrust Litigation
Burnett, Hendrickson, Breit, Trupiano, and Keel v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a certified class action complaint filed on April 29, 2019, amended on June 21, 2019, June 30, 2021 and May 6, 2022 (formerly captioned as Sitzer).
The plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies and rules for the multiple listing services and its member brokers that require brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs' experts argue that “but for” the NAR policies and rules, these offers of buyer broker compensation would not be made and seek the recovery of any commissions paid to buyers’ brokers as to both brokerage and franchised operations.
The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the brokerage/franchisor defendants conspired with NAR by requiring their respective franchisees to comply with NAR’s policies, rules and Code of Ethics, and engaged in other allegedly anticompetitive conduct including, but not limited to, steering and agent education that allegedly promotes the practice of paying buyer broker compensation and discourages commission negotiation. Plaintiffs’ experts also dispute defendants’ contention that the practice of offering and paying buyer broker compensation is based on natural and legitimate economic incentives and benefits that would exist irrespective of the challenged NAR policies and rules and also contend that international practices are comparable benchmarks.
The Burnett litigation is limited both in allegations and relief sought to home sellers who from April 29, 2015, to the present used a listing broker affiliated with one of the brokerage/franchisor defendants in four MLSs that primarily serve the State of Missouri, purportedly in violation of federal and Missouri antitrust laws. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or from otherwise restricting competition among brokers, an award of damages and/or restitution for the class period, attorneys fees and costs of suit. Plaintiffs allege joint and several liability and seek treble damages.
In addition, the plaintiffs include a cause of action for alleged violations of the Missouri Merchandising Practices Act, or MMPA, on behalf of Missouri residents only, with a class period that commences April 29, 2014.
On August 22, 2019, the Court denied defendants’ motions to transfer the litigation to the U.S. District Court for the Northern District of Illinois, and on October 16, 2019, the Court denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the Department of Justice (“DOJ”) filed a statement of interest and appearances for this matter and, in July 2020 and July 2021, requested the Company provide it with all materials produced for this matter.
The Court granted class certification on April 22, 2022. The Company's petition for an interlocutory appeal of the class certification decision was denied by the United States Court of Appeals for the Eighth Circuit on June 2, 2022. Discovery between the plaintiffs and defendants is ongoing and the parties have submitted their expert reports (which remain subject to rebuttal reports). The deadline for the parties to file any motions for summary judgment is August 29, 2022, and oral argument on the summary judgment is scheduled for November 18, 2022. The Court has set a trial date for February 21, 2023.
Moehrl, Cole, Darnell, Ramey, Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). The Moehrl complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Burnett litigation, however, it is brought on behalf of home sellers in 20 MLSs in various parts of the country that do not overlap with the Burnett MLSs. In contrast to the Burnett plaintiffs, the Moehrl plaintiffs acknowledge that there are economic reasons why a seller would offer buyer compensation, but plaintiffs allege that buyer brokers are overpaid due to the mandatory nature of the applicable NAR policies and rules.
In October 2019, the DOJ filed a statement of interest for this matter. A motion to appoint lead counsel in the case was granted on an interim basis by the Court in May 2020. In October 2020, the Court denied the separate motions to dismiss filed in August 2019 by each of NAR and the Company (together with the other defendants named in the amended Moehrl complaint). Plaintiffs filed their motion for class certification on February 23, 2022. The Company’s opposition to the plaintiffs' class certification motion was filed on May 31, 2022, with plaintiffs’ reply in further support of their motion due August 22, 2022. Discovery between the plaintiffs and defendants is ongoing.
Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division). In this putative nationwide class action filed on January 25, 2021 (formerly captioned as Leeder), the plaintiffs take issue with certain NAR policies, including those related to buyer broker compensation at issue in the Moehrl and Burnett matters as well as those at issue in the 2020 settlement between the DOJ and NAR, but claim the alleged conspiracy has harmed buyers (instead of sellers). The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and were unjustly enriched, and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The Company (together with the other companies named in the complaint) filed a motion to dismiss the complaint on April 20, 2021 and, on June 4, 2021, the plaintiff filed his opposition to which the defendants replied on July 6, 2021. On May 2, 2022, the Court granted the motion to dismiss without prejudice. On July 6, 2022, plaintiffs filed an amended complaint substituting in eight new named plaintiffs and no longer naming Leeder as named plaintiff, that may consequently be referred to as Batton v. The National Association of Realtors, et al. The amended complaint is substantially similar to the original complaint but, in addition to the federal Sherman Act and unjust enrichment claims, plaintiffs have added two claims based on certain state antitrust statutes and consumer protection statutes.
Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020, wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl and Burnett matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service (MLS Property Information Network, Inc.) that is owned by realtors, including in part by one of the Company's company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. On December 10, 2021, the Court denied the motion to dismiss filed in March 2021 by the Company (together with the other defendants named in the complaint). On March 1, 2022, plaintiffs filed an amended complaint substituting in two new named plaintiffs and no longer naming the Baumans as named plaintiffs, that may consequently be referred to as Nosalek v. MLS Property Information Network, Inc. The lawsuit seeks to represent a class of sellers who used a listing broker affiliated with one of the brokerage/franchisor defendants to list a property in the MLS Property Information Network, Inc. Discovery between the plaintiffs and defendants has commenced.
Telephone Consumer Protection Act Litigation
Bumpus, et al. v. Realogy Holdings Corp., et al. (U.S. District Court for the Northern District of California, San Francisco Division). In this class action filed on June 11, 2019, against Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC ), Anywhere Real Estate Services Group LLC (f/k/a Realogy Services Group LLC), and Anywhere Advisors LLC (f/k/a Realogy Brokerage Group LLC and NRT LLC), and Mojo Dialing Solutions, LLC, plaintiffs allege that independent sales agents affiliated with Anywhere Advisors LLC violated the Telephone Consumer Protection Act of 1991 (TCPA) using dialers provided by Mojo and others. Plaintiffs seek relief on behalf of a National Do Not Call Registry class, an Internal Do Not Call class, and an Artificial or Prerecorded Message class. In March 2022, the Court granted plaintiffs’ motion for class certification for the foregoing classes as to the Anywhere defendants but not as to co-defendant Mojo and dismissed Mojo from the case. Plaintiffs and the Anywhere defendants’ cross-motions for summary judgment were denied without prejudice on May 11, 2022. The Company's petition for permission to appeal the class certification filed with the 9th Circuit Court of Appeals was denied and the Plaintiffs’ class notice plan was approved on May 26, 2022. On August 1, 2022, the Court set a trial date for November 28, 2022. A mediation between the parties is currently scheduled for August 25, 2022, however, we can provide no assurance as to whether such mediation may be successful.
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
•that independent residential real estate sales agents engaged by our company owned brokerages or by affiliated franchisees—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against our Owned Brokerage Group for breach of contract, wage and hour classification claims, wrongful discharge, unemployment and workers' compensation and could seek benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees or make similar claims against Franchise Group as an alleged joint employer of an affiliated franchisee’s independent sales agents;
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
* * *
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant.
The due to former parent balance was $20 million at June 30, 2022 and $19 million at December 31, 2021, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $1,420 million at June 30, 2022 and while these deposits are not assets of the Company (and therefore are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.

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

	Revenues (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Franchise Group	$339	$347	$606	$601
Owned Brokerage Group	1,775	1,791	3,039	2,962
Title Group	144	255	334	456
Corporate and Other (b)	(116)	(117)	(202)	(196)
Total Company	$2,142	$2,276	$3,777	$3,823
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $116 million and $202 million for the three and six months ended June 30, 2022, respectively, and $117 million and $196 million for the three and six months ended June 30, 2021, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Franchise Group	$204	$224	$342	$365
Owned Brokerage Group	11	70	(29)	65
Title Group	21	55	18	116
Corporate and Other (a)	(34)	(39)	(60)	(74)
Total Company	$202	$310	$271	$472

Less: Depreciation and amortization	55	51	106	102
Interest expense, net	28	57	46	95
Income tax expense	32	60	44	77
Restructuring costs, net (b)	3	5	7	10
Impairments (c)	—	1	—	2
Former parent legacy cost, net (d)	—	1	—	1
Loss on the early extinguishment of debt (d)	—	1	92	18
Gain on the sale of businesses, investments or other assets, net (e)	(4)	(15)	(135)	(15)
Net income attributable to Anywhere and Anywhere Group	$88	$149	$111	$182
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended June 30, 2022 includes restructuring charges of $1 million at Franchise Group, $1 million at Owned Brokerage Group and $1 million at Corporate and Other.
The three months ended June 30, 2021 includes restructuring charges of $1 million at Franchise Group, $2 million at Owned Brokerage Group and $2 million at Corporate and Other.

The six months ended June 30, 2022 includes restructuring charges of $2 million at Franchise Group, $3 million at Owned Brokerage Group and $2 million at Corporate and Other.
The six months ended June 30, 2021 includes restructuring charges of $3 million at Franchise Group, $4 million at Owned Brokerage Group and $3 million at Corporate and Other.
(c)Non-cash impairments for the three and six months ended June 30, 2021 primarily relate to lease asset and software impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of businesses, investments or other assets, net is recorded in Title Group related to the sale of the Title Underwriter during the first quarter of 2022 and the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the second quarter of 2022. Gain on the sale of businesses, investments or other assets, net is recorded in Owned Brokerage Group during the three and six months ended June 30, 2021.

10.    SUBSEQUENT EVENTS
On July 27, 2022, Anywhere Group entered into an eleventh amendment to the Senior Secured Credit Agreement (the "Eleventh Amendment"). The Eleventh Amendment terminates the 2023 Non-extended Revolving Credit Commitments due February 2023 and:
•extends the maturity of the $1,100 million resulting Revolving Credit Facility to July 2027, subject to the springing maturity dates described below:
◦if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Revolving Credit Facility will be March 2, 2023;
◦if on or before March 16, 2026, the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026), the maturity date of the Revolving Credit Facility will be March 16, 2026; and
◦if on or before February 8, 2025, the “term A loans” under the Company’s Term Loan A Agreement have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise repaid by February 8, 2025), the maturity date of the Revolving Credit Facility will be February 8, 2025;
•makes certain other modifications to the Senior Secured Credit Agreement; and
•replaces LIBOR with a Term SOFR-based rate as the applicable benchmark for the Revolving Credit Facility (the applicable margin for the Revolving Credit Facility remains the same, but the Term SOFR-based rate will include a 10 basis point credit spread adjustment).

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2021 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" in this Quarterly Report as well as our 2021 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group") formerly referred to as Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of June 30, 2022, our real estate franchise systems and proprietary brands had approximately 338,200 independent sales agents worldwide, including approximately 197,600 independent sales agents operating in the U.S. (which included approximately 58,800 company owned brokerage independent sales agents). As of June 30, 2022, our real estate franchise systems and proprietary brands had approximately 20,900 offices worldwide in 120 countries and territories, including approximately 5,800 brokerage offices in the U.S. (which included approximately 710 company owned brokerage offices). This segment also includes our lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group") formerly referred to as Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 710 owned and operated brokerage offices with approximately 58,800 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our RealSure and Real Estate Auction minority-owned joint ventures.
•Anywhere Integrated Services ("Title Group") formerly referred to as Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. This segment also includes the Company's share of equity earnings or losses for Guaranteed Rate Affinity, our minority-owned mortgage origination joint venture with Guaranteed Rate, Inc., and for our minority-owned Title Insurance Underwriter Joint Venture.
Our technology and data organization is dedicated to providing innovative technology products and solutions that support the productivity and success of Anywhere’s businesses, brands, brokers, agents, and consumers.
RECENT DEVELOPMENTS
Amendment to the Senior Secured Credit Facility
In July 2022, we entered into an amendment to the Senior Secured Credit Agreement, which terminated the 2023 Non-extended Revolving Credit Commitments and:
•extends the maturity of the $1,100 million resulting Revolving Credit Facility to July 2027 (subject to certain earlier springing maturity dates);
•replaces LIBOR with a Term SOFR-based rate as the applicable benchmark for the Revolving Credit Facility; and
•makes certain other modifications to the Senior Secured Credit Agreement.
See Note 10, "Subsequent Events", to the Condensed Consolidated Financial Statements for additional information.

Capital Resources Update
During the second quarter of 2022, the Company repurchased and retired 3.9 million shares of common stock for $45 million. As of June 30, 2022, approximately $255 million of authorization remains available for the repurchase of shares under the February 2022 share repurchase program. Refer to "Part II—Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for additional information on the Company's share repurchase program.
During the second quarter of 2022, the Company repurchased $60 million in principal amount of its 4.875% Senior Notes through open market purchases at an aggregate purchase price of $59 million.
CURRENT BUSINESS AND INDUSTRY TRENDS
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Brokerage Group, both on a combined and individual basis, for each of the three and six months ended June 30, 2022 as compared to the corresponding prior period:

	Three Months Ended June 30, 2022	Six Months Ended June 30, 2022
Anywhere Combined
Homesale transaction volume*	(6)%	(2)%
Closed homesale sides	(15)%	(13)%
Average homesale price	11%	13%
Anywhere Brands - Franchise Group
Homesale transaction volume*	(9)%	(5)%
Closed homesale sides	(18)%	(15)%
Average homesale price	10%	12%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	—%	4%
Closed homesale sides	(8)%	(6)%
Average homesale price	8%	11%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
We believe constrained inventory contributed to the declines in closed homesale sides, with the largest decreases in homes with average sales prices below $500,000, particularly in the Northeast and West regions, driven by California. The delta between Owned Brokerage Group and Franchise Group was driven in part by acquisitions as well as geographic and luxury mix at Owned Brokerage Group.
Low inventory strongly contributed to higher average homesale price, with both Franchise Group and Owned Brokerage Group also benefiting from relative strength at the high-end of the housing market. Owned Brokerage Group additionally benefited from its concentrated geographic footprint in certain major metropolitan markets, including New York City.
Rapidly rising mortgage rates, high inflation, declining affordability (including as related to continuing increases in average homesale price), and broader macroeconomic concerns had a dampening impact on consumer demand, particularly later in the second quarter of 2022. The U.S. Federal Reserve Board continues to take aggressive action intended to try to control inflation, including raising the target federal funds rate by three-quarters of a percentage point in both June and July 2022, which strongly contributes to rising mortgage rates. For the week ending July 29, 2022, mortgage rates on a 30-year fixed-rate mortgage averaged 5.30%, an increase of 110 basis points since March 31, 2022 and an increase of nearly 250 basis points over the past 12 months. This mortgage rate of 5.30% is more than 150 basis points over the 10-year average, according to Freddie Mac.
We believe that in the second half of 2022, economic pressures and concerns most likely will continue to have a negative impact on consumer demand and affordability. Accordingly, we expect we will have a more significant decline in homesale transaction volume during the second half of the year, primarily due to fewer homesale transactions as well as smaller increases in average homesale price. We have begun to take additional permanent and temporary cost savings actions to offset, in part, the expected declines in homesale transaction volume in the second half of 2022, including reductions in the near term on spending on certain variable and semi-variable expenses as well as certain longer term actions, such as administrative and retail office footprint reductions and streamlining our administrative support cost structure. We will continue to adjust our workforce to adapt to fluctuations in volume demand in our businesses.
Title Group. Refinancing volumes are inherently cyclical and are also highly correlated with (and particularly sensitive to) increases in mortgage rates. Our financial results are typically negatively impacted by a high interest rate environment as increasing mortgage rates generally result in decreased refinancing and homesale transactions that in turn results in decreased title services and mortgage origination activity.
We believe that the rising mortgage rate environment impacted Title Group's results starting in the first quarter of 2022, with refinancing title and closing units declining 62%, purchase title and closing units declining 7%, and equity in earnings from Guaranteed Rate Affinity declining $47 million, during the six months ended June 30, 2022 as compared to the prior year.
Fewer homesale transactions (due to increases in mortgage rates, constraints in inventory, declines in affordability, or otherwise), generally result in decreased title services and mortgage origination activity. For example, the number of purchase title and closing units at Title Group declined 9% in the second quarter of 2022 compared to the prior period, as the number of homesale transactions at Owned Brokerage Group declined 8%.
Equity in earnings at Guaranteed Rate Affinity declined from earnings of $8 million in the second quarter of 2021 to losses of $1 million in the second quarter of 2022 and declined from earnings of $38 million during the six months ended June 30, 2021 to losses of $9 million during the six months ended June 30, 2022. The declines were primarily driven by higher mortgage rates, the impact of mark-to-market adjustments on the mortgage loan pipeline and significant gain-on-sale margin compression due to the highly competitive mortgage industry, lower refinancing volume and increased headcount to grow the business and its market share. Operating margins are expected to continue to be compressed due to competitive factors related to decreased demand and the significant increase in mortgage rates, resulting in a material decline in equity in earnings year-over-year from this joint venture.
In the first quarter of 2022, Title Group closed the sale of our former Title Underwriter in exchange for cash and a 30% minority equity stake in the form of common units in a Title Insurance Underwriter Joint Venture that owns the Title Underwriter. In the second quarter of 2022, Title Group sold a portion of its minority interest in the Title Insurance Underwriter Joint Venture reducing its equity stake from 30% to 26%.
As a minority held joint venture, equity earnings or losses related to our minority interest in the Title Insurance Underwriter Joint Venture are included in the financial results of Title Group, but are not reported as revenue to Title Group. The sale of the Title Underwriter resulted in declines of $102 million in underwriter revenue and $19 million in Operating EBITDA in the second quarter of 2022 as compared to the second quarter of 2021, with $3 million of equity in earnings attributable to the Title Insurance Underwriter Joint Venture partially offsetting the decline in earnings.
Title Group also includes our 51% majority interest in REALtech Title LLC ("REALtech"), a joint venture with an affiliate of Home Partners of America, which provides title and settlement services to various buyers and sellers in real estate purchase transactions.
Mortgage Rates. A wide variety of factors can contribute to mortgage rates, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels and foreclosure rates.
In May 2022, the Federal Reserve Board increased the target federal funds rate by half of a percentage point and in June 2022, increased the rate by three-quarters of a percentage point—its largest rate increase since 1994. An additional 75 basis point increase was approved by the Federal Reserve Board on July 26, 2022, bringing the target federal funds rate to a range of between 2.25% and 2.50%. Economic projections released by the Federal Reserve Board in March 2022 show that officials expect to raise interest rates at each of its remaining meetings in 2022 in order to help control inflation.
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage increased to an average of 5.24% for the second quarter of 2022 compared to 3.00% for the second quarter of 2021. On June 30, 2022, mortgage rates on a 30-year fixed-rate mortgage were 5.52%, or approximately 240 basis points higher than on December 31, 2021 and approximately 170 basis points higher than the 10-year average of 3.79% on a 30-year fixed-rate mortgage, according to Freddie Mac.

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
Yields on the 10-year Treasury note were 2.98% as of June 30, 2022 compared to 1.45% as of June 30, 2021. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates. In July 2022, the Federal Reserve confirmed that it will continue reducing its holdings of agency mortgage-backed securities and debt as well as Treasury securities. Additionally, banks may tighten mortgage standards, which could limit the availability of mortgage financing.
Inflation. U.S. consumers have been and may continue to be impacted by the current inflationary environment. The Consumer Price Index for All Urban Consumers, or CPI, rose 9.1% for the 12 months ending June 30, 2022 (not seasonally adjusted), the largest 12-month increase since the period ending November 1981, according to the U.S. Bureau of Labor Statistics. The CPI measures the average change in prices paid by urban consumers for a market basket of consumer goods and services. Volatility in the macroeconomic environment, including in connection with Russia's invasion of Ukraine, may further exacerbate inflationary pressures.
Inventory. Insufficient inventory levels generally have a negative impact on homesale transaction growth, and we believe this factor has contributed to a decline in homesale transactions since the second half of 2021. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet demand. Additional inventory pressure arises from periods of slow or decelerated new housing construction, real estate models that purchase homes for rental use (rather than resale), and alternative competitors, such as traditional iBuying models.
Low housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. Average sales price has increased significantly over the past two years, which we believe has contributed to further deterioration of inventory at lower price points. We estimate that inventory under $500,000 at Owned Brokerage Group declined 8% and inventory over $500,000 increased 12% as of June 30, 2022 compared to June 30, 2021.
We believe that the speed of inventory supply turnover, which increased significantly over the past two years, began to plateau in the second quarter of 2022. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract was a median of 13 days and 12 days on the market in the second quarters of 2022 and 2021, respectively, as compared to a median 26 days on the market in the second quarter of 2020.
Affordability. The rapid increase in mortgage rates and inflation discussed above has had a corresponding negative impact on affordability, which has also been meaningfully impacted by rising home prices that are related, in part, to prolonged inventory constraints. Accordingly, we believe housing affordability has declined significantly year-over-year as well as since the first quarter of 2022. Housing affordability may be further impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, declining or stagnant wages, or other economic challenges.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by our affiliated franchisees. In the second quarter of 2022, agents affiliated with our company owned brokerages grew 6% (or 9%, including the impact of Owned Brokerage Group's acquisition of a large former franchisee of Franchise Group in the second quarter of 2022) and, based on information from such franchisees, agents affiliated with our U.S. franchisees declined 1% (taking into account the impact of the Owned Brokerage acquisition of the franchisee in the second quarter of 2022), in each case as compared to June 30, 2021.
Aggressive competition for the affiliation of independent sales agents in this industry continues to make recruitment and retention efforts at both Franchise Group and Owned Brokerage Group challenging, in particular with respect to more productive sales agents, and has in the past and may continue to have a negative impact on our market share. These competitive market factors along with other trends (such as changes in the spending patterns of independent sales agents, as more agents purchase services from third parties outside of their affiliated broker) are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents. If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned residential brokerages could continue to be adversely affected. Similarly, franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
Relocation Spending. Global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move, as well as lower volume growth, our relocation operations have been increasingly subject to a competitive pricing environment and lower average revenue per relocation. The COVID-19 crisis, along with related ongoing travel restrictions in the U.S. and elsewhere, previously exacerbated these trends and could again put pressure on the financial results of Cartus (part of the Franchise Group segment), which may not return to levels consistent with those prior to the onset of the crisis. In addition, the greater acceptance of remote work arrangements has the potential to have a negative impact on relocation volumes in the long-term.
Other Trends. For information on additional industry trends impacting our business, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K under Current Business and Industry Trends, subheadings "Non-Traditional Competition and Industry Disruption", "New Development", and "Leads Generation".
For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see "Part I., Item 1.—Business—Government and Other Regulations" in our 2021 Form 10-K.
* * *
Note regarding NAR revision of Average Sale Price Data. Please see our Current Report on Form 8-K filed on July 25, 2022 for information concerning NAR's revision of average sales price data for U.S. existing homes and its cautionary language with respect to the comparability and reliability of such data as well as related matters.
Other Third Party Data. This Quarterly Report includes data and information obtained from independent sources such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S. Bureau of Labor Statistics, and the U.S. Federal Reserve Board. We caution that such information is subject to change and do not endorse or suggest reliance on this data or information alone.
KEY DRIVERS OF OUR BUSINESSES
Within Franchise Group and Owned Brokerage Group, we measure operating performance using the following key operating metrics: (i) closed homesale sides, which represents either the "buy" side or the "sell" side of a homesale transaction, (ii) average homesale price, which represents the average selling price of closed homesale transactions, and (iii) average homesale broker commission rate, which represents the average commission rate earned on either the "buy" side or "sell" side of a homesale transaction.
For Franchise Group, we also use net royalty per side, which represents the royalty payment to Franchise Group for each homesale transaction side taking into account royalty rates, homesale price, average broker commission rates, volume incentives achieved and other incentives. We utilize net royalty per side as it includes the impact of changes in average homesale price as well as all incentives and represents the royalty revenue impact of each incremental side.
For Owned Brokerage Group, we also use gross commission income per side, which represents gross commission income divided by closed homesale sides. Gross commission income includes commissions earned in homesale transactions and certain other activities, primarily leasing transactions. Owned Brokerage Group, as a franchisee of Franchise Group, pays a royalty fee of approximately 6% per transaction to Franchise Group from the commission earned on a real estate transaction. The remainder of gross commission income is split between the broker (Owned Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement (which specifies the portion of the broker commission to be paid to the agent), which varies by agent agreement.
For Title Group, operating performance is evaluated using the following key metrics: (i) purchase title and closing units, which represent the number of title and closing units we process as a result of home purchases, (ii) refinance title and closing units, which represent the number of title and closing units we process as a result of homeowners refinancing their home loans, and (iii) average fee per closing unit, which represents the average fee we earn on purchase title and refinancing title sides.

The following table presents our drivers for the three and six months ended June 30, 2022 and 2021. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2022	2021	% Change	2022	2021	% Change
Anywhere Brands - Franchise Group (a) (b)
Closed homesale sides	263,600	320,463	(18)%	481,364	565,161	(15)%
Average homesale price	$475,361	$430,756	10%	$463,549	$414,842	12%
Average homesale broker commission rate	2.43%	2.46%	(3) bps	2.43%	2.46%	(3) bps
Net royalty per side	$450	$418	8%	$433	$402	8%
Anywhere Advisors - Owned Brokerage Group (b)
Closed homesale sides	96,029	103,945	(8)%	167,400	178,938	(6)%
Average homesale price	$735,013	$678,978	8%	$722,764	$649,634	11%
Average homesale broker commission rate	2.41%	2.43%	(2) bps	2.40%	2.43%	(3) bps
Gross commission income per side	$18,297	$17,053	7%	$17,947	$16,357	10%
Anywhere Integrated Services - Title Group
Purchase title and closing units (c)	41,483	45,563	(9)%	72,350	78,065	(7)%
Refinance title and closing units (d)	4,712	13,730	(66)%	12,780	33,536	(62)%
Average fee per closing unit (e)	$3,264	$2,720	20%	$3,158	$2,546	24%
_______________
(a)Includes all franchisees except for Owned Brokerage Group.
(b)In June 2022, Owned Brokerage Group acquired a franchisee formerly reported under Franchise Group. As a result of the acquisition, the drivers of the acquired entity shifted from Franchise Group to Owned Brokerage Group. Excluding the impact of the acquisition for the three and six months ended June 30, 2022, closed homesale sides for (i) Franchise Group would have improved to (17)% and (14)%, respectively, and (ii) Owned Brokerage Group would have decreased to (10)% and (8)%, respectively. The acquisition did not have a significant impact on the change in average homesale price for Franchise Group or Owned Brokerage Group in the three or six months ended June 30, 2022.
(c)Purchase title and closing units for the three and six months ended June 30, 2021 were revised to reflect a decrease of 1,812 and 3,138 units, respectively. The change was for the number of units only and did not impact revenue.
(d)Refinance title and closing units for the three and six months ended June 30, 2021 were revised to reflect a decrease of 742 and 1,403 units, respectively. The change was for the number of units only and did not impact revenue.
(e)With the change in units noted above, Average fee per closing unit for the three and six months ended June 30, 2021 was updated to reflect an increase of $112 and $100 per closing unit, respectively.
A decline in the number of homesale transactions and/or decline in homesale prices could adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, (iii) reducing the demand for services offered through Title Group, including title, escrow and settlement services or the services of our mortgage origination or other joint ventures, and (iv) increasing the risk of franchisee default due to lower homesale volume. Our results could also be negatively affected by a decline in commission rates charged by brokers, greater commission payments to independent sales agents, lower royalty rates from franchisees or an increase in other incentives paid to franchisees, among other factors.
We attribute the 3 basis point decline in average homesale broker commission rate in the first half of 2022 at Owned Brokerage Group and Franchise Group over the prior period to price and geographic mix. Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
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

Transaction volume growth has generally exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of other sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation. If the amount of gross commission income generated by our top 250 franchisees continues to grow at a quicker pace relative to our other franchisees, we would expect our royalty revenue to continue to increase, but at a slower pace than homesale transaction volume, due to franchisee achievement of progressive volume incentives and more favorable royalty pricing and incentives. Likewise, our royalty revenue would continue to increase, but at a slower pace than homesale transaction volume, if the gross commission income generated by all of our franchisees grows faster than the applicable annual volume incentive table increase or if we increase our use of standard volume or other incentives. However, in the event that the gross commission income generated by our franchisees increases as a result of increased transaction volume, we would expect to recognize an increase in overall royalty payments to us.
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, we may, from time to time, introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above and continued concentration among our top 250 franchisees; however, these pressures were more than offset by increases in homesale prices during 2020 and 2021 as well as in the three and six-month period ended June 30, 2022.
Owned Brokerage Group has a significant concentration of real estate brokerage offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts, while Franchise Group has franchised offices that are more widely dispersed across the United States. Accordingly, operating results and homesale statistics may differ between Owned Brokerage Group and Franchise Group based upon geographic presence and the corresponding homesale activity in each geographic region. In addition, the share of commissions earned by independent sales agents directly impacts the margin earned by Owned Brokerage Group. Such share of commissions earned by independent sales agents varies by region and commission schedules are generally progressive to incentivize sales agents to achieve higher levels of production.
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

Three Months Ended June 30, 2022 vs. Three Months Ended June 30, 2021
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2022	2021	Change
Net revenues	$2,142	$2,276	$(134)
Total expenses	2,016	2,075	(59)
Income before income taxes, equity in losses (earnings) and noncontrolling interests	126	201	(75)
Income tax expense	32	60	(28)
Equity in losses (earnings) of unconsolidated entities	4	(10)	14
Net income	90	151	(61)
Less: Net income attributable to noncontrolling interests	(2)	(2)	—
Net income attributable to Anywhere and Anywhere Group	$88	$149	$(61)

Net revenues decreased $134 million or 6% for the three months ended June 30, 2022 compared with the three months ended June 30, 2021 driven primarily by the sale of the Title Insurance Underwriter during the first quarter of 2022 and lower homesale transaction volume at Franchise Group and Owned Brokerage Group as the decline in homesale transactions more than offset homesale price appreciation.
Total expenses decreased $59 million or 3% for the second quarter of 2022 compared to the second quarter of 2021 primarily due to:
•a $73 million decrease in operating and general and administrative expenses primarily attributable to a decrease in underwriter costs due to the sale of the Title Underwriter in the first quarter of 2022;
•a $29 million net decrease in interest expense primarily due to a $15 million fair value adjustment related to mark-to-market adjustments for interest rate swaps that resulted in $9 million of gains during the second quarter of 2022 compared to $6 million of losses during the second quarter of 2021 and a reduction in total outstanding indebtedness and lower interest rates during the second quarter of 2022 compared to the second quarter of 2021;
partially offset by:
•a $29 million increase in commission and other sales agent-related costs primarily due to higher agent commission costs primarily driven by agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts;
•a $6 million increase in marketing expense primarily due to higher advertising costs as compared to the second quarter of 2021; and
•$7 million in other income primarily due to the gain of $4 million in the second quarter of 2022 related to the disposition of a portion of our minority interest in the Title Insurance Underwriter Joint Venture compared to $16 million of other income primarily due to the $15 million gain recorded at Owned Brokerage Group in the second quarter of 2021.
Equity in losses were $4 million during the second quarter of 2022 compared to earnings of $10 million during the second quarter of 2021. Equity in losses during the second quarter of 2022 primarily consisted of $6 million of losses for the RealSure joint venture and $1 million of losses for Guaranteed Rate Affinity, partially offset by $3 million of earnings for the Title Insurance Underwriter Joint Venture. Equity in earnings for the second quarter of June 30, 2021 primarily consisted of $8 million of earnings for Guaranteed Rate Affinity.
During the second quarter of 2022, we incurred $3 million of restructuring costs compared to $5 million during the second quarter of 2021 related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $172 million, with $136 million incurred to date and $36 million remaining primarily related to future expenses as a result of reducing the leased-office footprints.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $32 million for the three months ended June 30, 2022 compared to $60 million for the three months ended June 30, 2021. Our effective tax rate was 26% and 28% for the three months ended June 30, 2022 and 2021, respectively.

The following table reflects the results of each of our reportable segments during the three months ended June 30, 2022 and 2021:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Franchise Group	$339	$347	(8)	(2)	$204	$224	(20)	(9)	60%	65%	(5)
Owned Brokerage Group	1,775	1,791	(16)	(1)	11	70	(59)	(84)	1	4	(3)
Title Group	144	255	(111)	(44)	21	55	(34)	(62)	15	22	(7)
Corporate and Other	(116)	(117)	1	(a)	(34)	(39)	5	13
Total Company	$2,142	$2,276	(134)	(6)	$202	$310	(108)	(35)	9%	14%	(5)

Less: Depreciation and amortization					55	51
Interest expense, net					28	57
Income tax expense					32	60
Restructuring costs, net (b)					3	5
Impairments (c)					—	1
Former parent legacy cost, net (d)					—	1
Loss on the early extinguishment of debt (d)					—	1
Gain on the sale of businesses, investments or other assets, net (e)					(4)	(15)
Net income attributable to Anywhere and Anywhere Group					$88	$149
_______________
(a)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $116 million and $117 million during the three months ended June 30, 2022 and 2021, respectively, and are eliminated through the Corporate and Other line.
(b)Restructuring charges incurred for the three months ended June 30, 2022 include $1 million at Franchise Group, $1 million at Owned Brokerage Group and $1 million at Corporate and Other. Restructuring charges incurred for the three months ended June 30, 2021 include $1 million at Franchise Group, $2 million at Owned Brokerage Group and $2 million at Corporate and Other.
(c)Non-cash impairments for the three months ended June 30, 2021 primarily relate to lease asset and software impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of businesses, investments or other assets, net is recorded in Title Group related to the sale of a portion of the Company's ownership of the Title Insurance Underwriter Joint Venture during the three months ended June 30, 2022. Gain on the sale of businesses, investments or other assets, net is recorded in Owned Brokerage Group during the three months ended June 30, 2021.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 5 percentage points to 9% from 14% for the three months ended June 30, 2022 compared to 2021. Franchise Group's margin decreased 5 percentage points to 60% from 65% primarily due to lower royalty revenue and an increase in operating costs. Owned Brokerage Group's margin decreased 3 percentage points to 1% from 4% primarily due to higher agent commission costs and an increase in equity in losses. Title Group's margin decreased 7 percentage points to 15% from 22% largely the result of a net decline in Operating EBITDA as a result of a decrease in equity in earnings and a decline in refinance revenue due to a decrease in activity as mortgage rates increased. Title Group's margin, excluding equity in earnings and the impact of the sale of the Title Underwriter, decreased 4 percentage points to 13% from 17% largely the result of a decline in refinance revenue.
Corporate and Other Operating EBITDA for the three months ended June 30, 2022 improved $5 million to negative $34 million primarily due to lower employee incentive accruals.
Anywhere Brands - Franchise Group
Revenues decreased $8 million to $339 million and Operating EBITDA decreased $20 million to $204 million for the three months ended June 30, 2022 compared with the same period in 2021.
Revenues decreased $8 million primarily as a result of a $19 million decrease in third-party domestic franchisee royalty revenue, primarily due to an 18% decrease in existing homesale transactions at Franchise Group, partially offset by a 10% increase in average homesale price, and a $4 million decrease in international and other franchise revenue. The revenue decreases were partially offset by a $15 million net increase in revenue from our relocation operations driven principally by higher volume.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $112 million during both the second quarter of 2022 and 2021, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
The $20 million decrease in Operating EBITDA was primarily due to the net $8 million decrease in revenues discussed above, an $8 million increase in operating costs primarily as a result of higher employee headcount and higher travel expenses and a $4 million increase due to the return to in-person brand conferences and franchisee events in 2022.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $16 million to $1,775 million and Operating EBITDA decreased $59 million to $11 million for the three months ended June 30, 2022 compared with the same period in 2021.
The revenue decrease of $16 million was primarily driven by a decline in the average homesale broker commission rate due to price and geographic mix.
Operating EBITDA decreased $59 million primarily due to:
•a $29 million increase in commission expenses paid to independent sales agents from $1,373 million for the second quarter of 2021 to $1,402 million in the second quarter of 2022. Commission expense increased primarily as a result of higher agent commission costs primarily driven by the impact of agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts;
•a $16 million decrease in revenues discussed above;
•$6 million of equity in losses related to the RealSure joint venture; and
•a $4 million increase in marketing expense.
Franchise Group and Owned Brokerage Group on a Combined Basis
The following table reflects the results of Franchise Group and Owned Brokerage Group before intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 4 percentage points from 15% to 11% primarily due to lower royalty revenue, higher agent commission costs driven by the impact of agent mix and recruiting and retention efforts and an increase in equity in losses during the second quarter of 2022 compared to the second quarter of 2021:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Franchise Group (a)	$223	$230	(7)	(3)	$88	$107	(19)	(18)	39%	47%	(8)
Owned Brokerage Group (a)	1,775	1,791	(16)	(1)	127	187	(60)	(32)	7	10	(3)
Franchise Group and Owned Brokerage Group Combined	$1,998	$2,021	(23)	(1)	$215	$294	(79)	(27)	11%	15%	(4)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group of $116 million and $117 million during the three months ended June 30, 2022 and 2021, respectively.
Anywhere Integrated Services - Title Group
Revenues decreased $111 million to $144 million and Operating EBITDA decreased $34 million to $21 million for the three months ended June 30, 2022 compared with the same period in 2021.
In the first quarter of 2022, Title Group closed the sale of our former Title Underwriter in exchange for cash and a 30% minority equity stake in the form of common units in a Title Insurance Underwriter Joint Venture that owns the Title Underwriter. Revenues decreased $111 million primarily due to a $102 million decrease in underwriter revenue during the second quarter of 2022 compared to the second quarter of 2021 as a result of the sale of the Title Underwriter. In addition, refinance revenue decreased $9 million due to a decrease in activity as average mortgage rates in the second quarter of 2022 increased approximately 220 basis points over the prior period. Equity earnings or losses related to our minority interests in Guaranteed Rate Affinity and the Title Insurance Underwriter Joint Venture are included in the financial results of Title Group, but are not reported as revenue to Title Group. In the second quarter of 2022, Title Group sold a portion of its minority stake in the Title Insurance Underwriter Joint Venture reducing Title Group's equity stake from 30% to 26%.
Operating EBITDA decreased $34 million primarily due to a $19 million net decline as a result of the sale of the Title Underwriter, the $9 million decrease in refinance revenue discussed above and an $8 million decrease in equity in earnings.
Equity in earnings decreased $8 million from earnings of $10 million during the second quarter of 2021 to earnings of $2 million during the second quarter of 2022. The decrease primarily related to Guaranteed Rate Affinity which decreased $9 million from earnings of $8 million during the second quarter of 2021 to losses of $1 million during the second quarter of 2022. The decline in equity in earnings for Guaranteed Rate Affinity was partially offset by $3 million of earnings for our Title Insurance Underwriter Joint Venture during the second quarter of 2022.
Six Months Ended June 30, 2022 vs. Six Months Ended June 30, 2021
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2022	2021	Change
Net revenues	$3,777	$3,823	$(46)
Total expenses	3,606	3,602	4
Income before income taxes, equity in earnings and noncontrolling interests	171	221	(50)
Income tax expense	44	77	(33)
Equity in earnings of unconsolidated entities	14	(41)	55
Net income	113	185	(72)
Less: Net income attributable to noncontrolling interests	(2)	(3)	1
Net income attributable to Anywhere and Anywhere Group	$111	$182	$(71)
Net revenues decreased $46 million or 1% for the six months ended June 30, 2022 compared with the six months ended June 30, 2021 driven primarily by the absence of revenue at Title Group as a result of the sale of the Title Underwriter during the first quarter of 2022, partially offset by higher homesale transaction volume at Owned Brokerage Group, primarily due to homesale price appreciation offset by lower homesale transactions.
Total expenses remained relatively flat for the first half of 2022 compared to the first half of 2021 primarily due to:
•a $132 million increase in commission and other sales agent-related costs due to higher agent commission costs primarily driven by agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts, and an increase in homesale transaction volume at Owned Brokerage Group;
•a $92 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2022 which includes approximately $80 million related to make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes, compared to an $18 million loss as a result of the refinancing transactions during the first half of 2021; and
•a $12 million increase in marketing expense as compared to the first half of 2021, partially offset by:
•$138 million in other income primarily due to the gain recorded at Title Group for the sale of the Title Underwriter during the first quarter of 2022 and the disposition during the second quarter of 2022 of a portion of our minority interest in the Title Insurance Underwriter Joint Venture compared to $18 million of other income due to the gain recorded at Owned Brokerage Group during the second quarter of 2021;
•a $49 million net decrease in interest expense primarily due to a $28 million fair value adjustment related to mark-to-market adjustments for interest rate swaps that resulted in $35 million of gains during the first half of 2022 compared to $7 million of gains during the first half of 2021 and a reduction in total outstanding indebtedness and lower interest rates during the first half of 2022 compared to the first half of 2021; and
•a $43 million decrease in operating and general and administrative expenses primarily due to a decrease in underwriter costs due to the sale of the Title Underwriter in the first quarter of 2022, partially offset by an increase in employee headcount, higher travel costs, an increase in costs related to brand conferences and franchisee events and other business expenses, all of which relate, in part, to "catch-up" business activities that had been curtailed over the 18-months prior to 2022 in connection with the COVID-19 crisis.
Equity in losses were $14 million for the six months ended June 30, 2022 compared to earnings of $41 million during the same period of 2021. Equity in losses for the six months ended June 30, 2022 primarily consisted of $9 million of losses for Guaranteed Rate Affinity and $10 million of losses for the RealSure joint venture, partially offset by $3 million of earnings for the Title Insurance Underwriter Joint Venture. Equity in earnings for the six months ended June 30, 2021 primarily consisted of $38 million of earnings for Guaranteed Rate Affinity. The decrease for Guaranteed Rate Affinity was primarily driven by the impact of mark-to-market adjustments on the mortgage loan pipeline and significant gain-on-sale margin compression due to the highly competitive mortgage industry, lower refinancing volume and increased headcount to grow the business and its market share.
During the six months ended June 30, 2022, we incurred $7 million of restructuring costs compared to $10 million during the six months ended June 30, 2021 related to the Company's restructuring program focused on office consolidation and instituting operational efficiencies to drive profitability. The Company expects the estimated total cost of the program to be approximately $172 million, with $136 million incurred to date and $36 million remaining primarily related to future expenses as a result of reducing the leased-office footprints.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $44 million for the six months ended June 30, 2022 compared to $77 million for the six months ended June 30, 2021. Our effective tax rate was 28% and 29% for the six months ended June 30, 2022 and June 30, 2021, respectively. The effective tax rate for the six months ended June 30, 2022 was primarily impacted by the sale of the Title Underwriter and non-deductible executive compensation.
The following table reflects the results of each of our reportable segments during the six months ended June 30, 2022 and 2021:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Franchise Group	$606	$601	5	1	$342	$365	(23)	(6)	56%	61%	(5)
Owned Brokerage Group	3,039	2,962	77	3	(29)	65	(94)	(145)	(1)	2	(3)
Title Group	334	456	(122)	(27)	18	116	(98)	(84)	5	25	(20)
Corporate and Other	(202)	(196)	(6)	(a)	(60)	(74)	14	19
Total Company	$3,777	$3,823	(46)	(1)	$271	$472	(201)	(43)	7%	12%	(5)

Less: Depreciation and amortization					106	102
Interest expense, net					46	95
Income tax expense					44	77
Restructuring costs, net (b)					7	10
Impairments (c)					—	2
Former parent legacy cost, net (d)					—	1
Loss on the early extinguishment of debt (d)					92	18
Gain on the sale of businesses, investments or other assets, net (e)					(135)	(15)
Net income attributable to Anywhere and Anywhere Group					$111	$182
_______________
(a)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $202 million and $196 million during the six months ended June 30, 2022 and 2021, respectively, and are eliminated through the Corporate and Other line.
(b)Restructuring charges incurred for the six months ended June 30, 2022 include $2 million at Franchise Group, $3 million at Owned Brokerage Group and $2 million at Corporate and Other. Restructuring charges incurred for the six months ended June 30, 2021 include $3 million at Franchise Group, $4 million at Owned Brokerage Group and $3 million at Corporate and Other.
(c)Non-cash impairments for the six months ended June 30, 2021 primarily relate to lease asset and software impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.

(e)Gain on the sale of businesses, investments or other assets, net is recorded in Title Group related to the sale of the Title Underwriter during the first quarter of 2022 and the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the second quarter of 2022. Gain on the sale of businesses, investments or other assets, net is recorded in Owned Brokerage Group during the six months ended June 30, 2021.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 5 percentage points to 7% for the six months ended June 30, 2022 compared to 12% for the same period in 2021. Franchise Group's margin decreased 5 percentage points to 56% from 61% primarily due to an increase in operating costs and an increase in marketing expense, partially offset by an increase in revenue from our relocation business. Owned Brokerage Group's margin decreased 3 percentage points to negative 1% from 2% primarily due to higher agent commission costs, an increase in other operating costs and an increase in equity in losses. Title Group's margin decreased 20 percentage points to 5% from 25% largely the result of a decrease in equity in earnings for Guaranteed Rate Affinity and a decline in refinance revenue. Title Group's margin, excluding equity in earnings and the impact of the sale of the Title Underwriter, decreased 9 percentage points to 7% from 16% largely the result of a decline in refinance revenue.
Corporate and Other Operating EBITDA for the six months ended June 30, 2022 improved $14 million to negative $60 million primarily due to lower employee incentive accruals.
Anywhere Brands - Franchise Group
Revenues increased $5 million to $606 million and Operating EBITDA decreased $23 million to $342 million for the six months ended June 30, 2022 compared with the same period in 2021.
Revenues increased $5 million primarily as a result of a $23 million net increase in revenue from our relocation operations driven principally by higher volume and a $5 million increase in intercompany royalties received from Owned Brokerage Group. In addition, brand marketing fund revenue increased $3 million and related expense increased $4 million primarily due to higher advertising costs as compared to the first half of 2021. The revenue increases were partially offset by a $23 million decrease in third-party domestic franchisee royalty revenue, primarily due to a 15% decrease in existing homesale transactions at Franchise Group, partially offset by a 12% increase in average homesale price, and a $3 million decrease in international and other franchise revenue.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $193 million and $188 million during the first half of 2022 and 2021, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
The $23 million decrease in Operating EBITDA was primarily due to a $17 million increase in operating costs primarily as a result of higher employee headcount and higher travel expenses, and a $7 million increase due to the return to in-person brand conferences and franchisee events in 2022, both of which relate, in part, to "catch-up" business activities that had been curtailed over the 18-months prior to 2022 in connection with the COVID-19 crisis. In addition, there was a $4 million increase in brand marketing fund related expense as discussed above. These expense increases were partially offset by the $5 million increase in revenues discussed above.
Anywhere Advisors - Owned Brokerage Group
Revenues increased $77 million to $3,039 million and Operating EBITDA decreased $94 million to a loss of $29 million for the six months ended June 30, 2022 compared with the same period in 2021.
The revenue increase of $77 million was driven by a 4% increase in homesale transaction volume at Owned Brokerage Group which consisted of an 11% increase in average homesale price, partially offset by a 6% decrease in existing homesale transactions and a decline in the average homesale broker commission rate.
Operating EBITDA decreased $94 million primarily due to:
•a $132 million increase in commission expenses paid to independent sales agents from $2,258 million for the first half of 2021 to $2,390 million in the first half of 2022. Commission expense increased as a result of higher agent commission costs primarily driven by agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts, and the impact of higher homesale transaction volume as discussed above;

•an $18 million increase in other operating costs primarily due to an increase in employee headcount as a result of acquisitions and higher travel expenses related, in part, to "catch-up" business activities that had been curtailed over the 18-months prior to 2022 in connection with the COVID-19 crisis;
•$9 million of equity in losses primarily related to the RealSure joint venture;
•a $7 million increase in marketing expense; and
•a $5 million increase in royalties paid to Franchise Group from $188 million during the first half of 2021to $193 million during the first half of 2022 associated with the homesale transaction volume increase described above, partially offset by the $77 million increase in revenues discussed above.
Franchise Group and Owned Brokerage Group on a Combined Basis
The following table reflects the results of Franchise Group and Owned Brokerage Group before intercompany royalties and marketing fees as well as on a combined basis to show the Operating EBITDA contribution of these business segments to the overall Operating EBITDA of the Company. The Operating EBITDA margin for the combined segments decreased 4 percentage points from 13% to 9% primarily due to higher agent commission costs driven by the impact of recruiting and retention efforts, an increase in other operating costs which relate, in part, to "catch-up" business activities that had been curtailed over the 18-months prior to 2022 in connection with the COVID-19 crisis, and a decrease in equity earnings during the first half of 2022 compared to the first half of 2021:

	Revenues		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Franchise Group (a)	$404	$405	(1)	—	$140	$169	(29)	(17)	35%	42%	(7)
Owned Brokerage Group (a)	3,039	2,962	77	3	173	261	(88)	(34)	6	9	(3)
Franchise Group and Owned Brokerage Group Combined	$3,443	$3,367	76	2	$313	$430	(117)	(27)	9%	13%	(4)
_______________
(a)The segment numbers noted above do not reflect the impact of intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group of $202 million and $196 million during the six months ended June 30, 2022 and 2021, respectively.
Anywhere Integrated Services - Title Group
Revenues decreased $122 million to $334 million and Operating EBITDA decreased $98 million to $18 million for the six months ended June 30, 2022 compared with the same period in 2021.
Revenues decreased $122 million primarily due to a $107 million decrease in underwriter revenue during the first half of 2022 compared to the first half of 2021 as a result of the sale of the Title Underwriter. In addition, refinance revenue decreased $22 million due to a decrease in activity as average mortgage rates in the first half of 2022 increased approximately 160 basis points over the prior period. The revenue decreases were partially offset by a $7 million increase in resale revenue due to an increase in the average fee per closing unit partially offset by a decrease in transactions. Equity in earnings or losses related to our minority interests in Guaranteed Rate Affinity and the Title Insurance Underwriter Joint Venture are included in the financial results of Title Group, but are not reported as revenue to Title Group.
Operating EBITDA decreased $98 million primarily due to a $46 million decrease in equity in earnings, a $28 million net decline as a result of the sale of the Title Underwriter, and the $15 million net decrease in refinance and resale revenue discussed above.
Equity in earnings decreased $46 million from earnings of $41 million during the first half of 2021 to losses of $5 million during the first half of 2022. The decrease primarily related to Guaranteed Rate Affinity which decreased $47 million from earnings of $38 million during the six months ended 2021 to losses of $9 million during the six months ended June 30, 2022. The decline in equity in earnings from Guaranteed Rate Affinity was mostly driven by the impact of mark-to-market adjustments on the mortgage loan pipeline and significant gain-on-sale margin compression due to the highly competitive mortgage industry, lower refinancing volume and increased headcount to grow the business and its market share. The decline in equity in earnings for Guaranteed Rate Affinity was partially offset by $3 million of earnings for our Title Insurance Underwriter Joint Venture during the first half of 2022.

In addition, employee-related and other operating costs increased $5 million at Title Group primarily due to higher headcount in the latter half of 2021, which includes incremental headcount supporting our REALtech joint venture. Operating EBITDA was also down due to the absence of a $6 million unrealized gain on an investment recognized during the first quarter of 2021.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2022	December 31, 2021	Change
Total assets	$6,978	$7,210	$(232)
Total liabilities	4,769	5,018	(249)
Total equity	2,209	2,192	17
For the six months ended June 30, 2022, total assets decreased $232 million primarily due to:
•a $484 million decrease in cash and cash equivalents as discussed below under the header "Cash Flows";
•a $13 million decrease in goodwill primarily due to the sale of the Title Underwriter in the first quarter of 2022, partially offset by goodwill acquired; and
•a $44 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization, partially offset by:
•a $147 million increase in relocation and trade receivables primarily due to increases in volume at our relocation operations; and
•a $136 million increase in other current and non-current assets primarily due to our equity investment in the Title Insurance Underwriter Joint Venture during the first quarter of 2022 and prepaid agent incentives.
Total liabilities decreased $249 million primarily due to:
•a $147 million decrease in accrued expenses and other current liabilities primarily due to payment of employee-related liabilities in the first quarter of 2022 which were fully accrued as of December 31, 2021;
•a $101 million net decrease in corporate debt primarily related to a $100 million net decrease due to the issuance of $1,000 million aggregate principal amount of 5.25% Senior Notes in January 2022 and repayment of $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes and $550 million aggregate principal amount of 9.375% Senior Notes in February 2022. In addition, we repurchased $60 million in principal amount of our 4.875% Senior Notes through open market purchases at an aggregate purchase price of $59 million during the second quarter of 2022. The decreases were partially offset by a $65 million increase to the 0.25% Exchangeable Senior Notes liability due to the adoption of ASU 2020-06 on January 1, 2022 which resulted in the reversal of the unamortized debt discount and related equity component;
•a $47 million decrease in other non-current liabilities related to certain liabilities of the Title Underwriter due to the sale and a favorable fair value adjustment related to mark-to-market adjustments on the Company's interest rate swaps; and
•a $23 million decrease in deferred tax liabilities primarily as a result of the adoption of ASU 2020-06 which resulted in the reversal of the deferred tax liability related to the Exchangeable Senior Notes, partially offset by a $57 million increase in securitization obligations.
Total equity increased $17 million for the six months ended June 30, 2022 due to:
•net income of $111 million; and
•a $5 million reduction to accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on the Exchangeable Senior Notes since issuance as a result of the adoption of ASU 2020-06, partially offset by:
•a $98 million decrease in additional paid-in capital primarily due to a $53 million reduction on January 1, 2022 related to the adoption of ASU 2020-06 which resulted in the reversal of the equity component related to the Exchangeable Senior Notes and the repurchase of 3.9 million shares of common stock for $45 million during the second quarter of 2022.

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
Our primary uses of liquidity include working capital, business investment and capital expenditures, as well as debt service. We have used and may also use future cash flows to acquire stock under our share repurchase program.
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
During the second quarter of 2022, the Company repurchased and retired 3.9 million shares of common stock for $45 million. As of June 30, 2022, $255 million remained available for repurchase under the share repurchase program.
In addition, we may seek to repurchase our outstanding debt from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on similar factors, including prevailing market conditions, our liquidity requirements, and contractual restrictions, among other factors.
During the second quarter of 2022, the Company repurchased $60 million in principal amount of its 4.875% Senior Notes through open market purchases at an aggregate purchase price of $59 million.
On July 27, 2022, the Company amended its Senior Secured Credit Facility to, among other things, extend the maturity of the Revolving Credit Facility to July 2027 (subject to certain earlier springing maturity dates), terminate the 2023 Non-extended Revolving Credit Commitments, and replace LIBOR with a Term SOFR-based rate as the applicable benchmark for the Revolving Credit Facility. Following amendment, the Revolving Credit Facility has an aggregate of $1.1 billion in capacity. See Note 10, "Subsequent Events", to the Consolidated Financial Statements for additional information.
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
Other than the $60 million repurchase in principal amount of our 4.875% Senior Notes, our material cash requirements from known contractual and other obligations as of June 30, 2022 have not changed materially from the amounts reported in our 2021 Form 10-K, which included the Company's debt transactions on a pro forma basis that occurred during the first quarter of 2022, as described in Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
On March 29, 2022, upon closing of the sale of the Title Underwriter, we received cash proceeds of $208 million (prior to expenses and taxes) and a 30% non-controlling equity interest in the Title Insurance Underwriter Joint Venture. Cash held as statutory reserves by the Title Underwriter of $152 million at closing is no longer included in our Condensed

Consolidated Balance Sheets as cash and cash equivalents. In the second quarter of 2022, we sold a portion of our minority stake in the Title Insurance Underwriter Joint Venture reducing its equity stake from 30% to 26%.
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
If the residential real estate market or the economy as a whole does not improve or weakens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital, grow our business and return capital to stockholders.
We believe that we will continue to meet our cash flow needs during the next twelve months, through the sources outlined above. Additionally, we may seek additional financing to fund future growth or refinance our existing indebtedness through the debt capital markets, but we cannot be assured that such financing will be available on favorable terms, or at all. Over the longer term, to the extent these sources of liquidity are insufficient to meet our needs, we may also conduct additional private or public offerings of debt or our common stock or dispose of certain assets.
Cash Flows
At June 30, 2022, we had $262 million of cash, cash equivalents and restricted cash, a decrease of $481 million compared to the balance of $743 million at December 31, 2021. The following table summarizes our cash flows for the six months ended June 30, 2022 and 2021:

	Six Months Ended June 30,
	2022	2021	Change
Cash (used in) provided by:
Operating activities	$(205)	$186	$(391)
Investing activities	7	(51)	58
Financing activities	(282)	208	(490)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$(481)	$343	$(824)
For the six months ended June 30, 2022, $391 million more cash was used in operating activities compared to the same period in 2021 principally due to:
•$157 million less cash provided by operating results;
•$107 million more cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of employee incentive compensation in the first quarter of 2022;
•$69 million less cash provided by the net change in relocation and trade receivables;
•$37 million less cash received from dividends primarily related to the absence of Guaranteed Rate Affinity dividends in 2022; and
•$22 million more cash used for other assets primarily due independent sales agent recruitment and retention and franchise system growth incentives.
For the six months ended June 30, 2022, $58 million more cash was provided from investing activities compared to the same period in 2021 primarily due to:
•$47 million more cash proceeds from the sale of businesses primarily related to the sale of the Title Underwriter in the first quarter of 2022 which included $208 million of cash received, partially offset by the absence of $152 million of cash held as statutory reserves by the Title Underwriter and no longer included in our Condensed Consolidated Balance Sheet;

•$23 million more cash from other investing activities which included the $12 million dividend received from the Title Insurance Underwriter Joint Venture; and
•$13 million more cash proceeds received from investments,
partially offset by:
•$11 million more cash used for acquisition related payments; and
•$8 million more cash used for investments.
For the six months ended June 30, 2022, $282 million of cash was used in financing activities compared to $208 million of cash provided by financing activities during the same period in 2021. For the six months ended June 30, 2022, $282 million of cash was used in financing activities as follows:
•$198 million of cash paid as a result of the issuance of 5.25% Senior Notes and redemption of both the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes in the first quarter of 2022;
•$59 million for the repurchase of $60 million in principal amount of our 4.875% Senior Notes through open market purchases;
•$45 million for the repurchase of our common stock;
•$17 million of other financing payments primarily related to finance leases and contracts; and
•$16 million of tax payments related to net share settlement for stock-based compensation, partially offset by $57 million net increase in securitization borrowings.
For the six months ended June 30, 2021, $208 million of cash was provided by financing activities as follows:
•$201 million of cash provided as a result of finance transactions primarily from the issuance of the Exchangeable Senior Notes, which included payments for the purchase of exchangeable note hedges and proceeds from issuance of warrants, partially offset by a partial pay down of outstanding borrowings under the Term Loan B Facility, in the second quarter of 2021; and
•$40 million net increase in securitization borrowings,
partially offset by:
•$18 million of other financing payments primarily related to finance leases and contracts;
•$9 million of tax payments related to net share settlement for stock-based compensation; and
•$6 million of quarterly amortization payments on the term loan facilities.
Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of June 30, 2022 and Note 10, "Subsequent Events", to the Condensed Consolidated Financial Statements, for information on the Company's amendment to its Senior Secured Credit Facility in July 2022.
LIBOR Transition
The cessation date for submission and publication of U.S. dollar LIBOR is expected to be mid-2023. LIBOR is expected to be replaced in the U.S. with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities: the Secured Overnight Financing Rate, or "SOFR."
In connection with the July 2022 Amendment to the Senior Secured Credit Facility, LIBOR was replaced with a SOFR-based rate plus a 10 basis point SOFR credit spread adjustment as the applicable benchmark for the Revolving Credit Facility. SOFR will likely not replicate LIBOR exactly and if future rates based upon SOFR are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have an adverse effect on our financial condition and results of operations.
Our primary interest rate exposure is interest rate fluctuations due to the impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility) and the Term Loan A Facility. Additionally, as of June 30, 2022, we had interest rate swaps based on LIBOR with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.

Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures
The Senior Secured Credit Agreement, Term Loan A Agreement, and the indentures governing the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Anywhere Group’s ability to, among other things:
•incur or guarantee additional debt or issue disqualified stock or preferred stock;
•pay dividends or make distributions to Anywhere Group’s stockholders, including Anywhere;
•repurchase or redeem capital stock;
•make loans, investments or acquisitions;
•incur restrictions on the ability of certain of Anywhere Group's subsidiaries to pay dividends or to make other payments to Anywhere Group;
•enter into transactions with affiliates;
•create liens;
•merge or consolidate with other companies or transfer all or substantially all of Anywhere Group's and its material subsidiaries' assets;
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2022.
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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level which includes Owned Brokerage Group, franchise services (reported within the Franchise Group reportable segment), Title Group and Leads Group (includes lead generation and Cartus Relocation Services and reported within the Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate, the carrying value is reduced to fair value and an impairment charge is recorded on a separate line in the Consolidated Statements of Operations for the excess.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2022, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility) and the Term Loan A Facility.
In connection with the July 2022 Amendment to the Senior Secured Credit Facility, LIBOR was replaced with a SOFR-based rate plus a 10 basis point SOFR credit spread adjustment as the applicable benchmark for the Revolving Credit Facility.
Given that our borrowings under the Senior Secured Credit Facility are based upon SOFR and borrowings under the Term Loan A Facility are generally based upon LIBOR, these rates will be the Company's primary market risk exposure for the foreseeable future. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2022, we had variable interest rate debt outstanding under our Term Loan A Facility of $228 million, which excludes $175 million of securitization obligations. The interest rate on the outstanding amounts under our Term Loan A Facility at June 30, 2022 was 3.54% which is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2022 senior secured leverage ratio, the LIBOR margin was 1.75%. At June 30, 2022, the one-month LIBOR rate was 1.79%; therefore, we have estimated that a 0.25% increase in LIBOR would have an approximately $1 million impact on our annual interest expense.
As of June 30, 2022, we had interest rate swaps with a notional value of $1,000 million to manage a portion of our exposure to changes in interest rates associated with our $228 million of variable rate borrowings. Our interest rate swaps were as follows:

Notional Value (in millions)	Commencement Date	Expiration Date
$450	November 2017	November 2022
$400	August 2020	August 2025
$150	November 2022	November 2027
The swaps help protect our outstanding variable rate borrowings from future interest rate volatility. The fixed interest rates on the swaps range from 2.07% to 3.11%. The Company had a liability of $2 million for the fair value of the interest rate swaps at June 30, 2022. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods. We have estimated that a 0.25% increase in the LIBOR yield curve would increase the fair value of our interest rate swaps by $7 million and would decrease interest expense. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
Item 4.    Controls and Procedures.
Controls and Procedures for Anywhere Real Estate Inc.
(a)Anywhere Real Estate Inc. ("Anywhere") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Anywhere's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
(b)As of the end of the period covered by this quarterly report on Form 10-Q, Anywhere has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Controls and Procedures for Anywhere Group LLC
(a)Anywhere Real Estate Group LLC ("Anywhere Group") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Anywhere Group's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
(b)As of the end of the period covered by this quarterly report on Form 10-Q, Anywhere Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere Group's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere Group's internal control over financial reporting during the period covered by this quarterly report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2022 and for the three and six-month periods ended June 30, 2022 and 2021 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated August 5, 2022, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 8, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report ("Note 8") for additional information on the Company's legal proceedings.
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters which are both probable and estimable. For other litigation for which a loss is reasonably possible, the Company is unable to estimate a range of reasonably possible losses.
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
The issues raised under the header "Antitrust Litigation" in Note 8 on class actions challenging residential real estate industry rules for seller payment of buyer broker/agent commissions have never been previously adjudicated, are pending in multiple jurisdictions, claim to cover lengthy periods, and—given that antitrust laws generally provide for joint and several liability and treble damages—could result in a broad range of outcomes, which makes it difficult to predict possible damages or how legal, fact and damages issues will be resolved. We believe that additional antitrust litigation may be possible depending on decisions in pending litigation or regulatory developments affecting the industry.
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
However, the Company disputes the allegations against it in each of the captioned matters in Note 8 and will vigorously defend these actions.
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community (such as in the areas of worker classification and antitrust and competition, among others) and may generate litigation or investigations for the Company.
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended June 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
May 2022	3,578,085	$11.51	3,578,085	$258,816,242
June 2022	277,490	$12.46	277,490	$255,358,717
_______________
(1)In February 2022, the Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock. Repurchases may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of these repurchases will depend on price, market and economic conditions, legal and contractual requirements (including compliance with the terms of our debt agreements) and other factors. The share repurchase program has no time limit and may be suspended or discontinued at any time. All of the repurchased common stock has been retired.

Item 5.    Other Information.
Change in Committee Composition
Effective May 4, 2022, following the Company’s 2022 Annual Meeting of Stockholders, the Board of Directors of the Company updated the composition of the Company’s Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee. No changes were made to the composition of the Company’s Technology and Data Committee, although the Board renamed this committee the Product and Technology Committee, effective August 4, 2022. Michael J. Williams continues to serve as the Company’s independent Chairman of the Board of Directors. The current composition of the Company’s committees of the Board of Directors is as follows:

Audit Committee	Compensation Committee	Nominating and Corporate Governance Committee	Product and Technology Committee
•Felicia Williams (Chair) •V. Ann Hailey •Bryson R. Koehler •Sherry M. Smith •Michael J. Williams	•Enrique Silva (Chair) •Fiona P. Dias •Matthew J. Espe •Sherry M. Smith	•Michael J. Williams (Chair) •Matthew J. Espe •V. Ann Hailey •Duncan Niederauer •Chris Terrill	•Chris Terrill (Chair) •Fiona P. Dias •Bryson R. Koehler •Duncan Niederauer
Entry into Amended and Restated Employment Agreement with Mr. Schneider
On August 4, 2022, the Company and Ryan M. Schneider, the Company’s President and Chief Executive Officer, entered into an Amended and Restated Employment Agreement (the “Employment Agreement”), which amends and restates Mr. Schneider’s employment agreement dated March 11, 2020 (the “2020 Agreement”). The terms of the Employment Agreement are substantially similar to those of the 2020 Agreement, except that the sunset provisions for obligations relating to severance (which were scheduled to expire on March 11, 2023) have been eliminated and Mr. Schneider’s annual target cash incentive percentage is set at 200% of eligible earnings in the applicable performance year (reflecting the increase approved by the Company’s Compensation Committee in 2021 and previously reported in the Company’s proxy statements). The foregoing description of the Employment Agreement does not purport to be complete and is qualified in its entirety by reference to the Employment Agreement which is filed as Exhibit 10.2 to this Quarterly Report and incorporated herein by reference.

Item 6.    Exhibits.
Exhibit        Description
3.1*    Restated Certificate of Incorporation of Anywhere Real Estate Inc.
3.2    Sixth Amended and Restated Bylaws of Anywhere Real Estate Inc. (Incorporated by reference to Exhibit 3.2 to Registrants' Current Report on Form 8-K filed on June 9, 2022).
3.3    Certificate of Amendment of Anywhere Real Estate Group LLC (Incorporated by reference to Exhibit 3.3 to Registrants' Current Report on Form 8-K filed on June 9, 2022).
3.4    Amended and Restated Limited Liability Company Agreement of Anywhere Real Estate Group LLC (Incorporated by reference to Exhibit 3.4 to Registrants' Current Report on Form 8-K filed on June 9, 2022).
10.1    Eleventh Amendment, dated as of July 27, 2022, to the Amended and Restated Credit Agreement, dated as of March 5, 2013, as amended, among Realogy Intermediate Holdings LLC, Realogy Group LLC, the several lenders parties thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on July 28, 2022).
10.2*    Amended and Restated Employment Agreement dated August 4, 2022, between Anywhere Real Estate Inc. and Ryan M. Schneider.
15.1*    Letter Regarding Unaudited Interim Financial Statements.
31.1*    Certification of the Chief Executive Officer of Anywhere Real Estate Inc. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.2*    Certification of the Chief Financial Officer of Anywhere Real Estate Inc. pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.3*    Certification of the Chief Executive Officer of Anywhere Real Estate Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
31.4*    Certification of the Chief Financial Officer of Anywhere Real Estate Group LLC pursuant to Rules 13(a)-14(a) and 15(d)-14(a) promulgated under the Securities Exchange Act of 1934, as amended.
32.1*    Certification for Anywhere Real Estate Inc. pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*    Certification for Anywhere Real Estate Group LLC pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYWHERE REAL ESTATE INC.
and
ANYWHERE REAL ESTATE GROUP LLC
(Registrants)

Date: August 5, 2022
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: August 5, 2022
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller