Form 10-Q
period 2022-09-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2022-11-03
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 109,480,134 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of October 28, 2022.
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
As used in this Quarterly Report on Form 10-Q:
•"Senior Secured Credit Agreement" refers to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time, that governs the senior secured credit facility, or "Senior Secured Credit Facility", which includes the "Revolving Credit Facility" and the "Term Loan B Facility" (paid in full in September 2021);
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
•"4.875% Senior Notes", "5.75% Senior Notes" and "5.25% Senior Notes" refer to our 4.875% Senior Notes due 2023, 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, respectively, and are referred to collectively as the "Unsecured Notes;"
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
The following include some, but not all, of the risks and uncertainties that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to factors that impact homesale transaction volume, such as:
◦continued or accelerated declines in the number of home sales;
◦stagnant or declining home prices;
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
•Adverse developments or outcomes in current or future litigation, in particular pending antitrust litigation and litigation related to the Telephone Consumer Protection Act ("TCPA"), may materially harm our business and financial condition;
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
•Our substantial indebtedness could adversely limit our operations and/or adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and our ability, and any actions we may take, to refinance, restructure or repay our indebtedness or incur additional indebtedness;
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
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs (including in connection with compliance efforts) and/or result in adverse financial, operational or reputational consequences to us, including but not limited to our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) antitrust laws and regulations, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (4) the TCPA and any related laws limiting solicitation of business, and (5) privacy or data security laws and regulations;
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
•Market forecasts and estimates, including our internal estimates, may prove to be inaccurate and, even if achieved, our business could fail to grow; and
•The price of our common stock may fluctuate significantly.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2021 (the "2021 Form 10-K"), particularly under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of September 30, 2022, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the “interim financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive (loss) income, equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
November 3, 2022

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of September 30, 2022, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2022 and 2021, and of cash flows for the nine-month periods ended September 30, 2022 and 2021, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2021, and the related consolidated statements of operations, comprehensive (loss) income, and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2022, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2021, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
November 3, 2022

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Revenues
Gross commission income	$1,469	$1,689	$4,473	$4,616
Service revenue	189	315	652	878
Franchise fees	114	139	338	391
Other	36	43	122	124
Net revenues	1,808	2,186	5,585	6,009
Expenses
Commission and other agent-related costs	1,170	1,309	3,560	3,567
Operating	320	424	1,082	1,230
Marketing	59	69	195	193
General and administrative	92	120	297	324
Former parent legacy cost, net	1	—	1	1
Restructuring costs, net	16	4	23	14
Impairments	3	1	3	3
Depreciation and amortization	53	50	159	152
Interest expense, net	30	52	76	147
Loss on the early extinguishment of debt	—	3	92	21
Other (income) loss, net	(2)	1	(140)	(17)
Total expenses	1,742	2,033	5,348	5,635
Income before income taxes, equity in losses (earnings) and noncontrolling interests	66	153	237	374
Income tax expense	8	48	52	125
Equity in losses (earnings) of unconsolidated entities	2	(11)	16	(52)
Net income	56	116	169	301
Less: Net income attributable to noncontrolling interests	(1)	(2)	(3)	(5)
Net income attributable to Anywhere and Anywhere Group	$55	$114	$166	$296

Earnings per share attributable to Anywhere shareholders:
Basic earnings per share	$0.49	$0.98	$1.44	$2.55
Diluted earnings per share	$0.48	$0.95	$1.42	$2.46
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	112.2	116.6	115.3	116.3
Diluted	113.5	120.3	117.0	120.2

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$56	$116	$169	$301
Currency translation adjustment	(2)	—	(2)	(1)
Defined benefit pension plan—amortization of actuarial loss to periodic pension cost	1	—	2	2
Other comprehensive (loss) income, before tax	(1)	—	—	1
Income tax expense (benefit) related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive (loss) income, net of tax	(1)	—	—	1
Comprehensive income	55	116	169	302
Less: comprehensive income attributable to noncontrolling interests	(1)	(2)	(3)	(5)
Comprehensive income attributable to Anywhere and Anywhere Group	$54	$114	$166	$297

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2022	December 31, 2021

ASSETS
Current assets:
Cash and cash equivalents	$272	$735
Restricted cash	5	8
Trade receivables (net of allowance for doubtful accounts of $11 for both periods presented)	165	123
Relocation receivables	248	139
Other current assets	223	183
Total current assets	913	1,188
Property and equipment, net	323	310
Operating lease assets, net	447	453
Goodwill	2,916	2,923
Trademarks	687	687
Franchise agreements, net	971	1,021
Other intangibles, net	156	171
Other non-current assets	600	457
Total assets	$7,013	$7,210
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$163	$130
Securitization obligations	169	118
Current portion of long-term debt	354	10
Current portion of operating lease liabilities	125	128
Accrued expenses and other current liabilities	531	666
Total current liabilities	1,342	1,052
Long-term debt	2,486	2,940
Long-term operating lease liabilities	403	417
Deferred income taxes	341	353
Other non-current liabilities	225	256
Total liabilities	4,797	5,018
Commitments and contingencies (Note 8)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 109,470,581 shares issued and outstanding at September 30, 2022 and 116,588,430 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	4,803	4,947
Accumulated deficit	(2,541)	(2,712)
Accumulated other comprehensive loss	(50)	(50)
Total stockholders' equity	2,213	2,186
Noncontrolling interests	3	6
Total equity	2,216	2,192
Total liabilities and equity	$7,013	$7,210
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income	$169	$301
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	159	152
Deferred income taxes	6	76
Impairments	3	3
Amortization of deferred financing costs and debt discount (premium)	7	12
Loss on the early extinguishment of debt	92	21
Gain on the sale of businesses, investments or other assets, net	(135)	(14)
Equity in losses (earnings) of unconsolidated entities	16	(52)
Stock-based compensation	20	21
Mark-to-market adjustments on derivatives	(40)	(8)
Other adjustments to net income	(3)	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(44)	(13)
Relocation receivables	(112)	(46)
Other assets	(50)	(12)
Accounts payable, accrued expenses and other liabilities	(139)	32
Dividends received from unconsolidated entities	2	49
Other, net	(22)	(31)
Net cash (used in) provided by operating activities	(71)	489
Investing Activities
Property and equipment additions	(83)	(71)
Payments for acquisitions, net of cash acquired	(17)	(3)
Net proceeds from the sale of businesses	63	15
Investment in unconsolidated entities	(18)	(7)
Proceeds from the sale of investments in unconsolidated entities	13	—
Other, net	17	(2)
Net cash used in investing activities	(25)	(68)
See Notes to Condensed Consolidated Financial Statements.

	Nine Months Ended September 30,
	2022	2021
Financing Activities
Repayments of Term Loan A Facility and Term Loan B Facility	—	(1,490)
Proceeds from issuance of Senior Notes	1,000	905
Redemption of Senior Secured Second Lien Notes	(550)	—
Redemption of Senior Notes	(550)	—
Repurchase of Senior Notes	(67)	—
Proceeds from issuance of Exchangeable Senior Notes	—	403
Payments for purchase of Exchangeable Senior Notes hedge transactions	—	(67)
Proceeds from issuance of Exchangeable Senior Notes warrant transactions	—	46
Amortization payments on term loan facilities	(7)	(8)
Net change in securitization obligations	51	40
Debt issuance costs	(22)	(20)
Cash paid for fees associated with early extinguishment of debt	(80)	(11)
Repurchase of common stock	(97)	—
Taxes paid related to net share settlement for stock-based compensation	(16)	(9)
Other, net	(29)	(27)
Net cash used in financing activities	(367)	(238)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(3)	—
Net (decrease) increase in cash, cash equivalents and restricted cash	(466)	183
Cash, cash equivalents and restricted cash, beginning of period	743	523
Cash, cash equivalents and restricted cash, end of period	$277	$706

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4 and $3 respectively)	$123	$121
Income tax payments, net	61	32
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of September 30, 2022 and the results of operations and comprehensive income for the three and nine months ended September 30, 2022 and 2021 and cash flows for the nine months ended September 30, 2022 and 2021. The Consolidated Balance Sheet at December 31, 2021 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2021.
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
The following table summarizes fair value measurements by level at September 30, 2022 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Interest rate swaps (included in other current assets)	—	1	—	1
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	14	14

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2021	$9
Additions: contingent consideration related to acquisitions completed during the period	12
Reductions: payments of contingent consideration	(4)
Changes in fair value (reflected in general and administrative expenses)	(3)
Fair value of contingent consideration at September 30, 2022	$14
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2022		December 31, 2021
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$—	$—	$—	$—
Extended Term Loan A	225	219	232	231
7.625% Senior Secured Second Lien Notes	—	—	550	583
4.875% Senior Notes	340	332	407	418
9.375% Senior Notes	—	—	550	596
5.75% Senior Notes	900	648	900	923
5.25% Senior Notes	1,000	683	—	—
0.25% Exchangeable Senior Notes	403	283	403	399
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $8 million and $48 million for the three months ended September 30, 2022 and 2021, respectively, and an expense of $52 million and $125 million for the nine months ended September 30, 2022 and 2021, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. During September 2022, the Company terminated $550 million of its interest rate swaps. As of September 30, 2022, the Company had interest rate swaps with an aggregate notional value of $450 million, which have a commencement date of November 2017 and an expiration date of November 2022. The Company has not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value is recorded in the Condensed Consolidated Statements of Operations.

The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swap contracts	Other current assets	$1	$—
	Other current and non-current liabilities	—	46
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of Gain Recognized for Derivative Instruments	Gain Recognized on Derivatives
		Three Months Ended September 30,		Nine Months Ended September 30,
		2022	2021	2022	2021
Interest rate swap contracts	Interest expense	$(5)	$(1)	$(40)	$(8)
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

	Three Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross commission income (a)	$—	$—	$1,469	$1,689	$—	$—	$—	$—	$1,469	$1,689
Service revenue (b)	75	66	5	7	109	242	—	—	189	315
Franchise fees (c)	208	247	—	—	—	—	(94)	(108)	114	139
Other (d)	23	29	12	9	4	8	(3)	(3)	36	43
Net revenues	$306	$342	$1,486	$1,705	$113	$250	$(97)	$(111)	$1,808	$2,186

	Nine Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross commission income (a)	$—	$—	$4,473	$4,616	$—	$—	$—	$—	$4,473	$4,616
Service revenue (b)	204	173	17	22	431	683	—	—	652	878
Franchise fees (c)	625	687	—	—	—	—	(287)	(296)	338	391
Other (d)	83	83	35	29	16	23	(12)	(11)	122	124
Net revenues	$912	$943	$4,525	$4,667	$447	$706	$(299)	$(307)	$5,585	$6,009
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

The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2022	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2022
Franchise Group:
Deferred area development fees (a)	$41	$2	$(3)	$40
Deferred brand marketing fund fees (b)	25	70	(68)	27
Deferred outsourcing management fees (c)	4	46	(45)	5
Other deferred income related to revenue contracts	9	31	(27)	13
Total Franchise Group	79	149	(143)	85
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	2	(2)	11
Other deferred income related to revenue contracts	3	3	(2)	4
Total Owned Brokerage Group	14	5	(4)	15
Total	$93	$154	$(147)	$100
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
Supplemental Cash Flow Information
Significant non-cash transactions during the nine months ended September 30, 2022 included the establishment of a $90 million investment related to the Company's initial equity interest in the Title Insurance Underwriter Joint Venture in the first quarter of 2022. Significant non-cash transactions also included finance lease additions of $9 million and $4 million during the nine months ended September 30, 2022 and 2021, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of September 30, 2022 have not changed materially from the amounts reported in the 2021 Form 10-K.
Restructuring
Beginning in the third quarter of 2022, the Company commenced the implementation of a plan to reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents as well as consumers from a marketing and technology perspective. During the third quarter of 2022, the Company incurred $10 million of costs related to the 2022 restructuring program including $3 million of facility related costs and $7 million of personnel related costs, primarily at Owned Brokerage Group. While the Company currently expects the estimated total cost of the program to be approximately $15 million, it is still evaluating the scope of the program.

During the third quarter of 2022, the Company incurred $6 million of costs compared to $4 million during the third quarter of 2021 related to the Company's prior restructuring plans. During the nine months ended September 30, 2022, the Company incurred $13 million of costs compared to $14 million during the same period of 2021 related to the Company's prior restructuring programs. The Company expects the estimated total cost of its prior restructuring programs to be approximately $166 million, with $142 million incurred to date and $24 million remaining primarily related to future expenses as a result of reducing the leased-office footprints.
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

2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Balance at December 31, 2021	$2,506	$259	$158	$2,923
Goodwill acquired (a)	—	20	5	25
Goodwill reduction for sale of a business (b)	—	—	(32)	(32)
Balance at September 30, 2022	$2,506	$279	$131	$2,916

Accumulated impairment losses (c)	$1,447	$808	$324	$2,579
_______________
(a)Goodwill acquired during the nine months ended September 30, 2022 relates to the acquisition of four real estate brokerage operations and two title and settlement operations.
(b)Goodwill reduction relates to the sale of the Title Underwriter during the first quarter of 2022 (see Note 1, "Basis of Presentation", for a description of the transaction).
(c)Includes impairment charges which reduced goodwill by $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Brokerage Acquisitions
The Company acquired four real estate brokerage operations through Owned Brokerage Group, for aggregate cash consideration of $16 million and established $10 million of contingent consideration. These acquisitions resulted in goodwill of $20 million, other intangibles of $6 million, other assets of $26 million and other liabilities of $26 million.
None of the acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
Intangible Assets
Intangible assets are as follows:

	As of September 30, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,039	$971	$2,010	$989	$1,021
Indefinite life—Trademarks (b)	$687		$687	$687		$687
Other Intangibles
Amortizable—License agreements (c)	$45	$15	$30	$45	$14	$31
Amortizable—Customer relationships (d)	456	360	96	456	345	111
Indefinite life—Title plant shares (e)	28		28	25		25
Amortizable—Other (f)	11	9	2	16	12	4
Total Other Intangibles	$540	$384	$156	$542	$371	$171
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

Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Franchise agreements	$17	$16	$50	$50
License agreements	1	1	1	1
Customer relationships	6	5	16	16
Other	1	1	7	2
Total	$25	$23	$74	$69
Based on the Company’s amortizable intangible assets as of September 30, 2022, the Company expects related amortization expense for the remainder of 2022, the four succeeding years and thereafter to be approximately $23 million, $90 million, $89 million, $89 million, $89 million and $719 million, respectively.
3.    ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Accrued expenses and other current liabilities consisted of:

	September 30, 2022	December 31, 2021
Accrued payroll and related employee costs	$140	$284
Advances from clients	11	31
Accrued volume incentives	37	60
Accrued commissions	61	49
Restructuring accruals	14	10
Deferred income	68	59
Accrued interest	42	42
Current portion of finance lease liabilities	11	11
Due to former parent	20	19
Other	127	101
Total accrued expenses and other current liabilities	$531	$666

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2022	December 31, 2021
Revolving Credit Facility	$—	$—
Extended Term Loan A	224	231
7.625% Senior Secured Second Lien Notes	—	542
4.875% Senior Notes	340	406
9.375% Senior Notes	—	545
5.75% Senior Notes	899	898
5.25% Senior Notes	984	—
0.25% Exchangeable Senior Notes	393	328
Total Short-Term & Long-Term Debt	$2,840	$2,950
Securitization Obligations:
Apple Ridge Funding LLC	$169	$116
Cartus Financing Limited	—	2
Total Securitization Obligations	$169	$118

Indebtedness Table
As of September 30, 2022, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (3)	$—	$ *	$—
Extended Term Loan A	(4) (6)	February 2025 (5)	225	1	224
Senior Notes	4.875%	June 2023	340	—	340
Senior Notes	5.75%	January 2029	900	1	899
Senior Notes (7)	5.25%	April 2030	1,000	16	984
Exchangeable Senior Notes (8)	0.25%	June 2026	403	10	393
Total Short-Term & Long-Term Debt			$2,868	$28	$2,840
Securitization obligations: (9)
Apple Ridge Funding LLC		June 2023	$169	$ *	$169
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)The Revolving Credit Facility has an available capacity of $1.1 billion and as of September 30, 2022, there were no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit. On November 1, 2022, the Company had no outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Revolving Credit Facility at September 30, 2022 are based on a term Secured Overnight Financing Rate ("SOFR")-based rate including a 10 basis point credit spread adjustment plus an additional margin. The additional margin is subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the margin was 1.75% for the three months ended September 30, 2022.
(3)The maturity date of the Revolving Credit Facility may spring forward to a date prior to July 2027 as follows: (i) if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 2, 2023), the maturity date of the Revolving Credit Facility will be March 2, 2023; (ii) if on or before March 16, 2026, the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026), the maturity date of the Revolving Credit Facility will be March 16, 2026; and (iii) if on or before February 8, 2025, the “term A loans” under the Term Loan A Agreement have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise repaid by February 8, 2025), the maturity date of the Revolving Credit Facility will be February 8, 2025.
(4)Interest rates with respect to outstanding borrowings under the Extended Term Loan A at September 30, 2022 are based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") plus an additional margin or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus an additional margin, in each case subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended September 30, 2022.
(5)The maturity date of the Extended Term Loan A may spring forward to March 2, 2023 if on or before March 2, 2023, the 4.875% Senior Notes have not been extended, refinanced or replaced to have a maturity date after May 10, 2025 (or are not otherwise discharged, defeased or repaid by March 2, 2023).
(6)The Extended Term Loan A has quarterly amortization payments equal to a percentage per quarter of the original principal amount of $237 million, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025.
(7)In the first quarter of 2022, the Company issued $1 billion aggregate principal amount of 5.25% Senior Notes due 2030 and used net proceeds, together with cash on hand, to redeem in full both the outstanding 9.375% Senior Notes due 2027 and the 7.625% Senior Secured Second Lien Notes due 2025. See below under the header "5.25% Senior Notes Issuance and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes" for a description of these transactions.
(8)See below under the header "Exchangeable Senior Notes" for additional information and Note 1, "Basis of Presentation—Recently Adopted Accounting Pronouncements", related to the January 1, 2022 adoption of the new standard on "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity".
(9)Anywhere Group currently has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2023. As of September 30, 2022, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $169 million being utilized leaving $31 million of available capacity. Available capacity is subject to maintaining sufficient relocation related assets to collateralize these securitization obligations. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $228 million and $132 million of underlying relocation receivables and other related relocation assets at September 30, 2022 and December 31, 2021, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under these facilities amounted to $2 million and $1 million for the three months ended September 30, 2022 and 2021, respectively, as well as $4 million and $3 million for the nine months ended September 30, 2022 and 2021, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 3.7% and 3.2% for the nine months ended September 30, 2022 and 2021, respectively. Anywhere Group, through a special purpose entity known as Cartus Financing Limited, had agreements providing for a revolving loan facility and a working capital facility which expired on September 30, 2022.
Maturities Table
As of September 30, 2022, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2022 and each of the next four years is as follows:

Year	Amount
Remaining 2022 (a)	$3
2023 (b)	356
2024	22
2025	184
2026	403
_______________
(a)Remaining 2022 includes amortization payments for the Extended Term Loan A. The current portion of long-term debt of $354 million shown on the Condensed Consolidated Balance Sheets consists of $340 million in principal amount of 4.875% Senior Notes due June 2023 and four quarters of amortization payments for the Extended Term Loan A. There were no outstanding borrowings under the Revolving Credit Facility as of September 30, 2022, however any amounts outstanding would be classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities.
(b)Includes $340 million in principal amount of 4.875% Senior Notes due June 2023.
Repurchase of 4.875% Senior Notes
During the nine months ended September 30, 2022, the Company used cash on hand to repurchase $67 million in principal amount of its 4.875% Senior Notes in open market purchases approximately at par value plus accrued interest to the repurchase date. On October 18, 2022, the Company issued a notice of redemption to redeem on November 17, 2022 all of the $340 million of its outstanding 4.875% Senior Notes (See Note 10, "Subsequent Events" for additional information).
5.25% Senior Notes Issuance and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
On January 10, 2022, the Company issued $1 billion aggregate principal amount of 5.25% Senior Notes due 2030. On February 4, 2022, the Company used the net proceeds from the issuance, together with cash on hand, to redeem in full both the $550 million aggregate principal amount of 9.375% Senior Notes and the $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date on both such notes. The 5.25% Senior Notes are unsecured senior obligations of Anywhere Group, mature on April 15, 2030 and bear interest at a rate of 5.25% per annum. Interest on the 5.25% Senior Notes will be payable semiannually to holders of record at the close of business on April 1 or October 1, immediately preceding the interest payment date on April 15 and October 15 of each year, commencing April 15, 2022.
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
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
During the nine months ended September 30, 2022, the Company recorded a loss on the early extinguishment of debt of $92 million, as a result of the refinancing transactions in the first quarter of 2022, which includes $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes.
As a result of the refinancing transactions in the first quarter of 2021 and the pay down of $150 million of outstanding borrowings under the Term Loan B Facility in the second quarter of 2021 and the pay downs of the Non-extended Term Loan A and the Term Loan B Facility in the third quarter of 2021, the Company recorded losses on the early extinguishment of debt of $21 million and wrote off certain financing costs of $1 million to interest expense during the nine months ended September 30, 2021.
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
The Company has various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The Company's share of equity earnings or losses related to these investments are included in the financial results of the Title Group and Owned Brokerage Group reportable segments. The Company's equity method investment balances at September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Guaranteed Rate Affinity	$82	$94
Title Insurance Underwriter Joint Venture	74	—
Other Title Group equity method investments	10	8
Total Title Group equity method investments	166	102
Owned Brokerage Group equity method investments	33	29
Total equity method investments	$199	$131
Guaranteed Rate Affinity, the Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc., originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. The Company recorded equity in losses of $3 million and equity in earnings of $11 million related to its investment in Guaranteed Rate Affinity during the third quarter of 2022 and 2021, respectively. The Company recorded equity in losses of $12 million and equity in earnings of $49 million related to its investment in Guaranteed Rate Affinity during the nine months ended September 30, 2022 and 2021, respectively. The Company received no cash dividends and $44 million in cash dividends from Guaranteed Rate Affinity during the nine months ended September 30, 2022 and 2021, respectively.
The Company’s 26% equity interest in the Title Insurance Underwriter Joint Venture is accounted for as an equity method investment. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. In March 2022, the Company recorded a $90 million investment at the closing of the Title Underwriter sale transaction which represented the fair value of the Company's 30% equity interest based upon the agreed upon purchase price. Subsequent to the closing, the Company received a dividend equal to $12 million from the Title Insurance Underwriter Joint Venture. This dividend reduced the Company’s investment balance to $78 million as of March 31, 2022. In April 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party reducing the Company's equity stake from 30% to 26%. The sale resulted in a gain of $4 million recorded in the Other income, net line on the Condensed Consolidated Statements of Operations. The Company recorded equity in earnings of $2 million and $5 million from the Title Insurance Underwriter Joint Venture during the three and nine months ended September 30, 2022, respectively.
The Company recorded equity in earnings of $3 million and $2 million from the operations of Title Group's various other title related equity method investments during the third quarter of 2022 and 2021, respectively. The Company recorded equity in earnings of $4 million and $5 million from the operations of Title Group's various other title related equity method investments during the nine months ended September 30, 2022 and 2021, respectively. The Company received $2 million and $5 million in cash dividends from these equity method investments during the nine months ended September 30, 2022 and 2021, respectively.
Owned Brokerage Group's equity method investments include RealSure, the Real Estate Auction Joint Venture and other brokerage related investments. RealSure, the Company's 49% owned joint venture with Home Partners of America, was formed in 2020 and is designed to offer home buyers and sellers options that give them a competitive edge when buying or selling a home, while also keeping the expertise of an independent sales agent at the center of the transaction. The Real Estate Auction Joint Venture, the Company's 50% owned unconsolidated joint venture with Sotheby's, was formed in 2021 and holds an 80% ownership stake in Sotheby's Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients. While the Company has certain governance rights over these equity method investments, the Company does not have a controlling financial or operating interest in the joint ventures. The Company recorded equity in losses of $4 million and $2 million from the operations of Owned Brokerage Group's equity method investments during the third quarter of 2022 and 2021, respectively. The Company recorded equity in losses of $13 million and $2 million from the operations of Owned Brokerage Group's equity method investments for the nine months ended September 30, 2022 and 2021, respectively. The Company invested $17 million and $3 million of cash into these equity method investments during the nine months ended September 30, 2022 and 2021, respectively.
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

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2022	114.4	$1	$4,849	$(2,596)	$(49)	$4	$2,209
Net income	—	—	—	55	—	1	56
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(4.9)	—	(52)	—	—	—	(52)
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at September 30, 2022	109.5	$1	$4,803	$(2,541)	$(50)	$3	$2,216

	Three Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2021	116.6	$1	$4,932	$(2,873)	$(58)	$4	2,006
Net income	—	—	—	114	—	2	116
Exercise of stock options	0.1	—	—	—	—	—	—
Stock-based compensation	—	—	7	—	—	—	7
Issuance of shares for vesting of equity awards	(0.1)	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2021	116.6	$1	$4,939	$(2,759)	$(58)	$5	$2,128

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net income	—	—	—	166	—	3	169
Repurchase of common stock	(8.8)	—	(97)	—	—	—	(97)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	20	—	—	—	20
Issuance of shares for vesting of equity awards	2.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.8)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(6)	(6)
Balance at September 30, 2022	109.5	$1	$4,803	$(2,541)	$(50)	$3	$2,216

	Nine Months Ended September 30, 2021
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	296	—	5	301
Other comprehensive income	—	—	—	—	1	—	1
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	0.1	—	1	—	—	—	1
Stock-based compensation	—	—	21	—	—	—	21
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(9)	—	—	—	(9)
Dividends	—	—	—	—	—	(4)	(4)
Balance at September 30, 2021	116.6	$1	$4,939	$(2,759)	$(58)	$5	$2,128
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

For the three and nine months ended September 30, 2022, the Company repurchased and retired 4.9 million shares and 8.8 million shares of common stock for $52 million and $97 million, respectively. As of September 30, 2022, $203 million remained available for repurchase under the share repurchase program.
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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of September 30, 2022 as the closing price of the Company's common stock as of September 30, 2022 was less than the initial exchange price.
The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2022	2021	2022	2021
Numerator:
Net income attributable to Anywhere shareholders	$55	$114	$166	$296
Denominator:
Weighted average common shares outstanding (denominator for basic earnings per share calculation)	112.2	116.6	115.3	116.3
Dilutive effect of stock-based compensation awards (a)	1.3	3.7	1.7	3.9
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings per share calculation)	113.5	120.3	117.0	120.2
Earnings per share attributable to Anywhere shareholders:
Basic earnings per share	$0.49	$0.98	$1.44	$2.55
Diluted earnings per share	$0.48	$0.95	$1.42	$2.46
_______________
(a)The three months ended September 30, 2022 and 2021, respectively, exclude 5.4 million and 3.8 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
The nine months ended September 30, 2022 and 2021, respectively, exclude 5.0 million and 3.6 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
(b)Shares to be provided to the Company from the exchangeable note hedge transactions purchased concurrently with its issuance of Exchangeable Senior Notes in June 2021 are anti-dilutive and therefore they are not treated as a reduction to its diluted shares.

For the three and nine months ended September 30, 2022, the Company repurchased and retired 4.9 million shares and 8.8 million shares of common stock for $52 million and $97 million, respectively. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.
8.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries or regulatory actions related to alleged contract disputes, business practices, intellectual property and other commercial, employment, regulatory and tax matters, including the matters described below.
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters when it is both probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. For other litigation for which a loss is reasonably possible, the Company is unable to estimate a range of reasonably possible losses.
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Insurance coverage may be unavailable for certain types of claims (including antitrust and Telephone Consumer Protection Act litigation) and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses the Company incurs.
From time to time, even if the Company believes it has substantial defenses, it may consider litigation settlements based on a variety of circumstances.
Due to the foregoing factors as well as the factors set forth below, the Company could incur charges or judgments or enter into settlements of claims, based upon future events or developments, with liability that are materially in excess of amounts accrued and these judgments or settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period. As such, an increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.
The below captioned matters address certain current litigation involving the Company, including antitrust litigation, litigation related to the Telephone Consumer Protection Act (TCPA), and worker classification litigation. The captioned matters described herein involve evolving, complex litigation and the Company assesses its accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust matters (the Burnett litigation) is scheduled to go to trial in late February 2023 and the TCPA case is scheduled to go to trial in April 2023.
The Company disputes the allegations against it in each of these matters, believes it has substantial defenses against plaintiffs' claims and is vigorously defending these actions.
Additionally, the Company has provided an update on the settlement of certain company-initiated litigation and related counterclaims against us.
All of these matters are presented as currently captioned, but as noted elsewhere in this Quarterly Report, Realogy Holdings Corp. has been renamed Anywhere Real Estate Inc.
Antitrust Litigation
The cases included under this header, Antitrust Litigation, are class actions that challenge residential real estate industry rules and practices for seller payment of buyer broker commissions. The issues raised by these cases have not been previously adjudicated, and the cases are pending in multiple jurisdictions, are at various stages of litigation, claim to cover lengthy periods, involve different assertions with respect to liability and damages, include federal and certain state law claims, involve numerous and differing parties, and—given that antitrust laws generally provide for joint and several liability and treble damages—could result in a broad range of outcomes, making it difficult to predict possible damages or how legal, factual and damages issues will be resolved.
These factors also complicate the potential for achieving settlement in individual cases or any global multi-party settlement although the Company believes, given the industry-wide impacts of the issues being litigated, potential resolution options should be considered.
The Company believes that additional antitrust litigation may be possible depending on decisions in pending litigation or regulatory developments affecting the industry.
In each of these cases, plaintiffs claim damages for all or a meaningful portion of the buyer brokers’ commission paid in each transaction irrespective of the fact that the Company retained relatively little of those commissions (as the vast majority of the commission remained with the independent sales agent and/or franchisee, as applicable).
Burnett, Hendrickson, Breit, Trupiano, and Keel v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a now-certified class action complaint, which was filed on April 29, 2019 and amended on June 21, 2019, June 30, 2021 and May 6, 2022 (formerly captioned as Sitzer).
The plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies and rules for the multiple listing services and its member brokers that require listing brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs' experts argue that “but for” the challenged NAR policies and rules, these offers of buyer broker compensation would not be made and plaintiffs seek the recovery of any commissions paid to buyers’ brokers as to both brokerage and franchised operations in the relevant geographic area.
The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the brokerage/franchisor defendants conspired with NAR by requiring their respective brokerages/franchisees to comply with NAR’s policies, rules, and Code of Ethics, and engaged in other allegedly anticompetitive conduct including, but not limited to, steering and agent education that allegedly promotes the practice of paying buyer broker compensation and discourages commission negotiation. Plaintiffs’ experts dispute defendants’ contention that the practice of offering and paying buyer broker compensation is based on natural and legitimate economic incentives and benefits that exist irrespective of the challenged NAR policies and rules and also contend that international practices are comparable benchmarks.
The antitrust claims in the Burnett litigation are limited both in allegations and relief sought to home sellers who from April 29, 2015, to the present used a listing broker affiliated with one of the brokerage/franchisor defendants in four MLSs that primarily serve the State of Missouri, purportedly in violation of federal and Missouri antitrust laws. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer broker commissions or from otherwise restricting competition among brokers, an award of damages and/or restitution for the class period, attorneys' fees and costs of suit. Plaintiffs allege joint and several liability and seek treble damages.
In addition, the plaintiffs include a cause of action for alleged violations of the Missouri Merchandising Practices Act, or MMPA, on behalf of Missouri residents only, with a class period that commences April 29, 2014. The plaintiffs seek a permanent injunction enjoining the defendants from engaging in conduct in violation of the MMPA, an award of damages and/or restitution for the class period, punitive damages, attorneys' fees, and costs of suit.
On August 22, 2019, the Court denied defendants’ motions to transfer the litigation to the U.S. District Court for the Northern District of Illinois, and on October 16, 2019, the Court denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the Department of Justice (“DOJ”) filed a statement of interest and appearances for this matter and, in July 2020 and July 2021, requested the Company provide it with all materials produced in this matter.
The Court granted class certification on April 22, 2022. The Company's petition for an interlocutory appeal of the class certification decision was denied by the United States Court of Appeals for the Eighth Circuit on June 2, 2022. The class the Court has certified includes, according to plaintiffs, over 310,000 transactions for which the plaintiffs are seeking a full refund of the buyer brokers’ commissions. Each of the five defendants, including the Company, filed motions for summary judgment on August 29, 2022, and the plaintiffs filed a consolidated opposition to the motions on October 10, 2022.

Defendants’ replies are due on November 7, 2022 and oral argument on the summary judgment motions is scheduled for November 17, 2022. The Court has set a trial date for February 21, 2023, and the Company does not expect significant changes to that schedule.
The Company disputes the allegations against it in this case, believes it has substantial defenses to both plaintiffs’ claims and damage assertions, and is vigorously defending this litigation.
Moehrl, Cole, Darnell, Ramey, Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). The Moehrl complaint contains substantially similar allegations, and seeks the same relief under the Sherman Act, as the Burnett litigation. The Moehrl complaint, however, is brought on behalf of home sellers in 20 MLSs in various parts of the country that do not overlap with the Burnett MLSs and purports to cover transactions beginning from March 6, 2015 through December 31, 2020.
In contrast to the Burnett plaintiffs, the Moehrl plaintiffs acknowledge that there are economic reasons why a seller would offer buyer compensation (and accordingly, do not seek recovery of all commissions paid to buyers’ brokers), although plaintiffs allege that buyer brokers are overpaid due to the mandatory nature of the applicable NAR policies and rules.
In October 2019, the DOJ filed a statement of interest for this matter. A motion to appoint lead counsel in the case was granted on an interim basis by the Court in May 2020. In October 2020, the Court denied the separate motions to dismiss filed in August 2019 by each of NAR and the Company (together with the other defendants named in the amended Moehrl complaint). Plaintiffs filed their motion for class certification on February 23, 2022. The Company’s opposition to the plaintiffs' class certification motion was filed on May 31, 2022 (together with the other defendants named in the complaint) and plaintiffs’ reply in further support of their motion was filed on August 22, 2022; plaintiffs’ motion for class certification remains pending. Discovery in the case is ongoing.
The Company disputes the allegations against it in this case, believes it has substantial defenses to both plaintiffs’ claims and damage assertions, and is vigorously defending this litigation.
Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division). In this putative nationwide class action filed on January 25, 2021 (formerly captioned as Leeder), the plaintiffs take issue with certain NAR policies, including those related to buyer broker compensation at issue in the Moehrl and Burnett matters, as well as those at issue in the 2020 settlement between the DOJ and NAR, but claim the alleged conspiracy has harmed buyers (instead of sellers). The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and were unjustly enriched, and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses.
On May 2, 2022, the Court granted the motion to dismiss filed by the Company (together with the other companies named in the complaint) without prejudice. On July 6, 2022, plaintiffs filed an amended complaint substituting in eight new named plaintiffs and no longer naming Leeder as named plaintiff, that may consequently be referred to as Batton v. The National Association of Realtors, et al. The amended complaint is substantially similar to the original complaint but, in addition to the federal Sherman Act and unjust enrichment claims, plaintiffs have added two claims based on certain state antitrust statutes and consumer protection statutes. The Company (together with the other companies named in the complaint) filed a motion to dismiss the amended complaint on September 7, 2022. Plaintiffs’ opposition to the motion was filed October 21, 2022, with the defendants’ reply due on November 22, 2022.
The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation.
Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020 (formerly captioned as Bauman), wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl and Burnett matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service (MLS Property Information Network, Inc.) that is owned by realtors, including in part by one of the Company's company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. On December 10, 2021, the Court denied the motion to dismiss filed in March 2021 by the Company (together with the other defendants named in the complaint). On March 1, 2022, plaintiffs filed an amended complaint substituting in two new named plaintiffs and no longer naming the Baumans as named plaintiffs, that may consequently be referred to as Nosalek v. MLS Property Information Network, Inc. The lawsuit seeks to represent a class of sellers who paid a broker commission in connection with the sale of a property listed in the MLS Property Information Network, Inc. Discovery in the case has commenced.
The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation.
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
On October 24, 2022, the Court moved the trial date to April 2023. A mediation between the parties in August 2022 did not result in resolution of this matter. While the Company may pursue further attempts at mediation, it can provide no assurance as to whether any such mediation would be successful.
The Company disputes the allegations against it in this case, believes it has substantial defenses to both plaintiffs’ claims and damage assertions, and is vigorously defending this action.
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
In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff's amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. In January 2021, the plaintiff filed a notice of appeal of the Court’s order granting the demurrer and filed its brief in support of the appeal in June 2021. In October 2021, Century 21 and Century 21 M&M filed their appellate brief in opposition to plaintiff’s appeal and in January 2022, plaintiff filed its reply brief in support of the appeal. In September 2022, Century 21 and Century 21 M&M filed a motion with the Appellate Court to dismiss the appeal in favor of arbitration in response to a recent change in the law, which the plaintiff opposed. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
Company-Initiated Litigation and Related Counterclaims
Realogy Holdings Corp., NRT New York LLC (d/b/a The Corcoran Group), Sotheby’s International Realty, Inc., Coldwell Banker Residential Brokerage Company, Coldwell Banker Residential Real Estate LLC, NRT West, Inc., Martha Turner Properties, L.P. And Better Homes and Gardens Real Estate LLC v. Urban Compass, Inc., and Compass, Inc. (Supreme Court New York, New York County). In October 2022, the Company and Urban Compass, Inc. and Compass, Inc. (together, "Compass") entered into a confidential settlement agreement with respect to this matter and Compass' related counterclaims, and the actions were dismissed.
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
The due to former parent balance was $20 million at September 30, 2022 and $19 million at December 31, 2021, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled $1,071 million at September 30, 2022 and while these deposits are not assets of the Company (and therefore are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.

9.    SEGMENT INFORMATION
The reportable segments presented below represent the Company’s segments for which separate financial information is available and which is utilized on a regular basis by its chief operating decision maker to assess performance and to allocate resources. In identifying its reportable segments, the Company also considers the nature of services provided by its segments.
Management evaluates the operating results of each of its reportable segments based upon revenue and Operating EBITDA. Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, gains or losses on discontinued operations and gains or losses on the sale of businesses, investments or other assets. The Company’s presentation of Operating EBITDA may not be comparable to similar measures used by other companies.
During the fourth quarter of 2022, the Company initiated a plan to integrate Owned Brokerage Group and Title Group. Accordingly, as a result of this effort, the Company will reassess its operating and reportable segments in the fourth quarter.

	Revenues (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Franchise Group	$306	$342	$912	$943
Owned Brokerage Group	1,486	1,705	4,525	4,667
Title Group	113	250	447	706
Corporate and Other (b)	(97)	(111)	(299)	(307)
Total Company	$1,808	$2,186	$5,585	$6,009
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $97 million and $299 million for the three and nine months ended September 30, 2022, respectively, and $111 million and $307 million for the three and nine months ended September 30, 2021, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.

	Operating EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Franchise Group	$202	$211	$544	$576
Owned Brokerage Group	(1)	51	(30)	116
Title Group	9	54	27	170
Corporate and Other (a)	(44)	(43)	(104)	(117)
Total Company	$166	$273	$437	$745

Less: Depreciation and amortization	53	50	159	152
Interest expense, net	30	52	76	147
Income tax expense	8	48	52	125
Restructuring costs, net (b)	16	4	23	14
Impairments (c)	3	1	3	3
Former parent legacy cost, net (d)	1	—	1	1
Loss on the early extinguishment of debt (d)	—	3	92	21
Loss (gain) on the sale of businesses, investments or other assets, net (e)	—	1	(135)	(14)
Net income attributable to Anywhere and Anywhere Group	$55	$114	$166	$296

_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended September 30, 2022 includes restructuring charges of $2 million at Franchise Group, $8 million at Owned Brokerage Group and $6 million at Corporate and Other.
The three months ended September 30, 2021 includes restructuring charges of $1 million at Franchise Group, $2 million at Owned Brokerage Group and $1 million at Corporate and Other.
The nine months ended September 30, 2022 includes restructuring charges of $4 million at Franchise Group, $11 million at Owned Brokerage Group and $8 million at Corporate and Other.
The nine months ended September 30, 2021 includes restructuring charges of $4 million at Franchise Group, $6 million at Owned Brokerage Group and $4 million at Corporate and Other.
(c)Non-cash impairments primarily relate to software and lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Loss (gain) on the sale of businesses, investments or other assets, net for the nine months ended September 30, 2022 is recorded in Title Group and related to the sale of the Title Underwriter during the first quarter of 2022 and the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the second quarter of 2022. Loss (gain) on the sale of businesses, investments or other assets, net for the nine months ended September 30, 2021 is primarily recorded in Owned Brokerage Group.
10.    SUBSEQUENT EVENTS
Notice of Redemption - 4.875% Senior Notes
On October 18, 2022, the Company issued a notice of redemption to redeem on November 17, 2022 all of the $340 million of its outstanding 4.875% Senior Notes plus the applicable redemption premium and accrued but unpaid interest using borrowings under its Revolving Credit Facility and cash on hand.

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
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group") formerly referred to as Realogy Franchise Group—franchises the Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, Sotheby's International Realty® and Better Homes and Gardens® Real Estate brand names. As of September 30, 2022, our real estate franchise systems and proprietary brands had approximately 341,400 independent sales agents worldwide, including approximately 198,900 independent sales agents operating in the U.S. (which included approximately 60,000 company owned brokerage independent sales agents). As of September 30, 2022, our real estate franchise systems and proprietary brands had approximately 20,900 offices worldwide in 119 countries and territories, including approximately 5,800 brokerage offices in the U.S. (which included approximately 700 company owned brokerage offices). This segment also includes our lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group") formerly referred to as Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 700 owned and operated brokerage offices with approximately 60,000 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our RealSure and Real Estate Auction minority-owned joint ventures.
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
RECENT DEVELOPMENTS
Capital Resources Update
During the third quarter of 2022, the Company repurchased and retired 4.9 million shares of common stock for $52 million. As of September 30, 2022, approximately $203 million of authorization remains available for the repurchase of shares under the February 2022 share repurchase program. Refer to "Part II—Other Information, Item 2. Unregistered Sales of Equity Securities and Use of Proceeds" for additional information on the Company's share repurchase program.
During the third quarter of 2022, the Company repurchased $7 million in principal amount of its 4.875% Senior Notes through open market purchases at approximately par value, plus accrued interest to the repurchase date.
On October 18, 2022, the Company issued a notice of redemption to redeem on November 17, 2022 all of the $340 million of its outstanding 4.875% Senior Notes plus the applicable redemption premium and accrued but unpaid interest using borrowings under its Revolving Credit Facility and cash on hand.

Restructuring Plan and Other Cost Savings Initiatives
Beginning in the third quarter of 2022, we commenced the implementation of a plan to reduce our office footprint costs, centralize certain aspects of our operational support structure and drive changes in how we serve our affiliated independent sales agents as well as consumers from a marketing and technology perspective.
During the third quarter of 2022, we incurred $10 million of costs related to the 2022 restructuring program including $3 million of facility related costs and $7 million of personnel related costs, primarily at Owned Brokerage Group. While we currently expect the estimated total cost of the program to be approximately $15 million, we are still evaluating the scope of the program. Cost savings related to these restructuring activities are estimated to be approximately $20 million.
In addition to this restructuring plan, in the third quarter of 2022, we began to take additional permanent and temporary cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. We will continue to adjust our workforce to adapt to fluctuations in volume demand in our businesses. In addition to the cost savings realized from restructuring activities (outlined in the preceding paragraph above), we expect approximately $130 million of additional cost savings initiatives for full year 2022.
CURRENT BUSINESS AND INDUSTRY TRENDS
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Brokerage Group, both on a combined and individual basis, for each of the three and nine months ended September 30, 2022 as compared to the corresponding prior period:

	Three Months Ended September 30, 2022	Nine Months Ended September 30, 2022
Anywhere Combined
Homesale transaction volume*	(17)%	(7)%
Closed homesale sides	(21)%	(16)%
Average homesale price	5%	10%
Anywhere Brands - Franchise Group
Homesale transaction volume*	(19)%	(10)%
Closed homesale sides	(23)%	(18)%
Average homesale price	5%	9%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	(13)%	(2)%
Closed homesale sides	(15)%	(10)%
Average homesale price	3%	8%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
Rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns had a significant detrimental impact on consumer demand during the third quarter of 2022.
The U.S. Federal Reserve Board continues to take aggressive action intended to try to control inflation, including raising the target federal funds rate by three-quarters of a percentage point in each of June, July and September 2022, which strongly contributes to rising mortgage rates. For the week ending October 27, 2022, mortgage rates on a 30-year fixed-rate mortgage averaged 7.08%, an increase of 290 basis points since March 31, 2022 and nearly 390 basis points over the past 12 months, according to Freddie Mac.
Low inventory strongly contributed to higher average homesale price as well as declines in closed homesale sides, with the largest decreases in homes with average sales prices below $500,000. While both Franchise Group and Owned Brokerage Group benefited from lower declines in closed transaction sides at the high-end of the housing market, the effect was more pronounced at Owned Brokerage Group due to its concentrated geographic footprint in regions where average homesale prices are at the higher end of the U.S. real estate market.

We expect to continue to experience significant declines in homesale transaction volume during the fourth quarter of 2022, primarily due to fewer homesale transactions as well as smaller increases or declines in average homesale price, as economic pressures and concerns are expected to continue to have a negative impact on consumer demand and affordability.
Recent industry forecasts, including those from Goldman Sachs, Fannie Mae, and NAR, predict significant homesale transaction volume declines in 2023, primarily driven by declines in closed homesale transactions, as of their most recently released forecasts.
Title Group. Our financial results are typically negatively impacted by a high interest rate environment as increasing mortgage rates generally result in decreased refinancing and homesale transactions that in turn results in decreased title services and mortgage origination activity. Refinancing volumes are also inherently cyclical.
We believe that the rising mortgage rate environment impacted Title Group's results starting in the first quarter of 2022, with refinancing title and closing units declining 65%, purchase title and closing units declining 13%, and equity in earnings from Guaranteed Rate Affinity declining $61 million, during the nine months ended September 30, 2022 as compared to the prior year.
Equity in earnings at Guaranteed Rate Affinity declined from earnings of $11 million in the third quarter of 2021 to losses of $3 million in the third quarter of 2022 and declined from earnings of $49 million during the nine months ended September 30, 2021 to losses of $12 million during the nine months ended September 30, 2022. The declines were primarily driven by significantly higher mortgage rates and margin compression. Operating margins are expected to continue to be compressed due to competitive factors related to decreased demand and the significant increase in mortgage rates, resulting in a material decline in equity in earnings year-over-year from this joint venture.
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
As a minority held joint venture, equity earnings or losses related to our minority interest in the Title Insurance Underwriter Joint Venture are included in the financial results of Title Group, but are not reported as revenue to Title Group. The sale of the Title Underwriter resulted in declines of $99 million in underwriter revenue and $17 million in Operating EBITDA in the third quarter of 2022 as compared to the third quarter of 2021, with $2 million of equity in earnings attributable to the Title Insurance Underwriter Joint Venture partially offsetting the decline in earnings.
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
According to Freddie Mac, mortgage rates on commitments for a 30-year, conventional, fixed-rate first mortgage increased to an average of 5.58% for the third quarter of 2022 compared to 2.87% for the third quarter of 2021. On September 30, 2022, mortgage rates on a 30-year fixed-rate mortgage were 6.11%, or approximately 300 basis points higher than on December 31, 2021 and approximately 230 basis points higher than the 10-year average of 3.79% on a 30-year fixed-rate mortgage, according to Freddie Mac.
The rising interest rate environment has negatively impacted multiple aspects of our business, as increases in mortgage rates generally have an adverse impact on homesale transaction volume, housing affordability and mortgage unit, closing and refinancing volumes. We expect that our business will continue to be adversely impacted by the current high mortgage rate environment. For example, we believe the high mortgage rate environment is contributing to decreased homesale transaction volume, as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home and potential home buyers choose to rent rather than pay higher mortgage rates.
From March to November 2022, the Federal Reserve Board has increased interest rates by 375 basis points, with a further increase expected in late 2022. Yields on the 10-year Treasury note were 3.83% as of September 30, 2022 compared to 1.52% as of September 30, 2021. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates. In July 2022, the Federal Reserve confirmed that it will continue reducing its holdings of agency mortgage-backed securities and debt as well as Treasury securities. Additionally, banks may tighten mortgage standards, which could limit the availability of mortgage financing.
Inflation. U.S. consumers have been and may continue to be impacted by the current inflationary environment. The Consumer Price Index for All Urban Consumers, or CPI, rose 8.2% (not seasonally adjusted) for the 12-months ending September 30, 2022, according to the U.S. Bureau of Labor Statistics, which also reported that the index for all items less food and energy rose 6.6% over the same period, the largest 12-month increase in that index since August 1982. The CPI measures the average change in prices paid by urban consumers for a market basket of consumer goods and services. Volatility in the macroeconomic environment, including in connection with Russia's invasion of Ukraine, may further exacerbate inflationary pressures.
Inventory & Turnover. Insufficient inventory levels generally have a negative impact on homesale transaction growth, and we believe this factor has contributed to a decline in homesale transactions since the second half of 2021. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet demand. Additional inventory pressure arises from periods of slow or decelerated new housing construction, real estate models that purchase homes for rental use (rather than resale), and alternative competitors, such as traditional iBuying models.
Overall housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. Average sales price has increased significantly over the past two years, which we believe has contributed to further deterioration of inventory at lower price points. Home inventory under $500,000 at Owned Brokerage Group declined 3% and inventory over $500,000 increased 17% as of September 30, 2022 compared to September 30, 2021.
We believe speed of inventory supply turnover, which had increased significantly over the past two years, slowed in the third quarter of 2022. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract was a median of 21 days in the third quarter of 2022 - the first time such number has exceeded 20 days since the fourth quarter of 2020 - and compared to a median 16 days on the market in the third quarter of 2021 (and 31 days on the market in the third quarter of 2019).
Affordability. The rapid increase in mortgage rates and inflation discussed above has had a corresponding negative impact on affordability, which has also been meaningfully impacted by rising home prices that are related, in part, to prolonged inventory constraints. Housing affordability has declined significantly year-over-year as well as since the first quarter of 2022 according to the Home Ownership Affordability Monitor (HOAM) Index issued by the Federal Reserve Bank of Atlanta, which reports that in August 2022, the HOAM index value was 69.3 as compared to 88.5 in January 2022 and 93.6 in August 2021. The HOAM index measures the ability of a median-income household to absorb the estimated annual costs associated with owning a median-priced home, with affordability considered a HOAM index value of greater than 100. Housing affordability may be further impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, declining or stagnant wages, or other economic challenges.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. In the third quarter of 2022, independent sales agents affiliated with our company owned brokerages grew 9% and, based on information from such franchisees, independent sales agents affiliated with our U.S. franchisees declined 2%, in each case as compared to September 30, 2021.
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
Hurricane Ian. In late September 2022, Hurricane Ian caused damage to residential and commercial property and infrastructure, primarily in Florida, which has caused delays in the closing of homesale transactions. The hurricane had an unfavorable impact on homesale transaction volume and title closing units in the affected areas during the third quarter of 2022 and is expected to have a more meaningful unfavorable impact in the fourth quarter of 2022.
Other Trends. For information on additional industry trends impacting our business, see "Part II—Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" in our 2021 Form 10-K under Current Business and Industry Trends, subheadings "Non-Traditional Competition and Industry Disruption", "New Development", and "Leads Generation".
For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see "Part I., Item 1.—Business—Government and Other Regulations" in our 2021 Form 10-K. For a discussion of material litigation involving the Company see "Part II., Item 1.—Legal Proceedings" and Note 8, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.
* * *
Note regarding NAR revision of Average Sale Price Data. Please see our Current Report on Form 8-K filed on July 25, 2022 for information concerning NAR's revision of average sales price data for U.S. existing homes and its cautionary language with respect to the comparability and reliability of such data as well as related matters.
Other Third Party Data. This Quarterly Report includes data and information obtained from independent sources such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S. Bureau of Labor Statistics, the U.S. Federal Reserve Board, and the Federal Reserve Bank of Atlanta. We caution that such information is subject to change and do not endorse or suggest reliance on this data or information alone.
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
For Franchise Group, we also use net royalty per side, which represents the royalty payment to Franchise Group for each homesale transaction side taking into account royalty rates, homesale price, average homesale broker commission rates, volume incentives achieved and other incentives. We utilize net royalty per side as it includes the impact of changes in average homesale price as well as all incentives and represents the royalty revenue impact of each incremental side.
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
The following table presents our drivers for the three and nine months ended September 30, 2022 and 2021. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2022	2021	% Change	2022	2021	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	243,494	316,195	(23)%	724,858	881,356	(18)%
Average homesale price	$449,313	$427,052	5%	$458,767	$419,223	9%
Average homesale broker commission rate	2.43%	2.44%	(1) bps	2.43%	2.46%	(3) bps
Net royalty per side	$422	$401	5%	$429	$402	7%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	86,022	101,536	(15)%	253,422	280,474	(10)%
Average homesale price	$681,387	$662,006	3%	$708,719	$654,113	8%
Average homesale broker commission rate	2.40%	2.42%	(2) bps	2.40%	2.43%	(3) bps
Gross commission income per side	$17,070	$16,633	3%	$17,649	$16,457	7%
Anywhere Integrated Services - Title Group
Purchase title and closing units (b)	35,045	45,011	(22)%	107,395	123,076	(13)%
Refinance title and closing units (c)	3,339	12,140	(72)%	16,119	45,676	(65)%
Average fee per closing unit (d)	$3,127	$2,801	12%	$3,149	$2,632	20%
_______________
(a)Includes all franchisees except for Owned Brokerage Group.
(b)Purchase title and closing units for the three and nine months ended September 30, 2021 were revised to reflect a decrease of 1,993 and 5,131 units, respectively. The change was for the number of units only and did not impact revenue.
(c)Refinance title and closing units for the three and nine months ended September 30, 2021 were revised to reflect a decrease of 696 and 2,099 units, respectively. The change was for the number of units only and did not impact revenue.
(d)With the change in units noted above, Average fee per closing unit for the three and nine months ended September 30, 2021 was updated to reflect an increase of $126 and $108 per closing unit, respectively.
Declines in the number of homesale transactions and/or decline in homesale prices adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, and (iii) reducing the demand for services offered through Title Group, including title, escrow and settlement services or the services of our mortgage origination, title underwriter insurance, or other joint ventures. Additionally, declining homesale transactions and/or declines in homesale price increase the risk of franchisee default due to lower homesale volume. Further, our results have been and may continue to be negatively affected by a decline in commission rates charged by brokers, greater commission payments to independent sales agents, lower royalty rates from franchisees or an increase in other incentives paid to franchisees, among other factors.
We attribute the 3 basis point decline in average homesale broker commission rate in the first nine months of 2022 at Owned Brokerage Group and Franchise Group over the prior period to price and geographic mix. Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
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

Transaction volume growth has generally exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of other sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation, which puts pressure on our ability to renew or negotiate franchise agreements with favorable terms, including with respect to contractual royalty rates, sales incentives and covered geographies.
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, we may, from time to time, introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above and continued concentration among our top 250 franchisees; however, these pressures were more than offset by increases in homesale prices during 2020 and 2021 as well as in the three and nine-month period ended September 30, 2022.
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
RESULTS OF OPERATIONS
Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our segments. Management evaluates the operating results of each of our reportable segments based upon revenue and Operating EBITDA. Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, gains or losses on discontinued operations and gains or losses on the sale of businesses, investments or other assets. Our presentation of Operating EBITDA may not be comparable to similarly titled measures used by other companies.
Our results of operations should be read in conjunction with our other disclosures in this Item 2. including under the heading Current Business and Industry Trends.
Three Months Ended September 30, 2022 vs. Three Months Ended September 30, 2021
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2022	2021	Change
Net revenues	$1,808	$2,186	$(378)
Total expenses	1,742	2,033	(291)
Income before income taxes, equity in losses (earnings) and noncontrolling interests	66	153	(87)
Income tax expense	8	48	(40)
Equity in losses (earnings) of unconsolidated entities	2	(11)	13
Net income	56	116	(60)
Less: Net income attributable to noncontrolling interests	(1)	(2)	1
Net income attributable to Anywhere and Anywhere Group	$55	$114	$(59)

Net revenues decreased $378 million or 17% for the three months ended September 30, 2022 compared with the three months ended September 30, 2021 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group as the decline in homesale transactions more than offset homesale price appreciation and the absence of revenue at Title Group due to the sale of the Title Insurance Underwriter during the first quarter of 2022.
Total expenses decreased $291 million or 14% for the third quarter of 2022 compared to the third quarter of 2021 primarily due to:
•a $139 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume, partially offset by increases in the average share of sales commissions received by independent sales agents which is primarily driven by agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts;
•a $132 million decrease in operating and general and administrative expenses primarily attributable to a decrease in employee-related and other operating costs due to lower incentive accruals and cost savings initiatives and a decrease in underwriter costs due to the sale of the Title Underwriter in the first quarter of 2022, partially offset by an increase in accruals for several legal matters;
•a $22 million net decrease in interest expense primarily due to a $4 million fair value adjustment related to mark-to-market adjustments for interest rate swaps that resulted in $5 million of gains during the three months ended September 30, 2022 compared to $1 million of gains during the three months ended September 30, 2021 and a reduction in total outstanding indebtedness and lower interest rates during the third quarter of 2022 compared to the third quarter of 2021; and
•a $10 million decrease in marketing costs,
partially offset by:
•a $12 million increase in restructuring costs primarily related to cost savings initiatives.
Equity in losses were $2 million during the third quarter of 2022 compared to earnings of $11 million during the third quarter of 2021. Equity in losses during the third quarter of 2022 primarily consisted of $3 million of losses for the RealSure joint venture and $3 million of losses for Guaranteed Rate Affinity, partially offset by $2 million of earnings for the Title Insurance Underwriter Joint Venture. Equity in earnings for the third quarter of September 30, 2021 primarily consisted of $11 million of earnings for Guaranteed Rate Affinity.
During the third quarter of 2022, we incurred $10 million of costs related to the 2022 restructuring program including $3 million of facility related costs and $7 million of personnel related costs, primarily at Owned Brokerage Group. While we currently expect the estimated total cost of the program to be approximately $15 million, we are still evaluating the scope of the program. Cost savings related to these restructuring activities are estimated to be approximately $20 million.
During the third quarter of 2022, we incurred $6 million of costs compared to $4 million during the third quarter of 2021 related to the Company's prior restructuring programs. The Company expects the estimated total cost of its prior restructuring programs to be approximately $166 million, with $142 million incurred to date and $24 million remaining primarily related to future expenses as a result of reducing the leased-office footprints.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $8 million for the three months ended September 30, 2022 compared to $48 million for the three months ended September 30, 2021. Our effective tax rate was 13% and 29% for the three months ended September 30, 2022 and 2021, respectively. In the quarter ended September 30, 2022, we recorded a benefit for tax credits claimed on our most recently filed federal and state tax returns upon the completion of our research tax credit study. The effective tax rate for the three months ended September 30, 2022 was favorably impacted by these tax credits.

The following table reflects the results of each of our reportable segments during the three months ended September 30, 2022 and 2021:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Franchise Group	$306	$342	(36)	(11)	$202	$211	(9)	(4)	66%	62%	4
Owned Brokerage Group	1,486	1,705	(219)	(13)	(1)	51	(52)	(102)	—	3	(3)
Title Group	113	250	(137)	(55)	9	54	(45)	(83)	8	22	(14)
Corporate and Other	(97)	(111)	14	(a)	(44)	(43)	(1)	(2)
Total Company	$1,808	$2,186	(378)	(17)	$166	$273	(107)	(39)	9%	12%	(3)

Less: Depreciation and amortization					53	50
Interest expense, net					30	52
Income tax expense					8	48
Restructuring costs, net (b)					16	4
Impairments (c)					3	1
Former parent legacy cost, net (d)					1	—
Loss on the early extinguishment of debt (d)					—	3
Loss on the sale of businesses, investments or other assets, net					—	1
Net income attributable to Anywhere and Anywhere Group					$55	$114
_______________
(a)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $97 million and $111 million during the three months ended September 30, 2022 and 2021, respectively, and are eliminated through the Corporate and Other line.
(b)Restructuring charges incurred for the three months ended September 30, 2022 include $2 million at Franchise Group, $8 million at Owned Brokerage Group and $6 million at Corporate and Other. Restructuring charges incurred for the three months ended September 30, 2021 include $1 million at Franchise Group, $2 million at Owned Brokerage Group and $1 million at Corporate and Other.
(c)Non-cash impairments for the three months ended September 30, 2022 primarily relate to lease asset and software impairments and for the three months ended September 30, 2021 primarily relate to software impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 3 percentage point to 9% from 12% for the three months ended September 30, 2022 compared to 2021. Franchise Group's margin increased 4 percentage points to 66% from 62% primarily due a decrease in operating costs and an increase in relocation revenue. Owned Brokerage Group's margin decreased 3 percentage points to 0% from 3% primarily due to increases in the average share of sales commissions received by independent sales agents which is primarily driven by agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts. Title Group's margin decreased 14 percentage points to 8% from 22% largely the result of a net decline in Operating EBITDA as a result of a decline in resale and refinance revenue. Title Group's margin, excluding equity in earnings and the impact of the sale of the Title Underwriter, decreased 10 percentage points to 6% from 16% largely the result of a decline in resale and refinance revenue.
Corporate and Other Operating EBITDA for the three months ended September 30, 2022 declined $1 million to negative $44 million primarily due to an increase in accruals for several legal matters offset by lower employee incentive accruals.
Anywhere Brands - Franchise Group
Revenues decreased $36 million to $306 million and Operating EBITDA decreased $9 million to $202 million for the three months ended September 30, 2022 compared with the same period in 2021.
Revenues decreased $36 million primarily as a result of a $24 million decrease in third-party domestic franchisee royalty revenue, primarily due to a 23% decrease in existing homesale transactions at Franchise Group, partially offset by a 5% increase in average homesale price, and a $14 million decrease in intercompany royalties received from Owned Brokerage Group. In addition, brand marketing fund revenue decreased $6 million and related expense decreased $6 million primarily due to lower advertising costs during the third quarter of 2022 as compared to the third quarter of 2021. The revenue decreases were partially offset by a $10 million net increase in revenue from our relocation operations and leads business driven principally by higher volume.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $94 million and $108 million during the third quarter of 2022 and 2021, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $9 million primarily due to the $36 million decrease in revenues discussed above, partially offset by an $18 million decrease in operating costs primarily as a result of lower employee incentives, a $6 million decrease in brand marketing expense and a $3 million decrease in expense related to brand conferences and franchisee events in the third quarter of 2022 compared to the third quarter of 2021.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $219 million to $1,486 million and Operating EBITDA decreased $52 million to a loss of $1 million for the three months ended September 30, 2022 compared with the same period in 2021.
The revenue decrease of $219 million was primarily driven by a 13% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 15% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by a 3% increase in average homesale price.
Operating EBITDA decreased $52 million primarily due to the $219 million decrease in revenues discussed above, partially offset by:
•a $139 million decrease in commission expenses paid to independent sales agents from $1,309 million for the third quarter of 2021 to $1,170 million in the third quarter of 2022. Commission expense decreased primarily as a result of lower homesale transaction volume, partially offset by increases in the average share of sales commissions received by independent sales agents which is primarily driven by the impact of agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts;
•a $16 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee incentive accruals; and
•a $14 million decrease in royalties paid to Franchise Group from $108 million for the third quarter September 30, 2021 to $94 million in the same period of 2022 associated with the homesale transaction volume declines described above.
Anywhere Integrated Services - Title Group
Revenues decreased $137 million to $113 million and Operating EBITDA decreased $45 million to $9 million for the three months ended September 30, 2022 compared with the same period in 2021.
In the first quarter of 2022, Title Group closed the sale of our former Title Underwriter in exchange for cash and a 30% minority equity stake in the form of common units in a Title Insurance Underwriter Joint Venture that owns the Title Underwriter. In the second quarter of 2022, Title Group sold a portion of its minority stake in this joint venture, reducing its equity stake to 26%. Revenues decreased $137 million primarily due to a $99 million decrease in underwriter revenue during the third quarter of 2022 compared to the third quarter of 2021 as a result of the sale of the Title Underwriter. In addition, resale revenue decreased $27 million due to a decrease in transactions, partially offset by an increase in the average fee per closing unit. Furthermore, refinance revenue decreased $11 million due to a decrease in activity as average mortgage rates in the third quarter of 2022 increased approximately 270 basis points over the prior period. Equity earnings or losses related to our minority interests in Guaranteed Rate Affinity and the Title Insurance Underwriter Joint Venture are included in the financial results of Title Group, but are not reported as revenue to Title Group.
Operating EBITDA decreased $45 million primarily due to the $38 million decrease in resale and refinance revenue discussed above, a $17 million net decline as a result of the sale of the Title Underwriter, and an $11 million decrease in equity in earnings.
Equity in earnings decreased $11 million from earnings of $13 million during the third quarter of 2021 to earnings of $2 million during the third quarter of 2022. The decrease primarily related to Guaranteed Rate Affinity which decreased $14 million from earnings of $11 million during the third quarter of 2021 to losses of $3 million during the third quarter of 2022.

The decline in equity in earnings for Guaranteed Rate Affinity was partially offset by $2 million of earnings for our Title Insurance Underwriter Joint Venture during the third quarter of 2022.
The Operating EBITDA decreases discussed above were partially offset by a $21 million decrease in employee-related and other operating costs primarily as a result of declines in variable operating costs due to lower volume and lower employee incentives.
Nine Months Ended September 30, 2022 vs. Nine Months Ended September 30, 2021
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2022	2021	Change
Net revenues	$5,585	$6,009	$(424)
Total expenses	5,348	5,635	(287)
Income before income taxes, equity in earnings and noncontrolling interests	237	374	(137)
Income tax expense	52	125	(73)
Equity in earnings of unconsolidated entities	16	(52)	68
Net income	169	301	(132)
Less: Net income attributable to noncontrolling interests	(3)	(5)	2
Net income attributable to Anywhere and Anywhere Group	$166	$296	$(130)
Net revenues decreased $424 million or 7% for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021 driven primarily by the absence of revenue at Title Group as a result of the sale of the Title Underwriter during the first quarter of 2022 and lower homesale transaction volume at Owned Brokerage Group and Franchise Group as the decline in homesale transactions more than offset homesale price appreciation.
Total expenses decreased $287 million or 5% for the nine months ended September 30, 2022 compared to the same period of 2021 primarily due to:
•a $175 million decrease in operating and general and administrative expenses primarily due to a decrease in underwriter costs due to the sale of the Title Underwriter in the first quarter of 2022 and lower employee-related and other operating costs due to cost savings initiatives and lower employee incentive accruals, partially offset by higher costs in the first half of the year and an increase in accruals for several legal matters;
•$140 million in other income primarily due to the gain recorded at Title Group for the sale of the Title Underwriter during the first quarter of 2022 and the disposition during the second quarter of 2022 of a portion of our minority interest in the Title Insurance Underwriter Joint Venture compared to $17 million of other income primarily due to the gain recorded at Owned Brokerage Group related to the sale of a business during the nine months ended September 30, 2021; and
•a $71 million net decrease in interest expense primarily due to a $32 million fair value adjustment related to mark-to-market adjustments for interest rate swaps that resulted in $40 million of gains during the nine months ended September 30, 2022 compared to $8 million of gains during the nine months ended September 30, 2021 and a reduction in total outstanding indebtedness and lower interest rates during the first nine months of 2022 compared to the first nine months of 2021, partially offset by:
•a $92 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2022 which includes approximately $80 million related to make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes, compared to a $21 million loss on the early extinguishment of debt as a result of the refinancing transactions during the nine months ended September 30, 2021; and
•a $9 million increase in restructuring costs primarily related to cost savings initiatives.
Equity in losses were $16 million for the nine months ended September 30, 2022 compared to earnings of $52 million during the same period of 2021. Equity in losses for the nine months ended September 30, 2022 primarily consisted of $12 million of losses for Guaranteed Rate Affinity and $13 million of losses for the RealSure joint venture, partially offset by $5 million of earnings for the Title Insurance Underwriter Joint Venture. Equity in earnings for the nine months ended

September 30, 2021 primarily consisted of $49 million of earnings for Guaranteed Rate Affinity. The decrease for Guaranteed Rate Affinity was primarily driven by significantly higher mortgage rates and margin compression.
During the nine months ended September 30, 2022, we incurred $10 million of costs related to the 2022 restructuring program including $3 million of facility related costs and $7 million of personnel related costs, primarily at Owned Brokerage Group. While we currently expect the estimated total cost of the program to be approximately $15 million, we are still evaluating the scope of the program. Cost savings related to these restructuring activities are estimated to be approximately $20 million.
During the nine months ended September 30, 2022, we incurred $13 million of restructuring costs compared to $14 million during the same period of 2021 related to the Company's prior restructuring programs. The Company expects the estimated total cost of its prior restructuring programs to be approximately $166 million, with $142 million incurred to date and $24 million remaining primarily related to future expenses as a result of reducing the leased-office footprints.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $52 million for the nine months ended September 30, 2022 compared to $125 million for the nine months ended September 30, 2021. Our effective tax rate was 24% and 29% for the nine months ended September 30, 2022 and September 30, 2021, respectively. In the nine months ended September 30, 2022, we recorded a benefit for tax credits claimed on our most recently filed federal and state tax returns upon the completion of our research tax credit study. The effective tax rate for the nine months ended September 30, 2022 was favorably impacted by these tax credits, partially offset by the sale of the Title Underwriter and non-deductible executive compensation.
The following table reflects the results of each of our reportable segments during the nine months ended September 30, 2022 and 2021:

	Revenues (a)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Franchise Group	$912	$943	(31)	(3)	$544	$576	(32)	(6)	60%	61%	(1)
Owned Brokerage Group	4,525	4,667	(142)	(3)	(30)	116	(146)	(126)	(1)	2	(3)
Title Group	447	706	(259)	(37)	27	170	(143)	(84)	6	24	(18)
Corporate and Other	(299)	(307)	8	(a)	(104)	(117)	13	11
Total Company	$5,585	$6,009	(424)	(7)	$437	$745	(308)	(41)	8%	12%	(4)

Less: Depreciation and amortization					159	152
Interest expense, net					76	147
Income tax expense					52	125
Restructuring costs, net (b)					23	14
Impairments (c)					3	3
Former parent legacy cost, net (d)					1	1
Loss on the early extinguishment of debt (d)					92	21
Gain on the sale of businesses, investments or other assets, net (e)					(135)	(14)
Net income attributable to Anywhere and Anywhere Group					$166	$296
_______________
(a)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $299 million and $307 million during the nine months ended September 30, 2022 and 2021, respectively, and are eliminated through the Corporate and Other line.
(b)Restructuring charges incurred for the nine months ended September 30, 2022 include $4 million at Franchise Group, $11 million at Owned Brokerage Group and $8 million at Corporate and Other. Restructuring charges incurred for the nine months ended September 30, 2021 include $4 million at Franchise Group, $6 million at Owned Brokerage Group and $4 million at Corporate and Other.
(c)Non-cash impairments for the nine months ended September 30, 2022 and 2021 primarily relate to software and lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.

(e)Gain on the sale of businesses, investments or other assets, net for the nine months ended September 30, 2022 is recorded in Title Group and related to the sale of the Title Underwriter during the first quarter of 2022 and the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the second quarter of 2022. Gain on the sale of businesses, investments or other assets, net for the nine months ended September 30, 2021 is primarily recorded in Owned Brokerage Group.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 4 percentage points to 8% for the nine months ended September 30, 2022 compared to 12% for the same period in 2021. Franchise Group's margin decreased 1 percentage point to 60% from 61% primarily due to a decrease in royalty revenue, partially offset by an increase in revenue from our relocation business. Owned Brokerage Group's margin decreased 3 percentage points to negative 1% from 2% primarily due to increases in the average share of sales commissions received by independent sales agents which is primarily driven by agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts. Title Group's margin decreased 18 percentage points to 6% from 24% largely the result of a decrease in equity in earnings for Guaranteed Rate Affinity and a decline in resale and refinance revenue. Title Group's margin, excluding equity in earnings and the impact of the sale of the Title Underwriter, decreased 9 percentage points to 7% from 16% largely the result of a decline in resale and refinance revenue.
Corporate and Other Operating EBITDA for the nine months ended September 30, 2022 improved $13 million to negative $104 million primarily due to lower employee incentive accruals, partially offset by an increase in accruals for several legal matters.
Anywhere Brands - Franchise Group
Revenues decreased $31 million to $912 million and Operating EBITDA decreased $32 million to $544 million for the nine months ended September 30, 2022 compared with the same period in 2021.
Revenues decreased $31 million primarily as a result of a $47 million decrease in third-party domestic franchisee royalty revenue, primarily due to an 18% decrease in existing homesale transactions at Franchise Group, partially offset by a 9% increase in average homesale price, a $9 million decrease in intercompany royalties received from Owned Brokerage Group and a $5 million decrease in international and other franchise revenue. The revenue decreases were partially offset by a $33 million net increase in revenue from our relocation operations and leads business driven principally by higher volume.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $287 million and $296 million during the nine months ended September 30, 2022 and 2021, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
The $32 million decrease in Operating EBITDA was primarily due to the $31 million decrease in revenues discussed above. Operating costs remained relatively flat as a result of higher costs in the first half of the year, offset by cost savings initiatives and lower employee incentive accruals during the third quarter of 2022.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $142 million to $4,525 million and Operating EBITDA decreased $146 million to a loss of $30 million for the nine months ended September 30, 2022 compared with the same period in 2021.
The revenue decrease of $142 million was driven by a 2% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 10% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by an 8% increase in average homesale price.
Operating EBITDA decreased $146 million primarily due to:
•the $142 million decrease in revenues discussed above;
•an $11 million increase in equity in losses primarily related to the RealSure joint venture; and
•a $9 million increase in other operating costs primarily due to an increase in legal accruals, partially offset by a net decrease in employee-related costs primarily a result of lower employee incentive accruals.
The Operating EBITDA decreases were partially offset by:
•a $7 million decrease in commission expenses paid to independent sales agents from $3,567 million for the nine months ended September 30, 2021 to $3,560 million for the nine months ended September 30, 2022. Commission expense decreased as a result of the impact of lower homesale transaction volume as discussed above, partially offset by increases in the average share of sales commissions received by independent sales agents which is primarily driven by agent mix with more productive, higher compensated agents closing more volume and the impact of recruitment and retention efforts; and
•a $9 million decrease in royalties paid to Franchise Group from $296 million for the nine months ended September 30, 2021 to $287 million in the same period of 2022 associated with the homesale transaction volume declines described above.
Anywhere Integrated Services - Title Group
Revenues decreased $259 million to $447 million and Operating EBITDA decreased $143 million to $27 million for the nine months ended September 30, 2022 compared with the same period in 2021.
Revenues decreased $259 million primarily due to a $207 million decrease in underwriter revenue during the nine months ended September 30, 2022 compared to the same period in 2021 as a result of the sale of the Title Underwriter. In addition, refinance revenue decreased $33 million due to a decrease in activity as average mortgage rates increased approximately 200 basis points during the nine months ended September 30, 2022 over the prior period. Furthermore, resale revenue decreased $20 million due to a decrease in transactions, partially offset by an increase in the average fee per closing unit. Equity in earnings or losses related to our minority interests in Guaranteed Rate Affinity and the Title Insurance Underwriter Joint Venture are included in the financial results of Title Group, but are not reported as revenue to Title Group.
Operating EBITDA decreased $143 million primarily due to a $57 million decrease in equity in earnings, a $45 million net decline as a result of the sale of the Title Underwriter, and the $53 million decrease in refinance and resale revenue discussed above.
Equity in earnings decreased $57 million from earnings of $54 million during the nine months ended September 30, 2021 to losses of $3 million during the same period in 2022. The decrease primarily related to Guaranteed Rate Affinity which decreased $61 million from earnings of $49 million during the nine months ended 2021 to losses of $12 million during the nine months ended September 30, 2022. The decline in equity in earnings from Guaranteed Rate Affinity was mostly driven by significantly higher mortgage rates and margin compression. The decline in equity in earnings for Guaranteed Rate Affinity was partially offset by $5 million of earnings for our Title Insurance Underwriter Joint Venture during the nine months ended September 30, 2022.
The Operating EBITDA decreases discussed above were partially offset by a $12 million decrease in employee-related and other operating costs primarily as a result of declines in variable operating costs due to lower volume and lower employee incentive accruals, partially offset by higher headcount in the latter half of 2021 which includes incremental headcount supporting our REALtech joint venture.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2022	December 31, 2021	Change
Total assets	$7,013	$7,210	$(197)
Total liabilities	4,797	5,018	(221)
Total equity	2,216	2,192	24
For the nine months ended September 30, 2022, total assets decreased $197 million primarily due to:
•a $463 million decrease in cash and cash equivalents as discussed below under the header "Cash Flows";
•a $68 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization; and
•a $7 million decrease in goodwill primarily due to the sale of the Title Underwriter in the first quarter of 2022, partially offset by goodwill acquired, partially offset by:
•a $183 million increase in other current and non-current assets primarily due to our equity investment in the Title Insurance Underwriter Joint Venture during the first quarter of 2022 and prepaid independent sales agent incentives; and
•a $151 million increase in relocation and trade receivables primarily due to increases in volume at our relocation operations.

Total liabilities decreased $221 million primarily due to:
•a $135 million decrease in accrued expenses and other current liabilities primarily due to lower employee-related accruals, partially offset by an increase in accruals for several legal matters;
•a $110 million net decrease in corporate debt primarily related to a $1,100 million net decrease due to the issuance of $1,000 million aggregate principal amount of 5.25% Senior Notes in January 2022 and repayment of $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes and $550 million aggregate principal amount of 9.375% Senior Notes in February 2022. In addition, we repurchased $67 million in principal amount of our 4.875% Senior Notes through open market purchases. The decreases were partially offset by a $65 million increase to the 0.25% Exchangeable Senior Notes liability due to the adoption of ASU 2020-06 on January 1, 2022 which resulted in the reversal of the unamortized debt discount and related equity component;
•a $31 million decrease in other non-current liabilities related to a favorable fair value adjustment related to mark-to-market adjustments on the Company's interest rate swaps and certain liabilities of the Title Underwriter due to the sale; and
•a $12 million decrease in deferred tax liabilities primarily as a result of the adoption of ASU 2020-06 which resulted in the reversal of the deferred tax liability related to the Exchangeable Senior Notes, partially offset by a $51 million increase in securitization obligations.
Total equity increased $24 million for the nine months ended September 30, 2022 due to:
•net income of $166 million; and
•a $5 million reduction to accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on the Exchangeable Senior Notes since issuance as a result of the adoption of ASU 2020-06, partially offset by:
•a $144 million decrease in additional paid-in capital primarily due to the repurchase of 8.8 million shares of common stock for $97 million during the nine months ended September 30, 2022 and a $53 million reduction on January 1, 2022 related to the adoption of ASU 2020-06 which resulted in the reversal of the equity component related to the Exchangeable Senior Notes.
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
During the nine months ended September 30, 2022, the Company repurchased and retired 8.8 million shares of common stock for $97 million. As of September 30, 2022, $203 million remained available for repurchase under the share repurchase program.

In addition, we may seek to repurchase our outstanding debt from time to time through, as applicable, tender offers, open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on similar factors, including prevailing market conditions, our liquidity requirements, and contractual restrictions, among other factors.
During the nine months ended September 30, 2022, the Company repurchased $67 million in principal amount of its 4.875% Senior Notes through open market purchases at approximately par value. On October 18, 2022, the Company issued a notice of redemption to redeem on November 17, 2022 all of the $340 million of its outstanding 4.875% Senior Notes plus the applicable redemption premium and accrued but unpaid interest using borrowings under its Revolving Credit Facility and cash on hand.
On July 27, 2022, the Company amended its Senior Secured Credit Facility to, among other things, extend the maturity of the Revolving Credit Facility to July 2027 (subject to certain earlier springing maturity dates), terminate the revolving credit commitments due February 2023, and replace LIBOR with a Term SOFR-based rate as the applicable benchmark for the Revolving Credit Facility. Following amendment, the Revolving Credit Facility has an aggregate of $1.1 billion in capacity.
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
Other than the $67 million repurchase in principal amount of our 4.875% Senior Notes, our material cash requirements from known contractual and other obligations as of September 30, 2022 have not changed materially from the amounts reported in our 2021 Form 10-K, which included the Company's debt transactions on a pro forma basis that occurred during the first quarter of 2022, as described in Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
We are a party to certain material litigation, including with respect to antitrust matters, compliance with the TCPA and worker classification, as described in Note 8, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. Adverse outcomes in these matters may materially harm our business and financial condition, including with respect to liquidity.
On March 29, 2022, upon closing of the sale of the Title Underwriter, we received cash proceeds of $208 million (prior to expenses and taxes) and a 30% non-controlling equity interest in the Title Insurance Underwriter Joint Venture. Cash held as statutory reserves by the Title Underwriter of $152 million at closing is no longer included in our Condensed Consolidated Balance Sheets as cash and cash equivalents. In the second quarter of 2022, we sold a portion of our minority stake in the Title Insurance Underwriter Joint Venture reducing our equity stake from 30% to 26%.
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
Cash Flows
At September 30, 2022, we had $277 million of cash, cash equivalents and restricted cash, a decrease of $466 million compared to the balance of $743 million at December 31, 2021. The following table summarizes our cash flows for the nine months ended September 30, 2022 and 2021:

	Nine Months Ended September 30,
	2022	2021	Change
Cash (used in) provided by:
Operating activities	$(71)	$489	$(560)
Investing activities	(25)	(68)	43
Financing activities	(367)	(238)	(129)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	(3)	—	(3)
Net change in cash, cash equivalents and restricted cash	$(466)	$183	$(649)
For the nine months ended September 30, 2022, $560 million more cash was used in operating activities compared to the same period in 2021 principally due to:
•$216 million less cash provided by operating results;
•$171 million more cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of employee incentive compensation at higher accrual incentives in the first quarter of 2022;
•$97 million less cash provided by the net change in relocation and trade receivables;
•$47 million less cash received from dividends primarily related to the absence of Guaranteed Rate Affinity dividends in 2022; and
•$38 million more cash used for other assets primarily due independent sales agent recruitment and retention and franchise system growth incentives.
For the nine months ended September 30, 2022, $43 million less cash was used for investing activities compared to the same period in 2021 primarily due to:
•$48 million more cash proceeds from the sale of businesses primarily related to the sale of the Title Underwriter in the first quarter of 2022 which included $208 million of cash received, partially offset by the absence of $152 million of cash held as statutory reserves by the Title Underwriter and no longer included in our Condensed Consolidated Balance Sheet;
•$19 million more cash from other investing activities which included the $12 million dividend received from the Title Insurance Underwriter Joint Venture; and
•$13 million more cash proceeds received from investments,
partially offset by:
•$14 million more cash used for acquisition related payments;
•$12 million more cash used for property and equipment additions; and
•$11 million more cash used for investments.
For the nine months ended September 30, 2022, $367 million of cash was used in financing activities compared to $238 million of cash used in financing activities during the same period in 2021. For the nine months ended September 30, 2022, $367 million of cash was used in financing activities as follows:
•$202 million of cash paid as a result of the issuance of 5.25% Senior Notes and redemption of both the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes in the first quarter of 2022;
•$97 million for the repurchase of our common stock;
•$67 million for the repurchase of our 4.875% Senior Notes through open market purchases;
•$29 million of other financing payments primarily related to finance leases and contracts;
•$16 million of tax payments related to net share settlement for stock-based compensation; and

•$7 million of quarterly amortization payments on the term loan facilities, partially offset by $51 million net increase in securitization borrowings.
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
Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of September 30, 2022.
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
Our primary interest rate exposure is interest rate fluctuations due to the impact on our variable rate borrowings under the Senior Secured Credit Facility (for our Revolving Credit Facility) and the Term Loan A Facility. Additionally, as of September 30, 2022, we had interest rate swaps based on LIBOR with a notional value of $450 million to manage a portion of our exposure to changes in interest rates associated with our variable rate borrowings.
Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures; Events of Default
The Senior Secured Credit Agreement, Term Loan A Agreement, and the indentures governing the Unsecured Notes contain various covenants that limit (subject to certain exceptions) Anywhere Group’s ability to, among other things:
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

Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2022.
Events of Default
Certain events would constitute an event of default under the Senior Secured Credit Facility or Term Loan A Facility as well as the indentures governing the Unsecured Notes. Such events of default include, without limitation, failure to comply with the senior secured leverage ratio covenant, nonpayment of principal or interest, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the Senior Secured Credit Facility and Term Loan A Facility, failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. If such an event of default were to occur and the Company failed to obtain a waiver from the applicable lenders or holders of the Unsecured Notes, our financial condition, results of operations and business would be materially adversely affected.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as Operating EBITDA. These measures are derived on the basis of methodologies other than in accordance with GAAP.
Operating EBITDA is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, gains or losses on discontinued operations and gains or losses on the sale of businesses, investments or other assets. Operating EBITDA is our primary non-GAAP measure.
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
We believe Operating EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, as well as other items that are not core to the operating activities of the Company such as restructuring charges, gains or losses on the early extinguishment of debt, former parent legacy items, impairments, gains or losses on discontinued operations and gains or losses on the sale of businesses, investments or other assets, which may vary for different companies for reasons unrelated to operating performance. We further believe that Operating EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Operating EBITDA measure when reporting their results.
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

Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2022, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under the Term Loan A Facility, and SOFR, due to its impact on our borrowings under the Revolving Credit Facility. In connection with the July 2022 Amendment to the Senior Secured Credit Facility, LIBOR was replaced with a SOFR-based rate plus a 10 basis point SOFR credit spread adjustment as the applicable benchmark for the Revolving Credit Facility.
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
At September 30, 2022, we had variable interest rate debt outstanding under our Term Loan A Facility of $225 million, which excludes $169 million of securitization obligations. The interest rate on the outstanding amounts under our Term Loan A Facility at September 30, 2022 was 4.89% which is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2022 senior secured leverage ratio, the LIBOR margin was 1.75%. At September 30, 2022, the one-month LIBOR rate was 3.14%; therefore, we have estimated that a 0.25% increase in LIBOR would have an approximately $1 million impact on our annual interest expense.
As of September 30, 2022, we had interest rate swaps with a notional value of $450 million to manage a portion of our exposure to changes in interest rates associated with our $225 million of variable rate borrowings. The swaps have a commencement date of November 2017 and an expiration date of November 2022. During September 2022, we terminated $550 million of our interest rate swaps which had expiration dates of August 2025 and November 2027.
The fixed interest rates on the swaps range from 2.07% to 2.09%. The Company had an asset of $1 million for the fair value of the interest rate swaps at September 30, 2022. The fair value of these interest rate swaps is subject to movements in LIBOR and will fluctuate in future periods. We have estimated that a 0.25% increase in the LIBOR yield curve would have no impact on the fair value of our interest rate swaps. While these results may be used as a benchmark, they should not be viewed as a forecast of future results.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2022 and for the three and nine-month periods ended September 30, 2022 and 2021 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated November 3, 2022, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 8, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report ("Note 8") for additional information on the Company's legal proceedings.
We believe that we have adequately accrued for legal matters as appropriate. We record litigation accruals for legal matters when it is both probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. Where the reasonable estimate of the probable loss is a range, we record as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no one best estimate. For other litigation for which a loss is reasonably possible, we are unable to estimate a range of reasonably possible losses.
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Insurance coverage may be unavailable for certain types of claims (including antitrust and Telephone Consumer Protection Act litigation) and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses we incur. From time to time, even if we believe we have substantial defenses, we may consider litigation settlements based on a variety of circumstances.
Due to the foregoing factors as well as the additional factors set forth in Note 8, we could incur charges or judgments or enter into settlements of claims, based upon future events or developments, with liability that are materially in excess of amounts accrued and these judgments or settlements could have a material adverse effect on our financial condition, results of operations or cash flows in any particular period. As such, an increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. We cannot provide any assurances that results in such litigation, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.
The captioned matters described in Note 8 involve evolving, complex litigation and we assess our accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust matters (the Burnett litigation) is scheduled to go to trial in late February 2023 and the TCPA case is scheduled to go to trial in April 2023.
The Company disputes the allegations against it in each of the captioned matters set forth in Note 8, believes it has substantial defenses against plaintiffs’ claims and is vigorously defending these actions.
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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.
(c)The following table sets forth information relating to repurchase of shares of our common stock during the quarter ended September 30, 2022:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Program (1)
August 2022	3,804,071	$10.99	3,804,071	$213,551,977
September 2022	1,101,786	$9.54	1,101,786	$203,040,939
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

Item 6.    Exhibits.
Exhibit        Description
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
10.2    Amended and Restated Employment Agreement dated August 4, 2022, between Anywhere Real Estate Inc. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.2 to Registrants' Quarterly Report on Form 10-Q filed August 5, 2022).
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

Date: November 3, 2022
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: November 3, 2022
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller