Form 10-K
period 2022-12-31
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2023-02-24
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☑  No ☐
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b) ☐
Indicate by check mark whether the Registrants are a shell company (as defined in Rule 12b-2 of the Exchange Act).
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Anywhere Real Estate Inc. held by non-affiliates as of the close of business on June 30, 2022 was $1.1 billion. There were 109,480,844 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of February 21, 2023.
Anywhere Real Estate Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Anywhere Real Estate Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the Annual Meeting of Stockholders to be held May 3, 2023 are incorporated by reference into Part III of this report.
~~_____________________________________________________________________________________________________________________________________________________________________________________~~

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this Annual Report on Form 10-K (this "Annual Report") and our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that important factors could affect our future results and may cause actual results to differ materially from those expressed in the forward-looking statements, including those listed directly below under "Summary of Risk Factors" and as described in more detail under "Item 1A.—Risk Factors" and those described in "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

SUMMARY OF RISK FACTORS
The following summary of risk factors is not exhaustive. We are subject to other risks discussed under "Item 1A.—Risk Factors," and that we may discuss under "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as risks that may be discussed in other reports filed with the SEC. As noted under "Forward-Looking Statements" above, these factors could affect our future results and cause actual results to differ materially from those expressed in our forward-looking statements. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating our business.
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to factors that impact homesale transaction volume (homesale sides times average homesale price), such as:
◦continued or accelerated declines in the number of home sales;
◦stagnant or declining home prices;
◦continued or accelerated increases in mortgage rates or a prolonged high interest rate environment;
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
•Adverse developments or outcomes in current or future litigation, in particular pending class action antitrust litigation and litigation related to the Telephone Consumer Protection Act ("TCPA"), may materially harm our business, results of operations and financial condition;
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
•Risks related to the impact of evolving competitive and consumer dynamics, whether driven by competitive or regulatory factors or other changes to industry rules, which could include, but are not limited to:
◦continued erosion of our share of the commission income generated by homesale transactions could continue to negatively affect our profitability;
◦our ability to compete against traditional and non-traditional competitors;
◦our ability to adapt our business to changing consumer preferences, including any decrease in the use of agents and brokers in residential real estate transactions;
◦further disruption in the residential real estate brokerage industry related to listing aggregator market power and concentration, including with respect to ancillary services; and
◦meaningful decreases in the average broker commission rate;
•Our business and financial results may be materially and adversely impacted if we are unable to execute our business strategy, including if we are not successful in our efforts to:
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
◦complete or integrate acquisitions and joint ventures or effectively manage divestitures; and
◦realize the expected benefits from our existing or future joint ventures and strategic partnerships
•Our substantial indebtedness could adversely limit our operations and/or adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and our ability, and any actions we may take, to refinance, restructure or repay our indebtedness or incur additional indebtedness;
•An event of default under our material debt agreements would adversely affect our operations and our ability to satisfy obligations under our indebtedness;
•Our financial condition and/or results of operations may be adversely impacted by risks related to our business structure, including, but not limited to:
◦the operating results of affiliated franchisees and their ability to pay franchise and related fees;
◦continued consolidation among our top 250 franchisees;
◦difficulties in the business of, or challenges in our relationships with, the owners of the two brands we do not own;
◦the geographic and high-end market concentration of our company owned brokerages;
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
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs (including significant judgments or settlements as well as in connection with compliance efforts) and/or result in adverse financial, operational or reputational consequences to us, including but not limited to, our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) antitrust laws and regulations, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (4) the TCPA and any related laws limiting solicitation of business, and (5) privacy or cybersecurity laws and regulations;
•We face reputational, business continuity and legal and financial risks associated with cybersecurity incidents;
•Our goodwill and other long-lived assets are subject to further impairment which could negatively impact our earnings;
•We could be subject to significant losses if banks do not honor our escrow and trust deposits;
•Changes in accounting standards and management assumptions and estimates could have a negative impact on us;
•We face risks related to the attrition among our senior executives or other key employees;
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
•Market forecasts and estimates, including our internal estimates, may prove to be inaccurate and, even if achieved, our business could fail to grow; and
•We face risks related to our common stock, including that price of our common stock may fluctuate significantly as well as that Delaware law and our organizational documents may impede or discourage a takeover.

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
•"5.75% Senior Notes" and "5.25% Senior Notes" refer to our 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, respectively, and are referred to collectively as the "Unsecured Notes;"
•"4.875% Senior Notes" refer to our 4.875% Senior Notes due 2023 (redeemed in full in November 2022),"9.375% Senior Notes" refers to 9.375% Senior Notes due 2027 (redeemed in full in February 2022) and "7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025 (redeemed in full in February 2022); and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.
Item 1.    Business.
Our Company
A leader of integrated residential real estate services in the U.S., Anywhere includes franchise, brokerage, relocation, and title and settlement businesses, as well as mortgage and title insurance underwriter joint ventures, supporting approximately 1.2 million home transactions in 2022. The diverse Anywhere brand portfolio includes some of the most recognized names in real estate: Better Homes and Gardens® Real Estate, CENTURY 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, and Sotheby’s International Realty®. Using innovative technology, data and marketing products, high-quality lead generation programs, and best-in-class learning and support services, Anywhere fuels the productivity of its approximately 195,000 independent sales agents in the U.S. and approximately 142,400 independent sales agents in 118 other countries and territories, helping them build stronger businesses and best serve today’s consumers.
Segment Overview
We report our operations in three segments, each of which receives fees based upon services performed for our customers:
•Anywhere Brands ("Franchise Group") formerly referred to as Realogy Franchise Group, franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. This segment also includes our lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").

•Anywhere Advisors ("Owned Brokerage Group") formerly referred to as Realogy Brokerage Group, operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran® and Sotheby's International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture and our former RealSure joint venture.
•Anywhere Integrated Services ("Title Group") formerly referred to as Realogy Title Group, provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. This segment also includes our share of equity earnings or losses from Guaranteed Rate Affinity, our minority-owned mortgage origination joint venture, and from our minority-owned title insurance underwriter joint venture.
* * *
Our headquarters is located at 175 Park Avenue, Madison, New Jersey 07940. Our general telephone number is (973) 407-2000. The Company files electronically with the Securities and Exchange Commission (the "SEC") required reports on Form 8-K, Form 10-Q and Form 10-K; proxy materials; registration statements and other forms or reports as required. Certain of the Company's officers and directors also file ownership reports for insiders as required by Section 16 of the Securities Exchange Act of 1934. Such materials may be accessed electronically on the SEC's Internet site (www.sec.gov). We maintain an Internet website at http://anywhere.re and make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investors section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is provided as an inactive textual reference. The contents of our website are not incorporated by reference herein or otherwise a part of this Annual Report.
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report includes historical data, forecasts and information obtained from independent sources such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S. Bureau of Labor Statistics, the U.S. Federal Reserve Board, the Federal Reserve Bank of Atlanta, the National Association of Realtors ("NAR"), the Federal National Mortgage Association ("Fannie Mae"), trade associations, industry publications and surveys, and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent source. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we caution that such information is subject to change and do not endorse or suggest reliance on this data or information alone.
Forecasts regarding rates of home ownership, sales price, volume of homesales, and other metrics included in this Annual Report to describe the housing industry are inherently uncertain or speculative in nature and actual results for any period could materially differ. Industry publications, surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable, but such information may not be accurate or complete. We have not independently verified any of the data from third-party sources nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our market position are based on market data currently available to us. While we are not aware of any misstatements regarding industry data provided herein, our estimates involve risks and uncertainties and are subject to change based upon various factors, including those discussed under the headings "Risk Factors" and "Forward-Looking Statements." Similarly, we believe our internal research is reliable, even though such research has not been verified by any independent sources.
Note regarding NAR revision of Average Sale Price Data. Please see our Current Report on Form 8-K filed on July 25, 2022 for information concerning NAR's revision of average sales price data for U.S. existing homes and its cautionary language with respect to the comparability and reliability of such data as well as related matters.
Industry Overview
Industry definition. We primarily operate in the U.S. residential real estate industry and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than new homes manufactured and sold by homebuilders. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent one of the most attractive segments of the residential real estate industry for the following reasons:
•the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 5.7 million homesales in the U.S. in 2022, NAR estimates that approximately 5 million were existing homesales, representing approximately 89% of the overall sales as measured in units;
•existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both the buyer and the seller; and
•we are able to generate revenues from ancillary services provided to our customers.
Our business model relies heavily on affiliated independent sales agents, who play a critical consumer-facing role in the home buying and selling experience for both our company owned and franchise brokerages. While substantially all homebuyers start their search for a home using the Internet, according to NAR, approximately 86% of home buyers and home sellers used an agent or broker in 2022. We believe that agents or brokers will continue to be directly involved in most home purchases and sales, primarily because real estate transactions have certain characteristics that benefit from the service and value offered by an agent or broker, including the following:
•the average homesale transaction value is very high and generally is the largest transaction one does in a lifetime;
•homesale transactions occur infrequently;
•there is a compelling need for personal service as home preferences are unique to each buyer;
•a high level of support is required given the complexity associated with the process, including specific marketing and technology services as well as assistance with the inspection process;
•the consumer preference to visit properties for sale in person, notwithstanding the availability of online images and property tours; and
•there is a high variance in price, depending on neighborhood, floor plan, architecture, fixtures, and outdoor space.
Cyclical nature of industry, long-term demographics and seasonality. The U.S. residential real estate industry tends to be cyclical, with downturns (such as that experienced from 2006 to 2011) followed by periods of recovery and growth (such as that experienced from 2012 to 2021). The industry typically is affected by changes in general economic and residential real estate conditions which are beyond our control.
We believe that long-term demand for housing and the growth of our industry is primarily driven by the affordability of housing, the economic health of the U.S. economy, demographic trends such as generational transitions, increases in U.S. household formation, mortgage rate levels and mortgage availability, certain tax benefits, job growth, increases in renters that qualify as homebuyers, the inherent attributes of homeownership versus renting and the availability of inventory in the consumer's desired location and within the consumer's price range. While the U.S. residential real estate market experienced significant declines in 2022 and third-parties, including Fannie Mae and NAR, forecast continued declines in 2023, we believe that the residential real estate market will benefit over the long-term from expected positive fundamentals, including expected growth in the number of U.S. households over the next decade, in particular among the millennial generation. A continuation of beneficial consumer and business trends that gained momentum during the COVID-19 crisis (such as preferences for certain geographies and the increasing ease and acceptance of remote work) may also have a positive impact on homesale transactions.
The U.S. residential housing market is also seasonal, with a higher level of homesale transactions typically occurring in the second and third quarter of each year. As a result, historically, operating results and revenues for all of our businesses have been stronger in the second and third quarters of the calendar year.
Participation in Multiple Aspects of Residential Real Estate
We participate in services associated with many aspects of the residential real estate market. Our complementary businesses and minority-held joint ventures, including our mortgage origination and title insurance underwriter joint ventures, work together, allowing us to generate revenue at various points in a residential real estate transaction, including the purchase or sale of homes, corporate relocation and lead generation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sales agents and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and real estate benefit program clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. All of our businesses and our minority-owned joint ventures can derive revenue from the same real estate transaction.
Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry.
Together with our strategic joint ventures, our brands allow us to leverage our strengths, while participating in multiple markets within the real estate industry. Specifically, while all of our brands compete to varying extents in the high-end markets, our Sotheby’s International Realty® and Corcoran® brands are particularly well-positioned to benefit from growth in high-end markets. Likewise, while all of our brands utilize offerings through Title Group, our company owned Coldwell Banker® brand shares deep synergies with our title business as well as our mortgage origination and title insurance underwriter joint ventures that allow us to progress towards our goal to integrate the residential real estate transaction. In addition, our global franchise brands including, Better Homes and Gardens® Real Estate, CENTURY 21®, ERA®, and Sotheby’s International Realty® as well as franchised Coldwell Banker® brokerages, provide us with attractive scale and afford us the ability to offer versatility of choice to franchisees and consumers.
Our real estate brands are listed in the following chart, which includes information as of December 31, 2022, for both our franchised and company owned offices:

Brands (1)
Worldwide Offices (2)	13,600	2,900	1,100	2,400	400	100
Worldwide Brokers and Sales Agents (2)	148,600	103,400	26,300	42,300	12,400	4,400
U.S. Annual Sides	298,562	608,728	132,230	91,606	72,053	25,498
# of Countries with Owned or Franchised Operations	85	39	81	35	6	6

Characteristics	A 50+ year leader in brand awareness and a top recognized and respected name in real estate Significant international office footprint	117-year legacy in real estate Coldwell Banker Global Luxury® program to uniquely market top tier listings Long-time industry leader in effective advertising	Synonymous with luxury Strong ties to auction house established in 1744 Powerful global presence Longstanding commitment to technology and innovation	Driving performance through innovation, collaboration, diversity and growth Unique opportunity for flexible branding	Unique access to consumers, marketing channels and content through its brand licensing relationship with a leading media company	Leading residential real estate brand for nearly 50 years Commitment to white-glove service, customer-centric brand, and "Live Who You Are" philosophy
_______________
(1)Information presented for Coldwell Banker® includes Coldwell Banker Commercial®.
(2)Includes information reported to us by independently owned franchisees (including approximately 14,800 offices and approximately 142,400 related brokers and independent sales agents of non-U.S. franchisees and franchisors).

Anywhere Brands—Franchise Group
Overview—Franchise Business
Franchise Group is comprised of our franchise business as well as our lead generation and relocation services operations.
As of December 31, 2022, our real estate franchise systems and proprietary brands had approximately 337,400 independent sales agents worldwide, including approximately 195,000 independent sales agents operating in the U.S. (which included approximately 59,800 company owned brokerage independent sales agents). As of December 31, 2022, our real estate franchise systems and proprietary brands had approximately 20,500 offices worldwide in 119 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 5,700 brokerage offices in the U.S. (which included approximately 680 company owned brokerage offices).
As shown in the table above, as of December 31, 2022, independent sales agents affiliated with our company owned brokerages grew by 6% (based on the Company’s internal data) and independent sales agents affiliated with our franchised brokerages declined by 4% (based on information provided by our affiliated franchisees), in each case as compared to December 31, 2021.
The average tenure among our U.S. franchisees is approximately 24 years as of December 31, 2022. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with dedicated national marketing and servicing programs, technology, and learning and development to facilitate our franchisees in developing their business.
Our primary objectives as a franchisor of residential real estate brokerages are to retain and expand existing franchises, sell new franchises, and most importantly, provide branding and support (including via proprietary and third-party products and services) to our franchisees and their independent sales agents.
Operations—Franchising
We derive substantially all of our real estate franchising revenues from royalties and marketing fees received under long-term franchise agreements with our domestic franchisees and Owned Brokerage Group for the right to operate under one of our trademarks and to utilize the benefits of the franchise systems. Royalties are based on a percentage of the franchisees’ sales commission earned from closed homesale sides, which we refer to as gross commission income.
Franchise Group's domestic annual net royalty revenues from franchisees (other than our company owned brokerages at Owned Brokerage Group) can be represented by multiplying (1) that year's total number of closed homesale sides (either the "buy" side and/or the "sell" side of a real estate transaction) in which those franchisees participated by (2) the average sale price of those homesales by (3) the average brokerage commission rate charged by these franchisees by (4) Franchise Group's net contractual royalty rate. Franchise Group's net contractual royalty rate represents the average percentage of our franchisees' commission revenues paid to us as a royalty, net of volume incentives achieved, if applicable, and net of other incentives granted to franchisees.
In addition to domestic royalty revenue, Franchise Group earns revenue from marketing fees, the strategic alliance program, international affiliates and upfront international fees.
During 2022, none of our franchisees (other than Owned Brokerage Group) generated more than 3% of the total revenue of our real estate franchise business.
Our franchisees (other than our company owned brokerages at Owned Brokerage Group) are independent business operators and we do not exercise control over their day-to-day operations.
Domestic Franchisees. Franchise agreements set forth guidelines on the business and operations of the franchisees and require them to comply with the mandatory identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years.
These franchisee agreements generally require the franchisee to pay us an initial franchise fee for the franchisee's principal office plus a royalty fee that is a percentage of gross commission income, if any, earned by the franchisee. Franchisee fees can be structured in numerous ways, and we have and may continue, from time to time, to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms.
Certain of our brands utilize a volume-based incentive model with a royalty fee rate that is initially equal to 6% of the franchisee's gross commission income, but subject to reduction based upon volume incentives. Under this model, the franchisee is eligible to receive a refund of a portion of the royalties paid upon the satisfaction of certain conditions. The volume incentive is calculated for each eligible franchisee as a progressive percentage of each franchisee's annual gross revenue (paid timely) for each calendar year. The volume incentive varies for each franchise system. We provide a detailed table to each eligible franchisee that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts. We reserve the right to increase or decrease the percentage and/or dollar amounts in the table on an annual basis, subject to certain limitations.
Certain franchisees (including some of our largest franchisees) have a flat percentage royalty fee. Under this model, franchisees pay a fixed percentage (generally less than 6%) of their commission income to us and the percentage does not change during the year or over the term of their franchise agreement. Franchisees on this model are generally not eligible for volume incentives.
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
Our Corcoran franchise business utilizes a tiered royalty fee model under which franchisees pay us a percentage of their gross commission income as a royalty fee. The royalty fee percentage is generally set at an initial rate of 6% and decreases in steps during each calendar year as the franchisee’s gross commission income reaches certain levels to a minimum of 4%. Similarly, our Coldwell Banker® residential franchise business began offering a tiered royalty fee model in 2021, under which the royalty fee percentage is generally set at an initial rate of 5.5% and decreases in steps during the calendar year as the franchisee’s gross commission income reaches certain levels to a minimum of 3%. Under this tiered royalty fee model, we reserve the right to annually modify or increase the gross commission income levels, subject to certain limitations. Franchisees on the tiered royalty fee model are generally not eligible for volume incentives.
Other incentives may be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements. Under certain circumstances, we extend conversion notes or other note-backed funding to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees' existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of independent sales agents and offices operated by independent brokerages. Franchisees may also use the proceeds from note-backed funding to update marketing materials or upgrade technology and websites. The notes are not funded until appropriate credit checks and other due diligence matters are completed, and the business is opened and operating under one of our brands. Upon satisfaction of certain revenue performance-based thresholds, the notes are forgiven ratably generally over the term of the franchise agreement. If the revenue performance thresholds are not met or the franchise agreement terminates, franchisees may be required to repay a portion of the outstanding notes.
Each of our current franchise systems require franchisees and company owned brokerages to make monthly contributions to marketing funds maintained by each brand in accordance with the applicable franchise agreement. These contributions are used primarily for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations, broker and agent marketing tools and products and/or other marketing-related activities, such as lead generation, all to promote and further the recognition of each brand and its independent franchisees and their affiliated independent sales agents. In addition to the contributions from franchisees and company owned offices, in certain instances, Franchise Group may be required to make contributions to certain marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.
In addition to offices owned and operated by our third-party franchisees, as of December 31, 2022, we, through Owned Brokerage Group, own and operate approximately 680 offices under the Coldwell Banker®, Sotheby's International Realty® and Corcoran® brand names. The domestic royalty revenue from Owned Brokerage Group is calculated by multiplying homesale sides by average sale price by average brokerage commission rate by their contractual royalty rate. Owned Brokerage Group pays intercompany royalty fees of approximately 6% and marketing fees to Franchise Group in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. Owned Brokerage Group does not participate in volume incentive or other incentive programs.
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
We have an exclusive license to own, operate and franchise the Sotheby's International Realty® brand to qualified residential real estate brokerage offices and individuals operating in eligible markets pursuant to a license agreement with SPTC Delaware LLC, a subsidiary of Sotheby's ("Sotheby's"). Such license agreement has a 100-year term, which consists of an initial 50-year term ending February 16, 2054 and a 50-year renewal option. We pay a licensing fee to Sotheby's for the use of the Sotheby's International Realty® name equal to 9.5% of the net royalties earned by Franchise Group attributable to franchisees affiliated with the Sotheby's International Realty® brand, including our company owned offices. Our license agreement is terminable by Sotheby's prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, (3) a court issues a non-appealable, final judgment that we have committed certain breaches of the license agreement and we fail to cure such breaches within 60 days of the issuance of such judgment, or (4) we discontinue the use of all of the trademarks licensed under the license agreement for a period of twelve consecutive months.
In October 2007, we entered into a long-term license agreement to own, operate and franchise the Better Homes and Gardens® Real Estate brand from Meredith Operations Corporation, successor in interest to Meredith Corporation ("Meredith Ops"). The license agreement between Anywhere and Meredith Ops is for a 50-year term, with a renewal option for another 50 years at our option. We pay a licensing fee to Meredith Ops for the use of the Better Homes and Gardens® Real Estate brand name equal to 9.0% of the net royalties earned by Franchise Group attributable to franchisees affiliated with the Better Homes and Gardens® Real Estate brand, subject to a minimum annual licensing fee. Our license agreement is terminable by Meredith Ops prior to the end of the license term if certain conditions occur, including but not limited to the following: (1) we attempt to assign any of our rights under the license agreement in any manner not permitted under the license agreement, (2) we become bankrupt or insolvent, or (3) a trial court issues a final judgment that we are in material breach of the license agreement or any representation or warranty we made was false or materially misleading when made.
Operations—Other
Lead Generation. Through Leads Group, a part of Franchise Group, we seek to provide high-quality leads to independent sales agents, including through real estate benefit programs that provide home-buying and selling assistance to customers of lenders, members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Anywhere. Where permitted by law, consumers participating in certain real estate benefit programs can receive a financial benefit for using these services (such as cash or a gift card, or real estate brokerage commission credit based on the home purchase/sale price pursuant to the applicable program). Leads Group also manages its own broker-to-broker business, pursuant to which brokers affiliated with one of its customized agent and brokerage networks refer business to other in-network brokers.
Our real estate benefit program revenues are highly concentrated, with one client-directed real estate benefit program contributing a substantial majority of the high-quality leads generated through our lead generation programs, and our client-directed programs are non-exclusive and terminable at any time at the option of the client. We also maintain Company-driven real estate benefit programs and additional leads may be generated via other strategic initiatives, including through consumer-focused products and services we may develop or offer. We expect that significant time and effort and meaningful investment will be required to increase awareness of, and participation in, programs, partnerships or products and services that are intended to aid in lead generation.
To service the needs of consumers and clients participating in one of our real estate benefit programs (including our relocation program with Cartus) or engaged through a broker-to-broker lead, we manage customized agent and brokerage networks. Our networks consist of real estate brokers, including our company owned brokerage operations, as well as franchisees and independent real estate brokers who have been approved to become members of one or more networks. Member brokers of our networks receive leads from our real estate benefit programs (including via our relocation program with Cartus) and each other in exchange for a commission split paid to Leads Group.
Cartus® Relocation Services. Cartus, a provider of global relocation services, offers a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for employee and employer. The wide range of services we offer allow our clients to outsource their entire relocation programs to us. Our broad array of services include, but are not limited to homesale assistance, relocation policy counseling and group move management services, expense processing and relocation-related accounting, and visa and immigration support. We also arrange household goods moving services and provide support for all aspects of moving a transferee's household goods.
We primarily offer corporate clients employee relocation services, including 40% of the Fortune 50 companies in 2022. As of December 31, 2022, the top 25 relocation clients had an average tenure of approximately 23 years with us. Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client ceases or reduces volume under its contract, we will be compensated for all services performed up to the time that volume ceases and reimbursed for all expenses incurred.
There are a number of different revenue streams associated with relocation services. We earn a commission from real estate brokers and household goods moving companies that provide services to the transferee. Clients may also pay transactional fees for the services performed. Furthermore, Cartus continues to provide value through the generation of leads to real estate agent and brokerage participants in the networks maintained by Leads Group, which drives downstream revenue for our businesses.
Strategic Alliance Program. We offer third-party service providers an opportunity to market their products to our franchisees and their independent sales agents and customers through our strategic alliance program. To participate in this program, service providers generally agree to provide preferred pricing to our franchisees and/or their customers or independent sales agents and to pay us an initial access fee, subsequent marketing fees and/or commissions based upon our franchisees' or independent sales agents' usage of the strategic alliance vendors.
Anywhere Advisors—Owned Brokerage Group
Overview
Through Owned Brokerage Group we own and operate a full-service real estate brokerage business in many of the largest metropolitan areas in the U.S. Our brokerage offices are geographically diverse with a strong presence in the east and west coast areas, primarily around large metropolitan areas in the U.S., where home prices are generally higher. Our company owned real estate brokerage business operates under the Coldwell Banker®, Sotheby's International Realty® and Corcoran® franchised brands. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture and our former RealSure joint venture.
As of December 31, 2022, we had approximately 680 company owned brokerage offices and approximately 59,800 independent sales agents working with these company owned offices. Of those offices, we operated approximately 89% of our offices under the Coldwell Banker® brand name, approximately 7% of our offices under the Sotheby's International Realty® brand name and 4% of our offices under the Corcoran® brand name.
We intend to continue to seek to increase the productivity of company owned brokerage offices, including by optimizing efficiencies and reducing redundancies. We will continue to work with office managers to attract and retain independent sales agents who can successfully engage and promote transactions from new and existing clients. From time to time, we may also execute strategic acquisitions. Following the completion of an acquisition, we tend to consolidate the newly acquired operations with our existing operations to reduce or eliminate duplicative costs and to leverage our existing infrastructure to support newly affiliated independent sales agents.
Operations—Brokerage
Our company owned real estate brokerage business derives revenue primarily from gross commission income received serving as the broker at the closing of real estate transactions. For the year ended December 31, 2022, our average homesale broker commission rate was 2.40%, which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. Owned Brokerage Group, as a franchisee of Franchise Group, pays marketing fees and a royalty fee of approximately 6% of the gross commission income earned per real estate transaction to Franchise Group; however, such amounts are eliminated in consolidation. Owned Brokerage Group paid marketing fees and royalties to Franchise Group of $373 million and $407 million for the years ended December 31, 2022 and 2021, respectively.
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
When we assist the seller in a real estate transaction, independent sales agents generally provide the seller with a full-service marketing program, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on websites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, independent sales agents generally help the buyer in locating specific properties that meet the buyer's personal and financial specifications, show properties to the buyer, assist the buyer in negotiating (where permissible) and preparing for closing the transaction. In addition, Owned Brokerage Group has relationships with developers in select major cities (in particular New York City) to provide marketing and brokerage services in new developments.
Operations—Joint Ventures
Our share of equity earnings or losses from our 50% interest in our real estate auction joint venture with Sotheby's and our 49% interest in our former RealSure joint venture with Home Partners of America are included in Owned Brokerage Group. The joint venture with Sotheby's, formed in 2021, holds an 80% ownership stake in Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients. During the fourth quarter of 2022, the Company and Home Partners of America agreed to cease operations of the RealSure joint venture. While we have certain governance rights, we do not have a controlling financial or operating interest in these non-exclusive joint ventures.
Anywhere Integrated Services—Title Group
Overview
Title Group is comprised of our title agency business that conducts title, escrow and settlement services and also includes the Company' share of equity earnings and losses from certain non-exclusive joint ventures, including, among others, Guaranteed Rate Affinity (a mortgage origination joint venture) and the title insurance underwriter joint venture (see below under the header "Title Insurance Underwriter Joint Venture" for additional information). Our equity earnings or losses related to minority-owned joint ventures such as Guaranteed Rate Affinity and the title insurance underwriter joint venture are included in the financial results of Title Group but are not reported as revenue to Title Group.
Our title agency business provides title search, examination, clearance and policy issuance services and conducts the closing process and funds disbursement for lenders, real estate agents, attorneys and homebuilders and their customers on purchase transactions and lenders and their customers on refinance transactions.
We intend to grow our title, escrow and settlement services business by recruiting successful title and escrow sales personnel in existing markets. We will also seek to increase our capture rate of title business from Owned Brokerage Group homesale sides.
Operations
Title Agency, or Title, Escrow and Settlement Services. We are licensed as a title agent in 44 states and Washington, D.C., and have physical locations in 25 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2022, we had approximately 383 offices, approximately 151 of which are co-located within one of our company owned brokerage offices. In addition to our own title, escrow and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.
Our title, escrow and settlement services business provides full-service title, escrow and settlement (i.e., closing and escrow) services to consumers, real estate companies, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services businesses. We provide closing and escrow services relating to the closing of home purchases and refinancing of home loans. For refinance transactions, we generate title and escrow revenues from financial institutions and loan officers throughout the mortgage lending industry.
Our company owned brokerage operations are the principal source of our title, escrow and settlement services business for homesale transactions. Many of our offices have subleased space from and are co-located within our company owned brokerage offices. In 2022, our title, escrow and settlement business was involved in approximately 152,000 transactions of which approximately 48,000 related to Owned Brokerage Group. The capture rate of our title, escrow and settlement services business from buyers or sellers represented by our company owned brokerages was approximately 31% in 2022. Other sources of our title, escrow and settlement services homesale business include Franchise Group, Leads Group, home builders and unaffiliated brokerage operations.
Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search may be performed by the title agent, an underwriter or contracted to a third party while the examination function is always performed by the agent. The title agent and underwriter split the premium. The amount of such premium "split" is generally determined by agreement between the agency and underwriter and, in some states, is promulgated by state law. We derive revenue through fees charged in real estate transactions for rendering the services described above, fees charged for escrow and closing services, and a percentage of the title premium on each title insurance policy sold.
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
Joint Ventures.
Mortgage Origination. Guaranteed Rate Affinity, our mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate") began doing business in August 2017. Guaranteed Rate Affinity originates mortgage loans, including both purchase and refinancing transactions, to be sold in the secondary market. Guaranteed Rate Affinity originates and markets its mortgage lending services to real estate agents across the country (including to independent sales agents affiliated with our company owned and franchised brokerages) and relocation companies (including our relocation operations) as well as a broad consumer audience.
Many of Guaranteed Rate Affinity’s offices have subleased space from and are co-located within our company owned brokerage offices. Our company owned brokerage operations represented approximately half of purchase transactions, as well as approximately half of Guaranteed Rate Affinity’s mortgage origination business for the year-ended December 31, 2022.
Under the Operating Agreement (the "GRA Agreement") between a subsidiary of Title Group and a subsidiary of Guaranteed Rate (the "GRA Member"), we own 49.9% of the home mortgage joint venture and Guaranteed Rate indirectly owns the remaining 50.1%. Under the GRA Agreement, Guaranteed Rate Affinity is to distribute to each of the Company and Guaranteed Rate the distributable net income based on each member's ownership interest percentage following the close of each quarter. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture. Guaranteed Rate Affinity is licensed to conduct mortgage operations in 49 states and Washington, D.C.
The GRA Agreement is for an initial 10-year term (ending August 2027) and automatically renews for additional 5-year terms, unless either party provides advance notice to terminate, provided that if certain performance metrics are achieved after the fifth year of the agreement, the first 5-year extension is not subject to termination upon advance notice. Either party can terminate the GRA Agreement upon the occurrence of certain events including, but not limited to, a change in control of the other member, subject to certain exceptions, or upon material breach by the other member not remediated within the cure period. We have certain additional performance-based termination rights.
The GRA Agreement does not prohibit Guaranteed Rate, directly or indirectly through joint ventures with other parties, from operating its separate mortgage origination business and does not limit the Company, Guaranteed Rate, or either of their subsidiaries from operating non-mortgage origination lines of business in locations where Guaranteed Rate Affinity operates. In addition, the Company is permitted to have ventures with other mortgage loan originators, but Guaranteed Rate has a 30-day right-of-first-refusal to acquire any mortgage origination business that we intend to acquire.
Title Insurance Underwriter Joint Venture. In March 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Title Group reportable segment) in exchange for cash and a minority equity stake in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). Other joint venture partners own a majority equity stake in the joint venture in the form of preferred units that carry liquidation preference rights. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture.
Products, Technology and Marketing
Products and Technology—Agents. Our ability to provide independent sales agents at company owned and franchised brokerages with compelling data and technology-powered products and services to make them more productive and their businesses more profitable is core to our integrated business strategy.
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
We continue to develop product and marketing capabilities designed to support the continuous creation and delivery of both our proprietary tools and third-party products to affiliated independent sales agents in order to deliver a more comprehensive platform experience. Through this strategy, we are able to selectively enable qualified third-party vendors and products to access and interface with our products and services so that affiliated independent sales agents will be able to build their own configurable technology platform to drive their performance and productivity.
Our technology platform is designed to offer affiliated independent sales agents and brokers seamless access to third-party products, enabling choice among such agents and brokers to leverage the mix of tools that best serve their needs. In 2021 we began rolling out the MoxiWorks® product suite to company owned and franchised brokerages and their affiliated independent sales agents. The MoxiWorks® product suite includes solutions for business productivity, marketing, recruiting and agent and broker websites and leverages our technology platform to provide an integrated experience including with our proprietary leads engine that enables lead routing to affiliated independent sales agents.
We have invested, and expect to continue to invest, substantial time, capital, and other resources to identify the needs of company owned brokerages, franchisees, independent sales agents and their customers and to develop or procure marketing, technology and service offerings to meet the needs of affiliated independent sales agents.
Our Anywhere-provided platform is designed to increase the value proposition to our independent sales agents, franchisees (and their independent sales agents) and consumers by:
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
•providing key back-office processes, including listing and transaction management, reporting, marketing, and agent profiles; and
•delivering business planning tools that enable our franchisees to track their progress against key business objectives in real time.
The COVID-19 crisis has accelerated the need for, and adoption of, digital and virtual products and services that facilitate a remote home buying and selling experience. Our brands and businesses have access to a range of tools to assist consumers with virtual staging, virtual open houses, and remote online notarization for title, escrow and settlement closings.
Products and Technology—Consumers. In 2022, we announced our intention to focus on the consumer experience as well, seeking to improve the experience of buying and selling a home by creating an easier and integrated experience for all parts of a consumer's transaction. We expect to continue to invest in the development and/or procurement of products and technology designed to deliver valuable capabilities via digital channels throughout the lifecycle of home ownership.
Marketing. Each of our brands manages a comprehensive system of marketing tools that can be accessed through freestanding brand intranet sites to assist our company owned brokerages and affiliated franchisees and their respective independent sales agents in becoming the best marketer of their listings. Advertising is primarily used by the brands to drive leads to affiliated agents, increase brand awareness and perception, promote our network and offerings to the real estate industry and engage our customer base.
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
Our marketing programs, tools and initiatives primarily focus on attracting potential new home buyers and sellers to our company owned brokerages and affiliated franchisees and their respective affiliated independent sales agents by:
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
Listings and Websites. The internet is the primary advertising channel in our industry and we have sought to become a leader among full-service residential real estate brokerage firms in the use and application of marketing technology. We transmit listings to various platforms and services, place our property listings on hundreds of real estate websites, and operate a variety of our own websites. We place significant emphasis on distributing our real estate listings with third-party websites to expand a homebuyer's access to such listings, at times enhancing the presentation of the listings on third-party websites to make the listings more attractive to consumers.
Our brand websites contain listing information on a regional and national market basis, independent sales agent information, community profiles, home buying and selling advice, relocation tips and mortgage financing information and unique property and neighborhood insights from local agents. Additionally, each brand website allows independent sales agents to market themselves to consumers.
Education
Each real estate brand provides franchisees access to learning, development, and continuing education materials for use in connection with their real estate sales businesses. Use of such materials by affiliated brokers and independent sales agents is voluntary and discretionary. Independent sales agents affiliated with a company owned brokerage must complete compliance training related to fair housing (in addition to their state licensing fair housing obligations).
Human Capital Resources
Employees. Our employees are critical to the success of our business strategy. Our team includes a broad range of professionals, given the breadth of services offered by our three business segments and Corporate. The wide array of skills, experience and industry knowledge of our key employees significantly benefits our operations and performance.
At December 31, 2022, we had approximately 8,890 full-time employees and 135 part-time employees. At December 31, 2022, approximately 685 of our employees were located outside of the U.S., almost all of whom were employed by Cartus (a part of Anywhere Brands).
None of our employees are represented by a union. Employment relationships in Brazil (where we had less than 10 employees at December 31, 2022) are governed by rules set forth under collective bargaining agreements.
Engagement. To assess and improve employee retention and engagement, we annually survey employees with the assistance of third-party consultants and implement actions to address areas of employee feedback. In 2022, we achieved an 88% engagement score and an 86% response rate.
Training. All employees are required to participate in annual training programs designed to address subjects of key importance to our business, including the Company’s Code of Ethics. Nearly 100% of active employees in each of the past three years have completed our annual Code of Ethics training. Code of Ethics training in 2022 covered topics such as promoting an ethical culture, reporting conflicts of interest, and compliance with RESPA. Other mandatory training in 2022 included Global Information Security and a course on valuing diversity, given the critical nature of these topics to our business. Biennially, employees are also required to complete a training module focused on the U.S. Fair Housing Act. In 2022, all people managers were also required to complete a training module on unconscious bias. The U.S. Fair Housing Act online module, as well as in-person training sessions related to local fair housing laws, are also made available to independent sales agents affiliated with our company owned and franchise brokerages. We have also made our Fair Housing training available on a customized basis to diversity industry partners, including the National Association of Hispanic Real Estate Professionals, Asian Real Estate Association of America, National Association of Minority Mortgage Professionals, and LGBTQ+ Real Estate Alliance. Additional mandatory training (such as sexual harassment training) is delivered based upon the employee position or local requirements. Our learning and development platform offers employees additional resources to continue to grow professionally, including access to on-demand training through LinkedIn learning and tools for career management.
Health & Safety. The protection of the health and safety of our employees is a Company priority. Throughout the COVID-19 crisis we have worked to comply with state and local regulators to ensure safe working conditions for our employees. In 2022, we completed the transformation of our corporate headquarters to an open-plan innovation hub, which streamlined our headquarters footprint to a single floor designed to welcome approximately 200 transitional employees each day, instead of the approximately 1,000 employees designated to static spaces in the traditional office. At December 31, 2022, approximately half of our employees worked remotely on a full-time basis, other employees, in particular consumer-facing employees at our company-owned brokerages, were operating in an office-based environment, while other employees remained on a hybrid model. We continue to monitor the COVID-19 crisis and are prepared to pivot as needed for the health and safety of our employees.
Diversity, Equity and Inclusion. Since our inception, Anywhere has had a focus on diversity to improve representation and foster inclusion through employee and business resource groups across the enterprise. Employee Resources Groups (“ERGs”) promote an inclusive culture throughout the organization. At December 31, 2022, we had eight active ERGs—Asian and Pacific Islander Alliance, ACE (African-American and Caribbean), ONEVOZ (Hispanic & Latino), NextGen, REALDisabilities, RealPride, SERVICE (Veterans) and Women's—across the Company. Improving ethnic and racial representation remains a priority and a key performance objective for senior leadership.
Independent Sales Agents. As noted elsewhere in this Annual Report, the successful recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of our company owned brokerage operations. Additional information about the base of independent sales agents affiliated with company owned brokerages as well as franchisees is located in this Item 1. under "Anywhere Brands—Overview."
Competition
Real Estate Brokerage Industry. The ability of our real estate brokerage franchisees and our company-owned brokerage businesses to successfully compete is important to our prospects for growth. Their ability to compete may be affected by the recruitment, retention and performance of independent sales agents, the economic relationship between the broker and the agent (including the share of commission income retained by the agent and fees charged to or paid by the agent for services provided by the broker), consumer preferences, the location of offices and target markets, the services provided to independent sales agents, affiliation with a recognized brand name, community reputation, technology and other factors, including macro-economic factors such as national, regional and local economic conditions. In addition, the legal and regulatory environment as well as the rules of NAR, industry associations and MLSs can impact competition. See "Government and Other Regulations" below.
We and affiliated franchisees compete for consumer business as well as for independent sales agents with national and regional independent real estate brokerages and franchisors, discount and limited service brokerages, non-traditional market participants, and with franchisees of our brands. Our largest national competitors in this industry include, but are not limited to, HomeServices of America (a Berkshire Hathaway affiliate), Howard Hanna Holdings, EXP Realty (a subsidiary of eXp World Holdings, Inc.), Compass, Inc., Redfin Corporation, Weichert, Realtors and @properties as well as several large franchisors, including RE/MAX International, Inc., Keller Williams Realty, Inc. and HSF Affiliates LLC (operates Berkshire Hathaway HomeServices and Real Living Real Estate). We and affiliated franchisees also compete with leading listing aggregators, such as Zillow, Inc. and Realtor.com® (a listing aggregator held by News Corp.) as well as CoStar Group, Inc. In addition, we and affiliated franchisees compete for consumer business with newer industry participants, including iBuying models such as Opendoor and Offerpad.
Competition for Independent Sales Agents. The successful recruitment and retention of independent sales agents and independent sales agent teams is critical to the business and financial results of traditional brokerages—whether or not they are affiliated with a franchisor. Competition for productive independent sales agents in our industry is high and competition is most intense for highly productive independent sales agents with strong reputations in their respective communities.

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
We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry generally and have increasingly impacted our recruitment and retention of top producing agents and put upward pressure on the average share of commissions paid to affiliated independent sales agents. Such factors include increasing competition, increasing levels of commissions paid to agents (including up-front payments and equity), changes in the spending patterns of independent sales agents (as more agents purchase services from third parties outside of their affiliated broker), a heightening focus on leads or business opportunities generated for the independent sales agent from the brokerage, differentiation in the bundling of agent services or industry offerings (including virtual brokerages or other brokerages that offer the sales agent fewer services, but a higher percentage of commission income, or other compensation, such as sign-on or equity awards), and the growth in independent sales agent teams. Competition comes from newer models as well, including brokerages that provide certain services to agents and agent teams, but with branding focused on the name of the agent or agent team, rather than the brokerage brand.
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
In many of their markets, Owned Brokerage Group offers a traditional graduated commission model, which emphasizes our value proposition. The traditional graduated commission model has experienced declines in market share over the past several years. Increasingly, independent sales agents have affiliated with brokerages that offer a different mix of services to the agent, allowing the independent sales agent to select the services that they believe allow them to retain a greater percentage of the commission and purchase services from other vendors as needed.
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

A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, virtual brokerage and other brokerages that offer the sales agent fewer services, but a higher percentage of commission income (or other compensation, such as sign-on or equity awards), directly compete with traditional brokerage models and may dilute the relationship between the brokerage and the agent and add additional competitive pressure for independent sales agent talent. We believe certain alternative transaction models, such as iBuying and home swap models (and related models that help buyers compete as cash buyers), charge significant fees to purchase homes and are less reliant on brokerages and sales agents, which could have a negative impact on such brokerages and agents as well as on the average homesale broker commission rate. These models also look to capture ancillary real estate services such as title and mortgage services and referral fees. Changes to industry rules and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of independent sales agents, including for sale by owner transactions.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions including, but not limited to, setting up competing brokerages and/or expanding their offerings to include products (such as agent tools) and services that are a part of or ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us, charging significant referral, listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry and such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with affiliated franchisees and such franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes.
Franchise Competition. According to NAR, approximately 41% of individual brokers and independent sales agents are affiliated with a franchisor. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value that the franchisor provides to enhance the franchisee's ability to grow its business and improve the recruitment, retention and productivity of its independent sales agents. The value provided by a franchisor encompasses many different aspects including the quality of the brand, tools, technology, marketing and other services, the availability of financing provided to the franchisees, and the fees the franchisees must pay. Franchisee fees can be structured in numerous ways and can include volume and other incentives, flat royalty and marketing fees, capped royalty fees, and discounted royalty and marketing fees. Taking into account competitive factors, we have and may continue, from time to time, to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms.
Lead Generation Business. The ability of a brokerage, whether company owned or franchised, to provide its independent sales agents with high-quality leads is increasingly important to the recruitment and retention of independent sales agents and sales agent teams and the attraction and retention of franchisees. Numerous companies that market and sell residential real estate leads to independent sales agents, including listing aggregators, compete with our real estate benefit programs and other lead generation programs.
Relocation Operations. Competition in our corporate relocation operations is based on capabilities, price and quality. We compete primarily with global outsourced and regional relocation services providers in the corporate relocation operations. The larger outsourced relocation services providers that we compete with include SIRVA BGRS Worldwide, Inc., Weichert Relocation Resources, Inc., Aires and Graebel Companies, Inc. Competition is expected to continue to intensify as an increasingly higher percentage of relocation clients reduce their global relocation benefits and related spend.
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
Government and Other Regulations
See Note 15, "Commitments and Contingencies", to the Consolidated Financial Statements included elsewhere in this Annual Report for additional information on the Company's legal proceedings. For additional information with respect to related risks facing our business, see "Item 1A. Risk Factors," in particular under the heading "Regulatory and Legal Risks", in this Annual Report.
Legal and Regulatory Environment. All of our businesses, as well as the businesses of our joint ventures (such as mortgage origination, title insurance underwriting, and real estate auction) and the businesses of our franchisees are highly regulated and subject to shifts in public policy, statutory interpretation and enforcement priorities of regulators and other government authorities as well as amendments to existing regulations and regulatory guidance. Likewise, litigation, investigations, claims and regulatory proceedings against us or other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation or investigations for the Company. In addition, through our subsidiaries, employees and/or affiliated agents, we are a participant in many multiple listing services ("MLSs") and a member-owner of certain non-NAR controlled MLSs. Our affiliated agents may be members of the National Association of Realtors ("NAR") and respective state realtor associations. The rules and policies for these organizations are also subject to change due to shifts in internal policy, regulatory developments, litigation or other legal action. Changes in the rules and policies of NAR and/or any MLSs can also be driven by changes in membership, including the entry of new industry participants, and other industry forces.
From time to time, certain industry practices have come under federal or state scrutiny or have been the subject of litigation. The industry is currently experiencing increased scrutiny by regulators and other government offices, both on a federal and state level. Four of the more active areas of in our industry have been antitrust and competition, compliance with RESPA (and similar state statutes), compliance with the Telephone Consumer Protection Act ("TCPA") (and similar state statutes) and worker classification. Other examples include, but are not limited to, consumer protection, mortgage lending and debt collection laws, federal and state fair housing laws, various broker fiduciary duties, false or fraudulent claims laws, and state laws limiting or prohibiting inducements, cash rebates and gifts to consumers.
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
In July 2021, the Department of Justice (“DOJ”) filed a notice of withdrawal of consent to its November 2020 proposed consent decree with NAR to settle a civil lawsuit in which the DOJ alleged that NAR established and enforced illegal restraints on competition in the real estate industry. The DOJ also filed to voluntarily dismiss the civil lawsuit without prejudice in July 2021, stating in a concurrently filed press release that “[t]he department determined that the [November 2020] settlement will not adequately protect the department’s rights to investigate other conduct by NAR that could impact competition in the real estate market…” The DOJ further noted in its press release that it “is taking this action to permit a broader investigation of NAR’s rules and conduct to proceed without restriction.” In connection with the foregoing, the DOJ issued a new and comprehensive civil investigative demand, or CID, that renewed demands related to the prior investigation, and also sought new categories of materials. In January 2023, the U.S. District Court for the D.C. District granted NAR's petition to set aside the new CID. Although we were not a party to or a participant in the DOJ’s civil lawsuit against, or settlement agreement with, NAR, and may not agree with certain of the allegations asserted, we do believe the settlement provisions generally were reasonable and would modernize the practices at issue. In November 2021, NAR modified its rules to implement most of the changes the DOJ settlement sought, and we (through our subsidiaries, employees and/or affiliated agents) will follow the new practices that are a result of NAR's rule changes.
In addition to the announcements by the DOJ, statements and actions by the Federal Trade Commission (“FTC”) and the executive branch have been focused on increasing competition enforcement across industries. For example, an Executive

Order issued by the White House in July 2021 identified areas of interest for further investigation—including real estate brokerage and listings. In January 2023, the FTC proposed a rule that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-complete clauses. Additional action has been taken by the FTC, including its rescission of its generally applicable 2015 antitrust enforcement principles policy statement in July 2021 and its withdrawal of the 2020 Vertical Merger Guidelines in September 2021.
In 2018, the DOJ and FTC held a joint public workshop to explore competition issues in the residential real estate services industry at which a variety of issues, beyond those alleged in the DOJ's November 2020 civil lawsuit against NAR, were raised that could be alleged or determined in the future to be anti-competitive.
Our international business activities, and in particular our relocation operations, must comply with applicable laws and regulations that impose sanctions on improper payments, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar laws of other countries.
RESPA. RESPA, state real estate brokerage laws, state title insurance laws, and similar laws in countries in which we do business restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, home warranty and title insurance). Such laws may to some extent impose limitations on arrangements involving our real estate franchise, real estate brokerage, title agency, lead generation, and relocation operations or the businesses of our joint ventures (including mortgage origination, title underwriting and real estate auction). In addition, with respect to many of our businesses as well as the businesses of certain of our joint ventures, RESPA and similar state laws generally require timely disclosure of certain relationships or financial interests with providers of real estate settlement services. Some state authorities have also asserted enforcement rights.
RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between title underwriters and their agents, real estate brokers and agents and market-based fees for the provision of goods or services, including marketing services. In addition, RESPA allows for the operation of affiliated business arrangements, including joint ventures, when specific requirements have been met. We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA. However, RESPA compliance may become a greater challenge under certain administrations, including the current administration, for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes. Some regulators and other parties have advanced novel and stringent interpretations of RESPA including assertions that any provision of a thing of value in a separate, but contemporaneous transaction with a referral constitutes a breach of RESPA on the basis that all things of value exchanged should be deemed in exchange for the referral. Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees.
We are also subject to state laws limiting or prohibiting inducements, cash rebates and gifts to consumers, which impacts our lead generation business.
Worker Classification. Although the legal relationship between residential real estate brokers and licensed sales agents throughout most of the real estate industry historically has been that of independent contractor, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices, our company owned brokerage operations and our affiliated franchisees by seeking to reclassify licensed sales agents as employees.
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
For example, in worker classification litigation involving real estate agents at a competing brokerage, the New Jersey Supreme Court recently remanded a case that had applied a strict classification test to a wage and hour case. The New Jersey Supreme Court recognized that a 2022 New Jersey legislative amendment clarified that an earlier 2018 amendment to the Brokerage Act affecting worker classification claims related to real estate agents should be applied retroactively. On remand, the New Jersey Appellate Division held that the strict test did not apply when determining classification of real estate agents, and that such determination applied retroactively based on the 2022 legislative amendment. The ruling notwithstanding, the Appellate Division did not dismiss the case due to remaining factual determinations to be made and declined to opine on the appropriate test to be applied when determining classification of real estate agents. Also, there have been several challenges to the constitutionality and enforceability of a California worker classification statute adopted in 2019 as it applies to other industries, which if found unconstitutional, could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in California. We continue to monitor these matters as well as related federal and state developments.
Cybersecurity and Data Privacy Regulations. To run our business, it is essential for us to collect, store and transmit sensitive personal information about our customers, prospects, employees, independent agents, and relocation transferees in our systems and networks. At the same time, we are subject to numerous laws, regulations, and other requirements, domestically and globally, that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, sale, or transfer of personal data. Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs. For example, in the U.S., we are required to comply with the Gramm-Leach-Bliley Act, which governs the disclosure and safeguarding of consumer financial information, as well as state statutes governing privacy and cybersecurity matters like the California Consumer Privacy Act ("CCPA") and the New York Department of Financial Services ("NYDFS") Cybersecurity Regulation.
The CCPA imposes comprehensive requirements on organizations that collect, sell and disclose personal information about California residents and employees. In November 2020, California passed Proposition 24, establishing the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023. The CPRA provides further requirements that will impact our businesses’ compliance efforts and operational risks as the CPRA differentiates “personal information” and “sensitive information,” expands the term “sale” to include sharing of personal information, and imposes data minimization and data retention requirements. The CPRA also established a new California Privacy Protection Agency, which is intended to take a more active role in enforcement of the law. Other states have passed privacy legislation that will take effect in 2023, and which differ from the CPRA in how they will be implemented. Other states are likely to implement their own privacy statutes in the near term.
Under the NYDFS cybersecurity regulation, regulated financial institutions, including Title Group, are required to establish a detailed cybersecurity program. Other state regulatory agencies have or are expected to enact similar requirements following the adoption of the Insurance Data Security Model Law by the National Association of Insurance Commissioners that is consistent with the New York regulation.
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
The Telephone Consumer Protection Act. The TCPA restricts certain types of telemarketing calls and text messaging, and the use of automatic telephone dialing systems and artificial or prerecorded voice messages. The TCPA also established a national Do-Not-Call registry. The TCPA defines autodialing broadly and requires express written consent for certain communications to cellphones. Certain states have also adopted, or may in the future adopt, state equivalents of the TCPA. We are vulnerable to claims made by class action consumers alleging that we are liable for contacts made by independent contractor real estate agents.
Franchise Regulation. In the U.S., the sale of franchises is regulated by various state laws, as well as by federal law under the jurisdiction of the FTC. The FTC requires that franchisors make extensive disclosure to prospective franchisees but does not require registration. A number of states require registration and/or disclosure in connection with franchise offers and sales. In addition, multiple states and U.S. territories have "franchise relationship laws" or "business opportunity laws" that limit the ability of franchisors to terminate franchise agreements (including mandated notice or cure periods), to discriminate unfairly among franchisees, or to withhold consent to the renewal or transfer of these agreements. Failure to comply with these laws could result in civil liability to the franchisors. While our franchising operations have not been materially adversely affected by such existing regulation, we cannot predict the effect of any future federal or state legislation or regulation. Internationally, many countries have similar laws affecting franchising.
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
Multiple Listing Services Rules. MLSs, NAR and respective state realtor associations each maintain rules, policies, data licenses, and terms of service, that specify, among other things, how MLS data and listings may be accessed, used, and displayed on websites and mobile applications. The rules of each MLS can vary widely and are complex. Changes in the rules and policies of NAR and the MLSs can also be driven by changes in membership, including the entry of new industry participants, as well as other industry forces including those discussed under the "Legal and Regulatory Environment" heading in this section.
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
Certain states in which we operate have "controlled business" statutes which impose limitations on the level of business our title and escrow companies can receive from its affiliated real estate brokers, mortgage lenders and other real estate service providers. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit, we will be prepared to comply with any such rule. "Controlled business" typically is defined as sources controlled by, or which control, directly or indirectly, or are under common control with, the title agent. Pursuant to regulations in New York, title agents with affiliated businesses must make a good faith effort to obtain and be open for title insurance business from all sources and not business only from affiliated persons, including actively competing in the marketplace. The Company's failure to comply with such statutes could result in the payment of fines and penalties or the non-renewal of the Company's license to provide title, escrow and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable "controlled business" statutes by ensuring that we generate sufficient business from sources we do not control.
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
The residential real estate market tends to be cyclical and typically is affected by changes in general economic and residential real estate conditions which are beyond our control. The significant declines experienced in U.S. residential real estate market in 2022 negatively impacted our 2022 financial results and third parties, including Fannie Mae and NAR, forecast continued declines in 2023. If the residential real estate market does not improve, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business and return capital to stockholders.
Any of the following factors related to the real estate industry could negatively impact the housing market and have a material adverse effect on our business by causing a lack of improvement or a decline in the number of homesales and/or stagnant or declining home prices, which in turn, could adversely affect our revenues and profitability:
•increases in mortgage rates or inflation, or prolonged periods of a high mortgage rate environment;
•a reduction in the affordability of homes;
•declines in consumer demand;
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
•decelerated or lack of building of new housing for homesales or increased building of new rental properties;
•irregular timing of new development closings leading to lower unit sales at Owned Brokerage Group;
•homeowners retaining their homes for longer periods of time as a result of the high mortgage rate environment, inventory shortages in new and existing housing or otherwise; and
•a decline in home ownership levels in the U.S., including as a result of affordability or changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home, limits on the proclivity of home owners to purchase an alternative home, or changes in preferences to rent versus purchase a home.
Adverse developments in general business and economic conditions could have a material adverse effect on our financial condition and our results of operations.
Our business and operations and those of our franchisees are sensitive to general business and economic conditions in the U.S. and worldwide. Contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors such as potential consumer, business or governmental defaults or delinquencies, could have a material adverse impact on our business, financial condition and results of operations. A deterioration in economic factors that particularly impact the residential real estate market and the business segments in which we operate, whether broadly or by geography and price segments have and could continue to have an adverse effect on our results of operations and financial results, which may be material. These factors include, but are not limited to: short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, rate of wage growth, consumer confidence, rate of economic growth or contraction, U.S. fiscal policy (including government spending and tax reform) and related matters (such as debt ceiling negotiations), and the general condition of the U.S. and the world economy.
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
A host of factors beyond our control could cause fluctuations in these conditions, including the political environment, U.S. immigration policies, disruptions in a major geoeconomic region (such as Russia's invasion of Ukraine), changes in equity or commodity markets, acts or threats of war or terrorism or sustained pervasive civil unrest, other geopolitical or economic instability or pandemics and natural disasters (such as the COVID-19 crisis), any of which could have a material adverse effect on our business, financial condition and results of operations.
Monetary policies of the federal government and its agencies may have a material adverse impact on our operations.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the U.S. Federal Reserve Board. These policies regulate the supply of money and credit in the U.S. and impact the real estate market through their effect on interest rates (and mortgage rates) as well as the cost of our interest-bearing liabilities. The U.S. Federal Reserve Board took aggressive action intended to try to control inflation in 2022, including raising the target federal funds rate and reducing its holdings of mortgage-backed securities and has indicated its expectation to continue to pursue these strategies in 2023. Rising interest rates generally contribute to rising mortgage rates, which could further contribute to declines in residential real estate homesale transaction volume, or to homebuilders discontinuing or delaying new projects, which could further contribute to inventory constraints. Changes in the Federal Reserve Board's policies, the interest rate environment, and the mortgage market are beyond our control, are difficult to predict, and could have a material adverse effect on our business, results of operations and financial condition.
Increasing mortgage rates have resulted, and may continue to result, in declines in homesale transactions as well as title, mortgage and refinancing activity.
The rising interest rate environment has negatively impacted and is expected to continue to negatively impact multiple aspects of our business, as increases in mortgage rates (as well as prolonged periods of high mortgage rates) generally have an adverse impact on homesale transaction volume, housing affordability, and title, mortgage and refinancing volumes. We believe the high mortgage rate environment is a key contributor to declines in residential real estate homesale transaction volume, as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home and potential home buyers choose to rent rather than pay higher mortgage rates. If existing homesale transactions continue to decline (due to increases in mortgage rates or otherwise), we would also expect to continue to experience decreased title, mortgage origination and refinancing activity.
The imposition of more stringent mortgage underwriting standards (due to changes in policy or otherwise) or a reduction in the availability of alternative mortgage products could also reduce homebuyers' ability to access the credit markets on reasonable terms and adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes. A significant decline in the number of homesale transactions or title, mortgage and refinancing activity due to any of the foregoing would adversely affect our financial and operating results, which may be material.
Meaningful decreases in the average homesale brokerage commission rate could materially adversely affect our financial results.
There are a variety of factors that could contribute to declines in the average homesale broker commission rate, including regulation, litigation (including pending litigation described elsewhere in this Annual Report), the rise of certain competitive brokerage or non-traditional competitor models, an increase in the popularity of discount brokers or other utilization of flat fees, rebates or lower commission rates on transactions as well as other competitive factors. Average homesale price and geographic mix have and could continue to contribute to declines in the average homesale broker commission rate, as higher priced homes tend to have a lower broker commission rate.

The average homesale broker commission rate for a homesale transaction is a key driver for both Owned Brokerage Group and Franchise Group. Meaningful reductions in the average broker commission rate could materially adversely affect our revenues, earnings and financial results.
Continued or accelerated declines in inventory may result in insufficient supply, which could continue to have a negative impact on homesale transaction sides and ancillary homesale services, including title and mortgage.
Overall housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. Insufficient inventory levels generally have a negative impact on homesale transaction sides and can contribute to a reduction in housing affordability, which could result in some potential home buyers deferring entry into the residential real estate market. Declines in homesale sides have also had a negative impact on ancillary homesale services, including title and mortgage. Additional inventory pressure arises from periods of slow or decelerated new housing construction, real estate models that purchase homes for rental use (rather than resale), and alternative competitors.
We believe constraints in home inventory levels have contributed to a decline in homesale transaction sides and this factor may continue to have an adverse impact on the number of homesale transaction sides closed by Franchise and Owned Brokerage Groups (and on ancillary homesale services, including title and mortgage), which could materially adversely affect our revenues, earnings and financial results.
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
Our franchisees face the same challenges with respect to productive sales agent recruitment and retention as well as other market pressures generally facing the industry (such as margin compression). When a franchisee is unable to maintain or grow their affiliated sales agent base, the homesale transaction volume generated by such franchisee is more likely to decline. Such declines have and could continue to result in a declines in our royalty revenues, which could be material. In addition, franchisees have and may continue to seek lower royalty rates or higher incentives from us to moderate market pressures. Such pressures also induce certain franchisees to exit our franchisee system from time to time. If franchisees, in particular multiple larger franchisees, fail to renew their franchise agreements (or otherwise leave our franchise system), or if we induce franchisees to renew these agreements through lower royalty rates or higher incentives (as we have done from time to time), then our royalty revenues may decrease, and profitability may be lower than in the past.
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
Continued erosion of our share of the commission income generated by homesale transactions could continue to negatively affect our profitability.
Intense industry competition for agents combined with our strategic emphasis on the recruitment and retention of independent sales agents has and is expected to continue to put upward pressure on our commission expense. This trend has negatively impacted and could continue to negatively impact our profitability. Other market factors, including, but not limited to, competitors with access to outside capital that pursue increases in market share over profitability, models that operate at lower margins, including virtual brokerages and brokerages that operate in a more virtual fashion or reduced cost platforms, and listing aggregator concentration and market power is expected to further erode our share of commission income.
If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned residential brokerages could continue to be adversely affected.
Our franchisees face similar risks and continued downward pressure on the commission income recognized by our franchisees could negatively impact their view of our value proposition and we may fail to attract new franchisees, expiring franchisees may not renew their agreements with us, or we may be required to offer reduced royalty fee or increased incentive arrangements to new and existing franchisees, all of which have occurred from time to time, and any of which would result in a further reduction in royalty or other fees paid to us.
We may not successfully develop or procure products, services and technology that support our strategic initiatives, which could have a material adverse effect on our results of operations.
Our future success depends on our ability to continuously develop and improve, or procure, products, services, and technologies that are compelling to independent sales agents, franchisees and consumers (including consumers of our ancillary services businesses). We have expended and expect to continue to expend substantial time, capital, and other resources to identify the needs of our company owned brokerages, franchisees, independent sales agents and their customers and to develop product, service and technology offerings to meet their needs as well as those that will further complement our businesses. We will continue to prioritize certain offerings over others and our resource allocation decisions may cause us to fail to capitalize on opportunities that could later prove to have greater commercial potential.
We may incur unforeseen expenses in the development or procurement of, or enhancements to, products, services and technology, or may experience competitive delays in introducing new offerings as quickly as we would like. We also rely on third parties for the provision or development of certain key products that we offer to affiliated independent sales agents and brokers. Delays or other issues with such products could have a negative impact on our recruitment and retention efforts, which may be material. In addition, the increasingly competitive industry for technology talent may impact our ability to attract and retain employees involved in developing our technology products and services.
Furthermore, the investment and pace of technology development continue to accelerate across the industry, creating risk in the relative timing and attractiveness of our technology products and services, and there can be no assurance that the targeted end user will choose to use the products, services or technologies we may develop or that they will find such products, services and technologies compelling. We may be unable to maintain and scale the technology underlying our offerings, which could negatively impact the security and availability of our services and technologies. In addition, our competitors may develop or make available products, services or technologies that are preferred by agents, franchisees and/or consumers. Further, third parties utilizing our platform may not create tools that meet the needs of agents and franchisees in a timely or effective manner, or at all.
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
Any of the foregoing could adversely affect our value proposition to affiliated agents and franchisees, the productivity of independent sales agents, our appeal to consumers, or our ability to capture increased economics associated with homesale transactions, which in turn could adversely affect our competitive position, business, financial condition and results of operations.
We may not be able to generate a meaningful number of high-quality leads for affiliated independent sales agents and franchisees, which could materially adversely impact our revenues and profitability.
A key component of our long-term strategy is focused on providing affiliated independent sales agents and franchisees with high-quality leads. We expect that significant time and effort and meaningful investment will be required to increase awareness of, and consumer participation in, programs, partnerships or products and services that are intended to aid in lead generation. Even if we are successful in these efforts, such programs, partnerships or products may not generate a meaningful number of high-quality leads, which could negatively impact our ability to recruit and retain independent sales agents and attract and retain new franchisees and could materially adversely affect our revenues and profitability, including as a result of the loss of downstream revenues at our franchise, brokerage and title businesses as well as our minority-owned mortgage origination and title insurance underwriter joint ventures. In addition, our lead generation business is highly regulated, subject to complex federal and state laws (including RESPA and similar state laws as well as state laws limiting or prohibiting inducements, cash rebates and gifts to consumers), and subject to changing economic and political influences. A change in such laws, or more restrictive interpretations of such laws by administrative, legislative or other governmental bodies, could have a material adverse effect on this business.
We may be unable to simplify and modernize our business in support of growth and strategic initiatives and achieve or maintain cost savings and other benefits from our cost-saving initiatives.
We continue to engage in business optimization and cost-saving initiatives that focus on maximizing the efficiency and effectiveness of the cost structure of each of the Company's businesses. These actions are designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. We may not be able to achieve these improvements in the efficiency and effectiveness of our operations or cost structure and, even if achieved, any cost-savings realized may not be sufficient to offset ongoing inflationary pressures, including those related to employees and leases, or to offset continued pressure from the increasing share of commission income paid to affiliated independent sales agents. In connection with our implementation of cost-savings, simplification and modernization initiatives we may experience disruptions in our business, including with respect to agent and franchisee recruitment and retention efforts and the diversion of a significant amount of management and employee time and focus. We also may incur greater costs than currently anticipated to achieve these savings and we may not be able to maintain these cost savings and other benefits in the future. Failure to improve the efficiency and effectiveness of our cost structure could have a material adverse effect on our competitive position (including with respect to the recruitment and retention of production independent sales agents and franchisees), business, financial condition, results of operations and cash flows.
Our company owned brokerage operations are subject to geographic and high-end real estate market risks, which could adversely affect our revenues and profitability.
Owned Brokerage Group operates real estate brokerage offices located in and around large U.S. metropolitan areas where competition for independent sales agents and independent sales agent teams is particularly intense. Local and regional economic conditions in these locations at times differ materially from prevailing conditions in other parts of the country. For the year ended December 31, 2022, Owned Brokerage Group realized approximately 23% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida, which in the aggregate totals approximately 57% of its revenues. Downturns in the residential real estate market or economic conditions that are concentrated in these regions, or in other geographic concentration areas for us, result in declines in Owned Brokerage Group's total gross commission income and profitability that are disproportionate to the downturn experienced throughout the U.S. In addition, given the significant geographic overlap of our title, escrow and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations generally have a disproportionate adverse effect on our title, escrow and settlement services business and mortgage origination joint venture as well. These factors have negatively impacted, and could continue to negatively impact, our financial results and such impact could have a material adverse effect on our financial position.
Owned Brokerage Group also has a significant concentration of transactions at the higher end of the U.S. real estate market and in high-tax states. Accordingly, the effects of certain state and local tax reform may have a deeper impact on our business. A shift in transactions from high-tax to low-tax states or in Owned Brokerage Group's mix of property transactions from high range to lower and middle range homes would adversely affect the average price of Owned Brokerage Group's closed homesales. Such a shift, absent an increase in transactions, would have an adverse effect on our operating results. Due to Owned Brokerage Group's concentration in high-end real estate, its business may also be adversely impacted by capital controls imposed by foreign governments that restrict the amount of capital individual citizens may legally transfer out of their countries. In addition, Owned Brokerage Group continues to face heightened competition for both homesale transactions and high performing independent sales agents because of its prominent position in the higher end housing markets.
Moreover, Owned Brokerage Group also has relationships with developers in select major cities (in particular, New York City) to provide marketing and brokerage services in new developments. The irregular volume and timing of new development closings may contribute to uneven financial results and deceleration in the building of new housing may result in lower unit sales in the new development market, which has had and could continue to have a material adverse effect on the revenue generated by Owned Brokerage Group and our profitability.
The businesses in which we, our joint ventures, and our franchisees operate are intensely competitive.
We face intense competition in the residential real estate services business, in particular with respect to productive independent sales agent recruitment and retention. Aggressive competition for the affiliation of independent sales agents continues to make recruitment and retention efforts at both Owned Brokerage Group and Franchise Group challenging, in particular with respect to more productive sales agents and in the densely populated metropolitan areas in which we operate. The competitive environment has had, and may continue to have, a negative impact on our market share and may continue to put pressure on our and our franchisees' operating margins and financial results.
Competitive pressures for independent sales agents come from a variety of sources, including traditional brokerages as well as newer brokerage models, including discount brokerages, virtual brokerages (and other brokerages that offer the sales agent fewer services, but a higher percentage of commission income) as well as brokerages that provide certain services to agents and agent teams, but with branding focused on the name of the agent or agent team, rather than the brokerage brand.
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
We expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. For example, to remain competitive in the sale of franchises and to retain our existing franchisees, we have taken and may continue to take actions that result in increased costs to us (such as increased sales incentives to franchisees) or decreased royalty payments to us (such as a reduction in or cap on the fees we charge our franchisees, including lower royalty rates). Taking into account competitive factors, from time to time, we have and may continue to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms. If we fail to successfully offer franchisees compelling value propositions, we may fail to attract new franchisees and expiring franchisees may not renew their agreements with us, resulting in a reduction in royalty fees paid to us. Any of the foregoing may have a material adverse effect on our earnings and growth opportunities.

As noted in the following risk factor, we and our franchisees also face substantial competition from non-traditional market participants.
Competition in our related businesses and the businesses of our joint ventures is also intense. See "Item 1.—Business—Competition" in this Annual Report for additional information.
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
Some of these models, such as iBuying or home swap models, may have less exposure to risks related to the continued rise of the sales agent's share of commission income generated by homesale transactions, as they are less reliant on agent services, or may operate under a lower cost structure, such as virtual or discount brokerages. Changes to industry rules and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of sales agents, including for sale by owner transactions.
The significant size of the U.S. real estate market has continued to attract outside capital investment in disruptive competitors that seek to access a portion of this market, which has and is likely to continue to contribute to the competitive environment. Meaningful gains in market share by these alternative models and/or the introduction of other industry-disruptive competitors may adversely impact our market share and reduce homesale and ancillary transaction volume if we are unable to introduce competing products and services that are more attractive to consumers in a timely manner. A loss of market share or reduction in such transaction volume may have a material adverse effect on our operations and financial performance.
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
•setting up competing brokerages and/or businesses, which could include the capture of property listings, directing referrals to agents and brokers that share revenue with them, or the recruitment of agents or franchisees;
•expanding their offerings to include products (including agent tools) and services that are a part of or ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us;
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
Such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our market share, reduce our franchisor service revenue and dilute our relationships with franchisees, independent sales agents and consumers and our franchisees' relationships with affiliated independent sales agents and consumers.
Our financial results are affected by the operating results of our franchisees.
Franchise Group receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of Franchise Group are dependent upon the operational and financial success of our franchisees, in particular with respect to our largest franchisees. If industry trends or economic conditions worsen or do not improve or if one or more of our top performing franchisees become less competitive or leave our franchise system, Franchise Group's financial results may worsen and our royalty revenues may decline, which could have a material adverse effect on our revenues and profitability. In addition, from time to time, we have had to increase our bad debt and note reserves, including with respect to the conversion notes or other note-backed funding we extend to eligible franchisees, which are forgiven ratably generally over the term of the franchise agreement upon satisfaction of certain revenue performance-based thresholds. We may also have to terminate franchisees due to non-payment. Moreover, the ownership model for some larger franchisees has shifted to control by private investor groups that are more likely to have a higher proportion of debt and may have different priorities than historic franchisee owners, which increases franchisee liquidity, termination and non-renewal risks.
Consolidation among our top 250 franchisees may cause our royalty revenue to grow at a slower pace than homesale transaction volume.
A significant majority of revenue at Franchise Group is generated from our top 250 franchisees, which have grown faster than our other franchisees through organic growth and market consolidation in recent years. The growing concentration in our top 250 franchisees puts pressure on our ability to renew or negotiate franchise agreements with favorable terms, including with respect to contractual royalty rates, sales incentives and covered geographies. In addition, such concentration increases risks related to the financial health of our franchisees as well as with respect to franchisee non-renewal or termination. If the amount of gross commission income generated by our top 250 franchisees continues to grow at a quicker pace relative to our other franchisees, we would expect to experience pressure on our royalty revenue, which we would expect to continue to increase, but at a slower pace than homesale transaction volume due to increased volume incentives, lower negotiated rates, and other incentives earned by such franchisees, all of which directly impact our royalty revenue.
Negligence or intentional actions of our franchisees and their independent sales agents could harm our business.
Our franchisees (other than our company owned brokerages) are independent business operators and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards or may not affiliate with effective independent sales agents or employees. If our franchisees or their independent sales agents were to engage in negligent or intentional misconduct or provide diminished quality of service to customers, our image and reputation may suffer materially, which could adversely affect our results of operations. Negligent or improper actions involving our franchisees or master franchisees, including regarding their relationships with independent sales agents, clients and employees, have and may in the future also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.
Additionally, franchisees and their independent sales agents (including those handling properties for our relocation operations) may engage or be accused of engaging in unlawful or tortious acts or failing to make necessary disclosures under federal and state law. Such acts or the accusation of such acts could harm our brands' image, reputation and goodwill or compromise our relocation operations relationships with clients.

Negligence or intentional actions of independent sales agents engaged by our company owned brokerages could materially and adversely affect our reputation and subject us to liability.
Our company-owned brokerage operations rely on the performance of independent sales agents. If the independent sales agents were to provide lower quality services to our customers or engage in negligent or intentional misconduct, our image and reputation could be materially adversely affected. In addition, we could also be subject to litigation and regulatory claims arising out of their performance of brokerage or ancillary services, which if adversely determined, could materially and adversely affect us.
We do not own two of our brands and difficulties in the business or changes in the licensing strategy of, or disagreements or complications in our relationship with, the brand owners could disrupt our business and/or negatively reflect on the brand and the brand value.
The Sotheby's International Realty® and Better Homes and Gardens® Real Estate brands are owned by the companies that founded these brands. Under separate long-term license agreements, we are the exclusive party licensed to run brokerage services in residential real estate under those brands, whether through our franchisees or our company owned operations. Our future operations and performance with respect to these brands requires the successful protection of those brands. In 2021, we formed a strategic joint venture with Sotheby's that acquired a stake in an online residential auction platform. Any disagreements or complications in our relationship with, or difficulties in the business or changes in the licensing strategy of, the brand owners could disrupt our business and/or negatively reflect on the brand and the brand value. For additional information see "Item 1.—Business—Franchise Group—Intellectual Property".
If our largest real estate benefit program client or multiple significant relocation clients cease or reduce volume under their contracts with us, our revenues and profitability would be materially adversely affected.
Contracts with our real estate benefit program and relocation clients are generally terminable at any time at the option of the client, do not require such client to maintain any level of business with us and are non-exclusive. Our real estate benefit program revenues are highly concentrated. If our largest real estate benefit program client or multiple significant relocation clients cease or reduce volume under their contracts with us, our revenues (including downstream revenue at Franchise, Owned Brokerage and Title Groups) and profitability would be materially adversely affected.
Many of the general residential housing trends impacting our businesses that derive revenue from homesales also impact our relocation services business. Additionally, global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, as well as changes in employment relocation trends. As a result of a shift in the mix of services and number of services being delivered per move as well as lower volume growth, our relocation operations have been subject to an increasingly competitive pricing environment and lower average revenue per relocation, which negatively impacts the operating results of our relocation operations. The COVID-19 crisis along with related ongoing travel restrictions in the U.S. and elsewhere, previously exacerbated these trends and could again put pressure on the financial results of Cartus, which may not return to levels consistent with those prior to the onset of the crisis. In addition, the greater acceptance of remote work arrangements has the potential to have a negative impact on relocation volumes in the long-term.
The failure of third-party vendors or partners could result in harm to our reputation and have a material adverse effect on our business and results of operations.
We engage with third-party vendors and partners in a variety of ways, ranging from strategic collaborations and joint ventures and product development to running key internal operational processes and critical client systems. In many instances, these third parties are in direct contact with our customers in order to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third parties may be in possession of personal information of our customers or employees. In other instances, these third parties may play a critical role in developing products and services central to our business strategy. For example, we have partnered with a strategic third party to provide our product suite to affiliated agents, brokerages and franchisees, and these products form an important part of our value proposition to such parties. In addition, we have engaged with another strategic third-party partner on key software development projects and have other strategic projects in place with other third parties. Our third-party vendors and partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay us, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.

If our third-party partners or vendors were to fail to perform as we expect, fail to appropriately manage risks, provide diminished or delayed services to our customers, experience operational or liquidity concerns (whether related to market downturns or other factors), or face cybersecurity breaches of their information technology systems, or if we fail to adequately monitor their performance, our operations and reputation could be materially adversely affected, in particular with respect to any such failures related to the provision or development of key products. Depending on the function involved, vendor or third-party application failure or error may lead to increased costs, business disruption, distraction to management, processing inefficiencies, the loss of or damage to intellectual property or sensitive data through security breaches or otherwise, effects on financial reporting, loss of customers, damage to our reputation, or litigation, regulatory claims and/or remediation costs (including claims based on theories of breach of contract, vicarious liability, negligence or failure to comply with laws and regulations). Third-party vendors and partners may also fail to maintain or keep adequate levels of insurance, which could result in a loss to us or expose us to litigation. In addition, although we have a Vendor Code of Conduct, we may be subject to the consequences of fraud, bribery, or misconduct by employees of our vendors, which could result in significant financial or reputational harm. The actions of our third-party vendors and unaffiliated third-party developers are beyond our control. We face the same risks with respect to subcontractors that might be engaged by our third-party vendors and partners.
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
•the increasing level and sophistication of cybersecurity attacks, including distributed denial of service attacks, data theft, fraud or malicious or negligent acts on the part of trusted insiders, social engineering, or other unlawful tactics aimed at compromising the systems and data of our businesses, officers, employees, franchisees and company owned brokerage independent sales agents and their customers (including via systems not directly controlled by us, such as those maintained by our franchisees, affiliated independent sales agents, joint venture partners and third party service providers, including our third-party relocation service providers); and
•the reputational, business continuity and financial risks associated with a loss of data or material data breach (including unauthorized access to, or destruction or corruption of, our proprietary business information or personal information of our customers, employees and independent sales agents), the transmission of computer malware, cyberattacks, or the diversion of homesale transaction closing funds.
In the ordinary course of our business, we and our third-party service providers, our franchisee and company owned brokerage independent sales agents and our relocation operations collect, store and transmit sensitive data, including our proprietary business information and intellectual property and that of our clients as well as personal information, sensitive financial information and other confidential information of our employees, customers and the customers of our franchisee and company owned brokerage sales agents.
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
Moreover, the real estate industry is actively targeted by cyber-attacker attempts to conduct electronic fraudulent activity directed at participants in real estate services transactions. These attacks, when successful, can result in fraud, including wire fraud related to the diversion of home sale transaction funds, or other harm, which could result in significant claims and reputational damage to us, our brands, franchisees, and independent sales agents and could also result in material increases in our operational costs. Further, these threats to our business may be wholly or partially beyond our control as our franchisees as well as our customers, franchisee and company owned brokerage independent sales agents and their customers, joint venture partners and third-party service providers may use e-mail, computers, smartphones and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate and consumers or other service providers selected by the consumer may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.
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
We have entered into several important strategic joint ventures with third party partners. In some of these joint ventures, such as Guaranteed Rate Affinity and our Title Insurance Underwriter Joint Venture, we hold a minority stake and, while we have certain governance rights, we do not have a controlling financial or operating interest.
There are inherent risks to joint ventures, including execution risks that could arise if our strategic priorities do not align with those of our partners. There can be no assurance that such venture (or products offered by such ventures) will be successful or will operate as intended. Our current or future joint venture partners may make decisions which may harm the joint venture or are contrary to our best interests, including by pursuing opportunities outside of the joint venture. Our joint ventures generally are not exclusive and our joint venture partners could expand existing relationships with competitors or pursue relationships with other competitors to our detriment.
Additionally, even when we hold a minority interest in a joint venture, improper actions by our joint venture partners may also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions.
Each of our existing joint ventures faces risks specific to their business as well, including regulatory changes, consumer trends and preferences and other market conditions. For example, our mortgage origination joint venture has been materially adversely affected by increases in mortgage interest rates, high levels of competition, decreases in operating margins and lower gain-on-sale margins.
In addition, our joint ventures or our joint venture partners could face operational or liquidity risks, due to market downturns or other factors such as litigation or regulatory investigations that may arise. Any of the foregoing could have an adverse impact, which may be material, on our earnings and dividends from the applicable joint venture or our results of operations.
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
We are significantly encumbered by our debt obligations. As of December 31, 2022, our total debt, excluding our securitization obligations, was $2,875 million (without giving effect to outstanding letters of credit). As a result, a substantial portion of our cash flows from operations must be dedicated to the payment of interest on our indebtedness and, as a result, is not available for other purposes, including our operations, capital expenditures, technology, share repurchases, dividends and future business opportunities or principal repayment. Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations. Risks associated with our debt obligations are heightened during industry downturns or broader recessions that decrease our revenues, earnings and cash flows from operations.
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

•it may limit our ability to incur additional borrowings under our existing facilities, including our Revolving Credit Facility, to refinance or restructure our indebtedness, or to obtain additional debt or equity financing for working capital, capital expenditures, business development, debt service requirements, acquisitions or general corporate or other purposes;
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
Our debt risk may also be increased as a result of competitive pressures that reduce margins and free cash flow. If our EBITDA calculated on a Pro Forma Basis were to decline and/or we were to incur additional first lien senior secured debt (including borrowings under the Revolving Credit Facility), our ability to borrow the full capacity under the Revolving Credit Facility (without refinancing secured debt into unsecured debt) could be limited as we must maintain compliance with the senior secured leverage ratio under the Senior Secured Credit Agreement. Any inability to borrow sufficient funds to operate our business could have a material adverse impact on our business, results of operations and liquidity.
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
If we were unable to repay the amounts outstanding under our Senior Secured Credit Facility or Term Loan A Facility, the lenders and holders of such debt could proceed against the collateral granted to secure those debt arrangements. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under those debt arrangements accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Secured Credit Facility or Term Loan A Facility and our other indebtedness or be able to borrow sufficient funds to refinance or restructure such indebtedness. Upon the occurrence of an event of default under the indentures governing our Unsecured Notes, the trustee or holders of 25% of the outstanding applicable notes could elect to declare the principal of, premium, if any, and accrued but unpaid interest on such notes to be due and payable. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
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
We have substantial indebtedness and we may not be able to refinance or restructure any such debt on terms as favorable as those of currently outstanding debt.
We consistently evaluate potential refinancing and financing transactions with respect to our debt, including restructuring our debt or repaying or refinancing certain tranches of our indebtedness and extending maturities, among other potential alternatives. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. The high-yield market may not be accessible to companies with our debt profile and such or other financing alternatives may not be available to us on commercially reasonable terms, terms that are acceptable to us, or at all. Any future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Refinancing or restructuring debt at a higher cost would affect our operating results. We could also issue public or private placements of our common stock or preferred stock or convertible notes, any of which could, among other things, dilute our current stockholders and materially and adversely affect the market price of our common stock.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to refinance or restructure our debt or obtain additional debt financing in the future.
Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) as well as any actual or anticipated placement on negative outlook by a rating agency could make it more difficult or more expensive for us to refinance or restructure our debt or obtain additional debt financing in the future.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
At December 31, 2022, $572 million of our borrowings under our Revolving Credit Facility and Term Loan A Facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.
The phase-out of LIBOR, or the replacement of LIBOR with SOFR, may adversely affect interest rates which may have an adverse impact on us.
Our primary interest rate exposure is interest rate fluctuations due to the impact on our variable rate borrowings under our Senior Secured Credit Facility (for our Revolving Credit Facility) and the Term Loan A Facility. The cessation date for submission and publication of U.S. dollar LIBOR is expected to be mid-2023. In connection with the amendment of our Senior Secured Credit Facility in July 2022, LIBOR was replaced with a Secured Overnight Financing Rate, or SOFR, based rate plus a 10 basis point SOFR credit spread adjustment as the applicable benchmark for the Revolving Credit Facility. SOFR will likely not replicate LIBOR exactly and if future rates based upon SOFR are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have an adverse effect on our financial condition and results of operations.
We may be unable to continue to securitize certain of the relocation assets of Cartus, which may adversely impact our liquidity.
At December 31, 2022, $163 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of Cartus under one lending facility. We have provided a performance guaranty which guarantees the obligations of Cartus and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities. The securitization markets have experienced, and may again experience, significant disruptions, which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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

Regulatory and Legal Risks
Adverse developments or resolutions in litigation filed against us or against affiliated agents, franchisees or our joint ventures, may materially harm our business, results of operations and financial condition.
As described in Note 15, "Commitments and Contingencies—Litigation" to our Consolidated Financial Statements included elsewhere in this Annual Report ("Note 15"), we are a party to material litigation (including certified and putative class actions) in the areas of antitrust, TCPA and worker classification. We cannot provide any assurances that results in this litigation or other litigation in which we are or may be named will not have a material adverse effect on our business, results of operations or financial condition, either individually or in the aggregate.
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
Insurance coverage may be unavailable for certain types of claims (including antitrust and TCPA litigation) and even where available, insurance carriers may dispute coverage for various reasons (including the cost of defense). Additionally, there is a deductible for each such case and such insurance may not be sufficient to cover the losses the Company incurs.
Likewise, we cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of other litigation and proceedings that has been or may be filed by or against us or against affiliated independent sales agents or franchisees or our joint ventures and adverse developments and outcomes may materially harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to:
•antitrust and anti-competition claims;
•TCPA claims;
•claims alleging violations of RESPA, state consumer fraud statutes, federal consumer protection statutes or other state real estate law violations;
•employment law claims, including claims challenging the classification of independent sales agents as independent contractors as well as joint employer, wage and hour and retaliation claims;
•information security claims, including claims under new and emerging data privacy laws related to the protection of customer, employee or third-party information;
•cyber-crime claims, including claims related to the diversion of homesale transaction closing funds;
•vicarious or joint liability claims based upon the conduct of individuals or entities traditionally outside of our control, including franchisees and independent sales agents, under joint employer claims or other theories of actual or apparent agency
•claims by current or former franchisees that franchise agreements were breached, including improper terminations;
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
•claims against the title agent contending that the agent knew or should have known that a transaction was fraudulent or that the agent was negligent in addressing title defects or conducting settlement;
•claims related to disclosure or securities law violations as well as derivative suits; and
•fraud, defalcation or misconduct claims.

Industry structure changes that disrupt the functioning of the residential real estate market could materially adversely affect our operations and financial results.
All of our businesses and the businesses of our joint ventures and our franchisees are highly regulated and subject to shifts in public policy, statutory interpretation and enforcement priorities of regulators and other government authorities as well as amendments to existing regulations and regulatory guidance. In addition, through our subsidiaries, employees and/or affiliated agents, we are a participant in many MLSs and a member-owner of certain non-NAR controlled MLSs. Our affiliated agents may be members of NAR and respective state realtor associations. The rules and policies for these organizations are also subject to change due to shifts in internal policy, regulatory developments, or litigation or other legal action. Changes in the rules and policies of NAR and/or any MLSs can also be driven by changes in membership, including the entry of new industry participants, and other industry forces. We cannot assure you that changes in legislation, regulations, interpretations or regulatory guidance, enforcement priorities, litigation or the rules and policies of NAR and/or any MLSs will not result in additional limitations or restrictions on our business or otherwise adversely affect us.
From time to time, certain industry practices have come under federal or state scrutiny or have been the subject of litigation. The industry is currently experiencing increased scrutiny by regulators and other government offices, both on a federal and state level. Four of the more active areas in our industry have been antitrust and competition, compliance with RESPA (and similar state statutes), TCPA (and similar state statutes) and worker classification. Other examples include, but are not limited to, consumer protection, mortgage lending and debt collection laws, federal and state fair housing laws, various broker fiduciary duties, false or fraudulent claims laws, and state laws limiting or prohibiting inducements, cash rebates and gifts to consumers. See "Item 1.—Business—Government and Other Regulations" for additional information.
As noted in the prior risk factor and described in Note 15, Anywhere and other industry participants are also currently named in class actions that challenge residential real estate industry rules and practices for seller payment of buyer broker commissions. Developments or outcomes in such litigation or other legal proceedings involving the Company or industry participants could result in a change to the broker commission structure, the effect of which could result in reductions to the share of commission income received by us and our franchisees.
There can be no assurances as to whether the DOJ or FTC, their state counterparts, state or federal courts, or other governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry or are otherwise proscribed. Any such determination could result in industry investigations, enforcement actions, changes in legislation, regulations, interpretations or regulatory guidance or other legislative or regulatory action or other actions, any of which could have the potential to result in additional limitations or restrictions on our business, cause material disruption to our business, result in judgments, settlements, penalties or fines (which may be material), or otherwise adversely affect us.
Moreover, we believe certain industry participants, including listing aggregators and participants pursuing non-traditional methods of marketing real estate, are pursuing changes to MLS and NAR rules and legal regulations that are intended to benefit their competitive position to the disadvantage of historical real estate brokerage models.
Meaningful changes in industry operations or structure, as a result of any of the foregoing or as the result of other governmental pressures, the introduction or growth of certain competitive models, or otherwise could have a material adverse effect on our operations, revenues, earnings and financial results.
Our businesses and the businesses of our joint ventures and affiliated franchisees are highly regulated and any failure to comply with such regulations or any changes in such regulations could adversely affect our business.
As noted in the prior risk factor, all of our businesses and the businesses of our joint ventures as well as the businesses of our franchisees are highly regulated and subject to changing economic and political influences. We must comply with numerous laws and regulations both domestically and abroad. See "Item 1.—Business—Government and Other Regulations" in this Annual Report for additional information concerning laws and regulations impacting our business, including antitrust, competition and bribery laws, RESPA, worker classification and the TCPA, among others.
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
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate or relocation industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation for the Company. Examples may include RESPA, worker classification, or antitrust and anti-competition claims, among others. Similarly, the Company may be impacted by litigation and other claims against companies in other industries. To the extent plaintiffs are successful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships and/or practices, either of which could materially and adversely impact our financial condition and results of operations.
There may be adverse financial and operational consequences to us and our franchisees if independent sales agents are reclassified as employees.
Although the legal relationship between residential real estate brokers and licensed sales agents throughout most of the real estate industry historically has been that of independent contractor, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices, our company owned brokerage operations, and our affiliated franchisees by seeking to reclassify licensed sales agents as employees. Certain jurisdictions have adopted or are considering adopting standards that are significantly more restrictive than those historically used in wage and hour cases, which could have a material adverse effect on our business and results of operations. See "Item 1.—Business—Government and Other Regulations" in this Annual Report for additional information.
Significant determinations to reclassify sales agents as employees in the absence of available exemptions from minimum wage or overtime laws, including damages and penalties for prior periods (if assessed), could be disruptive to our business, constrain our operations in certain jurisdictions and could have a material adverse effect on the operational and financial performance of the Company.
If we fail to protect the privacy and personal information of our customers or employees, we may be subject to legal claims, government action and damage to our reputation.
Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs as a result of numerous laws, regulations, and other requirements, domestically and globally, that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, sale, or transfer of personal data. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, we are required to comply with the European Union's GDPR and in the U.S. we are required to comply with numerous federal and state statutes governing privacy and cybersecurity matters such as the CCPA, CPRA and the NYDFS Cybersecurity Regulation. Additional states have enacted their own privacy laws and many other states are likely to implement their own privacy statutes in the near term. See "Item 1.—Business—Government and Other Regulations—Cybersecurity and Data Privacy Regulations" in this Annual Report for additional information.
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
Any significant violations of privacy and cybersecurity laws and regulations (including those involving joint ventures or our third-party vendors or partners) could result in the loss of new or existing business (including potential home buyers or sellers, our corporate relocation or real estate benefit program clients, their employees or members, franchisees, independent sales agents and lender channel clients), litigation, regulatory investigations, the payment of fines, damages, and penalties and damage to our reputation, any of which could have a material adverse effect on our business, financial condition, and results of operations. With an increased percentage of our business occurring virtually, there is an enhanced risk of a potential violation of the expanding privacy and cybersecurity laws and regulations.
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
Our trademarks, trade names, domain names and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Also, third parties may own rights in similar trademarks. Any unauthorized or improper use of our intellectual property by third parties, including current or formerly affiliated franchisees or independent sales agents, could reduce our competitive advantages or otherwise harm our business and brands. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations (due to the risks reflected in this Annual Report or otherwise), we could incur impairment charges, which would negatively impact our earnings. We have recognized significant non-cash impairment charges and we may be required to take additional such charges in the future, which may be material.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title, escrow and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $794 million at December 31, 2022. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.
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
Our relocation services business operates worldwide and we have other international operations and relationships, including but not limited to international franchisees and master franchisees. Such operations and relationships are subject to risks that are not generally experienced by our U.S. operations and could result in losses against which we are not insured and have a negative impact on our profitability. Such risks include, but are not limited to, heightened exposure to local economic conditions and local laws and regulations (including those related to employees, privacy and data storage, and other compliance issues, including sanction programs), fluctuations in foreign currency exchange rates, and potential adverse changes in the political stability of foreign countries or in their diplomatic relations with the U.S. In addition, the activities of franchisees and master franchisees outside of the U.S. are more difficult and more expensive to monitor and improper activities or mismanagement may be more difficult to detect.
Loss or attrition among our senior executives or other key employees and our inability to develop our existing workforce and to recruit top talent could adversely affect our financial performance.
Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, our ability to develop the skills and talent of our workforce and our ability to recruit, retain and motivate top talent. Talent management has been and continues to be a strategic priority and our ability to recruit and retain our executive officers and key employees, including those with significant experience in the residential real estate market, is subject to numerous factors, including the compensation and benefits we pay. Our recruitment and retention efforts may be hindered by present or future restructurings or cost savings initiatives. The increasing prevalence of virtual and remote-work arrangements adds additional competition for critical talent. Additionally, recent actions by the FTC that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-compete clauses, could have an adverse impact on our business. If we are unable to internally develop or hire skilled executives and other critical positions, successfully plan for succession of employees holding key management positions, or if we encounter challenges associated with change management or the competitiveness of compensation actually realized by our executive officers and other key employees, our ability to continue to execute or evolve our strategy may be impaired and our business may be adversely affected.
Severe weather events or natural or man-made disasters, including increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events (including public health crises) may disrupt our business and have an unfavorable impact on homesale activity.
Owned Brokerage Group has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. Coastal areas, including California and Florida, are particularly subject to severe weather events (including hurricanes and flooding) and natural disasters. Increasingly, wildfires in the west have been difficult to contain and cover large areas.
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
In addition, we could incur damage, which may be significant, to our office locations as a result of severe weather events or natural disasters and our insurance may not be adequate to cover such losses. The impact of climate change, such as more frequent and severe weather events and/or long-term shifts in climate patterns, exacerbates these risks. Likewise, our business and operating results could suffer as the result of other catastrophic events, including public health crises, such as pandemics and epidemics. For example, the COVID-19 crisis contributed to material reductions in relocation volume and significant homesale transaction volume volatility in 2021 and our business could again be negatively impacted by the COVID-19 crisis.
Increasing scrutiny and changing expectations from investors, customers and regulators with respect to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks.
There is an increasing focus from certain investors, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (ESG) factors. We publicly share certain information about our ESG initiatives and we may face increased scrutiny related to these activities, including if we fail to achieve progress in these areas on a timely basis, if at all. We could also be criticized for the scope of such initiatives or goals.
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
Market forecasts and estimates, including our internal estimates, may prove to be inaccurate and, even if achieved, our business could fail to grow at similar rates.
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
Although we have resolved various Cendant contingent and other corporate liabilities and have established reserves for most of the remaining unresolved claims of which we have knowledge, adverse outcomes from the unresolved Cendant liabilities for which Anywhere Group has assumed partial liability under the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport could be material with respect to our earnings or cash flows in any given reporting period.
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
•commencement of new, or adverse resolution of or developments in, legal or regulatory proceedings against the Company or the industry;
•the public's reaction to announcements concerning our business or our competitors' businesses;
•changes in earnings estimates by securities analysts covering our stock;
•ratings changes or commentary by rating agencies on our debt;
•press releases or other commentary by industry forecasters or other housing market participants;
•market and industry perception of our success, or lack thereof, in pursuing our business strategy;
•actual or potential changes in laws, regulations and legal and regulatory interpretations;
•changes in housing or mortgage finance markets or other housing fundamentals, including changes in interest and mortgage rates;
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
Under the share repurchase program authorized by our Board of Directors in the first quarter of 2022, we are authorized to repurchase our common stock. Such program does not have an expiration date and we are not obligated to repurchase a specified number or dollar value of shares. The actual timing, number and value of shares repurchased will be determined by us and may fluctuate based on a number of factors, including, but not limited to, our priorities for the use of cash, price, market and economic conditions, and legal requirements and contractual requirements (including compliance with the terms of our debt agreements). The share repurchase program may be suspended or terminated at any time.

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

Item 2.    Properties.
Substantially all of our properties are leased commercial space; we do not own any real property of significance. From December 31, 2021 to December 31, 2022, we decreased our leased-office footprint from approximately 5.2 million square feet to approximately 5 million square feet, of which as of December 31, 2022, approximately 0.6 million square feet are impaired or restructured.
Corporate headquarters; Franchise and Owned Brokerage Groups. Our corporate headquarters is located in Madison, New Jersey with a lease term expiring in December 2029. This office also serves as the main operating space for Franchise Group and as corporate headquarters (and one regional headquarters) for Owned Brokerage Group. The space consists of approximately 270,000 square feet, of which our businesses currently utilize approximately 30%.
Other Owned Brokerage Group. As of December 31, 2022, Owned Brokerage Group leased approximately 3.9 million square feet of domestic office space under approximately 911 leases. As of December 31, 2022, Owned Brokerage Group leased 46 facilities serving as local administration, training facilities or storage, and approximately 680 brokerage sales offices under 865 leases. These sales offices are generally located in shopping centers and small office parks, typically with lease terms of one to five years. Included in the 3.9 million square feet is approximately 0.3 million square feet of vacant and/or subleased space, principally relating to brokerage sales office consolidations.
Title Group. Our title agency business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in December 2026. As of December 31, 2022, this business also had leased regional and branch offices in 25 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3.    Legal Proceedings.
See Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in this Annual Report for additional information on the Company's legal proceedings.
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
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Insurance coverage may be unavailable for certain types of claims (including antitrust and TCPA litigation) and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses we incur. From time to time, even if we believe we have substantial defenses, we may consider litigation settlements based on a variety of circumstances.
Due to the foregoing factors as well as the additional factors set forth in Note 15, we could incur charges or judgments or enter into settlements of claims, based upon future events or developments, with liabilities that are materially in excess of amounts accrued and these judgments or settlements could have a material adverse effect on our financial condition, results of operations or cash flows in any particular period. As such, an increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. We cannot provide any assurances that results in such litigation, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.
The captioned matters described in Note 15 involve evolving, complex litigation and we assess our accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust matters (the Burnett litigation) is scheduled to go to trial in October 2023 and the TCPA case is scheduled to go to trial in May 2023.

The Company disputes the allegations against it in each of the captioned matters set forth in Note 15, believes it has substantial defenses against plaintiffs’ claims and is vigorously defending these actions.
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
Item 4.    Mine Safety Disclosures.
None.
Information about our Executive Officers
The following provides information regarding individuals who served as executive officers of Anywhere Group and Anywhere at February 21, 2023. Our executive officers also serve as officers or directors of certain of our other subsidiaries or minority-owned joint ventures. The age of each individual indicated below is as of February 21, 2023.
Ryan M. Schneider, 53, has served as our Chief Executive Officer and President since December 31, 2017 and as a director since October 20, 2017. From October 23, 2017 until his appointment as our CEO and President, Mr. Schneider served as the Company’s President and Chief Operating Officer. Prior to joining the Company, Mr. Schneider served as President, Card of Capital One Financial Corporation (“Capital One”), a financial holding company, from December 2007 to November 2016 where he was responsible for all of Capital One’s consumer and small business credit card lines of business in the United States, the United Kingdom and Canada. Mr. Schneider held a variety of other positions within Capital One from December 2001 to December 2007, including Executive Vice President and President, Auto Finance and Executive Vice President, U.S. Card. From November 2016 until April 2017, he served as Senior Advisor to Capital One. Under the terms of his employment agreement, Mr. Schneider serves as a member of the Board of Anywhere. He is also a member of the Board of Directors of Elevance Health, Inc.
Donald J. Casey, 61, has served as President and Chief Executive Officer of Anywhere Integrated Services LLC since April 2002. In December 2022, he assumed responsibility for certain operational, agent service delivery and consumer experience aspects of the Company’s owned brokerage and title operations to the extent related to Coldwell Banker company owned brokerages and, in January 2023, he assumed leadership of Cartus. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
Timothy B. Gustavson, 55, has served as our Chief Accounting Officer, Controller and Senior Vice President since March 2015. In addition to this role, from November 2018 to March 2019, Mr. Gustavson served as our as Interim Chief Financial Officer and Treasurer. From 2008 until March 2015, he served as our Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined the Company in 2006 as Vice President of External Reporting and prior to joining the Company, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
Melissa K. McSherry, 50, has served as our Executive Vice President, Chief Operating Officer since February 2022. Prior to joining the Company, Ms. McSherry served as Senior Vice President, Global Head of Risk and Identity Solutions at Visa, Inc., a multinational financial services corporation, from 2016 to February 2022. While at Visa, Ms. McSherry led a cross functional team of approximately 500 persons that spanned product, engineering, sales, data science, client success, operations, and product marketing, among others. From 2014 to 2016, Ms. McSherry founded and served as the Chief Executive Officer of Firinne, advising CEOs, owners, and boards on strategy and execution. Ms. McSherry also served at Capital One Financial Corporation from 2002 until 2014, most recently in the role of Senior Vice President, Card Partnerships from 2010 until 2014.
Tanya Reu-Narvaez, 46, has served as our Executive Vice President, Chief People Officer since January 2021, having previously served as our Senior Vice President, Human Resources since 2018, where she oversaw the team responsible for supporting Owned Brokerage Group and Franchise Group. From 2009 to 2018, she served as Senior Vice President of Human Resources for the Company’s corporate and franchise group divisions. Ms. Reu-Narvaez joined Cendant Corporation in 2002, where she last held the role of Vice President of Human Resources before joining the Company in

2006 at the time of its spin-off from Cendant in the same role. She is a member and former Chair of the Corporate Board of Governors of the National Association of Hispanic Real Estate Professionals (NAHREP).
Charlotte Simonelli, 51, has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2019. Immediately prior to joining the Company, Ms. Simonelli was employed by Johnson & Johnson as Vice President and Chief Financial Officer, Medical Devices from September 2017 and, prior thereto, as Vice President and Chief Financial Officer, Enterprise Supply Chain from January 2016. Previously, she held various finance roles in large multi-brand global organizations, including Reckitt Benckiser Inc. (a multinational consumer goods company), Kraft Foods Inc. (now Mondelez International Inc.), and PepsiCo, Inc. Ms. Simonelli served at Reckitt Benckiser from 2011 to 2015, including in the roles of Vice President, Finance, North America (from July 2014 to September 2015), Senior Vice President, Finance, ENA (a territory that included Europe and North America) from January 2012 to July 2014 and Senior Vice President, Finance, NAA (a territory that included North America, Australia and New Zealand) from April 2011 to December 2011. Ms. Simonelli began her career at Unilever US, Inc., focused on financial planning and analysis. She is also a member of the board of directors of NielsenIQ and serves as their Audit Committee Chair.
Marilyn J. Wasser, 67, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services, ultimately serving as Executive Vice President, Associate General Counsel and Corporate Secretary of AT&T Wireless Services from September 2002 to February 2005 and immediately prior thereto, from 1995 until 2002, as Executive Vice President, Law, Corporate Secretary and Chief Compliance Officer of AT&T.
Susan Yannaccone, 47, has served as Executive Vice President, President and Chief Executive Officer of Anywhere Brands LLC since November 2020 and as President and Chief Executive Officer of Anywhere Advisors LLC since December 2022. She previously served as Regional Executive Vice President of Anywhere Advisors LLC, heading the Eastern Seaboard and Midwest regions for Coldwell Banker Realty, the brand’s owned brokerage operations from March 2018 to November 2020. Ms. Yannaccone joined the Company in 2015, serving as Chief Operating Officer of ERA from July 2015 to September 2016 and as President and Chief Executive Officer of ERA from September 2016 to March 2018. Prior to that time, she served as Senior Vice President, Network Services for HSF Affiliates from 2013 to July 2015 and Vice President of Operations for Real Living from 2010 to 2012.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "HOUS". As of February 21, 2023, the number of stockholders of record was 50.
Share Repurchase Program
The Company did not repurchase common stock during the quarter ended December 31, 2022.
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. Although, as of December 31, 2022, $203 million remained available for repurchase under the share repurchase program, the Company is prohibited from repurchasing shares under such programs under the indentures governing its Unsecured Notes until the Company's consolidated leverage ratio falls below 4.00 to 1.00 and then only to the extent of available cumulative credit, as defined under the applicable indentures.
The share repurchase program has no time limit and may be suspended or discontinued at any time. Repurchases may be made at management's discretion from time to time on the open market, pursuant to Rule 10b5-1 trading plans or through privately negotiated transactions. The size and timing of any repurchases will depend on price, market and economic conditions, legal and contractual requirements (including compliance with the terms of our debt agreements) and other factors.
Stock Performance Graph
The stock performance graph set forth below is not deemed filed with the Securities and Exchange Commission and shall not be deemed incorporated by reference into any of our prior or future filings made with the Securities and Exchange Commission.
The following graph assumes a $100 investment on December 31, 2017, and reinvestment of all dividends, in the S&P MidCap 400 index and the S&P Home Builders Select Industry index, or XHB Index (which includes a diversified group of holdings representing home building, building products, home furnishings and home appliances). A portion of our 2020, 2021 and 2022 long-term incentive compensation awards are tied to the relative performance of our total stockholder return as compared to the S&P MidCap 400 over the three-year periods ending December 31, 2022, 2023 and 2024.

Cumulative Total Return
	December 31,
	2017	2018	2019	2020	2021	2022
Anywhere Real Estate Inc.	$100.00	$56.32	$38.38	$52.02	$66.65	$25.33
SPDR S&P Homebuilders ETF (XHB) index	$100.00	$67.75	$102.16	$127.18	$191.22	$154.40
S&P MidCap 400 index	$100.00	$88.92	$112.21	$127.54	$159.12	$138.34

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
The following section generally discusses our financial condition and results of operations for the year ended December 31, 2022 compared to the year ended December 31, 2021. Discussion regarding our financial condition and results of operations for the year ended December 31, 2021 compared December 31, 2020 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on February 25, 2022.
RECENT DEVELOPMENTS
Cost Savings and Operational Efficiencies
Beginning in the third quarter and continuing in the fourth quarter of 2022, we took additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. Cost savings related to these restructuring activities was approximately $30 million. In addition to the cost savings related to restructuring activities, there was an additional $120 million of cost savings realized in 2022. Due the timing of when some of the cost savings actions were initiated in 2022, approximately $50 million of additional savings from these actions will be realized in 2023.

As discussed at the Company’s Investor Day in May 2022, we believe that industry dynamics and customer demands will require simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of our improving the consumer experience and our ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support our independent sales agents, franchisees and consumers. This includes investments in technology and innovative products, lead generation and franchisee support.
Impairment of Goodwill and Other Indefinite-lived Intangibles
During the fourth quarter of 2022, the Company performed its annual impairment assessment of goodwill and other indefinite-lived intangible assets. As previously discussed, the Company experienced a decline in transaction volume during the third quarter largely due to rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns. These challenges within the residential real estate industry continued during the fourth quarter and resulted in lower homesale transaction volume for the brokerage and franchise business and lower referral volume for the leads business. Additionally, industry forecasts now anticipate continued homesale transaction volume declines in 2023. These market conditions as well as an increase in the weighted average cost of capital resulted in the recognition of an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit and an impairment of franchise trademarks of $76 million. The impairment charges are recorded on a separate line in the accompanying Consolidated Statements of Operations and are non-cash in nature.
See Note 2, "Summary of Significant Accounting Policies—Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets", and Note 7, "Goodwill and Intangible Assets", to the Consolidated Financial Statements for additional information.
CURRENT BUSINESS AND INDUSTRY TRENDS
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the year ended December 31, 2022 as compared to 2021:

Year Ended December 31, 2022
Anywhere Combined
Homesale transaction volume*	(14)%
Closed homesale sides	(20)%
Average homesale price	8%
Anywhere Brands - Franchise Group
Homesale transaction volume*	(16)%
Closed homesale sides	(22)%
Average homesale price	7%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	(9)%
Closed homesale sides	(14)%
Average homesale price	6%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
Weakening market conditions in the residential real estate industry accelerated during the second half of 2022, with rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns driving significant declines in homesale transaction volume, as well as purchase and refinancing unit and mortgage origination volume. While the low inventory environment further contributed to declines in closed homesale sides, insufficient inventory levels also strongly contributed to higher average homesale price in the first three quarters of 2022.

The graphic below shows the trend of homesale transaction volume by quarter in 2022 as compared to the prior year period.
Recent industry forecasts predict significant declines in existing homesales in 2023, including Fannie Mae forecasting existing homesale transactions to decrease 19% for full year 2023, as of their most recently released forecast which reflects an expectation that declines in existing homesales will be most significant in the first half of 2023 and may gradually moderate throughout the year.
Title Group's 2022 results were also adversely impacted by the high interest rate environment, with refinancing title and closing units declining 67%, purchase title and closing units declining 18%, and equity in earnings from Guaranteed Rate Affinity declining $71 million, during the year ended December 31, 2022 as compared to the prior year. In addition, as a result of the sale of our former title underwriter late in the first quarter of 2022, underwriter revenue declined $312 million and Operating EBITDA declined $62 million during 2022 as compared to 2021, partially offset by $6 million of equity in earnings attributable to our minority equity interest in our Title Insurance Underwriter Joint Venture. The sale of our former title underwriter will continue to have a negative impact on period-over-period comparisons in the first quarter of 2023.
Mortgage Rates. According to Freddie Mac, average mortgage rates on commitments for a 30-year, conventional, fixed-rate mortgage more than doubled in 2022, reaching as high as 7.08% at times in the fourth quarter of 2022 and increasing from an average of 3.10% in December 2021 to 6.36% in December 2022, which is approximately 240 basis points higher than the 10-year average of 3.95%. For the week ending February 23, 2023, mortgage rates on a 30-year fixed-rate mortgage averaged 6.50%, according to Freddie Mac.
A wide variety of factors can contribute to mortgage rates, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels and foreclosure rates, to name a few. The U.S. Federal Reserve Board took aggressive action in 2022 intended to try to control inflation, including raising the target federal funds rate by over 400 basis points during 2022. In February 2023, the Federal Reserve raised the rate by an additional 25 basis points and noted that it anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time. Yields on the 10-year Treasury note were 3.88% as of December 31, 2022 compared to 1.52% as of December 31, 2021. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates. In February 2023, the Federal Reserve confirmed that it will continue reducing its holdings of agency mortgage-backed securities and debt as well as Treasury securities. Additionally, banks may tighten mortgage standards, which could limit the availability of mortgage financing.
The rising interest rate environment has negatively impacted multiple aspects of our business, as increases in mortgage rates generally have an adverse impact on homesale transaction volume, housing affordability and purchase and refinancing unit and mortgage origination volume. We expect that our business will continue to be adversely impacted by the current high mortgage rate environment. For example, we believe the high mortgage rate environment is contributing to decreased homesale transaction volume, as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home and potential home buyers choose to rent rather than pay higher mortgage rates.
Inflation. U.S. consumers have been and may continue to be impacted by the current inflationary environment. The Consumer Price Index for All Urban Consumers, or CPI, rose 6.5% (not seasonally adjusted) for the 12-months ending December 31, 2022, according to the U.S. Bureau of Labor Statistics. The CPI measures the average change in prices paid by urban consumers for a market basket of consumer goods and services. Volatility in the macroeconomic environment, including disruptions related to Russia's invasion of Ukraine, may further exacerbate inflationary pressures.
Affordability. The rapid increase in mortgage rates and inflation discussed above has had a corresponding negative impact on affordability, which has also been meaningfully impacted by rising home prices that are related, in part, to prolonged inventory constraints. Housing affordability has declined significantly year-over-year, as well as since the first quarter of 2022, according to the Home Ownership Affordability Monitor (HOAM) Index issued by the Federal Reserve Bank of Atlanta, which reports that in November 2022, the HOAM index value was 68.1 as compared to 88.5 in January 2022 and 91.8 in November 2021. The HOAM index measures the ability of a median-income household to absorb the estimated annual costs associated with owning a median-priced home, with affordability considered a HOAM index value of greater than 100. Housing affordability may be further impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, declining or stagnant wages, or other economic challenges.
Inventory & Turnover. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet demand. Overall housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. Average sales price has increased significantly over the past two years, which we believe has contributed to further deterioration of inventory at lower price points. Additional inventory pressure arises from periods of slow or decelerated new housing construction, real estate models that purchase homes for rental use (rather than resale), and alternative competitors, such as iBuying models.
We believe speed of inventory supply turnover, which had increased significantly over the past two years, slowed in the second half of 2022. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract was a median of 29 days in the fourth quarter of 2022 compared to a median of 19 days on the market in the fourth quarter of 2021, a median of 21 days on the market in the fourth quarter of 2020 and a median of 37 days on the market in the fourth quarter of 2019.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. In the fourth quarter of 2022, independent sales agents affiliated with our company owned brokerages grew 6% and, based on information from such franchisees, independent sales agents affiliated with our U.S. franchisees declined 4%, in each case as compared to December 31, 2021.
Aggressive competition for the affiliation of independent sales agents in this industry continues to make recruitment and retention efforts at both Franchise Group and Owned Brokerage Group challenging, in particular with respect to more productive sales agents, and has had and may continue to have a negative impact on our market share. These competitive market factors along with other trends (such as changes in the spending patterns of independent sales agents, as more agents purchase services from third parties outside of their affiliated broker) are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents. If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned brokerages could continue to be adversely affected. Similarly, franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
Competition and Industry Disruption. See Part I., "Item 1.—Business—Competition" of this Annual Report for a discussion of the current competitive environment, including with respect to competition for independent sales agents and franchisees as well as non-traditional competition and industry disruption.
Legal & Regulatory Environment. For a discussion of material litigation involving the Company see "Part I., Item 3.—Legal Proceedings" and Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in this Annual Report.

For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see "Part I., Item 1.—Business—Government and Other Regulations" in this Annual Report.
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
The following table presents our drivers for the years ended December 31, 2022, 2021 and 2020. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,		% Change	Year Ended December 31,		% Change
	2022	2021		2021	2020
Anywhere Brands - Franchise Group (a)
Closed homesale sides	911,077	1,163,036	(22)%	1,163,036	1,090,345	7%
Average homesale price	$454,864	$424,436	7%	$424,436	$355,214	19%
Average homesale broker commission rate	2.43%	2.45%	(2) bps	2.45%	2.48%	(3) bps
Net royalty per side	$425	$406	5%	$406	$353	15%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	317,600	371,135	(14)%	371,135	333,736	11%
Average homesale price	$699,016	$657,307	6%	$657,307	$553,081	19%
Average homesale broker commission rate	2.40%	2.42%	(2) bps	2.42%	2.43%	(1) bps
Gross commission income per side	$17,435	$16,486	6%	$16,486	$13,990	18%
Anywhere Integrated Services - Title Group
Purchase title and closing units	133,055	163,187	(18)%	163,187	144,271	13%
Refinance title and closing units	18,470	56,675	(67)%	56,675	62,887	(10)%
Average fee per closing unit	$3,146	$2,709	16%	$2,709	$2,291	18%
_______________
(a)Includes all franchisees except for Owned Brokerage Group.

Declines in the number of closed homesale sides and/or declines in average homesale price adversely affect our results of operations by: (i) reducing the royalties we receive from our franchisees, (ii) reducing the commissions our company owned brokerage operations earn, and (iii) reducing the demand for services offered through Title Group, including title, escrow and settlement services or the services of our mortgage origination, title underwriter insurance, or other joint ventures. Additionally, declining closed homesale sides and/or declines in average homesale price increase the risk of franchisee default due to lower homesale volume. Further, our results have been and may continue to be negatively affected by a decline in commission rates charged by brokers, greater commission payments to independent sales agents, lower royalty rates from franchisees or an increase in other incentives paid to franchisees, among other factors.
We attribute the 2 basis point decline in average homesale broker commission rate in 2022 at Owned Brokerage Group and Franchise Group over the prior period to price and geographic mix. Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and are included in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See "Item 1.—Business—Franchise Group—Operations—Franchising" for additional information.
Transaction volume growth has generally exceeded royalty revenue growth due primarily to the growth in gross commission income generated by our top 250 franchisees and our increased use of other sales incentives, both of which directly impact royalty revenue. Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation, which puts pressure on our ability to renew or negotiate franchise agreements with favorable terms due to their ability to generate gross commission income.
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, from time to time, we have and may continue to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above and continued concentration among our top 250 franchisees; however, these pressures were more than offset by increases in homesale prices during 2020 to 2022.
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
RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented below represent our segments for which separate financial information is available and which is utilized on a regular basis by our chief operating decision maker to assess performance and to allocate resources. In identifying our reportable segments, we also consider the nature of services provided by our segments. Management evaluates the operating results of each of our reportable segments based upon revenue and Operating EBITDA. Operating EBITDA is a non-GAAP financial measure and is defined by us as net income (loss) before depreciation and amortization, interest expense, net (other than relocation services interest for securitization assets and securitization obligations), income taxes, and other items that are not core to the operating activities of the Company such as restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, gains or losses on discontinued operations and gains or losses on the sale of businesses, investments or other assets. Our presentation of Operating EBITDA may not be comparable to similarly titled measures used by other companies. See below under the header "Financial Condition, Liquidity and Capital Resources—Non-GAAP Financial Measures" for additional information.

Year Ended December 31, 2022 vs. Year Ended December 31, 2021
Our consolidated results comprised the following:

	Year Ended December 31,
	2022	2021	Change
Net revenues	$6,908	$7,983	$(1,075)
Total expenses	7,231	7,548	(317)
(Loss) income before income taxes, equity in losses (earnings) and noncontrolling interests	(323)	435	(758)
Income tax (benefit) expense	(68)	133	(201)
Equity in losses (earnings) of unconsolidated entities	28	(48)	76
Net (loss) income	(283)	350	(633)
Less: Net income attributable to noncontrolling interests	(4)	(7)	3
Net (loss) income attributable to Anywhere and Anywhere Group	$(287)	$343	$(630)
Net revenues decreased $1,075 million or 13% for the year ended December 31, 2022 compared with the year ended December 31, 2021 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group as the decline in homesale transactions more than offset homesale price appreciation. In addition, net revenues decreased $312 million due to the absence of revenue as a result of the sale of the Title Underwriter during the first quarter of 2022.
Total expenses decreased $317 million or 4% for the year ended December 31, 2022 compared to 2021 primarily due to:
•a $345 million decrease in operating and general and administrative expenses primarily due to a decrease in underwriter costs as a result of the sale of the Title Underwriter in the first quarter of 2022 and lower employee-related and other operating costs due to cost savings initiatives and lower employee incentive accruals, partially offset by higher costs in the first half of the year and an increase in accruals for several legal matters;
•a $338 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume, partially offset by an approximately $110 million increase in the portion of sales commissions received by independent sales agents which was primarily driven by agent mix with more productive, higher compensated agents closing more volume as a percent of the total and the impact of recruitment and retention efforts;
•$140 million in other income primarily due to the gain recorded at Title Group for the sale of the Title Underwriter during the first quarter of 2022 and the disposition during the second quarter of 2022 of a portion of our minority interest in the Title Insurance Underwriter Joint Venture compared to $15 million of other income primarily due to the gain recorded at Owned Brokerage Group related to the sale of a business during 2021; and
•a $77 million net decrease in interest expense primarily due to a reduction in total outstanding indebtedness and lower interest rates as a result of refinancing activities during 2022 compared to 2021 and a $26 million fair value adjustment related to mark-to-market adjustments for interest rate swaps that resulted in $40 million of gains during the year ended December 31, 2022 compared to $14 million of gains during 2021, partially offset by:
•$483 million of impairment expense during 2022 which includes an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit, an impairment of franchise trademarks of $76 million and $13 million of other impairment charges related to lease asset, investment and software impairments compared to $4 million of impairment expense during 2021 primarily related to software and lease asset impairments;
•a $96 million loss on the early extinguishment of debt as a result of the refinancing transactions during the year ended December 31, 2022 which includes approximately $80 million related to make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes during the first quarter, compared to a $21 million loss on the early extinguishment of debt as a result of the refinancing transactions during 2021; and

•a $15 million increase in restructuring costs primarily related to the Company's restructuring program related to operational efficiencies which began during the third quarter of 2022.
Equity in losses were $28 million for the year ended December 31, 2022 compared to earnings of $48 million during the same period of 2021. Equity in losses for the year ended December 31, 2022 consisted of $22 million of losses from Guaranteed Rate Affinity and $17 million of losses from the RealSure joint venture, partially offset by $6 million of earnings from the Title Insurance Underwriter Joint Venture and $5 million of earnings from the operations of our other title related equity method investments. Equity in earnings for the year ended December 31, 2021 consisted of $49 million of earnings from Guaranteed Rate Affinity and $6 million of earnings from the operations of our other title related equity method investments, partially offset by $7 million of losses from the RealSure joint venture. The decrease from Guaranteed Rate Affinity was primarily driven by significantly higher mortgage rates and margin compression.
Beginning in the third and continuing in the fourth quarter of 2022, we took additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. As a result, we implemented a restructure plan ("Operational Efficiencies Plan") under which we incurred $20 million of costs including $14 million of personnel related costs and $6 million of facility related costs during the year ended December 31, 2022. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $35 million. Cost savings related to these restructuring activities was approximately $30 million. In addition to the cost savings related to restructuring activities, there was an additional $120 million of cost savings realized in 2022. Of the cost savings initiated during 2022, approximately $50 million of additional savings will be realized in 2023.
Furthermore, in connection with prior restructuring programs, we incurred $12 million of restructuring costs during the year ended December 31, 2022 compared to $17 million during 2021. These costs primarily related to operational and facility related efficiencies including the transformation of our corporate headquarters. See Note 14, "Restructuring Costs", in the Consolidated Financial Statements for additional information.
The provision for income taxes was a benefit of $68 million for the year ended December 31, 2022 compared to an expense of $133 million for the year ended December 31, 2021. Our effective tax rate was 19% and 28% for the years ended December 31, 2022 and 2021, respectively. See Note 12, "Income Taxes", to the Consolidated Financial Statements for additional information and a reconciliation of the Company’s effective income tax rate.
The following table reflects a reconciliation of Net (loss) income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Net (loss) income attributable to Anywhere and Anywhere Group	$(287)	$343
Income tax (benefit) expense	(68)	133
(Loss) income before income taxes	(355)	476
Add: Depreciation and amortization	214	204
Interest expense, net	113	190
Restructuring costs, net (a)	32	17
Impairments (b)	483	4
Former parent legacy cost, net (c)	1	1
Loss on the early extinguishment of debt (c)	96	21
Gain on the sale of businesses, investments or other assets, net (d)	(135)	(11)
Operating EBITDA	$449	$902

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2022	2021			2022	2021			2022	2021
Franchise Group	$1,145	$1,249	$(104)	(8)%	$670	$751	$(81)	(11)%	59%	60%	(1)
Owned Brokerage Group	5,606	6,189	(583)	(9)	(86)	109	(195)	(179)	(2)	2	(4)
Title Group	530	952	(422)	(44)	9	200	(191)	(96)	2	21	(19)
Corporate and Other	(373)	(407)	34	(e)	(144)	(158)	14	9
Total Company	$6,908	$7,983	$(1,075)	(13)%	$449	$902	$(453)	(50)%	6%	11%	(5)

_______________

(a)Restructuring charges incurred for the year ended December 31, 2022 include $1 million at Franchise Group, $19 million at Owned Brokerage Group and $12 million at Corporate and Other. Restructuring charges incurred for the year ended December 31, 2021 include $5 million at Franchise Group, $7 million at Owned Brokerage Group and $5 million at Corporate and Other.
(b)Non-cash impairments for the year ended December 31, 2022 include an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit, an impairment of franchise trademarks of $76 million and $13 million of other impairment charges related to lease asset, investment and software impairments. Non-cash impairments for the year ended December 31, 2021 primarily relate to software and lease asset impairments.
(c)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(d)Gain on the sale of businesses, investments or other assets, net for the year ended December 31, 2022 is recorded in Title Group and related to the sale of the Title Underwriter during the first quarter of 2022 and the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the second quarter of 2022. Gain on the sale of businesses, investments or other assets, net for the year ended December 31, 2021 is primarily recorded in Owned Brokerage Group.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $373 million and $407 million during the years ended December 31, 2022 and 2021, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 5 percentage points to 6% for the year ended December 31, 2022 compared to 11% in 2021. Franchise Group's margin decreased 1 percentage point to 59% from 60% primarily due to a decrease in royalty revenue, partially offset by an increase in revenue from our relocation business. Owned Brokerage Group's margin decreased 4 percentage points to negative 2% from 2% primarily due to increases in the portion of sales commissions received by independent sales agents which is primarily driven by agent mix with more productive, higher compensated agents closing more volume as a percent of the total and the impact of recruitment and retention efforts. Title Group's margin decreased 19 percentage points to 2% from 21% largely the result of a decrease in equity in earnings from Guaranteed Rate Affinity and a decline in purchase and refinance revenue. Title Group's margin, excluding equity in earnings and the impact of the sale of the Title Underwriter, decreased 11 percentage points to 3% from 14% largely the result of a decline in purchase and refinance revenue.
Corporate and Other Operating EBITDA for the year ended December 31, 2022 improved $14 million to negative $144 million primarily due to lower employee incentive accruals, partially offset by an increase in accruals for several legal matters.
Anywhere Brands—Franchise Group
Revenues decreased $104 million to $1,145 million and Operating EBITDA decreased $81 million to $670 million for the year ended December 31, 2022 compared with 2021.
Revenues decreased $104 million primarily as a result of a $96 million decrease in third-party domestic franchisee royalty revenue, primarily driven by a 16% decrease in homesale transaction volume at Franchise Group which consisted of a 22% decrease in existing homesale transactions, partially offset by a 7% increase in average homesale price, a $35 million decrease in intercompany royalties received from Owned Brokerage Group and a $6 million decrease in international and other franchise revenue. The revenue decreases were partially offset by a $36 million net increase in revenue from our relocation operations driven principally by higher volume.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $358 million and $393 million during the years ended December 31, 2022 and 2021, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
The $81 million decrease in Operating EBITDA was primarily due to the $104 million decrease in revenues discussed above, partially offset by a $23 million decrease in employee-related and other operating costs primarily due to lower employee incentive accruals, partially offset by higher costs in the first half of the year.

Anywhere Advisors—Owned Brokerage Group
Revenues decreased $583 million to $5,606 million and Operating EBITDA decreased $195 million to a loss of $86 million for the year ended December 31, 2022 compared with 2021.
The revenue decrease of $583 million was primarily driven by a 9% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 14% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by a 6% increase in average homesale price.
Operating EBITDA decreased $195 million primarily due to:
•the $583 million decrease in revenues discussed above; and
•a $10 million increase in equity in losses primarily related to our former investment in the RealSure joint venture, partially offset by:
•a $338 million decrease in commission expenses paid to independent sales agents from $4,753 million for the year ended December 31, 2021 to $4,415 million for the year ended December 31, 2022. Commission expense decreased as a result of the impact of lower homesale transaction volume as discussed above, partially offset by an approximately $110 million increase in the portion of sales commissions received by independent sales agents which is primarily driven by agent mix with more productive, higher compensated agents closing more volume as a percent of the total and the impact of recruitment and retention efforts;
•a $35 million decrease in royalties paid to Franchise Group from $393 million for the year ended December 31, 2021 to $358 million for the same period in 2022 associated with the homesale transaction volume declines described above; and
•a $25 million decrease in other operating costs primarily due to a net decrease in employee-related costs primarily a result of lower employee incentive accruals and cost savings initiatives, partially offset by an increase in legal accruals.
Anywhere Integrated Services—Title Group
Revenues decreased $422 million to $530 million and Operating EBITDA decreased $191 million to $9 million for the year ended December 31, 2022 compared with 2021.
Revenues decreased $422 million primarily due to a $312 million decrease in underwriter revenue during the year ended December 31, 2022 compared to the same period in 2021 as a result of the sale of the Title Underwriter during the first quarter of 2022. Furthermore, purchase revenue decreased $64 million due to a decrease in transactions, partially offset by an increase in the average fee per closing unit. In addition, refinance revenue decreased $46 million due to a decrease in activity as average mortgage rates increased approximately 240 basis points during the year ended December 31, 2022 over the prior year.
Operating EBITDA decreased $191 million primarily due to the $110 million decrease in purchase and refinance revenues discussed above, a $66 million decrease in equity in earnings discussed further below and a $62 million net decline as a result of the sale of the Title Underwriter, partially offset by a $47 million decrease in employee-related and other operating costs primarily as a result of declines in variable operating costs due to lower volume, lower employee incentive accruals and cost savings initiatives.
Equity in earnings decreased $66 million from earnings of $55 million during the year ended December 31, 2021 to losses of $11 million during the same period in 2022. The decrease primarily related to Guaranteed Rate Affinity which decreased $71 million from earnings of $49 million during the year ended December 31, 2021 to losses of $22 million during the same period in 2022. The decline in equity in earnings from Guaranteed Rate Affinity was mostly driven by significantly higher mortgage rates and margin compression. The decline in equity in earnings from Guaranteed Rate Affinity was partially offset by $6 million of earnings from our Title Insurance Underwriter Joint Venture during the year ended December 31, 2022.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2022	December 31, 2021	Change
Total assets	$6,383	$7,210	$(827)
Total liabilities	4,616	5,018	(402)
Total equity	1,767	2,192	(425)
For the year ended December 31, 2022, total assets decreased $827 million primarily due to:
•a $521 million decrease in cash and cash equivalents as discussed below under the header "Cash Flows";
•a $483 million decrease in total assets related to impairments during 2022 which include an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit, an impairment of franchise trademarks of $76 million and $13 million of other impairment charges related to lease asset, investment and software impairments;
•a $91 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization; and
•a $31 million net decrease in operating lease assets,
partially offset by:
•a $149 million increase in relocation and trade receivables primarily due to increases in volume at our relocation operations; and
•a $137 million increase in other current and non-current assets primarily due to our $75 million equity investment in the Title Insurance Underwriter Joint Venture and prepaid independent sales agent incentives.
Total liabilities decreased $402 million primarily due to:
•a $196 million decrease in accrued expenses and other current liabilities primarily due to lower employee-related accruals, partially offset by an increase in accruals for several legal matters;
•a $114 million decrease in deferred tax liabilities primarily due to the recognition of an income tax benefit related to impairment charges during the fourth quarter of 2022 and as a result of the adoption of ASU 2020-06 on January 1, 2022 which resulted in the reversal of the deferred tax liability related to the Exchangeable Senior Notes;
•a $101 million net decrease in corporate debt primarily related to:
◦a $100 million net decrease due to the issuance of $1,000 million aggregate principal amount of 5.25% Senior Notes and repayment of $550 million aggregate principal amount of 7.625% Senior Secured Second Lien Notes and $550 million aggregate principal amount of 9.375% Senior Notes during the first quarter of 2022;
◦the repurchase of $67 million in principal amount of our 4.875% Senior Notes through open market purchases during the second and third quarters of 2022; and
◦the redemption of all of our outstanding $340 million 4.875% Senior Notes utilizing borrowings under the Revolving Credit Facility together with cash on hand during the fourth quarter of 2022, partially offset by:
◦$350 million of additional borrowings under the Revolving Credit Facility; and
◦a $65 million increase to the 0.25% Exchangeable Senior Notes liability due to the adoption of ASU 2020-06 on January 1, 2022 which resulted in the reversal of the unamortized debt discount and related equity component;
•a $52 million decrease in operating lease liabilities; and
•a $38 million decrease in other non-current liabilities related to a favorable fair value adjustment related to mark-to-market adjustments on the Company's interest rate swaps which were terminated in September 2022, as well as a decrease in certain liabilities of the Title Underwriter due to the sale, partially offset by:
•a $54 million increase in accounts payable; and
•a $45 million increase in securitization obligations.

Total equity decreased $425 million for the year ended December 31, 2022 due to:
•a net loss of $287 million which was primarily driven by impairments of $483 million; and
•a $142 million decrease in additional paid-in capital primarily due to the repurchase of 8.8 million shares of common stock for $97 million during the second and third quarters of 2022 and a $53 million reduction on January 1, 2022 related to the adoption of ASU 2020-06 which resulted in the reversal of the equity component related to the Exchangeable Senior Notes, partially offset by:
•a $5 million reduction to accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on the Exchangeable Senior Notes since issuance as a result of the adoption of ASU 2020-06.
See Note 2, "Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements", to the Consolidated Financial Statements for further discussion related to the adoption of ASU 2020-06.
Liquidity and Capital Resources
Cash flows from operations and distributions from our unconsolidated joint ventures, supplemented by funds available under our Revolving Credit Facility and Apple Ridge securitization facility, are our primary sources of liquidity.
In July 2022, the Company amended its Senior Secured Credit Facility to, among other things, extend the maturity of the Revolving Credit Facility to July 2027 (subject to certain earlier springing maturity dates), terminate the revolving credit commitments due February 2023, and replace LIBOR with a Term SOFR-based rate as the applicable benchmark for the Revolving Credit Facility. Following the amendment, the Revolving Credit Facility has an aggregate capacity of $1.1 billion.
Our primary uses of liquidity include working capital, business investment and capital expenditures, as well as debt service. We have used and may also use future cash flows to repurchase or redeem outstanding indebtedness and to acquire stock under our share repurchase program.
Business investments may include investments in strategic initiatives, including our existing or future joint ventures, products and services that are designed to simplify the home sale and purchase transaction, independent sales agent recruitment and retention, and franchisee system growth and acquisitions.
Debt service includes contractual amortization and interest payments. In addition, we may, from time to time, seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
In the first quarter of 2022, we issued $1,000 million aggregate principal amount of 5.25% Senior Notes due in 2030. We used the net proceeds from the issuance, together with cash on hand, to redeem in full the 9.375% Senior Notes and the 7.625% Senior Secured Second Lien Notes, each at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date on both such notes. Aggregate consideration paid for the redemption of the 9.375% Senior Notes and the 7.625% Senior Secured Second Lien Notes, together with debt issuance costs associated with the 5.25% Senior Notes, totaled $1,220 million.
During the second and third quarters of 2022, we repurchased $67 million in principal amount of the 4.875% Senior Notes through open market purchases at approximately par value. In the fourth quarter of 2022, we redeemed in full the remaining $340 million aggregate principal amount of 4.875% Senior Notes using cash on hand and borrowings under our Revolving Credit Facility at a redemption price of 100% plus the applicable "make whole" premium, together with accrued interest to the redemption date of such notes for aggregate consideration of $350 million. See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements.
During the year ended December 31, 2022, the Company repurchased and retired 8.8 million shares of common stock for $97 million. As of December 31, 2022, $203 million remained available for repurchase under the share repurchase program. See "Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities."

Our material cash requirements from known contractual and other obligations as of December 31, 2022, were as follows:
Debt Obligations (including Interest Payments). As of December 31, 2022, the principal amount of our total short-term and long-term debt was $2,875 million, which includes:
•$2,303 million of fixed interest rate debt with a weighted average interest rate of 4.6%;
•$222 million of variable interest rate debt under our Term Loan A Facility; and
•$350 million of variable interest rate debt under our Revolving Credit Facility.
At December 31, 2022, the interest rate on the outstanding amounts under our (i) Term Loan A Facility was 6.14% (based on adjusted LIBOR plus an additional margin subject to adjustment based on our current senior secured leverage ratio) and (ii) Revolving Credit Facility was 6.21% (based on a term SOFR-based rate including a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on our current senior secured leverage ratio). From time to time, the Company may utilize interest rate swap arrangements to manage our exposure to changes in interest rates associated with our variable interest rate debt, but no such arrangements were in place as of December 31, 2022.
Based on our debt profile as of December 31, 2022, we expect to pay approximately $150 million in cash interest payments in 2023 to service our fixed and variable rate debt which will fluctuate based on the then-applicable interest rate and amounts outstanding. Amortization payments on the Extended Term Loan A of $16 million and $22 million are due in 2023 and 2024, respectively, with the balance of the Extended Term Loan A due at maturity on February 8, 2025 — the nearest term maturity of our outstanding indebtedness. As of December 31, 2022, no principal payments on our debt are due in 2023 other than the Extended Term Loan A amortization payment described above. See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements for additional information regarding our debt.
Leases. As of December 31, 2022, we had approximately $579 million of future lease payments with $142 million due in 2023. See Note 6, "Leases", to the Consolidated Financial Statements for additional information regarding our lease obligations.
Purchase Commitments. As of December 31, 2022, we had $63 million related to purchase commitments due in 2023 and $274 million thereafter, approximately 80% of which relates to the minimum licensing fees we are required to pay to the owners of the two brands we do not own under 50-year license agreements. See Note 15, "Commitments and Contingencies", to the Consolidated Financial Statements for additional information regarding our purchase obligations.
Minority-Owned Joint Ventures. We have multiple unconsolidated joint ventures and equity in earnings or losses related to the financial results of unconsolidated joint ventures are recorded on the Equity in losses (earnings) of unconsolidated entities line in the accompanying Consolidated Statements of Operations (and accordingly impact Operating EBITDA), but are not reported as revenue. We may, from time to time, elect or commit to make investments in existing and future unconsolidated joint ventures. See Note 1, "Basis of Presentation—Sale of the Title Insurance Underwriter" and Note 4, "Equity Method Investments", to the Consolidated Financial Statements for additional information regarding our unconsolidated joint ventures, including with respect to the sale of the Title Underwriter in the first quarter of 2022 in exchange for cash and a minority interest in the Title Insurance Underwriter Joint Venture.
Other material factors that may impact our liquidity, include, but are not limited to, the following:
Market and Macroeconomic Conditions. If the residential real estate market or the economy as a whole does not improve or weakens, our business, financial condition and liquidity may be materially adversely affected, including our need to increase borrowings under our Revolving Credit Facility, our ability to access capital, grow our business and return capital to stockholders.
Material Litigation. We are a party to certain material litigation, including with respect to antitrust matters, compliance with the TCPA and worker classification, as described in Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. Adverse outcomes in these matters may materially harm our business and financial condition, including with respect to liquidity.
Seasonality. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. Consequently, our need to borrow under the Revolving Credit Facility and corresponding debt balances are generally at their highest levels at or around the end of the first quarter of every year.
We believe that we will continue to meet our cash flow needs during the next twelve months, through the sources outlined above. Additionally, we may seek additional financing to fund future growth or refinance or restructure our existing indebtedness through the debt capital markets, but we cannot provide assurance that such financing will be available on favorable terms, or at all. To the extent these sources of liquidity are insufficient to meet our needs, we may also conduct additional private or public offerings of debt or our common stock or dispose of certain assets.
Cash Flows
Year ended December 31, 2022 vs. Year ended December 31, 2021
At December 31, 2022, we had $218 million of cash, cash equivalents and restricted cash, a decrease of $525 million compared to the balance of $743 million at December 31, 2021. The following table summarizes our cash flows for the years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021	Change
Cash (used in) provided by:
Operating activities	$(92)	$643	$(735)
Investing activities	(55)	(147)	92
Financing activities	(376)	(275)	(101)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	(2)	(1)	(1)
Net change in cash, cash equivalents and restricted cash	$(525)	$220	$(745)
For the year ended December 31, 2022, $735 million more cash was used in operating activities compared to the same period in 2021 principally due to:
•$331 million less cash provided by operating results;
•$212 million more cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of higher employee incentive compensation in the first quarter of 2022;
•$155 million less cash as a result of higher relocation and trade receivables volume in 2022; and
•$48 million less cash received from dividends primarily related to the absence of Guaranteed Rate Affinity dividends in 2022.
For the year ended December 31, 2022, $92 million less cash was used for investing activities compared to the same period in 2021 primarily due to:
•$48 million more cash proceeds from the sale of businesses primarily related to the sale of the Title Underwriter in the first quarter of 2022 which included $208 million of cash received, partially offset by the absence of $152 million of cash held as statutory reserves by the Title Underwriter and no longer included in our Consolidated Balance Sheet;
•$17 million less cash used for investments;
•$13 million more cash proceeds received from investments; and
•$13 million more cash from other investing activities which included the $12 million dividend received from the Title Insurance Underwriter Joint Venture.
For the year ended December 31, 2022, $376 million of cash was used in financing activities compared to $275 million of cash used in financing activities during the same period in 2021. For the year ended December 31, 2022, $376 million of cash was used in financing activities as follows:
•$261 million of net cash paid as a result of:
◦the issuance of 5.25% Senior Notes and redemption of both the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes in the first quarter of 2022; and
◦redemption and repurchases of the 4.875% Senior Notes and increase in borrowings under our Revolving Credit Facility as a result of the redemption during the fourth quarter of 2022;

•$97 million for the repurchase of our common stock;
•$36 million of other financing payments primarily related to finance leases and contracts;
•$16 million of tax payments related to net share settlement for stock-based compensation; and
•$10 million of quarterly amortization payments on the term loan facilities, partially offset by a $44 million net increase in securitization borrowings.
For the year ended December 31, 2021, $275 million of cash was used in financing activities as follows:
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
•$10 million of quarterly amortization payments on the term loan facilities; and
•$9 million of tax payments related to net share settlement for stock-based compensation, partially offset by a $12 million net increase in securitization borrowings.
Financial Obligations
See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements, for additional information on the Company's indebtedness as of December 31, 2022.
LIBOR Transition
The cessation date for submission and publication of U.S. dollar LIBOR is expected to be mid-2023. LIBOR is expected to be replaced in the U.S. with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities: the Secured Overnight Financing Rate, or "SOFR."
In connection with the July 2022 Amendment to the Senior Secured Credit Facility, LIBOR was replaced with a term SOFR-based rate plus a 10 basis point SOFR credit spread adjustment as the applicable benchmark for the Revolving Credit Facility. SOFR will likely not replicate LIBOR exactly and if future rates based upon SOFR are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have an adverse effect on our financial condition and results of operations.
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
•pay dividends or make distributions to Anywhere Group’s stockholders, including Anywhere
•repurchase or redeem capital stock;
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing twelve-month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments to EBITDA for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, non-cash charges and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at December 31, 2022.
See Note 9, "Short and Long-Term Debt—Unsecured Notes", to the Consolidated Financial Statements for additional information.
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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level which includes Owned Brokerage Group, franchise services (reported within the Franchise Group reportable segment), Title Group and Cartus/Leads Group (includes lead generation and relocation services both of which are reported within the Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge for the excess is recorded on a separate line in the Consolidated Statements of Operations.
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

During the fourth quarter of 2022, the Company performed its annual impairment assessment of goodwill and other indefinite-lived intangible assets. As previously discussed, the Company experienced a decline in transaction volume during the third quarter largely due to rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns. These challenges within the residential real estate industry continued during the fourth quarter and resulted in lower homesale transaction volume for the brokerage and franchise business and lower referral volume for the leads business. Additionally, industry forecasts now anticipate continued homesale transaction volume declines in 2023. These market conditions as well as an increase in the weighted average cost of capital resulted in the recognition of an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit and an impairment of franchise trademarks of $76 million. The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units and indefinite-lived intangible assets by 10% and determined that no impairment of goodwill or indefinite-lived intangibles would have been recognized under this evaluation for 2022 with the exception of the title trademark. The fair value of trademarks is determined using the relief from royalty method which is sensitive to fluctuations in projected revenues.
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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At December 31, 2022, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under the Term Loan A Facility, and to term SOFR, due to its impact on our borrowings under the Revolving Credit Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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

At December 31, 2022, we had variable interest rate debt outstanding under our Revolving Credit Facility and Term Loan A Facility of $572 million. The weighted average interest rate on the outstanding amounts under our Revolving Credit Facility and Term Loan A Facility at December 31, 2022 was 6.18%. The interest rate with respect to the Revolving Credit Facility is based on a term SOFR-based rate including a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. The interest rate with respect to the Term Loan A Facility is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the December 31, 2022 senior secured leverage ratio, both the SOFR and LIBOR margin was 1.75%. At December 31, 2022, the one-month SOFR and LIBOR rate was 4.36% and 4.39%, respectively; therefore, we have estimated that a 0.25% increase in SOFR and LIBOR would have an approximately $2 million impact on our annual interest expense.
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
(b)As of the end of the period covered by this Annual Report on Form 10-K, Anywhere has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere's internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting for Anywhere Real Estate Inc.
Anywhere's management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Anywhere's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Anywhere's internal control over financial reporting includes those policies and procedures that:
i.pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Anywhere's assets;
ii.provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Anywhere's management and directors; and
iii.provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Anywhere's assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Management assessed the effectiveness of Anywhere's internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Anywhere maintained effective internal control over financial reporting as of December 31, 2022.
Auditor Report on the Effectiveness of Anywhere Real Estate Inc.’s Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Anywhere's internal control over financial reporting, which is included within their audit opinion on page F-2.
* * *
Controls and Procedures for Anywhere Group LLC
(a)Anywhere Group LLC ("Anywhere Group") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Anywhere Group's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
(b)As of the end of the period covered by this Annual Report on Form 10-K, Anywhere Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere Group's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere Group's internal control over financial reporting during the period covered by this Annual Report on Form 10-K that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting for Anywhere Group LLC
Anywhere Group’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Anywhere Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Anywhere Group’s internal control over financial reporting includes those policies and procedures that:
(i)pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of Anywhere Group’s assets;
(ii)provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of Anywhere Group’s management and directors; and
(iii)provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Anywhere Group’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of Anywhere Group’s internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Anywhere Group maintained effective internal control over financial reporting as of December 31, 2022.
Auditor Report on the Effectiveness of Anywhere Group LLC's Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Anywhere Group's internal control over financial reporting, which is included within their audit opinion on page F-5.

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
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item relating to securities authorized for issuance under equity compensation plans is included in the Proxy Statement under the caption "Proposal 4. Approval of the Second Amended & Restated 2018 Long-Term Incentive Plan" and is incorporated by reference to this report.
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
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2022, 2021 and 2020:

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2022	$11	$2	$—	$(1)	$12
Year ended December 31, 2021	13	2	—	(4)	11
Year ended December 31, 2020	11	9	—	(7)	13

Deferred tax asset valuation allowance
Year ended December 31, 2022	$20	$—	$—	$—	$20
Year ended December 31, 2021	21	(1)	—	—	20
Year ended December 31, 2020	17	4	—	—	21
_______________
(a)The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables, in the Consolidated Balance Sheets.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on February 24, 2023.
ANYWHERE REAL ESTATE INC.
and
ANYWHERE REAL ESTATE GROUP LLC
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

Name	Title	Date

/s/ RYAN M. SCHNEIDER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 24, 2023
Ryan M. Schneider

/s/ CHARLOTTE C. SIMONELLI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 24, 2023
Charlotte C. Simonelli

/s/ TIMOTHY B. GUSTAVSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 24, 2023
Timothy B. Gustavson

/s/ MICHAEL J. WILLIAMS	Chairman of the Board of Directors of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Michael J. Williams

/s/ FIONA P. DIAS	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Fiona P. Dias

/s/ MATTHEW J. ESPE	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Matthew J. Espe

/s/ V. ANN HAILEY	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
V. Ann Hailey

/s/ BRYSON KOEHLER	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Bryson Koehler

/s/ DUNCAN L. NIEDERAUER	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Duncan L. Niederauer

/s/ EGBERT L.J. PERRY	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Egbert L.J. Perry

/s/ ENRIQUE SILVA	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Enrique Silva

/s/ SHERRY M. SMITH	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Sherry M. Smith

/s/ CHRIS TERRILL	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Chris Terrill

/s/ FELICIA WILLIAMS	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 24, 2023
Felicia Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting for Anywhere Real Estate Inc. appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Annual Goodwill Impairment Assessment—Owned Brokerage Group and Cartus/Leads Group Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,523 million as of December 31, 2022, a portion of which related to the Cartus/Leads Group reporting unit within the Franchise Group segment, and the goodwill associated with the Owned Brokerage Group reporting unit was $0. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying value of each reporting unit to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the income approach, a discounted cash flow method. The fair value of the Company’s reporting units is determined utilizing the best estimate of future revenues, operating expenses, including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates. During the fourth quarter of 2022, the Company performed its annual impairment assessment of goodwill. This assessment resulted in the recognition of an impairment of all of the goodwill related to the Owned Brokerage Group reporting unit of $280 million and an impairment of goodwill at the Franchise Group segment related to the Cartus/Leads Group reporting unit of $114 million.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Owned Brokerage Group and Cartus/Leads Group reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, certain operating expenses (which includes commission expense for the Owned Brokerage Group reporting unit), and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Owned Brokerage Group and Cartus/Leads Group reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Owned Brokerage Group and Cartus/Leads Group reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues, certain operating expenses (which includes commission expense for the Owned Brokerage Group reporting unit), and discount rates. Evaluating management’s assumptions related to future revenues and certain operating expenses (which includes commission expense for the Owned Brokerage Group reporting unit) involved evaluating whether the assumptions used by management were (i) reasonable considering the current and past performance of the reporting units, (ii) consistent with external market and industry data, and (iii) consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow method and the discount rates assumption.
Annual Indefinite-Lived Asset Impairment Assessment—Franchise Trademarks Intangible Asset
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $639 million as of December 31, 2022, including trademark intangible assets of $611 million, a portion of which relates to the franchise trademarks intangible asset. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company’s indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. During the fourth quarter of 2022, the Company performed its annual impairment assessment of indefinite-lived intangible assets. This assessment resulted in the recognition of an impairment of the franchise trademarks intangible asset for $76 million.
The principal considerations for our determination that performing procedures relating to the impairment assessment of the franchise trademarks intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the franchise trademarks intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual trademarks intangible asset impairment assessment, including controls over the valuation of the franchise trademarks intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the franchise trademarks intangible asset; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (iv) evaluating the significant assumptions used by management related to future revenues and discount rate. Evaluating management’s assumption related to future revenues involved evaluating whether the assumption used by management was (i) reasonable considering the current and past performance of the business associated with the trademark, (ii) consistent with external market and industry data, and (iii) consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief from royalty method and the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2023

We have served as the Company's auditor since 2009.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of December 31, 2022 and 2021, and the related consolidated statements of operations, of comprehensive (loss) income and of cash flows for each of the three years in the period ended December 31, 2022, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2022 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting for Anywhere Real Estate Group LLC appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Annual Goodwill Impairment Assessment—Owned Brokerage Group and Cartus/Leads Group Reporting Units
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,523 million as of December 31, 2022, a portion of which related to the Cartus/Leads Group reporting unit within the Franchise Group segment, and the goodwill associated with the Owned Brokerage Group reporting unit was $0. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying value of each reporting unit to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the income approach, a discounted cash flow method. The fair value of the Company’s reporting units is determined utilizing the best estimate of future revenues, operating expenses, including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates. During the fourth quarter of 2022, the Company performed its annual impairment assessment of goodwill. This assessment resulted in the recognition of an impairment of all of the goodwill related to the Owned Brokerage Group reporting unit of $280 million and an impairment of goodwill at the Franchise Group segment related to the Cartus/Leads Group reporting unit of $114 million.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Owned Brokerage Group and Cartus/Leads Group reporting units is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, certain operating expenses (which includes commission expense for the Owned Brokerage Group reporting unit), and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Owned Brokerage Group and Cartus/Leads Group reporting units. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Owned Brokerage Group and Cartus/Leads Group reporting units; (ii) evaluating the appropriateness of the discounted cash flow method; (iii) testing the completeness and accuracy of the underlying data used in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues, certain operating expenses (which includes commission expense for the Owned Brokerage Group reporting unit), and discount rates. Evaluating management’s assumptions related to future revenues and certain operating expenses (which includes commission expense for the Owned Brokerage Group reporting unit) involved evaluating whether the assumptions used by management were (i) reasonable considering the current and past performance of the reporting units, (ii) consistent with external market and industry data, and (iii) consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discounted cash flow method and the discount rates assumption.

Annual Indefinite-Lived Asset Impairment Assessment—Franchise Trademarks Intangible Asset
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $639 million as of December 31, 2022, including trademark intangible assets of $611 million, a portion of which relates to the franchise trademarks intangible asset. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of the other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company’s indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. During the fourth quarter of 2022, the Company performed its annual impairment assessment of indefinite-lived intangible assets. This assessment resulted in the recognition of an impairment of the franchise trademarks intangible asset for $76 million.
The principal considerations for our determination that performing procedures relating to the impairment assessment of the franchise trademarks intangible asset is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the franchise trademarks intangible asset; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual trademarks intangible asset impairment assessment, including controls over the valuation of the franchise trademarks intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the franchise trademarks intangible asset; (ii) evaluating the appropriateness of the relief from royalty method; (iii) testing the completeness and accuracy of the underlying data used in the relief from royalty method; and (iv) evaluating the significant assumptions used by management related to future revenues and discount rate. Evaluating management’s assumption related to future revenues involved evaluating whether the assumption used by management was (i) reasonable considering the current and past performance of the business associated with the trademark, (ii) consistent with external market and industry data, and (iii) consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s relief from royalty method and the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 24, 2023

We have served as the Company's auditor since 2009.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Revenues
Gross commission income	$5,538	$6,118	$4,669
Service revenue	793	1,180	983
Franchise fees	417	521	419
Other	160	164	150
Net revenues	6,908	7,983	6,221
Expenses
Commission and other agent-related costs	4,415	4,753	3,527
Operating	1,377	1,669	1,473
Marketing	252	263	215
General and administrative	388	441	412
Former parent legacy cost, net	1	1	1
Restructuring costs, net	32	17	67
Impairments	483	4	682
Depreciation and amortization	214	204	186
Interest expense, net	113	190	246
Loss on the early extinguishment of debt	96	21	8
Other income, net	(140)	(15)	(5)
Total expenses	7,231	7,548	6,812
(Loss) income before income taxes, equity in losses (earnings) and noncontrolling interests	(323)	435	(591)
Income tax (benefit) expense	(68)	133	(104)
Equity in losses (earnings) of unconsolidated entities	28	(48)	(131)
Net (loss) income	(283)	350	(356)
Less: Net income attributable to noncontrolling interests	(4)	(7)	(4)
Net (loss) income attributable to Anywhere and Anywhere Group	$(287)	$343	$(360)

(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(2.52)	$2.95	$(3.13)
Diluted (loss) earnings per share	$(2.52)	$2.85	$(3.13)
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	113.8	116.4	115.2
Diluted	113.8	120.2	115.2

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net (loss) income	$(283)	$350	$(356)
Currency translation adjustment	—	(1)	—
Defined Benefit Plans:
Actuarial gain (loss) for the plans	1	10	(6)
Less: amortization of actuarial gain (loss) to periodic pension cost	(2)	(3)	(2)
Defined benefit plans	3	13	(4)
Other comprehensive income (loss), before tax	3	12	(4)
Income tax expense (benefit) related to items of other comprehensive income (loss)	1	3	(1)
Other comprehensive income (loss), net of tax	2	9	(3)
Comprehensive (loss) income	(281)	359	(359)
Less: comprehensive income attributable to noncontrolling interests	(4)	(7)	(4)
Comprehensive (loss) income attributable to Anywhere and Anywhere Group	$(285)	$352	$(363)

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$214	$735
Restricted cash	4	8
Trade receivables (net of allowance for doubtful accounts of $12 and $11)	201	123
Relocation receivables	210	139
Other current assets	205	183
Total current assets	834	1,188
Property and equipment, net	317	310
Operating lease assets, net	422	453
Goodwill	2,523	2,923
Trademarks	611	687
Franchise agreements, net	954	1,021
Other intangibles, net	150	171
Other non-current assets	572	457
Total assets	$6,383	$7,210
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$184	$130
Securitization obligations	163	118
Current portion of long-term debt	366	10
Current portion of operating lease liabilities	122	128
Accrued expenses and other current liabilities	470	666
Total current liabilities	1,305	1,052
Long-term debt	2,483	2,940
Long-term operating lease liabilities	371	417
Deferred income taxes	239	353
Other non-current liabilities	218	256
Total liabilities	4,616	5,018
Commitments and contingencies (Note 15)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2022 and December 31, 2021	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 109,480,357 shares issued and outstanding at December 31, 2022 and 116,588,430 shares issued and outstanding at December 31, 2021	1	1
Additional paid-in capital	4,805	4,947
Accumulated deficit	(2,994)	(2,712)
Accumulated other comprehensive loss	(48)	(50)
Total stockholders' equity	1,764	2,186
Noncontrolling interests	3	6
Total equity	1,767	2,192
Total liabilities and equity	$6,383	$7,210

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net (loss) income	$(283)	$350	$(356)
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	214	204	186
Deferred income taxes	(96)	72	(114)
Impairments	483	4	682
Amortization of deferred financing costs and debt discount (premium)	9	18	11
Loss on the early extinguishment of debt	96	21	8
Gain on the sale of businesses, investments or other assets, net	(135)	(11)	—
Equity in losses (earnings) of unconsolidated entities	28	(48)	(131)
Stock-based compensation	22	29	39
Mark-to-market adjustments on derivatives	(40)	(14)	51
Other adjustments to net (loss) income	(7)	(3)	(5)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(55)	4	(4)
Relocation receivables	(96)	—	64
Other assets	(13)	(10)	29
Accounts payable, accrued expenses and other liabilities	(195)	17	220
Dividends received from unconsolidated entities	3	51	101
Other, net	(27)	(41)	(33)
Net cash (used in) provided by operating activities	(92)	643	748
Investing Activities
Property and equipment additions	(109)	(101)	(95)
Payments for acquisitions, net of cash acquired	(17)	(26)	(1)
Net proceeds from the sale of businesses	63	15	23
Investment in unconsolidated entities	(22)	(39)	(5)
Proceeds from the sale of investments in unconsolidated entities	13	—	—
Other, net	17	4	(12)
Net cash used in investing activities	(55)	(147)	(90)
See Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2022	2021	2020
Financing Activities
Net change in Revolving Credit Facility	350	—	(190)
Repayments of Term Loan A Facility and Term Loan B Facility	—	(1,490)	—
Proceeds from issuance of Senior Notes	1,000	905	—
Proceeds from issuance of Senior Secured Lien Notes	—	—	550
Redemption and repurchases of Senior Notes	(956)	—	(550)
Redemption of Senior Secured Second Lien Notes	(550)	—	—
Proceeds from issuance of Exchangeable Senior Notes	—	403	—
Payments for purchase of Exchangeable Senior Notes hedge transactions	—	(67)	—
Proceeds from issuance of Exchangeable Senior Notes warrant transactions	—	46	—
Amortization payments on term loan facilities	(10)	(10)	(43)
Net change in securitization obligations	44	12	(99)
Debt issuance costs	(22)	(20)	(15)
Cash paid for fees associated with early extinguishment of debt	(83)	(11)	(7)
Repurchase of common stock	(97)	—	—
Taxes paid related to net share settlement for stock-based compensation	(16)	(9)	(5)
Other, net	(36)	(34)	(43)
Net cash used in financing activities	(376)	(275)	(402)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(2)	(1)	1
Net (decrease) increase in cash, cash equivalents and restricted cash	(525)	220	257
Cash, cash equivalents and restricted cash, beginning of period	743	523	266
Cash, cash equivalents and restricted cash, end of period	$218	$743	$523

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $7, $4 and $5 respectively)	$164	$188	$209
Income tax payments, net	62	64	—
See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Anywhere Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at January 1, 2020	114.4	$1	$4,842	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(360)	—	4	(356)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	39	—	—	—	39
Issuance of shares for vesting of equity awards	1.7	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(5)	—	—	—	(5)
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	343	—	7	350
Other comprehensive income	—	—	—	—	9	—	9
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	0.1	—	1	—	—	—	1
Stock-based compensation	—	—	29	—	—	—	29
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(9)	—	—	—	(9)
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net (loss) income	—	—	—	(287)	—	4	(283)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	(8.8)	—	(97)	—	—	—	(97)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	22	—	—	—	22
Issuance of shares for vesting of equity awards	2.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.8)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(8)	(8)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
1.    BASIS OF PRESENTATION
The Company changed its name from Realogy Holdings Corp. to Anywhere Real Estate Inc. effective June 9, 2022. Anywhere Real Estate Inc. ("Anywhere" or the "Company") is a holding company for its consolidated subsidiaries including Anywhere Intermediate Holdings LLC ("Anywhere Intermediate") and Anywhere Real Estate Group LLC ("Anywhere Group") and its consolidated subsidiaries. Anywhere, through its subsidiaries, is a global provider of residential real estate services. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the consolidated financial positions, results of operations, comprehensive (loss) income and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same.
The accompanying Consolidated Financial Statements include the financial statements of Anywhere and Anywhere Group. Anywhere's only asset is its investment in the common stock of Anywhere Intermediate, and Anywhere Intermediate's only asset is its investment in Anywhere Group. Anywhere's only obligations are its guarantees of certain borrowings and certain franchise obligations of Anywhere Group. All expenses incurred by Anywhere and Anywhere Intermediate are for the benefit of Anywhere Group and have been reflected in Anywhere Group’s consolidated financial statements. The consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. All intercompany balances and transactions have been eliminated.
Business Description
The Company reports its operations in the following three business segments (the number of offices and agents are unaudited):
•Anywhere Brands ("Franchise Group"), formerly referred to as Realogy Franchise Group—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of December 31, 2022, the Company's real estate franchise systems and proprietary brands had approximately 337,400 independent sales agents worldwide, including approximately 195,000 independent sales agents operating in the U.S. (which included approximately 59,800 company owned brokerage independent sales agents). As of December 31, 2022, the Company's real estate franchise systems and proprietary brands had approximately 20,500 offices worldwide in 119 countries and territories, including approximately 5,700 brokerage offices in the U.S. (which included approximately 680 company owned brokerage offices). This segment also includes the Company's lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group"), formerly referred to as Realogy Brokerage Group—operates a full-service real estate brokerage business with approximately 680 owned and operated brokerage offices with approximately 59,800 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes the Company's share of equity earnings or losses from its minority-owned real estate auction joint venture and former RealSure joint venture.
•Anywhere Integrated Services ("Title Group"), formerly referred to as Realogy Title Group—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. This segment also includes the Company's share of equity earnings or losses from Guaranteed Rate Affinity, its minority-owned mortgage origination joint venture, and from its minority-owned title insurance underwriter joint venture.

Sale of the Title Insurance Underwriter
On March 29, 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Title Group reportable segment), to an affiliate of Centerbridge for $210 million (prior to expenses and tax) and a 30% equity stake in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). Upon closing of the transaction, the Company received $208 million of cash and recorded a $90 million investment related to its 30% equity interest in the Title Insurance Underwriter Joint Venture. As a result of the transaction, the Company disposed of $166 million of net assets, including $152 million of cash held as statutory reserves by the Title Underwriter and $32 million of goodwill, and recognized a gain of $131 million, net of fees, recorded in the Other income, net line on the Consolidated Statements of Operations. As this transaction did not represent a strategic shift that will have a major effect on the Company’s operations or financial results, the Title Underwriter's operations have not been classified as discontinued operations.
In April 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity stake from 30% to 26%. The sale resulted in a gain of $4 million recorded in the Other income, net line on the Consolidated Statements of Operations. Refer to Note 4, "Equity Method Investments", for additional information.
2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
USE OF ESTIMATES
In presenting the consolidated financial statements, management makes estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Accordingly, actual results could differ materially from those estimates.
CONSOLIDATION
The Company consolidates any variable interest entity ("VIE") for which it is the primary beneficiary with a controlling financial interest. Also, the Company consolidates an entity not deemed a VIE if its ownership, direct or indirect, exceeds 50% of the outstanding voting shares of an entity and/or it has the ability to control the financial or operating policies through its voting rights, board representation or other similar rights. For entities where the Company does not have a controlling financial or operating interest, the investments in such entities are accounted for using the equity method or at fair value with changes in fair value recognized in net income, as appropriate. See Note 4, "Equity Method Investments" for discussion.
REVENUE RECOGNITION
See Note 3, "Revenue Recognition", for discussion.
CASH AND CASH EQUIVALENTS
The Company considers highly liquid investments with remaining maturities not exceeding three months at the date of purchase to be cash equivalents.
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $4 million and $8 million at December 31, 2022 and 2021, respectively.
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
DERIVATIVE INSTRUMENTS
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company historically used interest rate swaps to manage its exposure to future interest rate volatility associated with its variable rate borrowings. During September 2022, the Company terminated $550 million of its interest rate swaps which had expiration dates of August 2025 and November 2027 and the Company's remaining interest rate swaps, which had a value of $450 million, expired in November 2022. The Company did not elect to utilize hedge accounting for these instruments; therefore, any change in fair value was recorded in the Consolidated Statements of Operations. See Note 18, "Risk Management and Fair Value of Financial Instruments", for further discussion.
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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, generally from 1 to 5 years, when such software is ready for use. The net carrying value of software developed or obtained for internal use was $140 million and $126 million at December 31, 2022 and 2021, respectively.
LEASES
See Note 6, "Leases", for discussion.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,523 million and $639 million, respectively, at December 31, 2022 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level which includes Owned Brokerage Group, franchise services (reported within the Franchise Group reportable segment), Title Group and Cartus/Leads Group (includes lead generation and relocation services, both of which are reported within the Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge for the excess is recorded on the "Impairments" line in the accompanying Consolidated Statements of Operations.
In testing goodwill, the fair value of each reporting unit is estimated using the income approach, a discounted cash flow method. For the other indefinite lived intangible assets, fair value is estimated using the relief from royalty method. Management utilizes long-term cash flow forecasts and the Company's annual operating plans adjusted for terminal value assumptions. The fair value of the Company's reporting units and other indefinite lived intangible assets is determined utilizing the best estimate of future revenues, operating expenses including commission expense, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. The trademark royalty rate was determined by reviewing similar trademark agreements with third parties.
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
During the fourth quarter of 2022, the Company performed its annual impairment assessment of goodwill and other indefinite-lived intangible assets. As previously discussed, the Company experienced a decline in transaction volume during the third quarter largely due to rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns. These challenges within the residential real estate industry continued during the fourth quarter and resulted in lower homesale transaction volume for the brokerage and franchise business and lower referral volume for the leads business. Additionally, industry forecasts now anticipate continued homesale transaction volume declines in 2023. These market conditions as well as an increase in the weighted average cost of capital resulted in the recognition of an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit and an impairment of franchise trademarks of $76 million. The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units and indefinite-lived intangible assets by 10% and determined that no impairment of goodwill or indefinite-lived intangibles would have been recognized under this evaluation for 2022 with the exception of the title trademark. The fair value of trademarks is determined using the relief from royalty method which is sensitive to fluctuations in projected revenues.
During the year ended December 31, 2021, there was no impairment of goodwill or other indefinite-lived intangible assets. Management evaluated the effect of lowering the estimated fair value for each of the reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2021.
During the year ended December 31, 2020, the Company recorded the following non-cash impairments related to goodwill and intangible assets:
•an impairment of franchise trademarks of $30 million and a goodwill impairment of $413 million related to Owned Brokerage Group in the first quarter of 2020 driven by the impact on future earnings related to the COVID-19 pandemic primarily due to a significant increase in the weighted average cost of capital as a result of the volatility in the capital and debt markets due to COVID-19 and the related lower projected financial results;
•impairment charges of $105 million related to goodwill and $18 million related to customer relationships during the nine months ended September 30, 2020 (while Cartus was held for sale) to reduce the net assets to the estimated proceeds; and
•an additional goodwill impairment charge of $22 million and a trademark impairment charge of $34 million related to Cartus in the fourth quarter of 2020 as a result of the impact of the COVID-19 crisis resulting in lower relocation activity which negatively impacted the operating results of relocation services.
The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles during 2020. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units by 10% and determined that no impairment of goodwill would have been recognized under this evaluation for 2020. Due to the impairments during 2020 for the Franchise Group and Cartus trademarks, there was little to no excess fair value over carrying value as of December 31, 2020.
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
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the marketing expense line item on the Company’s Consolidated Statements of Operations, were approximately $175 million, $192 million and $157 million for the years ended December 31, 2022, 2021 and 2020, respectively.
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
ASSETS HELD FOR SALE AND DISCONTINUED OPERATIONS
The Company reports the results of operations of a business as discontinued operations if a disposal represents a strategic shift that has or will have a major effect on the Company's operations and financial results when the business is sold and classified as held for sale, in accordance with the criteria of Accounting Standard Codification (“ASC”) Topic 205 Presentation of Financial Statements and ASC Topic 360 Property, Plant and Equipment. Assets and liabilities of a business classified as held for sale are recorded at the lower of its carrying amount or estimated fair value, less cost to sell, and depreciation ceases on the date that the held for sale criteria are met. If the carrying amount of the business exceeds its estimated fair value less cost to sell, a loss is recognized. Assets and liabilities related to a business classified as held for sale are segregated in the current and prior balance sheets in the period in which the business is classified as held for sale. The results of discontinued operations are reported in a separate line in the Consolidated Statements of Operations commencing in the period in which the business meets the criteria, and includes any gain or loss recognized on closing, or adjustment of the carrying amount to fair value less cost to sell. Transactions between the businesses held for sale and businesses held and used that are expected to continue to exist after the disposal are not eliminated to appropriately reflect the continuing operations and balances held for sale.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
On January 1, 2022, the Company adopted Accounting Standard Update 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity ("ASU 2020-06"), which simplifies the accounting for instruments with characteristics of liabilities and equity, including convertible debt. ASU 2020-06 reduces the number of accounting models for convertible debt instruments and convertible preferred stock resulting in fewer embedded conversion features being separately recognized from the host contract and the interest rate of more convertible debt instruments being closer to the coupon interest rate, as compared with prior guidance. In addition, ASU 2020-06 changes the diluted earnings per share calculation for instruments that may be settled in cash or shares and for convertible instruments requiring the use of the if-converted method. ASU 2020-06 is effective for reporting periods beginning on or after December 15, 2021 and permits the use of either the modified retrospective or fully retrospective method of transition.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company considers the applicability and impact of all Accounting Standards Updates. Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on the Company's consolidated financial position or results of operations.

3.    REVENUE RECOGNITION
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

	Years Ended December 31, 2022 vs December 31, 2021
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross commission income (a)	$—	$—	$5,538	$6,118	$—	$—	$—	$—	$5,538	$6,118
Service revenue (b)	260	227	22	29	511	924	—	—	793	1,180
Franchise fees (c)	775	914	—	—	—	—	(358)	(393)	417	521
Other (d)	110	108	46	42	19	28	(15)	(14)	160	164
Net revenues	$1,145	$1,249	$5,606	$6,189	$530	$952	$(373)	$(407)	$6,908	$7,983

	Years Ended December 31, 2021 vs December 31, 2020
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2021	2020	2021	2020	2021	2020	2021	2020	2021	2020
Gross commission income (a)	$—	$—	$6,118	$4,669	$—	$—	$—	$—	$6,118	$4,669
Service revenue (b)	227	243	29	26	924	714	—	—	1,180	983
Franchise fees (c)	914	725	—	—	—	—	(393)	(306)	521	419
Other (d)	108	91	42	47	28	22	(14)	(10)	164	150
Net revenues	$1,249	$1,059	$6,189	$4,742	$952	$736	$(407)	$(316)	$7,983	$6,221
_______________

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
(d)Other revenue is comprised of brand marketing funds received from franchisees at Franchise Group, and other miscellaneous revenues across all of the business segments.
The Company's revenue streams are discussed further below by business segment:
Franchise Group
Domestic Franchisees
In the U.S., the Company employs a direct franchising model whereby it franchises its real estate brands to real estate brokerage businesses that are independently owned and operated. Franchise revenue principally consists of royalty and marketing fees from the Company’s franchisees. The royalty received is primarily based on a gross percentage of the franchisee’s gross commission income. Royalty fees are recorded as the underlying franchisee revenue is earned (upon close of the homesale transaction). Annual volume incentives given to certain franchisees on royalty fees are recorded as a reduction to revenue and are accrued for in relative proportion to the recognition of the underlying gross franchise revenue. Other sales incentives are generally recorded as a reduction to revenue ratably over the related performance period or from the date of issuance through the remaining life of the related franchise agreement. Franchise revenue also includes domestic initial franchise fees which are generally non-refundable and recognized by the Company as revenue upon the execution or opening of a new franchisee office to cover the upfront costs associated with opening the franchisee for business under one of Anywhere’s brands.
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees increased from $25 million at January 1, 2022 to $26 million at December 31, 2022 primarily due to additional fees received from franchisees, offset by amounts recognized into revenue matching expenses for marketing activities during the year ended December 31, 2022.
International Franchisees
The Company utilizes a direct franchising model outside of the U.S. for Sotheby's International Realty® and Corcoran® and, in some cases, Better Homes and Gardens® Real Estate. For all other brands, the Company generally employs a master franchise model outside of the U.S., whereby it contracts with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. Under both the direct and master franchise models outside of the U.S., the Company enters into long-term franchise agreements (generally 25 years in duration) and receives an initial area development fee ("ADF") and ongoing royalties. Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. Under the direct franchise model, a royalty fee is paid to the Company on transactions conducted by its franchisees in the applicable country or region. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the Consolidated Balance Sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Anywhere’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination. The balance for deferred ADFs decreased from $41 million at January 1, 2022 to $40 million at December 31, 2022 due to $3 million of revenues recognized during the year ended December 31, 2022 that were included in the deferred revenue balance at the beginning of the period, partially offset by $2 million of ADFs received during the year ended December 31, 2022.
In addition, the Company recognizes a deferred asset for commissions paid to Anywhere franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The Company classifies prepaid commissions as current or non-current assets in the Consolidated Balance Sheets based on the expected timing of expense recognition. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years). The amount of prepaid commissions was $28 million and $26 million at December 31, 2022 and 2021, respectively.
Lead Generation Programs
Through Leads Group, a part of the Franchise Group segment, the Company provides high-quality leads to independent sales agents, including through real estate benefit programs that provide home-buying and selling assistance to customers of lenders, members of organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Anywhere. Leads Group also directs the Company's broker-to-broker business, which generates leads by brokers affiliated with one of its customized agent and brokerage networks, including the Anywhere Leads Network. The networks consist of real estate brokers, including company owned brokerage operations, as well as franchisees and independent real estate brokers who have been approved to become members of one or more networks. Member brokers of the networks receive leads from the Company's real estate benefit programs (including via Cartus) and each other in exchange for a fee paid to Leads Group. Network fees are billed in advance and recognized into revenue on a straight-line basis each month during the membership period. The balance for deferred network fees remained flat at zero at January 1, 2022 and December 31, 2022 and consisted of $6 million of revenues recognized during the year that were included in the deferred revenue balance at the beginning of the period offset by a $6 million increase related to new network fees.
Cartus® Relocation Services
Through Cartus, a part of the Franchise Group segment, the Company offers a broad range of employee relocation services to clients designed to manage all aspects of transferring their employees ("transferees"). These services include, but are not limited to, homesale assistance, relocation policy counseling and group move management services, expense processing and relocation-related accounting, and visa and immigration support. The Company also arranges household goods moving services and provides support for all aspects of moving a transferee's household goods. There are a number of different revenue streams associated with relocation services including fees earned from real estate brokers and household goods moving companies that provide services to the transferee which are recognized at a point in time at the completion of services. The Company earns revenues from outsourcing management fees charged to clients that may cover several of the relocation services listed above, according to the clients' specific needs. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for deferred outsourcing management fees remained flat at $4 million at January 1, 2022 and December 31, 2022 due to a $58 million increase primarily related to additions for management fees billed on new relocation files in advance of the Company satisfying its performance obligation, offset by $58 million of revenues recognized during the year as performance obligations were satisfied. Furthermore, Cartus continues to provide value through the generation of leads to real estate agent and brokerage participants in the networks maintained by Leads Group, which drives downstream revenue for our businesses. The Company also earns net interest income which represents interest earned from clients on the funds it advances on behalf of the transferring employee net of costs associated with the securitization obligations used to finance these payments, which is recorded within other revenue in the accompanying Consolidated Statements of Operations.
Owned Brokerage Group
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
The Company has relationships with developers in select major cities (in particular, New York City) to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when units within the new development close. The balance of advanced commissions related to developments remained flat at $11 million at January 1, 2022 and December 31, 2022 due to a $3 million increase related to additional commissions received for new developments, offset by a $3 million decrease as a result of revenues recognized on units closed.
Title Group
The Company provides title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions with many of these services provided in connection with the Company's real estate brokerage and relocation services businesses. These services relate to the closing of home purchases and refinancing of home loans and therefore, title revenues and title and closing service fees are recorded at a point in time which occurs at the time a homesale transaction or refinancing closes.
Deferred Revenue
The following table shows the total change in the Company's contract liabilities related to revenue contracts by reportable segment (as discussed in detail above) for the year ended December 31, 2022:

	Year Ended December 31, 2022
	Beginning Balance at January 1, 2022	Additions during the period	Recognized as Revenue during the period	Ending Balance at December 31, 2022
Franchise Group (a)	$79	$190	$(189)	$80
Owned Brokerage Group	14	7	(7)	14
Total	$93	$197	$(196)	$94
_______________
(a)Revenues recognized include intercompany marketing fees paid by Owned Brokerage Group.
The majority of the Company's contracts are transactional in nature or have a duration of one-year or less. Accordingly, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.    EQUITY METHOD INVESTMENTS
The Company applies the equity method of accounting when it has the ability to exercise significant influence over operating and financial policies of an investee but does not have a controlling financial or operating interest in the joint venture. The Company records its share of the net earnings or losses of its equity method investments on the “Equity in losses (earnings) of unconsolidated entities” line in the accompanying Consolidated Statements of Operations. Investments not accounted for using the equity method are measured at fair value with changes in fair value recognized in net income or in the case that an investment does not have readily determinable fair values, at cost minus impairment (if any) plus or minus changes resulting from observable price changes in orderly transactions for an identical or similar investment.
The Company has various equity method investments which are recorded within other non-current assets on the accompanying Consolidated Balance Sheets. The Company's share of equity earnings or losses related to these investments are included in the financial results of the Title Group and Owned Brokerage Group reportable segments. The Company's equity method investment balances at December 31, 2022 and 2021 were as follows:

	December 31,
	2022	2021
Guaranteed Rate Affinity	$72	$94
Title Insurance Underwriter Joint Venture	75	—
Other Title Group equity method investments	10	8
Total Title Group equity method investments	157	102
Owned Brokerage Group equity method investments	27	29
Total equity method investments	$184	$131
Guaranteed Rate Affinity, the Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc., originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. The Company's investment in Guaranteed Rate Affinity had balances of $72 million and $94 million at December 31, 2022 and 2021, respectively. The Company recorded equity in losses of $22 million, earnings of $49 million and earnings of $126 million related to its investment in Guaranteed Rate Affinity during the years ended December 31, 2022, 2021 and 2020, respectively. The Company received no cash dividends during the year ended December 31, 2022 and $44 million and $96 million in cash dividends from Guaranteed Rate Affinity during the years ended December 31, 2021 and 2020, respectively.
The Company’s 26% equity interest in the Title Insurance Underwriter Joint Venture as of December 31, 2022 is accounted for as an equity method investment. While the Company has certain governance rights, the Company does not have a controlling financial or operating interest in the joint venture. In March 2022, the Company recorded a $90 million investment at the closing of the Title Underwriter sale transaction which represented the fair value of the Company's 30% equity interest based upon the agreed upon purchase price. Subsequent to the closing, the Company received a dividend equal to $12 million from the Title Insurance Underwriter Joint Venture. This dividend reduced the Company’s investment balance to $78 million as of March 31, 2022. In April 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party reducing the Company's equity stake from 30% to 26%. The sale resulted in a gain of $4 million recorded in the Other income, net line on the Consolidated Statements of Operations. The Company recorded equity in earnings of $6 million from the Title Insurance Underwriter Joint Venture during the year ended December 31, 2022.
Title Group's various other equity method investments had investment balances totaling $10 million and $8 million at December 31, 2022 and 2021, respectively. The Company recorded equity earnings from the operations of Title Group's various other title related equity method investments of $5 million, $6 million and $5 million during the years ended December 31, 2022, 2021 and 2020, respectively. The Company received $3 million, $7 million and $5 million in cash dividends from these equity method investments during the years ended December 31, 2022, 2021 and 2020, respectively.
Owned Brokerage Group's equity method investments include its former investment in RealSure, the real estate auction joint venture and other brokerage related investments. RealSure is the Company's 49% owned joint venture with Home Partners of America which was formed in 2020. The Company and Home Partners of America agreed to cease operations of the joint venture in the fourth quarter of 2022 which resulted in a $4 million impairment of the investment. The real estate auction joint venture, the Company's 50% owned unconsolidated joint venture with Sotheby's, was formed in 2021 and holds an 80% ownership stake in Sotheby's Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients. While the Company has certain governance rights over these equity method investments, the Company does not have a controlling financial or operating interest in the joint ventures. These equity method investments had investment balances totaling $27 million and $29 million at December 31, 2022 and 2021, respectively. The Company recorded equity in losses of $17 million, $7 million and none from the operations of Owned Brokerage Group's equity method investments for the years ended December 31, 2022, 2021 and 2020, respectively. The Company invested $19 million, $34 million and $2 million of cash into these equity method investments during the years ended December 31, 2022, 2021 and 2020, respectively.
5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2022	2021
Furniture, fixtures and equipment	$174	$166
Capitalized software	492	463
Finance lease assets	85	78
Building and leasehold improvements	290	295
Land	3	3
Gross property and equipment	1,044	1,005
Less: accumulated depreciation	(727)	(695)
Property and equipment, net	$317	$310
The Company recorded depreciation expense related to property and equipment of $118 million, $110 million and $109 million for the years ended December 31, 2022, 2021 and 2020, respectively.
6.    LEASES
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
The Company recognizes impairment charges related to the exit and sublease of certain real estate operating leases. As part of the Company's plan to reduce its office footprint costs and centralize certain aspects of its operational support structure as discussed in Note 14, "Restructuring Costs," the Company will incur right-of-use asset impairments.

Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,
Lease Type	Balance Sheet Classification	2022	2021
Assets:
Operating lease assets	Operating lease assets, net	$422	$453
Finance lease assets (a)	Property and equipment, net	34	33
Total lease assets, net		$456	$486
Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$122	$128
Finance lease liabilities	Accrued expenses and other current liabilities	11	11
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	371	417
Finance lease liabilities	Other non-current liabilities	14	13
Total lease liabilities		$518	$569

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		5.3	5.6
Finance leases		2.9	2.7

Weighted average discount rate:
Operating leases		4.3%	4.2%
Finance leases		3.9%	3.4%
_______________
(a)Finance lease assets are recorded net of accumulated amortization of $50 million and $45 million at December 31, 2022 and 2021, respectively.
As of December 31, 2022, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2023	$132	$10	$142
2024	120	8	128
2025	94	4	98
2026	69	3	72
2027	46	1	47
Thereafter	92	—	92
Total lease payments	553	26	579
Less: Interest	60	1	61
Present value of lease liabilities	$493	$25	$518
Supplemental income statement information related to the Company's leases is as follows:

	Year Ended December 31,
Lease Costs	2022	2021	2020
Operating lease costs	$140	$141	$150
Finance lease costs:
Amortization of leased assets	12	12	12
Interest on lease liabilities	1	1	2
Other lease costs (a)	23	24	24
Impairment (b)	6	2	46
Less: Sublease income, gross	2	2	2
Net lease cost	$180	$178	$232

_______________
(a)Primarily consists of variable lease costs.
(b)Impairment charges relate to the exit and sublease of certain real estate operating leases. In 2020, the Company impaired or restructured a portion of its corporate headquarters in Madison, New Jersey and the relocation operations' main corporate location in Danbury, Connecticut.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2022	2021	2020
Supplemental cash flow information:
Operating cash flows from operating leases	$162	$162	$165
Operating cash flows from finance leases	1	1	2
Financing cash flows from finance leases	13	13	14

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$92	$134	$103
Finance leases	14	6	11

7.    GOODWILL AND INTANGIBLE ASSETS
Impairment of Goodwill and Other Indefinite-lived Intangibles
During the fourth quarter of 2022, the Company performed its impairment assessment of goodwill and other indefinite-lived intangible assets. This assessment resulted in the recognition of an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit and an impairment of franchise trademarks of $76 million. See Note 2, "Summary of Significant Accounting Policies—Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets", for additional information.
Goodwill
Goodwill by reportable segment and changes in the carrying amount are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Balance at January 1, 2020	$2,636	$669	$155	$3,460
Goodwill acquired	—	—	1	1
Goodwill reduction for sale of a business	—	(11)	—	(11)
Impairment (a)	(127)	(413)	—	(540)
Balance at December 31, 2020	2,509	245	156	2,910
Goodwill acquired (b)	—	24	2	26
Goodwill reduction for sale of business (c)	(3)	(10)	—	(13)
Balance at December 31, 2021	2,506	259	158	2,923
Goodwill acquired (d)	—	21	5	26
Goodwill reduction for sale of a business (e)	—	—	(32)	(32)
Impairment (f)	(114)	(280)	—	(394)
Balance at December 31, 2022	$2,392	$—	$131	$2,523
Goodwill and accumulated impairment summary:
Gross goodwill	$3,953	$1,088	$455	$5,496
Accumulated impairments (g)	(1,561)	(1,088)	(324)	(2,973)
Balance at December 31, 2022	$2,392	$—	$131	$2,523

_______________
(a)During the year ended December 31, 2020, the Company recognized a goodwill impairment charges of $413 million related to Owned Brokerage Group and $127 million at Franchise Group which related to $105 million during the nine months ended September 30, 2020 (while Cartus was held for sale) to reduce the net assets to the estimated proceeds and an additional goodwill impairment charge of $22 million during the fourth quarter of 2020 related to Cartus.
(b)Goodwill acquired during the year ended December 31, 2021 relates to the acquisition of three real estate brokerage operations and one title and settlement operation.
(c)Goodwill reduction during the year ended December 31, 2021 relates to the sale of a relocation-related business during the first quarter of 2021 and the sale of a business at Owned Brokerage Group during the second quarter of 2021.
(d)Goodwill acquired during the year ended December 31, 2022 relates to the acquisition of four real estate brokerage operations and two title and settlement operations.
(e)Goodwill reduction during the year ended December 31, 2022 relates to the sale of the Title Underwriter during the first quarter of 2022 (see Note 1, "Basis of Presentation", for a description of the transaction).
(f)During the year ended December 31, 2022, the Company recognized a goodwill impairment charge of $280 million related to Owned Brokerage Group reporting unit and a goodwill impairment charge of $114 million related to the Cartus/Leads Group reporting unit which is reported within the Franchise Group reportable segment.
(g)Includes impairment charges which reduced goodwill by $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Brokerage Acquisitions
None of the acquisitions were significant to the Company’s results of operations, financial position or cash flows individually or in the aggregate.
During the year ended December 31, 2022, the Company acquired four real estate brokerage operations through its wholly owned subsidiary, Owned Brokerage Group, for aggregate cash consideration of $16 million and established $11 million of contingent consideration. These acquisitions resulted in goodwill of $21 million, other intangibles of $6 million, other assets of $26 million and other liabilities of $26 million.
During the year ended December 31, 2021, the Company acquired three real estate brokerage operations through its wholly owned subsidiary, Owned Brokerage Group, for aggregate cash consideration of $26 million and established $6 million of contingent consideration. These acquisitions resulted in goodwill of $24 million, trademarks of $2 million, other intangibles of $4 million, other assets of $12 million and other liabilities of $10 million.
Intangible Assets
Intangible assets are as follows:

	As of December 31, 2022			As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,056	$954	$2,010	$989	$1,021
Indefinite life—Trademarks (b)	$611		$611	$687		$687
Other Intangibles
Amortizable—License agreements (c)	$45	$15	$30	$45	$14	$31
Amortizable—Customer relationships (d)	456	366	90	456	345	111
Indefinite life—Title plant shares (e)	28		28	25		25
Amortizable—Other (f)	11	9	2	16	12	4
Total Other Intangibles	$540	$390	$150	$542	$371	$171
_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise, title and relocation trademarks which are expected to generate future cash flows for an indefinite period of time. Franchise trademarks were impaired by $76 million during the fourth quarter of 2022.
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
(f)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 3 to 5 years.
Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2022	2021	2020
Franchise agreements	$67	$67	$67
License agreements	1	1	1
Customer relationships	21	22	5
Other	7	4	4
Total	$96	$94	$77
Based on the Company’s amortizable intangible assets as of December 31, 2022, the Company expects related amortization expense to be approximately $90 million, $89 million, $89 million, $89 million, $74 million and $645 million in 2023, 2024, 2025, 2026, 2027 and thereafter, respectively.
8.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	December 31,
	2022	2021
Prepaid contracts and other prepaid expenses	$81	$65
Prepaid agent incentives	55	42
Franchisee sales incentives	30	26
Other	39	50
Total other current assets	$205	$183
Accrued expenses and other current liabilities consisted of:

	December 31,
	2022	2021
Accrued payroll and related employee costs	$110	$284
Advances from clients	15	31
Accrued volume incentives	39	60
Accrued commissions	44	49
Restructuring accruals	14	10
Deferred income	62	59
Accrued interest	40	42
Current portion of finance lease liabilities	11	11
Due to former parent	20	19
Other	115	101
Total accrued expenses and other current liabilities	$470	$666

9.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2022	2021
Revolving Credit Facility	$350	$—
Extended Term Loan A	221	231
7.625% Senior Secured Second Lien Notes	—	542
4.875% Senior Notes	—	406
9.375% Senior Notes	—	545
5.75% Senior Notes	899	898
5.25% Senior Notes	985	—
0.25% Exchangeable Senior Notes	394	328
Total Short-Term & Long-Term Debt	$2,849	$2,950
Securitization Obligations:
Apple Ridge Funding LLC	$163	$116
Cartus Financing Limited	—	2
Total Securitization Obligations	$163	$118
Indebtedness Table
As of December 31, 2022, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Discount (Premium) and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (2)	$350	$ *	$350
Extended Term Loan A	(2)	February 2025	222	1	221
Senior Notes (3)	5.75%	January 2029	900	1	899
Senior Notes (3)	5.25%	April 2030	1,000	15	985
Exchangeable Senior Notes (4)	0.25%	June 2026	403	9	394
Total Short-Term & Long-Term Debt			$2,875	$26	$2,849
Securitization obligations: (5)
Apple Ridge Funding LLC		June 2023	$163	$ *	$163
_______________

*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of December 31, 2022, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility, with $750 million of available capacity. As of December 31, 2022, there were $350 million outstanding borrowings under the Revolving Credit Facility and $42 million of outstanding undrawn letters of credit. On February 22, 2023, the Company had $384 million outstanding borrowings under the Revolving Credit Facility and $35 million of outstanding undrawn letters of credit.
(2)See below under the header "Senior Secured Credit Agreement and Term Loan A Agreement" for additional information.
(3)See below under the header "Unsecured Notes" for additional information.
(4)See below under the header "Exchangeable Senior Notes" for additional information and Note 2, "Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements", related to the January 1, 2022 adoption of the new standard on "Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity".
(5)See below under the header "Securitization Obligations" for additional information.

Maturities Table
As of December 31, 2022, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

Year	Amount
2023 (a)	$366
2024	22
2025	184
2026	403
2027	—
_______________

(a)The current portion of long-term debt of $366 million shown on the Consolidated Balance Sheets consists of $350 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2022 and four quarters of 2023 amortization payments totaling $16 million for the Extended Term Loan A. Outstanding borrowings under the Revolving Credit Facility are classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities.
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
In July 2022, Anywhere Group entered into an amendment to the Senior Secured Credit Agreement that terminated the revolving credit commitments due February 2023, replaced LIBOR with a Term SOFR-based rate as the applicable benchmark for the Revolving Credit Facility, and extended the maturity of the Revolving Credit Facility to July 2027, subject to certain earlier springing maturity dates. The maturity date of the Revolving Credit Facility may spring forward to an earlier date as follows: (i) if on or before March 16, 2026, the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026), the maturity date of the Revolving Credit Facility will be March 16, 2026 and (ii) if on or before February 8, 2025, the "term A loans" under the Term Loan A Agreement have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise repaid by February 8, 2025), the maturity date of the Revolving Credit Facility will be February 8, 2025.
Senior Secured Credit Facility
The Senior Secured Credit Facility includes a $1,100 million Revolving Credit Facility which includes a $150 million letter of credit sub-facility.
The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Anywhere Group's option, a term SOFR-based rate including a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable SOFR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended December 31, 2022.

The obligations under the Senior Secured Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Anywhere Group, Anywhere Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries and subject to certain exceptions.
The Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Anywhere Group maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the Apple Ridge securitization obligations or our unsecured indebtedness, including the Unsecured Notes and the Exchangeable Senior Notes. At December 31, 2022, Anywhere Group was in compliance with the senior secured leverage ratio covenant.
Term Loan A Facility
The Term Loan A Facility includes the outstanding loans under the Term Loan A Facility (the "Extended Term Loan A") due February 2025. Until its repayment in full in September 2021, the Term Loan A Facility also included the Non-extended Term Loan A due February 2023. The Extended Term Loan A provides for quarterly amortization based on a percentage of the original principal amount of $237 million, which commenced on June 30, 2021, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025.
The interest rate with respect to the Term Loan A Facility is based on, at Anywhere Group's option, adjusted LIBOR or ABR, plus (in each case) an additional margin subject to adjustment based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable LIBOR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended December 31, 2022.
The Term Loan A Agreement contains covenants that are substantially similar to those in the Senior Secured Credit Agreement.
Repurchase and Redemption of 4.875% Senior Notes
During the second and third quarters of 2022, the Company used cash on hand to repurchase $67 million in principal amount of its 4.875% Senior Notes in open market purchases approximately at par value plus accrued interest to the repurchase date. In the fourth quarter of 2022, the Company redeemed all of its outstanding $340 million 4.875% Senior Notes utilizing borrowings under its Revolving Credit Facility, together with cash on hand. The 4.875% Senior Notes were paid at a redemption price of 100% plus the applicable "make whole" premium (as determined pursuant to the indenture governing the 4.875% Senior Notes), together with accrued interest to the redemption date. The 4.875% Senior Notes were scheduled to mature on June 1, 2023 and interest was payable semiannually on June 1 and December 1 of each year.
5.25% Senior Notes Issuance and Redemption of 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes
In the first quarter of 2022, the Company redeemed in full the outstanding 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes using net proceeds, together with cash on hand, from its issuance of 5.25% Senior Notes. The 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes were each paid at a redemption price of 100% plus the applicable "make whole" premium (as determined pursuant to the indenture governing the 7.625% Senior Secured Second Lien Notes or 9.375% Senior Notes, as applicable), together with accrued interest to the redemption date. The 7.625% Senior Secured Second Lien Notes were scheduled to mature on June 15, 2025 and interest was payable semiannually on

June 15 and December 15 of each year. The 9.375% Senior Notes were scheduled to mature on April 1, 2027 and interest was payable semi-annually on April 1 and October 1 of each year.
Unsecured Notes
The 5.75% Senior Notes and 5.25% Senior Notes (collectively the "Unsecured Notes") are unsecured senior obligations of Anywhere Group. The 5.75% Senior Notes mature on January 15, 2029 with interest on such notes payable each year semiannually on January 15 and July 15. The 5.25% Senior Notes mature on April 15, 2030 with interest on such notes payable each year semiannually on April 15 and October 15 which commenced April 15, 2022.
The Company may redeem all or a portion of the 5.75% Senior Notes or 5.25% Senior Notes, as applicable, at the redemption price set forth in the applicable indenture governing such notes, commencing on January 15, 2024 and April 15, 2025, respectively. Prior to those dates, the Company may redeem the applicable notes at its option, in whole or in part, at a redemption price equal to 100% of the principal amount of such notes redeemed plus a "make-whole" premium as set forth in the applicable indenture governing such notes. In addition, prior to the dates noted above, the Company may redeem up to 40% of the notes from the proceeds of certain equity offerings as set forth in the applicable indenture governing such notes.
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Anywhere Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Anywhere Group's outstanding debt securities and are guaranteed by Anywhere Holdings on an unsecured senior subordinated basis.
The indentures governing the Unsecured Notes contain various negative covenants that limit Anywhere Group's and its restricted subsidiaries' ability to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants include limitations on Anywhere Group's and its restricted subsidiaries' ability to (a) incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock, (b) pay dividends or make distributions to their stockholders, (c) repurchase or redeem capital stock, (d) make investments or acquisitions, (e) incur restrictions on the ability of certain of their subsidiaries to pay dividends or to make other payments to Anywhere Group, (f) enter into transactions with affiliates, (g) create liens, (h) merge or consolidate with other companies or transfer all or substantially all of their assets, (i) transfer or sell assets, including capital stock of subsidiaries and (j) prepay, redeem or repurchase debt that is subordinated in right of payment to the Unsecured Notes.
In particular, under the Unsecured Notes:
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
The consolidated leverage ratio is measured by dividing Anywhere Group's total net debt (excluding securitizations) by the trailing twelve-month EBITDA. EBITDA, as defined in the applicable indentures governing the Unsecured Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indenture governing the Unsecured Notes is Anywhere Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.
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
If certain corporate events that constitute a "Fundamental Change" (as defined in the indenture governing the Exchangeable Senior Notes) of the Company occur, then noteholders may require Anywhere Group to repurchase their Exchangeable Senior Notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the fundamental change repurchase date. The definition of Fundamental Change includes, among other things, certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.
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
Upon the adoption of ASU 2020-06 on January 1, 2022, the Company was required to account for its Exchangeable Senior Notes as a single liability resulting in the recombination of the debt liability and equity components. As a result, the Company derecognized the unamortized debt discount and related equity component associated with its Exchangeable Senior Notes resulting in an increase to Long-term debt of $65 million, a reduction to Additional paid-in capital of

$53 million, net of taxes, and a reduction to Deferred tax liabilities of $17 million. The Company recorded a cumulative effect of adoption adjustment of $5 million, net of taxes, as a reduction to Accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on its Exchangeable Senior Notes since issuance. See Note 2, "Summary of Significant Accounting Policies—Recently Adopted Accounting Pronouncements," for additional information.
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
At issuance, the Company recorded a deferred tax liability of $20 million related to the Exchangeable Senior Notes debt discount and a deferred tax asset of $18 million related to the exchangeable note hedge transactions. The deferred tax liability and deferred tax asset were recorded net within deferred income taxes in the Consolidated Balance Sheets upon issuance. The deferred tax liability related to the Exchangeable Senior Notes debt discount was reversed on January 1, 2022 upon the adoption of ASU 2020-06 as discussed above.
Securitization Obligations
Anywhere Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2023. As of December 31, 2022, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $163 million being utilized leaving $37 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
Anywhere Group, through a special purpose entity known as Cartus Financing Limited, also had securitization agreements providing for a revolving loan facility and a working capital facility that expired on September 30, 2022.
The Apple Ridge entities are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Anywhere Group’s relocation operations in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Anywhere Group’s general obligations. Under the Apple Ridge program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program.
The Apple Ridge program has restrictive covenants and trigger events, the occurrence of which could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of the Company's relocation services.
Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $206 million and $132 million of underlying relocation receivables and other related relocation assets at December 31, 2022 and 2021, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.

Interest incurred in connection with borrowings under these facilities amounted to $7 million and $4 million for the years ended December 31, 2022 and 2021, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. These securitization obligations represent floating rate debt for which the average weighted interest rate was 4.2% and 3.1% for the years ended December 31, 2022 and 2021, respectively.
Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
During the year ended December 31, 2022, the Company recorded a loss on the early extinguishment of debt of $96 million, as a result of the refinancing transactions during 2022, which includes $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes.
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
10.    FRANCHISING AND MARKETING ACTIVITIES
Domestic franchisee agreements generally require the franchisee to pay the Company an initial franchise fee for the franchisee's principal office plus a royalty fee that is a percentage of gross commission income, if any, earned by the franchisee. Franchisee fees can be structured in numerous ways. The Company utilizes multiple franchise fee models, including: (i) volume-based incentive (under which royalty fee rate is subject to reduction based on volume incentives); (ii) flat percentage royalty fee (under which the franchisee pays a fixed percentage of their commission income); (iii) capped fee (under which the franchisee pays a royalty fee capped at a set amount per independent sales agents per year); and (iv) tiered royalty fee (under which the franchisee pays a percentage of their gross commission income as a royalty fee). The volume incentives currently in effect vary for each eligible franchisee for which the Company provides a detailed table that describes the gross revenue thresholds required to achieve a volume incentive and the corresponding incentive amounts and are subject to change.
Domestic initial franchise fees and international area development fees were $4 million, $5 million and $7 million for each of the years ended December 31, 2022, 2021 and 2020, respectively. Franchise royalty revenue is recorded net of annual volume incentives provided to real estate franchisees of $61 million, $87 million and $63 million for the years ended December 31, 2022, 2021 and 2020, respectively.
The Company’s wholly-owned real estate brokerage services segment, Owned Brokerage Group, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. Owned Brokerage Group paid royalties to Franchise Group of $358 million, $393 million and $306 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Marketing fees are generally paid by the Company’s real estate franchisees and are generally calculated based on a specified percentage of gross closed commissions earned on real estate transactions, and may be subject to certain minimum and maximum payments. Brand marketing fund revenue was $89 million, $92 million and $69 million for the years ended December 31, 2022, 2021 and 2020, respectively, which included marketing fees paid to Franchise Group from Owned Brokerage Group of $15 million, $14 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.

The number of franchised and company owned offices in operation are as follows:

	(Unaudited) As of December 31,
	2022	2021	2020
Franchised (domestic and international):
Century 21®	13,611	14,246	13,222
ERA®	2,407	2,355	2,318
Coldwell Banker®	2,100	2,071	2,263
Coldwell Banker Commercial®	171	164	168
Sotheby’s International Realty®	1,035	986	952
Better Homes and Gardens® Real Estate	418	411	389
Corcoran®	82	122	74
Total Franchised	19,824	20,355	19,386
Company owned:
Coldwell Banker®	606	605	605
Sotheby’s International Realty®	44	41	39
Corcoran®	29	29	29
Total Company Owned	679	675	673
The number of franchised and company owned offices (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2022	2021	2020
Franchised (domestic and international):
Beginning balance	20,355	19,386	17,776
Additions	548	1,583	2,109
Terminations	(1,079)	(614)	(499)
Ending balance	19,824	20,355	19,386
Company owned:
Beginning balance	675	673	713
Additions	46	25	5
Closures	(42)	(23)	(45)
Ending balance	679	675	673
As of December 31, 2022, there were an insignificant number of franchise agreements that were executed for which offices are not yet operating. Additionally, as of December 31, 2022, there were an insignificant number of franchise agreements pending termination.
In order to assist franchisees in converting to one of the Company’s brands or as an incentive to renew their franchise agreement, the Company may at its discretion, provide incentives, primarily in the form of conversion notes or other note-backed funding. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts generally over the life of the franchise agreement. If the revenue performance thresholds are not met or the franchise agreement terminates, franchisees may be required to repay a portion of the outstanding notes. The amount of such franchisee conversion notes or other note-backed funding was $182 million and $164 million at December 31, 2022 and 2021, respectively. These notes are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a contra-revenue in the statement of operations related to the forgiveness and impairment of these notes and other sales incentives of $45 million for the year ended December 31, 2022 and $32 million for each of the years ended December 31, 2021 and 2020, respectively.

11.    EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
The Company’s defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. The net periodic pension benefit for 2022 was $1 million and was comprised of interest cost of approximately $4 million and the amortization of the actuarial net loss of $2 million, offset by a benefit of $7 million for the expected return on assets. The net periodic pension cost for 2021 was zero and was comprised of interest cost of approximately $3 million and the amortization of the actuarial net loss of $3 million, offset by a benefit of $6 million for the expected return on assets.
At December 31, 2022 and 2021, the accumulated benefit obligation of this plan was $107 million and $137 million, respectively, and the fair value of the plan assets were $90 million and $116 million, respectively, resulting in an unfunded accumulated benefit obligation of $17 million and $21 million, respectively, which is recorded in Other current and non-current liabilities in the Consolidated Balance Sheets.
Estimated future benefit payments from the plan as of December 31, 2022 are as follows:

Year	Amount
2023	$9
2024	9
2025	9
2026	9
2027	9
2028 through 2032	42
The minimum funding required during 2023 is estimated to be $1 million.
The following table presents the fair values of plan assets by category as of December 31, 2022:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity securities	—	50	—	50
Fixed income securities	—	39	—	39
Total	$1	$89	$—	$90
The following table presents the fair values of plan assets by category as of December 31, 2021:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity securities	—	64	—	64
Fixed income securities	—	49	—	49
Total	$3	$113	$—	$116
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. The related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $3 million and $4 million at December 31, 2022 and 2021, respectively.

DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain of its eligible employees an opportunity to accumulate funds for retirement and has a Company match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $22 million, $20 million and $10 million for the years ended December 31, 2022, 2021 and 2020, respectively.
12.    INCOME TAXES
The components of pretax income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Domestic	$(368)	$486	$(449)
Foreign	17	(3)	(11)
Pretax (loss) income	$(351)	$483	$(460)
The components of income tax (benefit) expense consisted of the following:

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$24	$29	$(5)
State	—	30	13
Foreign	4	2	2
Total current	28	61	10
Deferred:
Federal	(78)	70	(66)
State	(18)	2	(48)
Foreign	—	—	—
Total deferred	(96)	72	(114)
Income tax (benefit) expense	$(68)	$133	$(104)
A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 21% to the actual expense was as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal tax benefits	3	6	3
Discontinued operations—establishment/reversal of deferred tax liability (a)	—	—	10
Non-deductible equity compensation	—	1	(2)
Non-deductible executive compensation	(1)	1	(1)
Goodwill impairment	(8)	—	(7)
Uncertain tax positions	(1)	—	—
Tax credits (b)	7	—	—
Net change in valuation allowance	—	—	(1)
Other permanent differences	(2)	(1)	—
Effective tax rate	19%	28%	23%
_______________
(a)This item reflects the tax impact from the 2019 recognition of gain on the pending sale of Cartus (previously recorded in discontinued operations) and the 2020 de-recognition of that gain.
(b)This item includes a benefit related to the completion of a research tax credit study for tax years 2016 through 2022.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities are as follows:

	December 31,
	2022	2021
Deferred income tax assets:
Net operating loss carryforwards	$39	$45
Tax credit carryforwards	27	27
Accrued liabilities and deferred income	86	91
Interest expense limitation carryforward	41	—
Operating leases	133	147
Minimum pension obligations	14	15
Provision for doubtful accounts	9	9
Liability for unrecognized tax benefits	1	1
Interest rate swaps	—	12
Other	1	2
Total deferred tax assets	351	349
Less: valuation allowance	(20)	(20)
Total deferred income tax assets after valuation allowance	331	329
Deferred income tax liabilities:
Depreciation and amortization	433	546
Operating leases	111	119
Prepaid expenses	9	9
Basis difference in investment in joint ventures	17	7
Other	—	1
Total deferred tax liabilities	570	682
Net deferred income tax liabilities	$(239)	$(353)
As of December 31, 2022, the Company’s deferred tax asset for net operating loss carryforwards is primarily related to certain state net operating loss carryforwards which expire between 2025 and 2034. The Company’s deferred tax asset for tax credits carryforwards is primarily related to foreign tax credits and certain state R&D credits which expire between 2024 and 2033. The Company's interest expense limitation carryforward never expires.
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2022, the Company’s gross liability for unrecognized tax benefits was $20 million, of which $18 million would affect the Company’s effective tax rate, if recognized. The Company does not expect that its unrecognized tax benefits will significantly change over the next twelve months.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax returns for the 2006 through 2022 tax years remain subject to examination by federal and certain state tax authorities. In significant foreign jurisdictions, tax returns for the 2017 through 2022 tax years generally remain subject to examination by their respective tax authorities. The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $1 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next twelve months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recognized an increase of interest expense of $1 million for the year ended December 31, 2022 and no change of interest expense for the years ended December 31, 2021 and 2020.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2020	$20
Reduction due to lapse of statute of limitations	(1)
Unrecognized tax benefits—December 31, 2020	19
Settlements	(1)
Reduction due to lapse of statute of limitations	(1)
Unrecognized tax benefits—December 31, 2021	17
Gross increases - tax positions in prior periods	3
Gross decreases - tax positions in prior periods	(1)
Gross increases - tax positions in current period	1
Unrecognized tax benefits—December 31, 2022	$20
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
Tax Sharing Agreement
Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of payments made to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Anywhere, Wyndham Worldwide, Avis Budget or Travelport. With respect to any remaining residual legacy Cendant tax liabilities, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes or litigation on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.
13.    STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards to certain senior management members, employees and directors including non-qualified stock options, restricted stock units ("RSUs") and performance share units ("PSUs").
The Company's stockholders approved the Amended and Restated 2018 Long-Term Incentive Plan (the "2018 Plan") at the 2021 Annual Meeting of Stockholders held on May 5, 2021. Under the 2018 Plan, a total of 9 million shares were authorized for issuance and as of December 31, 2022, there are approximately 3.4 million shares available for future grants.
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
RSUs granted vest over three years, with 33.33% vesting on each anniversary of the grant date. The fair value of RSUs is equal to the closing sale price of the Company's common stock on the date of grant. During 2022, the Company granted restricted stock unit awards related to 1 million shares with a weighted average grant date fair value of $17.00 which includes shares granted to certain executives in March 2022 and directors in May 2022. There were 1.9 million shares underlying share-settled RSUs outstanding at December 31, 2022 with a weighted average grant date fair value of $15.40.
PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period which begins January 1st of the grant year and ends on December 31st of the third year following the grant year. These awards are measured according to two metrics: one is based upon the total stockholder return of Anywhere's common stock relative to the total stockholder return of the S&P MidCap 400 index (the "RTSR award"), and the other is based upon the achievement of cumulative free cash flow goals. The payout under each PSU award is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award) and will be distributed during the first quarter after the end of the performance period. The fair value of PSU awards without a market condition is equal to the closing sale price of the Company's common stock on the date of grant and the fair value of the RTSR awards is estimated on the date of grant using the Monte Carlo Simulation method. In March 2022, the Company granted performance stock unit awards related to 0.8 million shares with a weighted average grant date fair value of $16.51 to certain executives. There were 2 million shares outstanding at December 31, 2022 with a weighted average grant date fair value of $12.79.
Stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant. The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. There were 2.2 million options outstanding at December 31, 2022 with a weighted average exercise price of $25.42, including 2 million exercisable stock options, which have an intrinsic value of zero and a weighted average remaining contractual life of 3.8 years. The Company has not granted options since 2019 and forfeiture and exercise activity was immaterial for the year ended December 31, 2022.
Stock-Based Compensation Expense
As of December 31, 2022, based on current performance achievement expectations, there was $19 million of unrecognized compensation cost related to incentive equity awards under the plans which would be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.7 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $22 million, $29 million and $39 million for the years ended December 31, 2022, 2021 and 2020, respectively.
14.    RESTRUCTURING COSTS
Restructuring charges for the years ended December 31, 2022, 2021 and 2020 were $32 million, $17 million and $67 million, respectively. The components of the restructuring charges for the years ended December 31, 2022, 2021 and 2020 were as follows:

	Years Ended December 31,
	2022	2021	2020
Personnel-related costs (1)	$16	$6	$20
Facility-related costs (2)	16	11	47
Total restructuring charges (3)	$32	$17	$67
_______________
(1)Personnel-related costs consist of severance costs provided to employees who have been terminated.
(2)Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, amortization of lease assets that will continue to be incurred under the contract for its remaining term without economic benefit to the Company, accelerated depreciation on asset disposals and other facility and employee relocation related costs.
(3)Restructuring charges for the year ended December 31, 2022 include $20 million of expense related to the Operational Efficiencies Plan and $12 million of expense related to prior restructuring plans. Restructuring charges for the years ended December 31, 2021 and December 31, 2020 related to prior restructuring plans.
Operational Efficiencies Plan
Beginning in the third quarter of 2022, the Company commenced the implementation of a plan ("the Plan") to reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents as well as consumers from a marketing and technology perspective. Furthermore, in

January 2023, the Company executed a meaningful workforce reduction driven by worsening trends in the housing market. These actions build on the multiple other cost reduction and spending reprioritization initiatives such as simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of improving the consumer experience and the Company's ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support its independent sales agents, franchisees and consumers which includes investments in technology and innovative products, lead generation and franchisee support.
The following is a reconciliation of the beginning and ending reserve balances related to the Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2021	$—	$—	$—
Restructuring charges (1)	14	6	20
Costs paid or otherwise settled	(4)	(4)	(8)
Balance at December 31, 2022	$10	$2	12
_______________
(1)In addition, the Company incurred an additional $5 million of facility-related costs for lease asset impairments in connection with the Plan during the year ended December 31, 2022.
The following table shows the total costs currently expected to be incurred by type of cost related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$23	$14	$9
Facility-related costs	12	6	6
Total	$35	$20	$15

The following table shows the total costs currently expected to be incurred by reportable segment related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$2	$2	$—
Owned Brokerage Group	26	14	12
Title Group	—	—	—
Corporate and Other	7	4	3
Total	$35	$20	$15
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2021, the remaining liability related to these initiatives was $18 million. During the year ended December 31, 2022, the Company incurred $12 million of costs and paid or settled $18 million of costs resulting in a remaining accrual of $12 million at December 31, 2022. The remaining accrual of $12 million and total amount remaining to be incurred of $24 million primarily relate to the transformation of the Company's corporate headquarters.

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
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Insurance coverage may be unavailable for certain types of claims (including antitrust and Telephone Consumer Protection Act ("TCPA") litigation) and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses the Company incurs.
From time to time, even if the Company believes it has substantial defenses, it may consider litigation settlements based on a variety of circumstances.
Due to the foregoing factors as well as the factors set forth below, the Company could incur charges or judgments or enter into settlements of claims, based upon future events or developments, with liabilities that are materially in excess of amounts accrued and these judgments or settlements could have a material adverse effect on the Company’s financial condition, results of operations or cash flows in any particular period. As such, an increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on the Company's results of operations and cash flows for that period.
The below captioned matters address certain current litigation involving the Company, including antitrust litigation, litigation related to the TCPA, and worker classification litigation. The captioned matters described herein involve evolving, complex litigation and the Company assesses its accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust class action matters (the Burnett litigation) is scheduled to go to trial in October 2023 and the TCPA class action case is scheduled to go to trial in May 2023.
The Company disputes the allegations against it in each of these matters, believes it has substantial defenses against plaintiffs' claims and is vigorously defending these actions.
All of these matters are presented as currently captioned, but as noted elsewhere in this Annual Report, Realogy Holdings Corp. has been renamed Anywhere Real Estate Inc.
Antitrust Litigation
The cases included under this header, Antitrust Litigation, are class actions that challenge residential real estate industry rules and practices for payment of buyer broker commissions. The issues raised by these cases have not been previously adjudicated, and the cases are pending in multiple jurisdictions, are at various stages of litigation, claim to cover lengthy periods, involve different assertions with respect to liability and damages, include federal and certain state law claims, involve numerous and differing parties, and—given that antitrust laws generally provide for joint and several liability and treble damages—could result in a broad range of outcomes, making it difficult to predict possible damages or how legal, factual and damages issues will be resolved.
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
The Court granted class certification on April 22, 2022. The Company's petition for an interlocutory appeal of the class certification decision was denied by the United States Court of Appeals for the Eighth Circuit on June 2, 2022. The class the Court has certified includes, according to plaintiffs, over 310,000 transactions for which the plaintiffs are seeking a full refund of the buyer brokers’ commissions. On December 16, 2022, the Court issued a decision denying the defendants’ motions for summary judgment in this matter. The Court’s summary-judgment decision holds that plaintiffs have adduced evidence to support their contention that the challenged rules constitute per se violations of the Sherman Act. Because other courts considering similar antitrust challenges to MLS rules have held that such rules cannot be treated as per se violations, the defendants filed a motion asking the Court to certify the issue for a discretionary interlocutory appeal to the U.S. Court of Appeals for the Eighth Circuit, but the motion was denied by the Court on January 27, 2023.

On December 29, 2022 the court also entered an order directing the parties to conduct a mediation no later than March 15, 2023. On February 6, the court was advised that the parties had participated in the court-ordered mediation. This case had been scheduled to go to trial in February 2023. The court has now continued the trial until October 2023.
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
On May 2, 2022, the Court granted the motion to dismiss filed by the Company (together with the other companies named in the complaint) without prejudice. On July 6, 2022, plaintiffs filed an amended complaint substituting in eight new named plaintiffs and no longer naming Leeder as named plaintiff, that may consequently be referred to as Batton v. The National Association of Realtors, et al. The amended complaint is substantially similar to the original complaint but, in addition to the federal Sherman Act and unjust enrichment claims, plaintiffs have added two claims based on certain state antitrust statutes and consumer protection statutes. The Company (together with the other companies named in the complaint) filed a motion to dismiss the amended complaint on September 7, 2022. Plaintiffs’ opposition to the motion was filed October 21, 2022, and defendants’ reply was filed on November 22, 2022; that fully briefed motion to dismiss remains pending. Discovery has not commenced.
The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation.
Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020 (formerly captioned as Bauman), wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl and Burnett matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service (MLS Property Information Network, Inc.) that is owned by realtors, including in part by one of the Company's company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. On December 10, 2021, the Court denied the motion to dismiss filed in March 2021 by the Company (together with the other defendants named in the complaint). On March 1, 2022, plaintiffs filed an amended complaint substituting in two new named plaintiffs and no longer naming the Baumans as named plaintiffs, that may consequently be referred to as Nosalek v. MLS Property Information Network, Inc. On January 9, 2023, the plaintiffs filed a second amended complaint which, among other things, added certain entities as defendants, including certain Anywhere wholly-owned franchisor subsidiaries, removed the Count II state law claims that the plaintiffs had previously voluntarily dismissed, and redefined the covered area as limited to home sales in Massachusetts (removing New Hampshire and Rhode Island). The lawsuit seeks to represent a class of sellers who paid a broker commission in connection with the sale of a property listed in the MLS Property Information Network, Inc. On January 23, 2023, MLS Property Information Network, Inc., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. filed their answer to the second amended complaint. The Anywhere defendants filed their answer to the second amended complaint on February 21, 2023. Discovery in the case has commenced.
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
On January 18, 2023, the Court set a trial date of May 15, 2023. A mediation between the parties in August 2022 did not result in resolution of this matter. While the Company may pursue further attempts at mediation, it can provide no assurance as to whether any such mediation would be successful.
Plaintiffs claim that there were over 1.2 million calls that qualify for inclusion in the classes. The Company disputes the allegations against it in this case, believes it has substantial defenses to both plaintiffs’ liability claims and damage assertions, and is vigorously defending this action.
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

In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff's amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. In January 2021, the plaintiff filed a notice of appeal of the Court’s order granting the demurrer and filed its brief in support of the appeal in June 2021. In October 2021, Century 21 and Century 21 M&M filed their appellate brief in opposition to plaintiff’s appeal and in January 2022, plaintiff filed its reply brief in support of the appeal. In September 2022, Century 21 and Century 21 M&M filed a motion with the Appellate Court to dismiss the appeal in favor of arbitration in response to a recent change in the law, which the plaintiff opposed. On November 18, 2022, the Appellate Court issued an opinion affirming the trial court’s grant of the demurrer to Century 21 M&M and Century 21 (and, therefore, found the motion requesting arbitration to be moot). Plaintiff's petition for rehearing filed with the Appellate Court was denied on December 5, 2022 and, on January 26, 2023, plaintiff filed a petition for review of the Appellate Court’s ruling with the Supreme Court of the State of California. This case raises various previously unlitigated claims and the PAGA claim adds additional litigation, financial and operating uncertainties.
Other
Examples of other legal matters involving the Company may include, but are not limited to:
•antitrust and anti-competition claims;
•TCPA claims;
•claims alleging violations of RESPA, state consumer fraud statutes, federal consumer protection statutes or other state real estate law violations;
•employment law claims, including claims that independent residential real estate sales agents engaged by our company owned brokerages or by affiliated franchisees—under certain state or federal laws—are potentially employees instead of independent contractors, and they or regulators therefore may bring claims against our Owned Brokerage Group for breach of contract, wage and hour classification claims, wrongful discharge, unemployment and workers' compensation and could seek benefits, back wages, overtime, indemnification, penalties related to classification practices and expense reimbursement available to employees or make similar claims against Franchise Group as an alleged joint employer of an affiliated franchisee’s independent sales agents;
•other employment law matters, including other types of worker classification claims as well as wage and hour claims and retaliation claims;
•information security claims, including claims under new and emerging data privacy laws related to the protection of customer, employee or third-party information;
•cyber-crime claims, including claims related to the diversion of homesale transaction closing funds;
•vicarious or joint liability claims based upon the conduct of individuals or entities traditionally outside of our control, including franchisees and independent sales agents, under joint employer claims or other theories of actual or apparent agency;
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
•claims against the title agent contending that the agent knew or should have known that a transaction was fraudulent or that the agent was negligent in addressing title defects or conducting the settlement;
•claims related to disclosure or securities law violations as well as derivative suits; and
•fraud, defalcation or misconduct claims.

Other ordinary course legal proceedings that may arise from time to time include those related to commercial arrangements, indemnification (under contract or common law), franchising arrangements, the fiduciary duties of brokers, standard brokerage disputes like the failure to disclose accurate square footage or hidden defects in the property such as mold, claims under the False Claims Act (or similar state laws), consumer lending and debt collection law claims, state auction law, and violations of similar laws in countries where we operate around the world with respect to any of the foregoing. In addition, with the increasing requirements resulting from government laws and regulations concerning data breach notifications and data privacy and protection obligations, claims associated with these laws may become more common. While most litigation involves claims against the Company, from time to time the Company commences litigation, including litigation against former employees, franchisees and competitors when it alleges that such persons or entities have breached agreements or engaged in other wrongful conduct.
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
The due to former parent balance was $20 million and $19 million at December 31, 2022 and 2021, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250 thousand. These escrow and trust deposits totaled approximately $794 million at December 31, 2022. While these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2022 are approximately $116 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Operations Corporation from 2009 through 2058 for the licensing of the Better Homes and Gardens® Real Estate brand. The annual minimum fee was approximately $4 million in 2022 and will generally remain the same thereafter.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2022 are as follows:

Year	Amount
2023	$63
2024	39
2025	24
2026	10
2027	9
Thereafter	192
Total	$337
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
Insurance and Self-Insurance
The Consolidated Balance Sheets include liabilities relating to: (i) self-insured risks for errors and omissions and other legal matters incurred in the ordinary course of business within Owned Brokerage Group and (ii) premium and claim reserves for the Company’s title underwriting business. The Company may also be subject to legal claims arising from the handling of escrow transactions and closings. Owned Brokerage Group carries errors and omissions insurance for errors made during the real estate settlement process of $15 million in the aggregate, subject to a deductible of $1.5 million per occurrence. In addition, the Company carries an additional errors and omissions insurance policy for Anywhere Real Estate Inc. and its subsidiaries for errors made for real estate related services up to $45 million in the aggregate, subject to a deductible of $2.5 million per occurrence. This policy also provides excess coverage to Owned Brokerage Group creating an aggregate limit of $60 million, subject to Owned Brokerage Group's deductible of $1.5 million per occurrence.
The Company, through its appropriately licensed subsidiaries within Title Group, acts as a title agent in real estate transactions and helps to provide coverage for real property to mortgage lenders and buyers of real property. When a subsidiary within Title Group is acting as a title agent issuing a policy on behalf of an underwriter, assuming no negligence on the part of the title agent, such subsidiary is not liable for losses under those policies but rather the title insurer is typically liable for such losses.
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $13 million for both December 31, 2022 and 2021.
16.    EQUITY
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2020	$(8)	$(48)		$(56)
Other comprehensive loss before reclassifications	—	(6)		(6)
Amounts reclassified from accumulated other comprehensive loss	—	2	(3)	2
Income tax benefit	—	1		1
Current period change	—	(3)		(3)
Balance at December 31, 2020	(8)	(51)		(59)
Other comprehensive (loss) income before reclassifications	(1)	10		9
Amounts reclassified from accumulated other comprehensive loss	—	3	(3)	3
Income tax expense	—	(3)		(3)
Current period change	(1)	10		9
Balance at December 31, 2021	(9)	(41)		(50)
Other comprehensive income before reclassifications	—	1		1
Amounts reclassified from accumulated other comprehensive loss	—	2	(3)	2
Income tax expense	—	(1)		(1)
Current period change	—	2		2
Balance at December 31, 2022	$(9)	$(39)		$(48)
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
(2)As of December 31, 2022, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.
(3)These amounts represent the amortization of actuarial gain (loss) to periodic pension cost and were reclassified from accumulated other comprehensive income to the general and administrative expenses line on the statement of operations.

Anywhere Group Statements of Equity for the years ended December 31, 2022, 2021 and 2020
Total equity for Anywhere Group equals that of Anywhere, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Anywhere Group for each of the three years ended December 31, 2022, 2021 and 2020.

	Anywhere Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2020	—	$—	$4,843	$(2,695)	$(56)	$4	$2,096
Net (loss) income	—	—	—	(360)	—	4	(356)
Other comprehensive loss	—	—	—	—	(3)	—	(3)
Stock-based compensation	—	—	34	—	—	—	34
Dividends	—	—	—	—	—	(4)	(4)
Balance at December 31, 2020	—	$—	$4,877	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	343	—	7	350
Other comprehensive income	—	—	—	—	9	—	9
Contributions from Anywhere	—	—	51	—	—	—	51
Stock-based compensation	—	—	20	—	—	—	20
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	—	$—	$4,948	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net loss (income)	—	—	—	(287)	—	4	(283)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	—	—	(97)	—	—	—	(97)
Contributions from Anywhere	—	—	2	—	—	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(8)	(8)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2022	—	$—	$4,806	$(2,994)	$(48)	$3	$1,767

17.     EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Anywhere
Basic earnings (loss) per common share is computed based on net income (loss) attributable to Anywhere stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that the Company could be obligated to issue from its Exchangeable Senior Notes and warrants if dilutive (see Note 9, "Short and Long-Term Debt", for further discussion) and outstanding stock-based compensation awards (see Note 13, "Stock-Based Compensation", for further discussion). For purposes of computing diluted earnings (loss) per common share, weighted average common shares do not include potentially dilutive common shares if their effect is anti-dilutive. As such, the shares that the Company could be obligated to issue from its stock options, warrants and Exchangeable Senior Notes are excluded from the earnings (loss) per share calculation if the exercise or exchangeable price exceeds the average market price of common shares.
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of December 31, 2022 as the closing price of the Company's common stock as of December 31, 2022 was less than the initial exchange price.
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2022	2021	2020
Numerator:
Net (loss) income attributable to Anywhere shareholders	$(287)	$343	$(360)
Denominator:
Weighted average common shares outstanding (denominator for basic (loss) earnings per share calculation)	113.8	116.4	115.2
Dilutive effect of stock-based compensation awards (a)	—	3.8	—
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—
Weighted average common shares outstanding (denominator for diluted (loss) earnings per share calculation)	113.8	120.2	115.2
(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(2.52)	$2.95	$(3.13)
Diluted (loss) earnings per share	$(2.52)	$2.85	$(3.13)
_______________
(a)The Company was in a net loss position for the years ended December 31, 2022 and 2020, and therefore the impact of incentive equity awards were excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. The year ended December 31, 2021 excludes 3.7 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts, that are anti-dilutive to the diluted earnings per share computation.
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. From the date of authorization through December 31, 2022, the Company repurchased and retired 8.8 million shares of common stock for $97 million. As of December 31, 2022, $203 million remained available for repurchase under the share repurchase program. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation.
18.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
RISK MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through senior secured debt. At December 31, 2022, the Company's primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on variable rate borrowings under the Term Loan A Facility, and SOFR, due to its impact on our borrowings under the Revolving Credit Facility. In connection with the July 2022 Amendment to the Senior Secured Credit Facility, LIBOR was replaced with a SOFR-based rate plus a 10 basis point SOFR credit spread adjustment as the applicable benchmark for the Revolving Credit Facility.

As of December 31, 2022, the Company had variable interest rate long-term debt from outstanding amounts under the Term Loan A Facility of $222 million, which was based on LIBOR, and outstanding amounts under our Revolving Credit Facility of $350 million, which was based on term SOFR, excluding $163 million of securitization obligations.
The Company historically used interest rate swaps to manage a portion of the Company's exposure to changes in interest rate associated with variable rate borrowings. During September 2022, the Company terminated $550 million of its interest rate swaps which had expiration dates of August 2025 and November 2027 and the Company's remaining interest rate swaps, which had a value of $450 million, expired in November 2022.
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
As of December 31, 2022, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
Owned Brokerage Group operates real estate brokerage offices located in and around large metropolitan areas in the U.S. Owned Brokerage Group has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2022, Owned Brokerage Group generated approximately 23% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida. For the year ended December 31, 2021, Owned Brokerage Group generated approximately 25% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida. For the year ended December 31, 2020, Owned Brokerage Group generated approximately 24% of its revenues from California, 20% from the New York metropolitan area and 11% from Florida.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. During September 2022, the Company terminated $550 million of its interest rate swaps which had expiration dates of August 2025 and November 2027 and the Company's remaining interest rate swaps, which had a value of $450 million, expired in November 2022. As of December 31, 2022, the Company had no interest rate swaps.
The swaps helped to protect the Company's outstanding variable rate borrowings from future interest rate volatility. The Company had not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value was recorded in the Consolidated Statements of Operations.
The fair value of derivative instruments was as follows:

Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2022	December 31, 2021
Interest rate swap contracts	Other current and non-current liabilities	—	46
The effect of derivative instruments on earnings was as follows:

Derivative Instruments Not Designated as Hedging Instruments	Location of (Gain) or Loss Recognized for Derivative Instruments	(Gain) or Loss Recognized on Derivatives
		Year Ended December 31,
		2022	2021	2020
Interest rate swap contracts	Interest expense	$(40)	$(14)	$51

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
The following table summarizes fair value measurements by level at December 31, 2022 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	12	12
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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2021	$9
Additions: contingent consideration related to acquisitions completed during the period	13
Reductions: payments of contingent consideration	(4)
Changes in fair value (reflected in general and administrative expenses)	(6)
Fair value of contingent consideration at December 31, 2022	$12
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2022		December 31, 2021
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$350	$350	$—	$—
Extended Term Loan A	222	216	232	231
7.625% Senior Secured Second Lien Notes	—	—	550	583
4.875% Senior Notes	—	—	407	418
9.375% Senior Notes	—	—	550	596
5.75% Senior Notes	900	680	900	923
5.25% Senior Notes	1,000	729	—	—
0.25% Exchangeable Senior Notes	403	280	403	399
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
In October 2022, the Company initiated a plan to integrate Owned Brokerage Group and Title Group. However, based upon industry and business developments during the fourth quarter of 2022, the Company has determined that its reportable segments will remain consistent at December 31, 2022 with prior periods.

	Revenues (a)
	Year Ended December 31,
	2022	2021	2020
Franchise Group	$1,145	$1,249	$1,059
Owned Brokerage Group	5,606	6,189	4,742
Title Group	530	952	736
Corporate and Other (b)	(373)	(407)	(316)
Total Company	$6,908	$7,983	$6,221

_______________
(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $373 million, $407 million and $316 million for the years ended December 31, 2022, 2021 and 2020, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net (loss) income attributable to Anywhere and Anywhere Group for the years ended December 31, 2022, 2021 and 2020:

	Operating EBITDA
	Year Ended December 31,
	2022	2021	2020
Franchise Group	$670	$751	$594
Owned Brokerage Group	(86)	109	48
Title Group	9	200	226
Corporate and Other (a)(d)	(144)	(158)	(142)
Total Company	449	902	726
Less: Depreciation and amortization	214	204	186
Interest expense, net	113	190	246
Income tax (benefit) expense	(68)	133	(104)
Restructuring costs, net (b)	32	17	67
Impairments (c)	483	4	682
Former parent legacy cost, net (d)	1	1	1
Loss on the early extinguishment of debt (d)	96	21	8
Gain on the sale of businesses, investments or other assets, net (e)	(135)	(11)	—
Net (loss) income attributable to Anywhere and Anywhere Group	$(287)	$343	$(360)
______________
(a)Includes the elimination of transactions between segments.
(b)The year ended December 31, 2022 includes restructuring charges of $1 million at Franchise Group, $19 million at Owned Brokerage Group and $12 million at Corporate and Other.
The year ended December 31, 2021 includes restructuring charges of $5 million at Franchise Group, $7 million at Owned Brokerage Group and $5 million at Corporate and Other.
The year ended December 31, 2020 includes restructuring charges of $15 million at Franchise Group, $37 million at Owned Brokerage Group, $4 million at Title Group and $11 million at Corporate and Other.
(c)Non-cash impairments for the year ended December 31, 2022 include an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit, an impairment of franchise trademarks of $76 million and $13 million of other impairment charges related to lease asset, investment and software impairments.
Non-cash impairments for the year ended December 31, 2021 primarily relate to software and lease asset impairments.
Non-cash impairments for the year ended December 31, 2020 include:
•a goodwill impairment charge of $413 million related to Owned Brokerage Group;
•an impairment charge of $30 million related to Franchise Group's trademarks;
•$133 million of impairment charges during the nine months ended September 30, 2020 (while Cartus was held for sale) to reduce the net assets to the estimated proceeds;
•a goodwill impairment charge of $22 million related to Cartus;
•an impairment charge of $34 million related to Cartus' trademarks; and
•other asset impairments of $50 million primarily related to lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other.
(e)Gain on the sale of businesses, investments or other assets, net for the year ended December 31, 2022 is recorded in Title Group and related to the sale of the Title Underwriter during the first quarter of 2022 and the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the second quarter of 2022. Gain on the sale of businesses, investments or other assets, net for the year ended December 31, 2021 is primarily recorded in Owned Brokerage Group.

Depreciation and Amortization

	Year Ended December 31,
	2022	2021	2020
Franchise Group	$119	$112	$87
Owned Brokerage Group	63	56	59
Title Group	11	11	11
Corporate and Other	21	25	29
Total Company	$214	$204	$186
Segment Assets

	As of December 31,
	2022	2021
Franchise Group	$4,730	$4,821
Owned Brokerage Group	741	1,021
Title Group	562	724
Corporate and Other	350	644
Total Company	$6,383	$7,210
Capital Expenditures

	Year Ended December 31,
	2022	2021	2020
Franchise Group	$42	$29	$27
Owned Brokerage Group	40	43	39
Title Group	11	13	9
Corporate and Other	16	16	20
Total Company	$109	$101	$95
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2022
Net revenues	$6,829	$79	$6,908
Total assets	6,309	74	6,383
Net property and equipment	316	1	317
On or for the year ended December 31, 2021
Net revenues	$7,919	$64	$7,983
Total assets	7,157	53	7,210
Net property and equipment	309	1	310
On or for the year ended December 31, 2020
Net revenues	$6,145	$76	$6,221
Total assets	6,878	56	6,934
Net property and equipment	316	1	317

EXHIBIT INDEX
Exhibit    Description
2.1    Separation and Distribution Agreement by and among Cendant Corporation, Anywhere Real Estate Group LLC (f/k/a Realogy Corporation), Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Anywhere Real Estate Group LLC’s Current Report on Form 8-K filed July 31, 2006).
2.2    Letter Agreement dated August 23, 2006 relating to the Separation and Distribution Agreement by and among Anywhere Real Estate Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 27, 2006 (Incorporated by reference to Exhibit 2.1 to Anywhere Real Estate Group LLC's Current Report on Form 8-K filed August 23, 2006).
3.1    Restated Certificate of Incorporation of Anywhere Real Estate Inc. (Incorporated by reference to Exhibit 3.1 to Registrants' Quarterly Report on Form 10-Q filed on August 5, 2022).
3.2    Sixth Amended and Restated Bylaws of Anywhere Real Estate Inc., as adopted by the Board of Directors, effective June 9, 2022 (Incorporated by reference to Exhibit 3.2 to Registrants' Current Form 8-K filed on June 9, 2022).
3.3    Certificate of Amendment of Anywhere Real Estate Group LLC (Incorporated by reference to Exhibit 3.3 to Registrants' Current Report on Form 8-K filed on June 9, 2022).
3.4    Amended and Restated Limited Liability Company Agreement of Anywhere Real Estate Group LLC (Incorporated by reference to Exhibit 3.4 to Registrants' Current Report on Form 8-K filed on June 9, 2022).
4.1    Indenture, dated as of January 11, 2021, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), as Issuer, Anywhere Co-Issuer Corp. (f/k/a Realogy Co-Issuer Corp.), as Co-Issuer, Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), the Note Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.75% Senior Notes due 2029 (the "5.75% Senior Note Indenture") (incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.2    Form of 5.75% Senior Notes due 2029 (included in the 5.75% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 11, 2021).
4.3    Supplemental Indenture No. 1 dated as of February 4, 2021 to the 5.75% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to Registrants' Current Report on Form 8-K filed on February 4, 2021).
4.4    Supplemental Indenture No. 2 dated as of November 1, 2021 to the 5.75% Senior Note Indenture (Incorporated by reference to Exhibit 4.12 to Registrant's Form 10-K for the year ended December 31, 2021).
4.5    Indenture, dated as of June 2, 2021, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), as Issuer, Anywhere Co-Issuer Corp. (f/k/a Realogy Co-Issuer Corp.), as Co-Issuer, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 0.25% Exchangeable Senior Notes due 2026 (the "0.25% Exchangeable Senior Notes Indenture") (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
4.6     Supplemental Indenture No. 1 dated as of November 1, 2021 to the 0.25% Exchangeable Senior Note Indenture (Incorporated by reference to Exhibit 4.14 to Registrant's Form 10-K for the year ended December 31, 2021).
4.7    Form of 0.25% Exchangeable Senior Note due 2026 (included in the 0.25% Exchangeable Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
4.8     Indenture, dated as of January 10, 2022, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), as Issuer, Anywhere Co-Issuer Corp. (f/k/a Realogy Co-Issuer Corp.), as Co-Issuer, Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), the Note Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.250% Senior Notes due 2030 (the "5.250% Senior Note Indenture") (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 10, 2022).
4.9    Form of 5.250% Senior Notes due 2030 (included in the 5.250% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 10, 2022).
4.10*    Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

Exhibit    Description
10.1    Tax Sharing Agreement by and among Anywhere Real Estate Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (the "Tax Sharing Agreement") (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Group LLC's Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.2    Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement (Incorporated by reference to Exhibit 10.2 to Anywhere Real Estate Group LLC's Form 10-Q for the period ended June 30, 2008).
10.3    Amended and Restated Credit Agreement, dated as of March 5, 2013, among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the lenders party thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other financial institutions parties thereto (the "Amended and Restated Credit Agreement") (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the period ended March 31, 2013).
10.4    First Amendment, dated as of March 10, 2014, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 10, 2014).
10.5    Second Amendment, dated as of October 23, 2015, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.6    Third Amendment, dated as of July 20, 2016, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on July 22, 2016).
10.7    Fourth Amendment, dated as of January 23, 2017, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on January 23, 2017).
10.8    Fifth Amendment, dated as of February 8, 2018, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on February 8, 2018).
10.9    Sixth Amendment, dated as of February 8, 2018, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on February 8, 2018).
10.10    Eighth Amendment, dated as of August 2, 2019, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.2 to Registrants' Quarterly Report on Form 10-Q for the period ended June 30, 2019).
10.11    Ninth Amendment, dated as of July 24, 2020, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on July 30, 2020).
10.12    Tenth Amendment, dated as of January 27, 2021, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on January 27, 2021).
10.13    Eleventh Amendment, dated as of July 27, 2022, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on July 28, 2022).
10.14    Incremental Assumption Agreement, dated as of January 23, 2017, among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the financial institutions party thereto, and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on January 23, 2017).
10.15    2019 Incremental Assumption Agreement, dated as of March 27, 2019, among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the financial institution party thereto and JPMorgan Chase Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 29, 2019).
10.16    Amended and Restated Guaranty and Collateral Agreement, dated as of March 5, 2013, among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the subsidiary loan parties thereto, and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on March 8, 2013).
10.17    Term Loan A Agreement, dated as of October 23, 2015, among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the lenders party thereto from time to time and JPMorgan Chase Bank, N.A., as administrative agent for the lenders (the "Term Loan A Agreement") (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on October 28, 2015).

Exhibit    Description
10.18    First Amendment, dated as of July 20, 2016, to the Term Loan A Agreement (Incorporated by reference to Exhibit 10.1to Registrants' Current Report on Form 8-K filed on July 22, 2016).
10.19    Second Amendment, dated as of February 8, 2018, to the Term Loan A Agreement (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on February 8, 2018).
10.20    Third Amendment, dated as of July 24, 2020, to the Term Loan A Agreement (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on July 30, 2020).
10.21    Fourth Amendment, dated as of January 27, 2021, to the Term Loan A Agreement (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on January 27, 2021).
10.22    Term Loan A Guaranty and Collateral Agreement, dated as of October 23, 2015, among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the subsidiary loan parties thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.23    First Priority Intercreditor Agreement, dated as of February 2, 2012, among Anywhere Real Estate Group LLC (f/k/a Realogy Corporation), the other Grantors (as defined therein) from time to time party hereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein) and as Authorized Representative for the Credit Agreement Secured Parties, The Bank of New York, Mellon Trust Company, N.A., as the collateral agent and Authorized Representative for the Initial Additional First Lien Priority Note Secured Parties (as defined therein) (Incorporated by reference as Exhibit 10.13 to Registrants' Form 10-K for the year ended December 31, 2011).
10.24    Joinder No. 1 dated as of October 23, 2015 to the First Lien Priority Intercreditor Agreement dated as of February 2, 2012, with JPMorgan Chase Bank, N.A. and the other parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.25    First Lien / Second Lien Intercreditor Agreement, dated as of June 16, 2020, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the other Grantors (as defined therein) party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative (as defined therein), The Bank of New York, Mellon Trust Company, N.A., as the Initial Second Lien Priority Representative (as defined therein), and the additional authorized representatives from time to time party thereto (the "First Lien / Second Lien Intercreditor Agreement") (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 17, 2020).
10.26    Joinder No. 1 dated as of August 28, 2020 to the First Lien / Second Lien Intercreditor Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Quarterly Report on Form 10-Q for the period ended September 30, 2020).
10.27    Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby's International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation)(the "Trademark License Agreement") (Incorporated by reference to Exhibit 10.12 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.28    Amendment No. 1 to Trademark License Agreement, dated May 2, 2005 (Incorporated by reference to Exhibit 10.12(a) to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.29    Amendment No. 2 to Trademark License Agreement, dated May 2, 2005 (Incorporated by reference to Exhibit 10.12(b) to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.30    Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.31    Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Anywhere Real Estate Group LLC's ((f/k/a Realogy Corporation) Quarterly Report on Form 10-Q for the period ended June 30, 2009).

Exhibit    Description
10.32    Amendment No. 3 to Trademark License Agreement dated January 14, 2011 (Incorporated by reference to Exhibit 10.49 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).
10.33    Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Anywhere Real Estate Operations LLC (f/k/a Realogy Operations LLC) (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).
10.34    First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Anywhere Real Estate Operations LLC (f/k/a Realogy Operations LLC) amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the period ended March 31, 2013).
10.35    Guaranty dated November 23, 2011, by Anywhere Real Estate Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).
10.36    Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Anywhere Real Estate Inc.'s (f/k/a Realogy Holdings Corp.) Registration Statement on Form S-1 (File No. 333-181988).
10.37    Form of Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
10.38    Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 3, 2021
10.39**    Amended and Restated Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on May 5, 2016).
10.40**    Amendment to the Amended and Restated Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrants' Form 10-Q for the period ended September 30, 2017).
10.41**     Form of Stock Option Agreement under the Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to Registrants' Form 10-K for the year ended December 31, 2016).
10.42**    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the six month period ended June 30, 2021).
10.43**    Anywhere Real Estate Inc. Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Inc.'s Current Report on Form 8-K filed on May 5, 2021).
10.44**    Form of Notice of Grant and Stock Option Agreement under the 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.67 to Registrants' Form 10-K for the year ended December 31, 2018).
10.45**    Form of Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.1 to Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.46**    Form of Notice of Grant and Performance Share Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.47**     Form of Notice of Grant and Cash-Settled Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.71 to Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.48**     Form of Notice of Grant and Long-Term Performance Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.72 to Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.49**     Form of Notice of Grant and Time-Vested Cash Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.73 to Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.50**    Performance and Retention Award between Ryan Schneider and Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) (Incorporated by reference to Exhibit 10.6 to Registrants' Quarterly Report on Form 10-Q for the period ended September 30, 2020).

Exhibit    Description
10.51**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Severance Pay Plan for Executives (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.52*, **    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) First Amendment to Severance Pay Plan for Executives.
10.53**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Change in Control Plan for Executives (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.54**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Executive Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.55**    Amended and Restated Realogy Group LLC (now known as Anywhere Real Estate Group LLC) Executive Deferred Compensation Plan (the "Amended and Restated Executive Deferred Compensation Plan") (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).
10.56**    Amendment No. 1 dated November 4, 2014 to the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.26 to Registrants' Form 10-K for the year ended December 31, 2014).
10.57**    Amendment No. 2 dated December 11, 2014 the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.27 to Registrants' Form 10-K for the year ended December 31, 2014).
10.58**    Amendment No. 3 dated December 15, 2017 to the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on December 15, 2017).
10.59**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Director Deferred Compensation Plan (the "Director Deferred Compensation Plan") (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the period ended March 31, 2013).
10.60**    Amendment No. 1 dated November 4, 2014 to the Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.29 to Registrants' Form 10-K for the year ended December 31, 2014).
10.61**    Amendment No. 2 dated December 11, 2014 to the Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 to Registrants' Form 10-K for the year ended December 31, 2014).
10.62**    Amended and Restated Employment Agreement, dated as of August 4, 2022, between Anywhere Real Estate Inc. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.2 to Registrants' Quarterly Report Form 10-Q for the period ended June 30, 2022, filed on August 5, 2022).
10.63**     Letter Agreement dated February 23, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Donald J. Casey (Incorporated by reference to Exhibit 10.72 to Registrants' Form 10-K for the year ended December 31, 2018).
10.64**    Letter Agreement dated February 28, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Charlotte Simonelli (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 11, 2019).
10.65**    Letter Agreement dated February 26, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Marilyn J. Wasser (Incorporated by reference to Exhibit 10.4 to Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 2019).
21.1*    Subsidiaries of Anywhere Real Estate Inc. and Anywhere Real Estate Group LLC.
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
101    The following information from Anywhere's Annual Report on Form 10-K for the fiscal year ended December 31, 2022, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2022 and 2021; (ii) the Consolidated Statements of Operations for the years ended December 31, 2022, 2021 and 2020; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2022, 2021 and 2020; (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2022, 2021 and 2020; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020; and (vi) the Notes to the Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
_______________
*    Filed herewith.
**    Compensatory plan or arrangement.