Form 10-Q
period 2023-03-31
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2023-05-03
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 110,370,251 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of May 1, 2023.
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
As used in this Quarterly Report on Form 10-Q:
•"Senior Secured Credit Agreement" refers to the Amended and Restated Credit Agreement dated as of March 5, 2013, as amended, amended and restated, modified or supplemented from time to time, that governs the senior secured credit facility, or "Senior Secured Credit Facility", which includes the "Revolving Credit Facility";
•"Term Loan A Agreement" refers to the Term Loan A Agreement, dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time, which includes "Extended Term Loan A", also referred to as the "Term Loan A Facility;"
•"5.75% Senior Notes" and "5.25% Senior Notes" refer to our 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, respectively, and are referred to collectively as the "Unsecured Notes;"
•"4.875% Senior Notes" refer to our 4.875% Senior Notes due 2023 (redeemed in full in November 2022), "9.375% Senior Notes" refers to 9.375% Senior Notes due 2027 (redeemed in full in February 2022) and "7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025 (redeemed in full in February 2022); and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.

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
•We are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, which could include, but are not limited to:
◦contraction, stagnation or uncertainty in the U.S. economy;
◦economic instability, including as related to foreign conflicts;
◦continued or accelerated increases in inflation;
◦the impact of any recent or future bank failures; and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment or tax reform;
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
•Our substantial indebtedness, alone or in combination with other factors, could adversely limit our operations and/or adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and our ability, and any actions we may take, to refinance, restructure or repay our indebtedness or incur additional indebtedness;
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

◦difficulties in the business of, or challenges in our relationships with the owners of the two brands we do not own;
◦the geographic and high-end market concentration of our company owned brokerages;
◦the loss of our largest real estate benefit program client or multiple significant relocation clients;
◦the failure of third-party vendors or partners to perform as expected or our failure to adequately monitor them;
◦our reliance on information technology to operate our business and maintain our competitiveness; and
◦the negligence or intentional actions of affiliated franchisees and their independent sales agents or independent sales agents engaged by our company owned brokerages, which are traditionally outside of our control, and any resulting direct claims against us based on theories of vicarious liability, negligence, joint operations or joint employer liability;
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
•We face risks related to potential attrition among our senior executives or other key employees;
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
•Market forecasts and estimates, including our internal estimates, may prove to be inaccurate and, even if achieved, our business could fail to grow; and
•We face risks related to our common stock, including that price of our common stock may fluctuate significantly.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), particularly under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of March 31, 2023, and the related condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive (loss) income, equity and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 3, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of March 31, 2023, and the related condensed consolidated statements of operations, comprehensive (loss) income and cash flows for the three-month periods ended March 31, 2023 and 2022, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of operations, comprehensive (loss) income, and of cash flows for the year then ended (not presented herein), and in our report dated February 24, 2023, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2022, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 3, 2023

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Revenues
Gross commission income	$903	$1,247
Service revenue	127	246
Franchise fees	69	99
Other	32	43
Net revenues	1,131	1,635
Expenses
Commission and other agent-related costs	723	988
Operating	286	406
Marketing	49	64
General and administrative	123	98
Former parent legacy cost, net	16	—
Restructuring costs, net	25	4
Impairments	4	—
Depreciation and amortization	50	51
Interest expense, net	38	18
Loss on the early extinguishment of debt	—	92
Other income, net	(1)	(131)
Total expenses	1,313	1,590
(Loss) income before income taxes, equity in losses and noncontrolling interests	(182)	45
Income tax (benefit) expense	(46)	12
Equity in losses of unconsolidated entities	2	10
Net (loss) income	(138)	23
Less: Net income attributable to noncontrolling interests	—	—
Net (loss) income attributable to Anywhere and Anywhere Group	$(138)	$23

(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(1.26)	$0.20
Diluted (loss) earnings per share	$(1.26)	$0.19
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	109.8	117.1
Diluted	109.8	120.4

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2023	2022
Net (loss) income	$(138)	$23
Currency translation adjustment	—	—
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	1	1
Other comprehensive income, before tax	1	1
Income tax expense related to items of other comprehensive income amounts	—	—
Other comprehensive income, net of tax	1	1
Comprehensive (loss) income	(137)	24
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive (loss) income attributable to Anywhere and Anywhere Group	$(137)	$24

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$122	$214
Restricted cash	4	4
Trade receivables (net of allowance for doubtful accounts of $12 for both periods presented)	149	201
Relocation receivables	236	210
Other current assets	214	205
Total current assets	725	834
Property and equipment, net	303	317
Operating lease assets, net	402	422
Goodwill	2,523	2,523
Trademarks	611	611
Franchise agreements, net	938	954
Other intangibles, net	144	150
Other non-current assets	549	572
Total assets	$6,195	$6,383
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$123	$184
Securitization obligations	173	163
Current portion of long-term debt	398	366
Current portion of operating lease liabilities	117	122
Accrued expenses and other current liabilities	517	470
Total current liabilities	1,328	1,305
Long-term debt	2,480	2,483
Long-term operating lease liabilities	357	371
Deferred income taxes	193	239
Other non-current liabilities	207	218
Total liabilities	4,565	4,616
Commitments and contingencies (Note 7)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 110,356,383 shares issued and outstanding at March 31, 2023 and 109,480,357 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	4,805	4,805
Accumulated deficit	(3,132)	(2,994)
Accumulated other comprehensive loss	(47)	(48)
Total stockholders' equity	1,627	1,764
Noncontrolling interests	3	3
Total equity	1,630	1,767
Total liabilities and equity	$6,195	$6,383
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net (loss) income	$(138)	$23
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	50	51
Deferred income taxes	(47)	(6)
Impairments	4	—
Amortization of deferred financing costs and debt premium	2	3
Loss on the early extinguishment of debt	—	92
Gain on the sale of businesses, investments or other assets, net	(1)	(131)
Equity in losses of unconsolidated entities	2	10
Stock-based compensation	4	6
Mark-to-market adjustments on derivatives	—	(26)
Other adjustments to net (loss) income	—	1
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	52	(2)
Relocation receivables	(26)	(35)
Other assets	9	(37)
Accounts payable, accrued expenses and other liabilities	(21)	(172)
Dividends received from unconsolidated entities	1	1
Other, net	(4)	(11)
Net cash used in operating activities	(113)	(233)
Investing Activities
Property and equipment additions	(18)	(29)
Payments for acquisitions, net of cash acquired	—	(3)
Net proceeds from the sale of businesses	6	58
Investment in unconsolidated entities	—	(7)
Proceeds from the sale of investments in unconsolidated entities	6	—
Other, net	1	17
Net cash (used in) provided by investing activities	(5)	36
Financing Activities
Net change in Revolving Credit Facility	30	—
Proceeds from issuance of 5.25% Senior Notes	—	1,000
Redemption of 7.625% Senior Secured Second Lien Notes	—	(550)
Redemption of 9.375% Senior Notes	—	(550)
Amortization payments on term loan facilities	(3)	(1)
Net change in securitization obligations	11	(13)
Debt issuance costs	—	(18)
Cash paid for fees associated with early extinguishment of debt	—	(80)
Taxes paid related to net share settlement for stock-based compensation	(4)	(16)
Other, net	(8)	(9)
Net cash provided by (used in) financing activities	26	(237)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net decrease in cash, cash equivalents and restricted cash	(92)	(434)
Cash, cash equivalents and restricted cash, beginning of period	218	743
Cash, cash equivalents and restricted cash, end of period	$126	$309

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $3 and $1 respectively)	$39	$58
Income tax payments, net	1	2
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of March 31, 2023 and the results of operations and comprehensive (loss) income for the three months ended March 31, 2023 and 2022 and cash flows for the three months ended March 31, 2023 and 2022. The Consolidated Balance Sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.
The Company reports its operations in three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. This segment also includes the Company's lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes the Company's share of equity earnings or losses from the Company's minority-owned real estate auction joint venture.
•Anywhere Integrated Services ("Title Group")—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. This segment also includes the Company's share of equity earnings or losses from Guaranteed Rate Affinity, the Company's minority-owned mortgage origination joint venture, and from the Company's minority-owned title insurance underwriter joint venture.

Sale of the Title Insurance Underwriter
On March 29, 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Title Group reportable segment), to an affiliate of Centerbridge for $210 million (prior to expenses and tax) and a 30% equity interest in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). Upon closing of the transaction, the Company received $208 million of cash and recorded a $90 million investment related to its 30% equity interest in the Title Insurance Underwriter Joint Venture. As a result of the transaction, the Company disposed of $166 million of net assets, including $152 million of cash held as statutory reserves by the Title Underwriter and $32 million of goodwill, and recognized a gain of $131 million, net of fees, recorded in the Other income, net line on the Condensed Consolidated Statements of Operations. During the second quarter of 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity interest from 30% to 26% and resulting in a gain of $4 million. During the first quarter of 2023, the Company sold an additional portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity interest from 26% to 25% and resulting in a gain of $1 million. Refer Note 2, "Equity Method Investments", for additional information related to the Title Insurance Underwriter Joint Venture.
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
The following table summarizes fair value measurements by level at March 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2022	$12
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at March 31, 2023	$11
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2023		December 31, 2022
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$380	$380	$350	$350
Extended Term Loan A	219	218	222	216
5.75% Senior Notes	900	672	900	680
5.25% Senior Notes	1,000	725	1,000	729
0.25% Exchangeable Senior Notes	403	280	403	280
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $46 million and an expense of $12 million for the three months ended March 31, 2023 and 2022, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company's remaining interest rate swaps expired in November 2022 and, as of March 31, 2023, the Company had no interest rate swaps. The Company had not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value was recorded in the Condensed Consolidated Statements of Operations. The gain recognized for interest rate swap contracts was $26 million for the three months ended March 31, 2022, which was recorded in Interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

	Three Months Ended March 31,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross commission income (a)	$—	$—	$903	$1,247	$—	$—	$—	$—	$903	$1,247
Service revenue (b)	55	55	4	6	68	185	—	—	127	246
Franchise fees (c)	129	180	—	—	—	—	(60)	(81)	69	99
Other (d)	23	32	8	11	4	5	(3)	(5)	32	43
Net revenues	$207	$267	$915	$1,264	$72	$190	$(63)	$(86)	$1,131	$1,635
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2023	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2023
Franchise Group:
Deferred area development fees (a)	$40	$—	$(1)	$39
Deferred brand marketing fund fees (b)	26	16	(17)	25
Deferred outsourcing management fees (c)	4	12	(10)	6
Other deferred income related to revenue contracts	10	13	(8)	15
Total Franchise Group	80	41	(36)	85
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	1	—	12
Other deferred income related to revenue contracts	3	2	—	5
Total Owned Brokerage Group	14	3	—	17
Total	$94	$44	$(36)	$102
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

Allowance for Doubtful Accounts
The Company estimates the allowance necessary to provide for uncollectible accounts receivable. The estimate is based on historical experience, combined with a review of current conditions and forecasts of future losses, and includes specific accounts for which payment has become unlikely. The process by which the Company calculates the allowance is performed in the individual business units where specific problem accounts are identified and reserved primarily based upon the age profile of the receivables and specific payment issues, combined with reasonable and supportable forecasts of future losses.
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $2 million and $3 million during the three months ended March 31, 2023 and 2022, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities. Significant non-cash transactions during the three months ended March 31, 2022 also included the establishment of a $90 million investment related to the Company's initial equity interest in the Title Insurance Underwriter Joint Venture in the first quarter of 2022.
Leases
The Company's lease obligations as of March 31, 2023 have not changed materially from the amounts reported in the 2022 Form 10-K.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
2.    EQUITY METHOD INVESTMENTS
The Company has various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The Company has certain governance rights but does not have a controlling financial or operating interest in these investments. The Company's share of equity earnings or losses related to these investments are included in the financial results of the Title Group and Owned Brokerage Group reportable segments. The Company's equity method investment balances at March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Guaranteed Rate Affinity (1)	$70	$72
Title Insurance Underwriter Joint Venture (2)	71	75
Other Title Group equity method investments (3)	9	10
Total Title Group equity method investments	150	157
Owned Brokerage Group equity method investments (4)	26	27
Total equity method investments	$176	$184
_______________
(1)The Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc.
(2)The Company’s 25% equity interest in the Title Insurance Underwriter Joint Venture formed on March 29, 2022. During the first quarter of 2023, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity interest from 26% to 25% (see Note 1, "Basis of Presentation—Sale of the Title Insurance Underwriter", for additional information).
(3)Includes Title Group's various other equity method investments. The Company received $1 million in cash dividends from these investments during the three months ended March 31, 2023.
(4)Includes the Company's former 49% investment in RealSure (operations were ceased in the fourth quarter of 2022), the Company's 50% owned unconsolidated real estate auction joint venture with Sotheby's and other brokerage related investments.

The Company recorded equity in losses (earnings) from its equity method investments during the three months ended March 31, 2023 and 2022 as follows:

	Three Months Ended March 31,
	2023	2022
Guaranteed Rate Affinity	$2	$8
Title Insurance Underwriter Joint Venture	(1)	—
Other Title Group equity method investments	—	(1)
Owned Brokerage Group equity method investments	1	3
Equity in losses of unconsolidated entities	$2	$10
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Balance at December 31, 2022	$2,392	$—	$131	$2,523
Goodwill acquired / reduction	—	—	—	—
Balance at March 31, 2023	$2,392	$—	$131	$2,523

Accumulated impairment losses (a)	$1,561	$1,088	$324	$2,973
_______________
(a)Includes impairment charges which reduced goodwill by $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of March 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,072	$938	$2,010	$1,056	$954
Indefinite life—Trademarks (b)	$611		$611	$611		$611
Other Intangibles
Amortizable—License agreements (c)	$45	$15	$30	$45	$15	$30
Amortizable—Customer relationships (d)	456	371	85	456	366	90
Indefinite life—Title plant shares (e)	28		28	28		28
Amortizable—Other (f)	10	9	1	11	9	2
Total Other Intangibles	$539	$395	$144	$540	$390	$150
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

Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2023	2022
Franchise agreements	$17	$17
Customer relationships	5	5
Other	1	2
Total	$23	$24
Based on the Company’s amortizable intangible assets as of March 31, 2023, the Company expects related amortization expense for the remainder of 2023, the four succeeding years and thereafter to be approximately $67 million, $89 million, $89 million, $89 million, $74 million and $646 million, respectively.

4.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	March 31, 2023	December 31, 2022
Prepaid contracts and other prepaid expenses	$91	$81
Prepaid agent incentives	56	55
Franchisee sales incentives	30	30
Other	37	39
Total other current assets	$214	$205
Accrued expenses and other current liabilities consisted of:

	March 31, 2023	December 31, 2022
Accrued payroll and related employee costs	$107	$110
Advances from clients	12	15
Accrued volume incentives	40	39
Accrued commissions	36	44
Restructuring accruals	19	14
Deferred income	72	62
Accrued interest	40	40
Current portion of finance lease liabilities	10	11
Due to former parent	36	20
Other	145	115
Total accrued expenses and other current liabilities	$517	$470

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2023	December 31, 2022
Revolving Credit Facility	$380	$350
Extended Term Loan A	219	221
5.75% Senior Notes	899	899
5.25% Senior Notes	985	985
0.25% Exchangeable Senior Notes	395	394
Total Short-Term & Long-Term Debt	$2,878	$2,849
Securitization Obligations:
Apple Ridge Funding LLC	$173	$163

Indebtedness Table
As of March 31, 2023, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (3)	$380	$ *	$380
Extended Term Loan A	(4) (5)	February 2025	219	—	219
Senior Notes	5.75%	January 2029	900	1	899
Senior Notes	5.25%	April 2030	1,000	15	985
Exchangeable Senior Notes	0.25%	June 2026	403	8	395
Total Short-Term & Long-Term Debt			$2,902	$24	$2,878
Securitization obligations: (6)
Apple Ridge Funding LLC		June 2023	$173	$ *	$173
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of March 31, 2023, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of March 31, 2023, there were $380 million outstanding borrowings under the Revolving Credit Facility and $35 million of outstanding undrawn letters of credit. On May 1, 2023, the Company had $430 million outstanding borrowings under the Revolving Credit Facility and $36 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Revolving Credit Facility at March 31, 2023 are based on, at the Company's option, (a) a term Secured Overnight Financing Rate ("SOFR")-based rate including a 10 basis point credit spread adjustment or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2023.
(3)The maturity date of the Revolving Credit Facility may spring forward to a date prior to July 2027 as follows: (i) if on or before March 16, 2026, the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026), the maturity date of the Revolving Credit Facility will be March 16, 2026; and (ii) if on or before November 9, 2024, the "term A loans" under the Term Loan A Agreement have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise repaid by November 9, 2024), the maturity date of the Revolving Credit Facility will be November 9, 2024.
(4)Interest rates with respect to outstanding borrowings under the Extended Term Loan A at March 31, 2023 are based on, at the Company's option, (a) adjusted London Interbank Offering Rate ("LIBOR") or (b) ABR plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the LIBOR margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2023.
(5)The Extended Term Loan A has quarterly amortization payments equal to a percentage per quarter of the original principal amount of $237 million, as follows: 0.625% per quarter from June 30, 2021 to March 31, 2022; 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Extended Term Loan A due at maturity on February 8, 2025.
(6)Anywhere Group currently has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in June 2023. As of March 31, 2023, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $173 million being utilized leaving $27 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $233 million and $206 million of underlying relocation receivables and other related relocation assets at March 31, 2023 and December 31, 2022, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $3 million and $1 million for the three months ended March 31, 2023 and 2022, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligation represent floating rate debt for which the average weighted interest rate was 7.0% and 3.2% for the three months ended March 31, 2023 and 2022, respectively.

Maturities Table
As of March 31, 2023, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2023 and each of the next four years is as follows:

Year	Amount
Remaining 2023 (a)	$393
2024	22
2025	184
2026	403
2027	—
_______________
(a)Remaining 2023 includes amortization payments totaling $13 million for the Extended Term Loan A, as well as $380 million of outstanding borrowings under the Revolving Credit Facility which expires in July 2027 (subject to earlier spring maturity) but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $398 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments totaling $18 million for the Extended Term Loan A and $380 million outstanding borrowings under the Revolving Credit Facility.
Loss on the Early Extinguishment of Debt
As a result of the refinancing transactions in the first quarter of 2022, the Company recorded a loss on the early extinguishment of debt of $92 million, which included $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes, during the three months ended March 31, 2022.
6.    RESTRUCTURING COSTS
Restructuring charges were $25 million and $4 million for the three months ended March 31, 2023 and 2022, respectively. The components of the restructuring charges for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
	2023	2022
Personnel-related costs (1)	$11	$1
Facility-related costs (2)	14	3
Total restructuring charges (3)	$25	$4
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
(3)Restructuring charges for the three months ended March 31, 2023 include $23 million of expense related to the Operational Efficiencies Plan and $2 million of expense related to prior restructuring plans. Restructuring charges for the three months ended March 31, 2022 related to prior restructuring plans.
Operational Efficiencies Plan
Beginning in the third quarter of 2022, the Company commenced the implementation of a plan ("the Plan") to reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents as well as consumers from a marketing and technology perspective. Furthermore, in January 2023, the Company executed a meaningful workforce reduction driven by worsening trends in the housing market beginning in 2022. These actions build on the multiple other cost reduction and spending reprioritization initiatives such as simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of improving the consumer experience and the Company's ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support its independent sales agents, franchisees and consumers which includes investments in technology and innovative products, lead generation and franchisee support.

The following is a reconciliation of the beginning and ending reserve balances related to the Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2022	$10	$2	$12
Restructuring charges (1)	11	12	23
Costs paid or otherwise settled	(6)	(10)	(16)
Balance at March 31, 2023	$15	$4	19
_______________
(1)In addition, the Company incurred $4 million of facility-related costs for lease asset impairments in connection with the Plan during the three months ended March 31, 2023.
The following table shows the total costs currently expected to be incurred by type of cost related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$27	$25	$2
Facility-related costs	20	18	2
Total	$47	$43	$4

The following table shows the total costs currently expected to be incurred by reportable segment related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$8	$8	$—
Owned Brokerage Group	32	28	4
Title Group	—	—	—
Corporate and Other	7	7	—
Total	$47	$43	$4
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2022, the remaining liability related to these initiatives was $12 million. During the three months ended March 31, 2023, the Company incurred $2 million of costs and paid or settled $4 million of costs resulting in a remaining accrual of $10 million at March 31, 2023. The remaining accrual of $10 million and total amount remaining to be incurred of $22 million primarily relate to the transformation of the Company's corporate headquarters.
7.    COMMITMENTS AND CONTINGENCIES
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
The below captioned matters address certain current litigation involving the Company, including antitrust litigation, litigation related to the TCPA, and worker classification litigation. The captioned matters described herein involve evolving, complex litigation and the Company assesses its accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust class action matters (the Burnett litigation) is scheduled to go to a jury trial in October 2023 and the TCPA class action, which had been scheduled for a jury trial in May 2023, has been postponed to the fall of 2023. Additionally, on March 29, 2023, class certification was granted in the Moehrl antitrust class action, which contains allegations and damages theories similar to, but not the same as, the Burnett litigation but with a class that is substantially larger than the class certified in the Burnett litigation.
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

The plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies and rules for the multiple listing services and its member brokers that require listing brokers to make an offer of buyer broker compensation when listing a property. The plaintiffs' experts argue that "but for" the challenged NAR policies and rules, these offers of buyer broker compensation would not be made and plaintiffs seek the recovery of any commissions paid to buyers’ brokers as to both brokerage and franchised operations in the relevant geographic area.
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
On August 22, 2019, the Court denied defendants’ motions to transfer the litigation to the U.S. District Court for the Northern District of Illinois, and on October 16, 2019, the Court denied the motions to dismiss this litigation filed respectively by NAR and the Company (together with the other named brokerage/franchisor defendants). In September 2019, the Department of Justice ("DOJ") filed a statement of interest and appearances for this matter and, in July 2020 and July 2021, requested the Company provide it with all materials produced in this matter.
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
Moehrl, Cole, Darnell, Ramey, Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois). The complaint, which was filed on March 6, 2019, contains allegations and requests relief substantially similar to the Burnett litigation. The Moehrl plaintiffs seek both damages and injunctive relief. In contrast to the Burnett plaintiffs, the Moehrl plaintiffs acknowledge that there are economic reasons why a seller would offer buyer compensation (and accordingly, do not seek recovery of all commissions paid to buyers’ brokers), although plaintiffs allege that buyer brokers are overpaid due to the mandatory nature of the applicable NAR policies and rules.
On March 29, 2023, the Court certified two classes in this litigation—a damages class and an injunctive class. The damages class covers sellers of residential real estate (with certain exceptions) who paid a commission to a brokerage affiliated with a corporate defendant beginning from March 6, 2015 through December 31, 2020 in 20 MLSs in various parts of the country that do not overlap with the Burnett MLSs and that include approximately five of the country's ten largest MLSs. The injunctive class covers current and future sellers of residential real estate (with certain exceptions) who are presently listing or will in the future list their home for sale in one of the 20 MLSs. The Moehrl damages class covers an estimated 3.5 million transactions, substantially larger than the class certified in Burnett (which, as further described above, includes over 310,000 transactions), though as noted above, in contrast to the Burnett plaintiffs, the Moehrl plaintiffs do not seek to recover all commissions paid to buyers' brokers.
On April 12, 2023, the Company and the other defendants filed a petition with the United States Court of Appeals for the Seventh Circuit to pursue an interlocutory appeal of the decision on class certification, but there is no assurance such appeal will be granted. Merit expert discovery in the case is ongoing.
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
A mediation between the parties in August 2022 did not result in resolution of this matter. On January 18, 2023, the Court set a trial date of May 15, 2023 and a hearing and pretrial conference for April 27, 2023.
Plaintiffs had claimed that approximately 1.2 million Do Not Call calls and approximately 265,000 Pre-Recorded Messages qualified for inclusion in the classes, but on March 29, 2023, filed a motion to narrow the classes to approximately 321,000 Do Not Call calls and approximately 165,000 Pre-Recorded Messages. On April 12, 2023, the Company opposed Plaintiffs' motion to modify the classes and sought to decertify them. On April 24, 2023, the Court vacated the April 27th hearing and pretrial conference and the jury trial set to commence on May 15, 2023, and requested that the parties propose by May 22, 2023, a trial date in the fall of 2023. Plaintiffs' motion to narrow the classes, as well as other pre-trial motions, are pending.
The Company disputes the allegations against it in this case, believes it has substantial defenses to both plaintiffs’ liability claims and damage assertions, and is vigorously defending this action.
Worker Classification Litigation
Whitlach v. Premier Valley, Inc. d/b/a Century 21 M&M and Century 21 Real Estate LLC (Superior Court of California, Stanislaus County). This was filed as a putative class action complaint on December 20, 2018 by plaintiff James Whitlach against Premier Valley Inc., a Century 21 Real Estate independently-owned franchisee doing business as Century 21 M&M ("Century 21 M&M"). The complaint also names Century 21 Real Estate LLC, a wholly-owned subsidiary of the Company and the franchisor of Century 21 Real Estate ("Century 21"), as an alleged joint employer of the franchisee’s independent sales agents and seeks to certify a class that could potentially include all agents of both Century 21 M&M and Century 21 in California. In February 2019, the plaintiff amended his complaint to assert claims pursuant to the California Private Attorneys General Act ("PAGA"). Following the Court's dismissal of the plaintiff's non-PAGA claims without prejudice in June 2019, the plaintiff filed a second amended complaint asserting one cause of action for alleged civil penalties under PAGA in June 2020 and continued to pursue his PAGA claims as a representative of purported "aggrieved employees" as defined by PAGA. As such representative, the plaintiff seeks all non-individualized relief available to the purported aggrieved employees under PAGA, as well as attorneys’ fees. Under California law, PAGA claims are generally not subject to arbitration and may result in exposure in the form of additional penalties.

In the second amended complaint, the plaintiff continues to allege that Century 21 M&M misclassified all of its independent real estate agents, salespeople, sales professionals, broker associates and other similar positions as independent contractors, failed to pay minimum wages, failed to provide meal and rest breaks, failed to pay timely wages, failed to keep proper records, failed to provide appropriate wage statements, made unlawful deductions from wages, and failed to reimburse plaintiff and the putative class for business related expenses, resulting in violations of the California Labor Code. The demurrer filed by Century 21 M&M (and joined by Century 21) on August 3, 2020 to the plaintiff's amended complaint, was granted by the Court on November 10, 2020, dismissing the case without leave to replead. In January 2021, the plaintiff filed a notice of appeal of the Court’s order granting the demurrer and filed its brief in support of the appeal in June 2021. In October 2021, Century 21 and Century 21 M&M filed their appellate brief in opposition to plaintiff’s appeal and in January 2022, plaintiff filed its reply brief in support of the appeal. In September 2022, Century 21 and Century 21 M&M filed a motion with the Appellate Court to dismiss the appeal in favor of arbitration in response to a recent change in the law, which the plaintiff opposed. On November 18, 2022, the Appellate Court issued an opinion affirming the trial court’s grant of the demurrer to Century 21 M&M and Century 21 (and, therefore, found the motion requesting arbitration to be moot). Plaintiff's petition for rehearing filed with the Appellate Court was denied on December 5, 2022 and, on January 26, 2023, plaintiff filed a petition for review of the Appellate Court’s ruling with the Supreme Court of the State of California. On March 22, 2023, the Supreme Court of the State of California denied Plaintiff's petition for review.
Other
Examples of other legal matters involving the Company may include but are not limited to:
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
* * *
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $36 million at March 31, 2023 and $20 million at December 31, 2022, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company has increased the reserve for this legacy tax matter in the first quarter of 2023. The OTA’s opinion is not final, and the Company has filed a petition for rehearing and continues to vigorously pursue this matter.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $820 million at March 31, 2023 and while these deposits are not assets of the Company (and therefore are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.

8.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net loss	—	—	—	(138)	—	—	(138)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(4)	—	—	—	(4)
Balance at March 31, 2023	110.4	$1	$4,805	$(3,132)	$(47)	$3	$1,630

	Three Months Ended March 31, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net income	—	—	—	23	—	—	23
Other comprehensive income	—	—	—	—	1	—	1
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	6	—	—	—	6
Issuance of shares for vesting of equity awards	2.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.9)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(3)	(3)
Balance at March 31, 2022	118.1	$1	$4,886	$(2,684)	$(49)	$3	$2,157
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of March 31, 2023, $203 million remained available for repurchase under the share repurchase program.
Stock-Based Compensation
During the first quarter of 2023, the Company granted restricted stock units related to 1.5 million shares with a weighted average grant date fair value of $5.80 and performance stock units related to 1.5 million shares with a weighted average grant date fair value of $4.76. The Company granted all time-based equity awards in the form of restricted stock units which are subject to ratable vesting over a three-year period.
Effective February 27, 2023, the Board approved, subject to stockholder approval at the 2023 Annual Meeting of Stockholders, the Second Amended and Restated Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) 2018 Long-Term Incentive Plan (the "Second A&R 2018 LTIP"), increasing the number of shares reserved thereunder by 5 million. The stockholders approved the Second A&R 2018 LTIP at the May 3, 2023 Annual Meeting of Stockholders.
9.    EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Anywhere
Basic earnings (loss) per common share is computed based on net income (loss) attributable to Anywhere stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that the Company could be obligated to issue from its Exchangeable Senior Notes and warrants if dilutive (see Note 5, "Short and Long-Term Debt", for further discussion) and outstanding stock-based compensation awards. For purposes of computing diluted earnings (loss) per common share, weighted average common shares do not include potentially dilutive common shares if their effect is anti-dilutive. As such, the shares that the Company could be obligated to issue from its stock options, warrants and Exchangeable Senior Notes are excluded from the earnings (loss) per share calculation if the exercise or exchangeable price exceeds the average market price of common shares.
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of March 31, 2023 as the closing price of the Company's common stock as of March 31, 2023 was less than the initial exchange price.
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended March 31,
(In millions, except per share data)	2023	2022
Numerator:
Net (loss) income attributable to Anywhere shareholders	$(138)	$23
Denominator:
Weighted average common shares outstanding (denominator for basic (loss) earnings per share calculation)	109.8	117.1
Dilutive effect of stock-based compensation awards (a)	—	3.3
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—
Weighted average common shares outstanding (denominator for diluted (loss) earnings per share calculation)	109.8	120.4
(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(1.26)	$0.20
Diluted (loss) earnings per share	$(1.26)	$0.19
_______________
(a)The Company was in a net loss position for the three months ended March 31, 2023 and therefore the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. The three months ended March 31, 2022 exclude 3.5 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.
(b)Shares to be provided to the Company from the exchangeable note hedge transactions purchased concurrently with its issuance of Exchangeable Senior Notes are anti-dilutive and therefore they are not treated as a reduction to its diluted shares.

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

	Revenues (a)
	Three Months Ended March 31,
	2023	2022
Franchise Group	$207	$267
Owned Brokerage Group	915	1,264
Title Group	72	190
Corporate and Other (b)	(63)	(86)
Total Company	$1,131	$1,635
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $63 million and $86 million for the three months ended March 31, 2023 and 2022, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net (loss) income attributable to Anywhere and Anywhere Group for the three months ended March 31, 2023 and 2022:

	Operating EBITDA
	Three Months Ended March 31,
	2023	2022
Franchise Group	$97	$138
Owned Brokerage Group	(75)	(40)
Title Group	(17)	(3)
Corporate and Other (a)	(57)	(26)
Total Company	$(52)	$69

Less: Depreciation and amortization	50	51
Interest expense, net	38	18
Income tax (benefit) expense	(46)	12
Restructuring costs, net (b)	25	4
Impairments (c)	4	—
Former parent legacy cost, net (d)	16	—
Loss on the early extinguishment of debt (d)	—	92
Gain on the sale of businesses, investments or other assets, net (e)	(1)	(131)
Net (loss) income attributable to Anywhere and Anywhere Group	$(138)	$23
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended March 31, 2023 includes restructuring charges of $6 million at Franchise Group, $14 million at Owned Brokerage Group and $5 million at Corporate and Other.

The three months ended March 31, 2022 includes restructuring charges of $1 million at Franchise Group, $2 million at Owned Brokerage Group and $1 million at Corporate and Other.
(c)Impairments primarily relate to non-cash lease asset impairments.
(d)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other. Former parent legacy cost relates to recent developments in a legacy tax matter in the first quarter of 2023.
(e)Gain on the sale of businesses, investments or other assets, net is recorded in Title Group and related to the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the first quarter of 2023 and the sale of the Title Underwriter during the first quarter of 2022.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2022 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" in this Quarterly Report as well as our 2022 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of March 31, 2023, our real estate franchise systems and proprietary brands had approximately 338,200 independent sales agents worldwide, including approximately 191,600 independent sales agents operating in the U.S. (which included approximately 58,500 company owned brokerage independent sales agents). As of March 31, 2023, our real estate franchise systems and proprietary brands had approximately 20,400 offices worldwide in 119 countries and territories, including approximately 5,700 brokerage offices in the U.S. (which included approximately 660 company owned brokerage offices). This segment also includes our lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 660 owned and operated brokerage offices with approximately 58,500 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
•Anywhere Integrated Services ("Title Group")—provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. This segment also includes the Company's share of equity earnings or losses from Guaranteed Rate Affinity, our minority-owned mortgage origination joint venture, and from our minority-owned title insurance underwriter joint venture.
Our technology and data organization is dedicated to providing innovative technology products and solutions that support the productivity and success of Anywhere’s businesses, brands, brokers, agents, and consumers.
CURRENT BUSINESS AND INDUSTRY TRENDS
During the second half of 2022, the residential real estate market entered a sharp and rapid decline, which worsened sequentially each quarter during the year. Franchise Group and Owned Brokerage Group homesale transaction volume (closed homesale transaction sides multiplied by average homesale price) on a combined basis decreased 14% in 2022 compared to 2021, with third and fourth quarter 2022 volume down 17% and 33%, respectively, year-over-year. Rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns drove significant declines in homesale transactions, as well as purchase and refinancing unit and mortgage origination volume, during 2022. The low inventory environment further contributed to declines in closed homesale sides during the year, though insufficient inventory levels strongly contributed to higher average homesale price in the first three quarters of 2022.
Market conditions in the residential real estate industry remained weak in the first quarter of 2023 with the factors described above continuing to affect the industry, including the continuing constraints on inventory.

The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the three months ended March 31, 2023 as compared with the same period in 2022:

Three Months Ended March 31, 2023
Anywhere Combined
Homesale transaction volume*	(31)%
Closed homesale sides	(29)%
Average homesale price	(3)%
Anywhere Brands - Franchise Group
Homesale transaction volume*	(33)%
Closed homesale sides	(31)%
Average homesale price	(3)%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	(29)%
Closed homesale sides	(25)%
Average homesale price	(6)%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
Industry forecasts predict significant declines in existing homesales in 2023, including Fannie Mae forecasting existing homesale transactions to decrease 16% for full year 2023, as of their most recently released forecast which reflects an expectation that declines in existing homesales will be most significant in the first half of 2023 and may gradually moderate throughout the year.
Consistent with industry forecasts, we expect to continue to experience significant declines in homesale transaction volume during the second quarter of 2023, driven primarily by fewer homesale transactions.
Title Group's first quarter of 2023 results were also adversely impacted by the high interest rate environment, with refinancing title and closing units declining 73% and purchase title and closing units declining 30% compared to the first quarter of 2022.
Cost Savings and Operational Efficiencies. Beginning in the third quarter of 2022 and continuing, we took additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. During the first quarter of 2023, the Company realized approximately $50 million of cost savings of which approximately half related to restructuring activities, and the Company expects to realize an additional approximately $150 million in cost savings during the remainder of 2023.
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
Mortgage Rates. According to Freddie Mac, average mortgage rates on commitments for a 30-year, conventional, fixed-rate mortgage more than doubled in 2022, reaching as high as 7.08% at times in the fourth quarter of 2022 and increased from an average of 4.17% in March 2022 to 6.54% in March 2023, which is approximately 260 basis points higher than the 10-year average of 3.95%. For the week ending April 27, 2023, mortgage rates on a 30-year fixed-rate mortgage averaged 6.43%, according to Freddie Mac.
A wide variety of factors can contribute to mortgage rates, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels and foreclosure rates, to name a few. The U.S. Federal Reserve Board took aggressive action in 2022 intended to try to control inflation, including raising the target federal funds rate by over 400 basis points during 2022. Including the 25 basis point increase announced on May 3, 2023, the Federal Reserve has raised the rate by an additional 75 basis points since the beginning of 2023 and noted that it anticipates that ongoing increases in the target range will be appropriate in order to attain a stance of monetary policy that is sufficiently restrictive to return inflation to 2 percent over time. Yields on the 10-year Treasury note were 3.48% as of March 31, 2023 compared to 2.32% as of March 31, 2022. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates. In March 2023, the Federal Reserve confirmed that it will continue reducing its holdings of agency mortgage-backed securities and debt as well as Treasury securities. Additionally, banks may tighten mortgage standards, which could limit the availability of mortgage financing.
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
Inflation. U.S. consumers have been and may continue to be impacted by the current inflationary environment. The Consumer Price Index for All Urban Consumers, or CPI, rose 5% (not seasonally adjusted) for the 12-months ended March 31, 2023, according to the U.S. Bureau of Labor Statistics. The CPI measures the average change in prices paid by urban consumers for a market basket of consumer goods and services. Volatility in the macroeconomic environment, including disruptions related to Russia's invasion of Ukraine, may further exacerbate inflationary pressures.
Affordability. The rapid increase in mortgage rates and inflation discussed above has had a corresponding negative impact on affordability, which has also been meaningfully impacted by rising home prices that are related, in part, to prolonged inventory constraints. Housing affordability has declined significantly year-over-year, as well as since the first quarter of 2022, according to the Home Ownership Affordability Monitor (HOAM) Index issued by the Federal Reserve Bank of Atlanta, which reports that in February 2023, the HOAM index value was 74.2 as compared to 90.8 in February 2022. The HOAM index measures the ability of a median-income household to absorb the estimated annual costs associated with owning a median-priced home, with affordability considered a HOAM index value of greater than 100. Housing affordability may be further impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, declining or stagnant wages, or other economic challenges.
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
We believe speed of inventory supply turnover, which had increased significantly over the past two years, has slowed since the beginning of the second half of 2022 but remains at a faster pace than historical norms. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract was a median of 25 days in the first quarter of 2023 compared to a median of 13 days on the market in the first quarter of 2022, 15 days on the market in the first quarter of 2021 and 31 days on the market in the first quarter of 2019.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. As of March 31, 2023 compared to the same period in 2022, independent sales agents affiliated with our company owned brokerages grew 3% and, based on information from such franchisees, independent sales agents affiliated with our U.S. franchisees declined 4%.
Aggressive competition for the affiliation of independent sales agents in this industry continues to make recruitment and retention efforts at both Franchise Group and Owned Brokerage Group challenging, in particular with respect to more productive sales agents, and had and may continue to have a negative impact on our market share. These competitive market factors along with other trends (such as changes in the spending patterns of independent sales agents, as more agents purchase services from third parties outside of their affiliated broker) are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents. If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned brokerages could continue to be adversely affected. Similarly, franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
Recent Regional Bank Failures. Several regional banks either failed or were significantly impacted by very weak balance sheets and related liquidity concerns. According to Goldman Sachs, lenders with less than $250 billion in assets account for 60% of residential real estate lending and actions by regional or local banks to pull back on their lending practices, including mortgage lending, to strengthen their balance sheets could adversely impact the U.S. economy, including the residential real estate market.
Competition and Industry Disruption. See Part I., "Item 1.—Business—Competition" in our 2022 Form 10-K for a discussion of the current competitive environment, including with respect to competition for independent sales agents and franchisees as well as non-traditional competition and industry disruption.
Legal & Regulatory Environment. For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see "Part I., Item 1.—Business—Government and Other Regulations" in our 2022 Form 10-K.
Pending Litigation. For a discussion of material litigation involving the Company see "Part II., Item 1.—Legal Proceedings" and Note 7, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Adverse outcomes in these matters, individually or in the aggregate, could have a material adverse effect on our business, results of operations and financial condition, including with respect to our liquidity.
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
The following table presents our drivers for the three months ended March 31, 2023 and 2022. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2023	2022	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	150,491	217,764	(31)%
Average homesale price	$437,964	$449,250	(3)%
Average homesale broker commission rate	2.46%	2.43%	3	bps
Net royalty per side	$392	$413	(5)%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	53,797	71,371	(25)%
Average homesale price	$663,223	$706,282	(6)%
Average homesale broker commission rate	2.41%	2.39%	2	bps
Gross commission income per side	$16,776	$17,475	(4)%
Anywhere Integrated Services - Title Group
Purchase title and closing units	21,749	30,867	(30)%
Refinance title and closing units	2,198	8,068	(73)%
Average fee per closing unit	$3,129	$3,033	3%
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
We attribute the 2 and 3 basis points increase in average homesale broker commission rate in the first quarter of 2023 at Owned Brokerage Group and Franchise Group, respectively, over the prior period to price and geographic mix. Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and franchisees may receive volume incentives described in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See "Part I—Item 1.—Business—Anywhere Brands—Franchise Group—Operations—Franchising" in our 2022 Form 10-K for additional information.
Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation, which has, and may continue to, put pressure on our ability to renew or negotiate franchise agreements with favorable terms due to their ability to generate gross commission income, and has adversely impacted our royalty revenues and may continue to do so in the future.
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, from time to time, we have and may continue to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above and continued concentration among our top 250 franchisees.
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
Three Months Ended March 31, 2023 vs. Three Months Ended March 31, 2022
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2023	2022	Change
Net revenues	$1,131	$1,635	$(504)
Total expenses	1,313	1,590	(277)
(Loss) income before income taxes, equity in losses and noncontrolling interests	(182)	45	(227)
Income tax (benefit) expense	(46)	12	(58)
Equity in losses of unconsolidated entities	2	10	(8)
Net (loss) income	(138)	23	(161)
Less: Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to Anywhere and Anywhere Group	$(138)	$23	$(161)

Net revenues decreased $504 million or 31% for the three months ended March 31, 2023 compared with the three months ended March 31, 2022 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group due to a decline in homesale transactions and decrease in average homesale price. In addition, net revenues decreased $80 million due to the absence of revenue at Title Group as a result of the sale of the Title Insurance Underwriter late in the first quarter of 2022.
Total expenses decreased $277 million or 17% for the first quarter of 2023 compared to the first quarter of 2022 primarily due to:
•a $265 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume;

•a $95 million net decrease in operating and general and administrative expenses primarily attributable to a $74 million decrease in underwriter costs as a result of the sale of the Title Underwriter late in the first quarter of 2022 and a decrease in employee-related and other operating costs due to cost savings initiatives, partially offset by an increase in accruals for several legal matters;
•the absence of a $92 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2022 which included approximately $80 million related to make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes; and
•a $15 million decrease in marketing costs,
partially offset by:
•a $130 million decrease in other income primarily due to the absence of the $131 million gain recorded at Title Group related to the sale of the Title Underwriter in the first quarter of 2022;
•$25 million in restructuring costs during the first quarter of 2023 primarily related to cost savings initiatives compared to $4 million in restructuring costs during the first quarter of 2022;
•a $20 million net increase in interest expense primarily due to the absence of $26 million of gains related to the fair value adjustment for mark-to-market adjustments for interest rate swaps (which expired during the fourth quarter of 2022) during the three months ended March 31, 2022, partially offset by a reduction in total outstanding indebtedness during the first quarter of 2023 compared to the first quarter of 2022; and
•an increase in former parent legacy cost of $16 million as a result of recent developments in a legacy tax matter in the first quarter of 2023.
Equity in losses were $2 million during the first quarter of 2023 compared to losses of $10 million during the first quarter of 2022. Equity in losses during the first quarter of 2023 consisted of $2 million of losses for Guaranteed Rate Affinity and $1 million of losses for the operations of our brokerage related equity method investments, partially offset by $1 million of earnings for the Title Insurance Underwriter Joint Venture. Equity in losses for the first quarter of 2022 consisted of $8 million of losses for Guaranteed Rate Affinity and $3 million of losses for the operations of our brokerage related equity method investments, partially offset by $1 million of earnings for the operations of our other title related equity method investments.
In 2022, we began to take additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. As a result, we implemented a restructure plan ("Operational Efficiencies Plan") under which we incurred $23 million of costs including $12 million of facility related costs and $11 million of personnel related costs during the first quarter of 2023. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $47 million with $43 million incurred through the first quarter of 2023. During the first quarter of 2023, the Company realized approximately $50 million of cost savings of which approximately half related to restructuring activities, and the Company expects to realize an additional approximately $150 million in cost savings during the remainder of 2023.
Furthermore, in connection with prior restructuring programs, we incurred $2 million of costs during the first quarter of 2023 compared to $4 million during the first quarter of 2022. These costs primarily related to the transformation of our corporate headquarters. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $46 million for the three months ended March 31, 2023 compared to an expense of $12 million for the three months ended March 31, 2022. Our effective tax rate was 25% and 34% for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate for the three months ended March 31, 2023 was primarily impacted by non-deductible executive compensation and equity awards for which the market value at vesting was lower than at the date of grant.

The following table reflects a reconciliation of Net (loss) income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Net (loss) income attributable to Anywhere and Anywhere Group	$(138)	$23
Income tax (benefit) expense	(46)	12
(Loss) income before income taxes	(184)	35
Add: Depreciation and amortization	50	51
Interest expense, net	38	18
Restructuring costs, net (a)	25	4
Impairments (b)	4	—
Former parent legacy cost, net (c)	16	—
Loss on the early extinguishment of debt (c)	—	92
Gain on the sale of businesses, investments or other assets, net (d)	(1)	(131)
Operating EBITDA	$(52)	$69

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2023	2022			2023	2022			2023	2022
Franchise Group	$207	$267	$(60)	(22)%	$97	$138	$(41)	(30)%	47%	52%	(5)
Owned Brokerage Group	915	1,264	(349)	(28)	(75)	(40)	(35)	(88)	(8)	(3)	(5)
Title Group	72	190	(118)	(62)	(17)	(3)	(14)	*	(24)	(2)	(22)
Corporate and Other	(63)	(86)	23	(e)	(57)	(26)	(31)	*
Total Company	$1,131	$1,635	$(504)	(31)%	$(52)	$69	$(121)	(175)%	(5)%	4%	(9)
_______________
*    not meaningful
(a)Restructuring charges incurred for the three months ended March 31, 2023 include $6 million at Franchise Group, $14 million at Owned Brokerage Group and $5 million at Corporate and Other. Restructuring charges incurred for the three months ended March 31, 2022 include $1 million at Franchise Group, $2 million at Owned Brokerage Group and $1 million at Corporate and Other.
(b)Impairments primarily relate to non-cash lease asset impairments.
(c)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other. Former parent legacy cost relates to recent developments in a legacy tax matter in the first quarter of 2023.
(d)Gain on the sale of businesses, investments or other assets, net is recorded in Title Group and related to the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture during the first quarter of 2023 and the sale of the Title Underwriter during the first quarter of 2022.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $63 million and $86 million during the three months ended March 31, 2023 and 2022, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 9 percentage points for the three months ended March 31, 2023 compared to 2022. Franchise Group's margin decreased 5 percentage points primarily due to a decrease in royalty revenue, partially offset by cost savings initiatives. Owned Brokerage Group's margin decreased 5 percentage points primarily due to declines in revenue and an increase in the portion of sales commissions received by independent sales agents, partially offset by cost savings initiatives. Title Group's margin decreased 22 percentage points, with 20 percentage points related to the decline in purchase and refinance revenue partially offset by a decrease in employee-related and other operating costs as a result of cost savings initiatives.
Corporate and Other Operating EBITDA for the three months ended March 31, 2023 declined $31 million to a loss of $57 million primarily due to an increase in accruals for several legal matters and higher employee-related costs, partially offset by cost savings initiatives.

Anywhere Brands - Franchise Group
Revenues decreased $60 million to $207 million and Operating EBITDA decreased $41 million to $97 million for the three months ended March 31, 2023 compared with the same period in 2022.
Revenues decreased $60 million primarily as a result of a $30 million decrease in third-party domestic franchisee royalty revenue, primarily driven by a 33% decrease in homesale transaction volume at Franchise Group which consisted of a 31% decrease in existing homesale transactions and a 3% decrease in average homesale price, and a $21 million decrease in intercompany royalties received from Owned Brokerage Group. In addition, brand marketing fund revenue and related expense decreased $8 million primarily due to lower advertising costs during the first quarter of 2023 as compared to the first quarter of 2022. Overall, revenue from our relocation operations and leads business remained relatively flat as a result of increased revenues from our relocation operations offset by lower revenue from our leads operations.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $60 million and $81 million during the first quarter of 2023 and 2022, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $41 million primarily due to the $60 million decrease in revenues discussed above, partially offset by an $8 million decrease in brand marketing fund expense discussed above, a $7 million decrease in operating costs and a $4 million decrease in other marketing expense both primarily a result of cost savings initiatives in the first quarter of 2023 compared to the first quarter of 2022.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $349 million to $915 million and Operating EBITDA decreased $35 million to a loss of $75 million for the three months ended March 31, 2023 compared with the same period in 2022.
The revenue decrease of $349 million was primarily driven by a 29% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 25% decrease in existing homesale transactions and a 6% decrease in average homesale price.
Operating EBITDA decreased $35 million primarily due to the $349 million decrease in revenues discussed above, partially offset by:
•a $265 million decrease in commission expenses paid to independent sales agents from $988 million for the first quarter of 2022 to $723 million in the first quarter of 2023 primarily as a result of lower homesale transaction volume;
•a $21 million decrease in royalties paid to Franchise Group from $81 million for the first quarter 2022 to $60 million in the same period of 2023 associated with the homesale transaction volume declines described above;
•a $20 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives; and
•a $6 million decrease in marketing expense as a result of cost savings initiatives.
Anywhere Integrated Services - Title Group
Revenues decreased $118 million to $72 million and Operating EBITDA decreased $14 million to a loss of $17 million for the three months ended March 31, 2023 compared with the same period in 2022.
Revenues decreased $118 million primarily due to an $80 million decrease in underwriter revenue during the first quarter of 2023 compared to the first quarter of 2022 as a result of the sale of the Title Underwriter late in the first quarter of 2022. In addition, purchase revenue decreased $28 million due to a decrease in transactions, partially offset by an increase in the average fee per closing unit. Furthermore, refinance revenue decreased $10 million due to a decrease in activity as average mortgage rates increased approximately 260 basis points during the first quarter of 2023 over the prior period.
Operating EBITDA decreased $14 million primarily due to the $38 million decrease in purchase and refinance revenue discussed above and a $6 million net decline as a result of the sale of the Title Underwriter. The Operating EBITDA decreases discussed above were partially offset by a $24 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and declines in variable operating costs due to lower volume and a $6 million improvement in equity in losses discussed further below.

Equity in losses for Title Group improved $6 million from losses of $7 million during the first quarter of 2022 to losses of $1 million during the first quarter of 2023. Equity in losses during the first quarter of 2023 consisted of $2 million of losses for Guaranteed Rate Affinity, partially offset by $1 million of earnings for the Title Insurance Underwriter Joint Venture. Equity in losses for the first quarter of March 31, 2022 consisted of $8 million of losses for Guaranteed Rate Affinity, partially offset by $1 million of earnings for the operations of our other various title related equity method investments.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2023	December 31, 2022	Change
Total assets	$6,195	$6,383	$(188)
Total liabilities	4,565	4,616	(51)
Total equity	1,630	1,767	(137)
For the three months ended March 31, 2023, total assets decreased $188 million primarily due to:
•a $92 million decrease in cash and cash equivalents as discussed below under the header "Cash Flows";
•a $26 million net decrease in trade and relocation receivables primarily due to timing;
•a $25 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $20 million net decrease in operating lease assets; and
•a $14 million net decrease in other current and non-current assets primarily due to decrease in investments and a decrease in prepaid independent sales agent incentives.
Total liabilities decreased $51 million primarily due to:
•a $46 million decrease in deferred tax liabilities;
•a $19 million decrease in operating lease liabilities;
•a $14 million decrease in accounts payable and accrued expenses and other current liabilities; and
•an $11 million decrease in other non-current liabilities,
partially offset by:
•a $29 million net increase in corporate debt primarily related to additional borrowings under the Revolving Credit Facility; and
•a $10 million increase in securitization obligations.
Total equity decreased $137 million primarily due to net loss of $138 million for the three months ended March 31, 2023.
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
From time to time, we seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors.
From the date of authorization in February 2022 through December 31, 2022, the Company repurchased and retired 8.8 million shares of common stock for $97 million. The Company has not repurchased any shares under the share repurchase programs since 2022. As of March 31, 2023, $203 million remained available for repurchase under the share repurchase program.
Our material cash requirements from known contractual and other obligations as of March 31, 2023 have not changed materially from the amounts reported in our 2022 Form 10-K as described in Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
Other material factors that may impact our liquidity, include, but are not limited to, the following:
Market and Macroeconomic Conditions. Our earnings have significantly decreased over the past nine months. This decline has been driven by the rapid downturn in the residential real estate market and has resulted in a substantial increase in our net debt leverage ratio. If the residential real estate market or the economy as a whole does not improve or further weakens, our business, financial condition and liquidity are likely to continue to be adversely affected. In particular, we may experience higher leverage as a result of lower earnings and/or increased borrowing under our Revolving Credit Facility, and our ability to access capital, grow our business and return capital to stockholders may be adversely impacted.
Material Litigation. We are a party to certain material litigation, including with respect to antitrust matters and compliance with the TCPA, as described in Note 7, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. Adverse outcomes in these matters could have a material adverse affect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity.
Seasonality. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. Consequently, our need to borrow under the Revolving Credit Facility and corresponding debt balances are generally at their highest levels at or around the end of the first quarter of every year but a continued downturn in the residential real estate market or other factors impacting our liquidity could require us to incur additional borrowings under the Revolving Credit Facility.
We believe that we will continue to meet our cash flow needs during the next twelve months through the sources outlined above. We may seek additional debt financing to fund growth, increase liquidity or refinance or restructure our existing indebtedness, but we cannot provide assurance that such financing will be available on favorable terms, or at all. To the extent our liquidity is insufficient to meet our needs, we may also conduct private or public offerings of debt or our common stock or dispose of certain assets.
Cash Flows
At March 31, 2023, we had $126 million of cash, cash equivalents and restricted cash, a decrease of $92 million compared to the balance of $218 million at December 31, 2022. The following table summarizes our cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$(113)	$(233)	$120
Investing activities	(5)	36	(41)
Financing activities	26	(237)	263
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$(92)	$(434)	$342

For the three months ended March 31, 2023, $120 million less cash was used in operating activities compared to the same period in 2022 principally due to:
•$151 million less cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of higher employee incentive compensation in the first quarter of 2022;
•$63 million more cash provided by the net change in relocation and trade receivables due to timing;
•$46 million less cash used for other assets primarily due to independent sales agent recruitment and retention and franchise system growth incentives in 2022; and
•$7 million less cash used for other operating activities,
partially offset by $147 million more cash used in operating results.
For the three months ended March 31, 2023, $41 million less cash was provided by investing activities compared to the same period in 2022 primarily due to:
•$52 million less cash proceeds from the sale of business primarily related to the sale of the Title Underwriter in the first quarter of 2022; and
•$16 million less cash from other investing activities primarily related to the absence in 2023 of the $12 million dividend received from the Title Insurance Underwriter Joint Venture during the first quarter of 2022, partially offset by:
•$11 million less cash used for property and equipment additions;
•$7 million less cash used for investments; and
•$6 million more cash proceeds received from investments.
For the three months ended March 31, 2023, $26 million of cash was provided by financing activities compared to $237 million of cash used in financing activities during the same period in 2022. For the three months ended March 31, 2023, $26 million of cash was provided by financing activities as follows:
•$30 million of additional borrowings under the Revolving Credit Facility; and
•$11 million net increase in securitization borrowings,
partially offset by $8 million of other financing payments primarily related to finance leases.
For the three months ended March 31, 2022, $237 million of cash was used in financing activities as follows:
•$198 million of net cash paid as a result of the issuance of 5.25% Senior Notes and redemption of both the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes in the first quarter of 2022;
•$16 million of tax payments related to net share settlement for stock-based compensation;
•$13 million net decrease in securitization borrowings; and
•$9 million of other financing payments primarily related to finance leases.
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of March 31, 2023.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2023.
Events of Default
Certain events would constitute an event of default under the Senior Secured Credit Facility or Term Loan A Facility as well as the indentures governing the Unsecured Notes and Exchangeable Senior Notes. Such events of default include, without limitation, nonpayment of principal or interest, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the Senior Secured Credit Facility and Term Loan A Facility, material misrepresentations, failure to comply with the senior secured leverage ratio covenant and failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. If such an event of default were to occur and the Company failed to obtain a waiver from the applicable lenders or holders of the Unsecured Notes or Exchangeable Senior Notes, our financial condition, results of operations and business would be materially adversely affected.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2022, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment involves the use of accounting estimates and assumptions, changes in which could materially impact our financial condition or operating performance if actual results differ from such estimates and assumptions. Although management believes that assumptions are reasonable, actual results may vary significantly.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2023, our primary interest rate exposure was to interest rate fluctuations, specifically LIBOR, due to its impact on our variable rate borrowings under the Term Loan A Facility, and to term SOFR, due to its impact on our borrowings under the Revolving Credit Facility. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2023, we had variable interest rate debt outstanding under our Revolving Credit Facility and Term Loan A Facility of $599 million. The weighted average interest rate on the outstanding amounts under our Revolving Credit Facility and Term Loan A Facility at March 31, 2023 was 6.64%. The interest rate with respect to the Revolving Credit Facility is based on a term SOFR-based rate including a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. The interest rate with respect to the Term Loan A Facility is based on adjusted LIBOR plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2023 senior secured leverage ratio, both the SOFR and LIBOR margin was 1.75%. At March 31, 2023, the one-month SOFR and LIBOR rate was 4.80% and 4.86%, respectively; therefore, we have estimated that a 0.25% increase in SOFR and LIBOR would have an approximately $2 million impact on our annual interest expense.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2023 and for the three-month periods ended March 31, 2023 and 2022 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated May 3, 2023, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 7, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report ("Note 7") for additional information on the Company's legal proceedings.
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
Due to the foregoing factors as well as the additional factors set forth in Note 7, we could incur charges or judgments or enter into settlements of claims, based upon future events or developments, with liabilities that are materially in excess of amounts accrued and these judgments or settlements could have a material adverse effect on our financial condition, results of operations or cash flows in any particular period. As such, an increase in accruals for one or more of these matters in any reporting period may have a material adverse effect on our results of operations and cash flows for that period. We cannot provide any assurances that results in such litigation, individually or in the aggregate, will not have a material adverse effect on our business, results of operations or financial condition.
The captioned matters described in Note 7 involve evolving, complex litigation and we assess our accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust matters (the Burnett litigation) is scheduled to go to a jury trial in October 2023 and the TCPA class action, which had been scheduled for a jury trial in May 2023, has been postponed to the fall of 2023. Additionally, on March 29, 2023, class certification was granted in the Moehrl antitrust class action, which contains allegations and damage theories similar to, but not the same as, the Burnett litigation but with a class that is substantially larger than the class certified in the Burnett litigation.
The Company disputes the allegations against it in each of the captioned matters set forth in Note 7, believes it has substantial defenses against plaintiffs’ claims and is vigorously defending these actions.
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

Item 6.    Exhibits.
Exhibit        Description
4.1*    Supplemental Indenture No. 3 dated as of May 10, 2022 to the 5.75% Senior Note Indenture.
4.2*    Supplemental Indenture No. 1 dated as of May 10, 2022 to the 5.25% Senior Note Indenture.
4.3*    Supplemental Indenture No. 2 dated as of May 10, 2022 to the 0.25% Exchangeable Senior Note Indenture.
4.4*    Specimen Common Stock Certificate.
10.1* **    Letter Agreement dated November 30, 2020, between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Susan Yannaccone.
10.2* **    Letter Agreement dated February 11, 2022, between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Melissa McSherry.
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.
**    Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYWHERE REAL ESTATE INC.
and
ANYWHERE REAL ESTATE GROUP LLC
(Registrants)

Date: May 3, 2023
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: May 3, 2023
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller