Form 10-Q
period 2023-06-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2023-08-04
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 110,484,931 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of August 2, 2023.
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
•"4.875% Senior Notes" refers to our 4.875% Senior Notes due 2023 (redeemed in full in November 2022), "9.375% Senior Notes" refers to 9.375% Senior Notes due 2027 (redeemed in full in February 2022) and "7.625% Senior Secured Second Lien Notes" refers to our 7.625% Senior Secured Second Lien Notes due 2025 (redeemed in full in February 2022); and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.

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
•Our substantial indebtedness, alone or in combination with other factors, could (i) adversely limit our operations, (ii) adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and/or (iii) adversely impact our ability, and any actions we may take, to refinance, restructure or repay our indebtedness or incur additional indebtedness, which could be further impacted in the event of a rating agency downgrade of our indebtedness;
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
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs (including significant judgments or settlements as well as in connection with compliance efforts) and/or result in adverse financial, operational or reputational consequences to us, including but not limited to, our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing (whether through private litigation or governmental action), including but not limited to: (1) antitrust laws and regulations, which generally include joint and several liability and treble damages, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (4) the TCPA and any related laws limiting solicitation of business, and (5) privacy or cybersecurity laws and regulations;
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
•We face risks related to potential attrition among our senior executives or other key employees and related to our ability to develop our existing workforce and to recruit talent in order to advance our business strategies;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of June 30, 2023, and the related condensed consolidated statements of operations, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of June 30, 2023, and the related condensed consolidated statements of operations, comprehensive income (loss) for the three-month and six-month periods ended June 30, 2023 and 2022, and of cash flows for the six-month periods ended June 30, 2023 and 2022, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 4, 2023

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Revenues
Gross commission income	$1,363	$1,757	$2,266	$3,004
Service revenue	163	217	290	463
Franchise fees	102	125	171	224
Other	43	43	75	86
Net revenues	1,671	2,142	2,802	3,777
Expenses
Commission and other agent-related costs	1,092	1,402	1,815	2,390
Operating	299	356	585	762
Marketing	56	72	105	136
General and administrative	104	107	227	205
Former parent legacy cost, net	1	—	17	—
Restructuring costs, net	6	3	31	7
Impairments	4	—	8	—
Depreciation and amortization	49	55	99	106
Interest expense, net	39	28	77	46
Loss on the early extinguishment of debt	—	—	—	92
Other income, net	(1)	(7)	(2)	(138)
Total expenses	1,649	2,016	2,962	3,606
Income (loss) before income taxes, equity in (earnings) losses and noncontrolling interests	22	126	(160)	171
Income tax expense (benefit)	8	32	(38)	44
Equity in (earnings) losses of unconsolidated entities	(5)	4	(3)	14
Net income (loss)	19	90	(119)	113
Less: Net income attributable to noncontrolling interests	—	(2)	—	(2)
Net income (loss) attributable to Anywhere and Anywhere Group	$19	$88	$(119)	$111

Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.17	$0.76	$(1.08)	$0.95
Diluted earnings (loss) per share	$0.17	$0.75	$(1.08)	$0.93
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	110.4	116.5	110.1	116.8
Diluted	111.3	117.8	110.1	118.9

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income (loss)	$19	$90	$(119)	$113
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	—	—	1	1
Other comprehensive income, before tax	—	—	1	1
Income tax expense related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive income, net of tax	—	—	1	1
Comprehensive income (loss)	19	90	(118)	114
Less: comprehensive income attributable to noncontrolling interests	—	(2)	—	(2)
Comprehensive income (loss) attributable to Anywhere and Anywhere Group	$19	$88	$(118)	$112

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$179	$214
Restricted cash	9	4
Trade receivables (net of allowance for doubtful accounts of $14 and $12)	143	201
Relocation receivables	256	210
Other current assets	209	205
Total current assets	796	834
Property and equipment, net	293	317
Operating lease assets, net	398	422
Goodwill	2,524	2,523
Trademarks	611	611
Franchise agreements, net	921	954
Other intangibles, net	139	150
Other non-current assets	537	572
Total assets	$6,219	$6,383
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$125	$184
Securitization obligations	200	163
Current portion of long-term debt	369	366
Current portion of operating lease liabilities	115	122
Accrued expenses and other current liabilities	525	470
Total current liabilities	1,334	1,305
Long-term debt	2,475	2,483
Long-term operating lease liabilities	356	371
Deferred income taxes	200	239
Other non-current liabilities	201	218
Total liabilities	4,566	4,616
Commitments and contingencies (Note 7)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 110,445,444 shares issued and outstanding at June 30, 2023 and 109,480,357 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	4,809	4,805
Accumulated deficit	(3,113)	(2,994)
Accumulated other comprehensive loss	(47)	(48)
Total stockholders' equity	1,650	1,764
Noncontrolling interests	3	3
Total equity	1,653	1,767
Total liabilities and equity	$6,219	$6,383
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net (loss) income	$(119)	$113
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	99	106
Deferred income taxes	(39)	(4)
Impairments	8	—
Amortization of deferred financing costs and debt premium	4	5
Loss on the early extinguishment of debt	—	92
Gain on the sale of businesses, investments or other assets, net	(1)	(135)
Equity in (earnings) losses of unconsolidated entities	(3)	14
Stock-based compensation	8	14
Mark-to-market adjustments on derivatives	—	(35)
Other adjustments to net (loss) income	(3)	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	58	(15)
Relocation receivables	(46)	(135)
Other assets	36	(36)
Accounts payable, accrued expenses and other liabilities	(16)	(170)
Dividends received from unconsolidated entities	2	1
Other, net	(8)	(20)
Net cash used in operating activities	(20)	(205)
Investing Activities
Property and equipment additions	(34)	(56)
Payments for acquisitions, net of cash acquired	(1)	(14)
Net proceeds from the sale of businesses	8	62
Investment in unconsolidated entities	—	(15)
Proceeds from the sale of investments in unconsolidated entities	6	13
Other, net	1	17
Net cash (used in) provided by investing activities	(20)	7
Financing Activities
Proceeds from issuance of Senior Notes	—	1,000
Redemption of Senior Secured Second Lien Notes	—	(550)
Redemption and repurchase of Senior Notes	—	(609)
Amortization payments on term loan facilities	(7)	(4)
Net change in securitization obligations	38	57
Debt issuance costs	—	(18)
Cash paid for fees associated with early extinguishment of debt	—	(80)
Repurchase of common stock	—	(45)
Taxes paid related to net share settlement for stock-based compensation	(4)	(16)
Other, net	(18)	(17)
Net cash provided by (used in) financing activities	9	(282)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	(1)
Net decrease in cash, cash equivalents and restricted cash	(30)	(481)
Cash, cash equivalents and restricted cash, beginning of period	218	743
Cash, cash equivalents and restricted cash, end of period	$188	$262

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $6 and $2 respectively)	$82	$90
Income tax payments, net	3	44
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of June 30, 2023 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 and cash flows for the six months ended June 30, 2023 and 2022. The Consolidated Balance Sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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

Sale of the Title Insurance Underwriter
On March 29, 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Title Group reportable segment), to an affiliate of Centerbridge for $210 million (prior to expenses and tax) and a 30% equity interest in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). Upon closing of the transaction, the Company received $208 million of cash and recorded a $90 million investment related to its 30% equity interest in the Title Insurance Underwriter Joint Venture. As a result of the transaction, the Company disposed of $166 million of net assets, including $152 million of cash held as statutory reserves by the Title Underwriter and $32 million of goodwill, and recognized a gain of $131 million, net of fees, recorded in the Other income, net line on the Condensed Consolidated Statements of Operations. During the second quarter of 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity interest from 30% to 26% and resulting in a gain of $4 million. During the first quarter of 2023, the Company sold an additional portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity interest from 26% to 25% and resulting in a gain of $1 million. See Note 2, "Equity Method Investments", for additional information related to the Title Insurance Underwriter Joint Venture.
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
The following table summarizes fair value measurements by level at June 30, 2023 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	8	8

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2022	$12
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(3)
Changes in fair value (reflected in general and administrative expenses)	(1)
Fair value of contingent consideration at June 30, 2023	$8
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2023		December 31, 2022
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$350	$350	$350	$350
Extended Term Loan A	215	213	222	216
5.75% Senior Notes	900	675	900	680
5.25% Senior Notes	1,000	710	1,000	729
0.25% Exchangeable Senior Notes	403	297	403	280
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $8 million and $32 million for the three months ended June 30, 2023 and 2022, respectively, and a benefit of $38 million and an expense of $44 million for the six months ended June 30, 2023 and 2022, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company's remaining interest rate swaps expired in November 2022 and, as of June 30, 2023, the Company had no interest rate swaps. The Company had not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value was recorded in the Condensed Consolidated Statements of Operations. The gain recognized for interest rate swap contracts was $9 million and $35 million for the three and six months ended June 30, 2022, respectively, which was recorded in Interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

	Three Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross commission income (a)	$—	$—	$1,363	$1,757	$—	$—	$—	$—	$1,363	$1,757
Service revenue (b)	62	74	6	6	95	137	—	—	163	217
Franchise fees (c)	191	237	—	—	—	—	(89)	(112)	102	125
Other (d)	31	28	11	12	5	7	(4)	(4)	43	43
Net revenues	$284	$339	$1,380	$1,775	$100	$144	$(93)	$(116)	$1,671	$2,142

	Six Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross commission income (a)	$—	$—	$2,266	$3,004	$—	$—	$—	$—	$2,266	$3,004
Service revenue (b)	117	129	10	12	163	322	—	—	290	463
Franchise fees (c)	320	417	—	—	—	—	(149)	(193)	171	224
Other (d)	54	60	19	23	9	12	(7)	(9)	75	86
Net revenues	$491	$606	$2,295	$3,039	$172	$334	$(156)	$(202)	$2,802	$3,777
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2023	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2023
Franchise Group:
Deferred area development fees (a)	$40	$1	$(2)	$39
Deferred brand marketing fund fees (b)	26	36	(37)	25
Deferred outsourcing management fees (c)	4	25	(24)	5
Other deferred income related to revenue contracts	10	21	(20)	11
Total Franchise Group	80	83	(83)	80
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	2	(2)	11
Other deferred income related to revenue contracts	3	3	(2)	4
Total Owned Brokerage Group	14	5	(4)	15
Total	$94	$88	$(87)	$95

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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $4 million and $7 million during the six months ended June 30, 2023 and 2022, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities. Additionally, significant non-cash transactions during the six months ended June 30, 2022 included the establishment of a $90 million investment related to the Company's initial equity interest in the Title Insurance Underwriter Joint Venture in the first quarter of 2022.
Leases
The Company's lease obligations as of June 30, 2023 have not changed materially from the amounts reported in the 2022 Form 10-K.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
2.    EQUITY METHOD INVESTMENTS
The Company has various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The Company has certain governance rights but does not have a controlling financial or operating interest in these investments. The Company's share of equity earnings or losses related to these investments are included in the financial results of the Title Group and Owned Brokerage Group reportable segments. The Company's equity method investment balances at June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Guaranteed Rate Affinity (1)	$72	$72
Title Insurance Underwriter Joint Venture (2)	72	75
Other Title Group equity method investments (3)	10	10
Total Title Group equity method investments	154	157
Owned Brokerage Group equity method investments (4)	26	27
Total equity method investments	$180	$184
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
(3)Includes Title Group's various other equity method investments. The Company received $1 million in cash dividends from these investments during the six months ended June 30, 2023.
(4)Includes the Company's former 49% investment in RealSure (operations were ceased in the fourth quarter of 2022), the Company's 50% owned unconsolidated real estate auction joint venture with Sotheby's and other brokerage related investments. The Company received $1 million in cash dividends from these investments during the six months ended June 30, 2023.
The Company recorded equity in (earnings) losses from its equity method investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Guaranteed Rate Affinity	$(2)	$1	$—	$9
Title Insurance Underwriter Joint Venture	(1)	(3)	(2)	(3)
Other Title Group equity method investments	(1)	—	(1)	(1)
Owned Brokerage Group equity method investments	(1)	6	—	9
Equity in (earnings) losses of unconsolidated entities	$(5)	$4	$(3)	$14
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Balance at December 31, 2022	$2,392	$—	$131	$2,523
Goodwill acquired (a)	—	1	—	1
Balance at June 30, 2023	$2,392	$1	$131	$2,524

Accumulated impairment losses (b)	$1,561	$1,088	$324	$2,973
_______________
(a)Goodwill acquired during the six months ended June 30, 2023 relates to the acquisition of one real estate brokerage operation.
(b)Includes impairment charges which reduced goodwill by $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of June 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,089	$921	$2,010	$1,056	$954
Indefinite life—Trademarks (b)	$611		$611	$611		$611
Other Intangibles
Amortizable—License agreements (c)	$45	$15	$30	$45	$15	$30
Amortizable—Customer relationships (d)	456	377	79	456	366	90
Indefinite life—Title plant shares (e)	28		28	28		28
Amortizable—Other (f)	8	6	2	11	9	2
Total Other Intangibles	$537	$398	$139	$540	$390	$150
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
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Franchise agreements	$16	$16	$33	$33
Customer relationships	6	5	11	10
Other	—	4	1	6
Total	$22	$25	$45	$49
Based on the Company’s amortizable intangible assets as of June 30, 2023, the Company expects related amortization expense for the remainder of 2023, the four succeeding years and thereafter to be approximately $45 million, $89 million, $89 million, $89 million, $74 million and $646 million, respectively.

4.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	June 30, 2023	December 31, 2022
Prepaid contracts and other prepaid expenses	$85	$81
Prepaid agent incentives	56	55
Franchisee sales incentives	30	30
Other	38	39
Total other current assets	$209	$205
Accrued expenses and other current liabilities consisted of:

	June 30, 2023	December 31, 2022
Accrued payroll and related employee costs	$137	$110
Advances from clients	12	15
Accrued volume incentives	21	39
Accrued commissions	47	44
Restructuring accruals	14	14
Deferred income	66	62
Accrued interest	39	40
Current portion of finance lease liabilities	10	11
Due to former parent	36	20
Other	143	115
Total accrued expenses and other current liabilities	$525	$470

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2023	December 31, 2022
Revolving Credit Facility	$350	$350
Extended Term Loan A	214	221
5.75% Senior Notes	899	899
5.25% Senior Notes	985	985
0.25% Exchangeable Senior Notes	396	394
Total Short-Term & Long-Term Debt	$2,844	$2,849
Securitization Obligations:
Apple Ridge Funding LLC	$200	$163
Indebtedness Table
As of June 30, 2023, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (3)	$350	$ *	$350
Extended Term Loan A	(4) (5)	February 2025	215	1	214
Senior Notes (6)	5.75%	January 2029	900	1	899
Senior Notes (6)	5.25%	April 2030	1,000	15	985
Exchangeable Senior Notes	0.25%	June 2026	403	7	396
Total Short-Term & Long-Term Debt			$2,868	$24	$2,844
Securitization obligations: (7)
Apple Ridge Funding LLC		May 2024	$200	$ *	$200
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of June 30, 2023, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of June 30, 2023, there were $350 million of outstanding borrowings under the Revolving Credit Facility and $36 million of outstanding undrawn letters of credit. On July 24, 2023, the Company had $310 million of outstanding borrowings under the Revolving Credit Facility and $36 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Revolving Credit Facility at June 30, 2023 are based on, at the Company's option, (a) a term Secured Overnight Financing Rate ("SOFR")-based rate including a 10 basis point credit spread adjustment or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2023.
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
(4)In May 2023, the Company entered into an amendment to the Term Loan Agreement which replaced London Interbank Offering Rate ("LIBOR") with a Term SOFR-based rate as the applicable benchmark for the Term Loan A Facility (the applicable margin for the Term Loan A Facility remained the same, but the term SOFR-based rate includes a 10 basis points credit spread adjustment). Interest rates with respect to outstanding borrowings under the Extended Term Loan A at June 30, 2023 are based on, at the Company's option, (a) a term SOFR-based rate including a 10 basis point credit spread adjustment or (b) ABR plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2023.
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
(6)See Note 11, "Subsequent Events" for additional information with respect to the debt exchange transactions.
(7)In June 2023, Anywhere Group extended the existing Apple Ridge Funding LLC securitization program until the end of May 2024. Under the Apple Ridge Funding LLC securitization program, the Company had $200 million of borrowing capacity as of June 30, 2023. The securitization program includes a seasonal increase provision which allows for a temporary increase to $215 million of borrowing capacity from July 17 to October 15 of 2023 only, at which time it reverts back to $200 million of borrowing capacity. As of June 30, 2023, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $200 million being utilized leaving no available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $258 million and $206 million of underlying relocation receivables and other related relocation assets at June 30, 2023 and December 31, 2022, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $3 million and $1 million for the three months ended June 30, 2023 and 2022, respectively, as well as $6 million and $2 million for the six months ended June 30, 2023 and 2022, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 7.1% and 3.3% for the six months ended June 30, 2023 and 2022, respectively.
Maturities Table
As of June 30, 2023, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2023 and each of the next four years is as follows:

Year	Amount
Remaining 2023 (a)	$359
2024	22
2025	184
2026	403
2027	—
_______________
(a)Remaining 2023 includes amortization payments totaling $9 million for the Extended Term Loan A, as well as $350 million of outstanding borrowings under the Revolving Credit Facility which expires in July 2027 (subject to earlier spring maturity) but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $369 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments totaling $19 million for the Extended Term Loan A and $350 million of outstanding borrowings under the Revolving Credit Facility.
Loss on the Early Extinguishment of Debt
As a result of the refinancing transactions in the first quarter of 2022, the Company recorded a loss on the early extinguishment of debt of $92 million, which included $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes, during the six months ended June 30, 2022.
6.    RESTRUCTURING COSTS
Restructuring charges were $6 million and $31 million for the three and six months ended June 30, 2023, respectively, and $3 million and $7 million for the three and six months ended June 30, 2022, respectively. The components of the restructuring charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Personnel-related costs (1)	$2	$1	$13	$2
Facility-related costs (2)	4	2	18	5
Total restructuring charges (3)	$6	$3	$31	$7

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
(3)Restructuring charges for the three months ended June 30, 2023 include $5 million of expense related to the Operational Efficiencies Plan and $1 million of expense related to prior restructuring plans. Restructuring charges for the six months ended June 30, 2023 include $28 million of expense related to the Operational Efficiencies Plan and $3 million of expense related to prior restructuring plans. Restructuring charges for the three and six months ended June 30, 2022 related to prior restructuring plans.
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
The following is a reconciliation of the beginning and ending reserve balances related to the Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2022	$10	$2	$12
Restructuring charges (1)	13	15	28
Costs paid or otherwise settled	(12)	(13)	(25)
Balance at June 30, 2023	$11	$4	15
_______________
(1)In addition, the Company incurred $7 million of facility-related costs for lease asset impairments in connection with the Plan during the six months ended June 30, 2023.
The following table shows the total costs currently expected to be incurred by type of cost related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$28	$27	$1
Facility-related costs	23	21	2
Total	$51	$48	$3

The following table shows the total costs currently expected to be incurred by reportable segment related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$8	$8	$—
Owned Brokerage Group	35	32	3
Title Group	1	1	—
Corporate and Other	7	7	—
Total	$51	$48	$3

Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2022, the remaining liability related to these initiatives was $12 million. During the six months ended June 30, 2023, the Company incurred $3 million of costs and paid or settled $6 million of costs resulting in a remaining accrual of $9 million at June 30, 2023. The remaining accrual of $9 million and total amount remaining to be incurred of $21 million primarily relate to the transformation of the Company's corporate headquarters.
7.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries or regulatory actions related to alleged business practices, intellectual property matters, commercial, employment, regulatory and tax matters and contract disputes, including the matters described below.
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
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits, multi-party litigation and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Insurance coverage may be unavailable for certain types of claims (including antitrust and Telephone Consumer Protection Act ("TCPA") litigation) and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses the Company incurs.
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
The below captioned matters address certain current litigation involving the Company, including antitrust litigation, litigation related to the TCPA, and worker classification litigation. The captioned matters described herein involve evolving, complex litigation and the Company assesses its accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust class action matters (the Burnett litigation) is scheduled to go to a jury trial in October 2023 (subject to a back-up jury trial date in February 2024) and the TCPA class action, which had been scheduled for a jury trial in May 2023, has been postponed until January 2024. Additionally, on March 29, 2023, class certification was granted in the Moehrl antitrust class action, which contains allegations and damages theories similar to, but not the same as, the Burnett litigation but with a class that is substantially larger than the class certified in the Burnett litigation.
The Company disputes the allegations against it in each of these matters, believes it has substantial defenses against plaintiffs' claims and is vigorously defending these actions.

All of these matters are presented as currently captioned, but as noted elsewhere in this Quarterly Report, Realogy Holdings Corp. has been renamed Anywhere Real Estate Inc.
Antitrust Litigation
The cases included under this header, Antitrust Litigation, are class actions that challenge residential real estate industry rules and practices for payment of buyer-broker commissions and certain alleged associated practices. The issues raised by these cases have not been previously adjudicated, and the cases are pending in multiple jurisdictions, are at various stages of litigation, claim to cover lengthy periods, involve different assertions with respect to liability and damages, include federal and certain state law claims, involve numerous and differing parties, and—given that antitrust laws generally provide for joint and several liability and treble damages—could result in a broad range of outcomes, making it difficult to predict possible damages or how legal, factual and damages issues will be resolved.
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
In each of these cases, plaintiffs claim damages for all or a meaningful portion of the buyer-broker commission paid in each transaction irrespective of the fact that the Company retained relatively little of those commissions (as the vast majority of the commission remained with the independent sales agent and/or franchisee, as applicable).
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
The plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies and rules for the multiple listing services and its member brokers that require listing brokers to make an offer of buyer-broker compensation when listing a property. The plaintiffs' experts argue that "but for" the challenged NAR policies and rules, these offers of buyer-broker compensation would not be made and plaintiffs seek the recovery of full commissions paid to buyers’ brokers as to both brokerage and franchised operations in the relevant geographic area.
The plaintiffs further allege that commission sharing, which provides for the broker representing the seller sharing or paying a portion of its commission to the broker representing the buyer, is anticompetitive and violates the Sherman Act, and that the brokerage/franchisor defendants conspired with NAR by requiring their respective brokerages/franchisees to comply with NAR’s policies, rules, and Code of Ethics, and engaged in other allegedly anticompetitive conduct including, but not limited to, steering and agent education that allegedly promotes the practice of paying buyer-broker compensation and discourages commission negotiation. Plaintiffs’ experts dispute defendants’ contention that the practice of offering and paying buyer-broker compensation is based on natural and legitimate economic incentives and benefits that exist irrespective of the challenged NAR policies and rules and plaintiffs also contend that international practices are comparable benchmarks.
The antitrust claims in the Burnett litigation are limited both in allegations and relief sought to home sellers who from April 29, 2015, to the present used a listing broker affiliated with one of the brokerage/franchisor defendants in four MLSs that primarily serve the State of Missouri, purportedly in violation of federal and Missouri antitrust laws. The plaintiffs seek a permanent injunction enjoining the defendants from requiring home sellers to pay buyer-broker commissions or from otherwise restricting competition among brokers, an award of damages and/or restitution for the class period, attorneys' fees and costs of suit. Plaintiffs allege joint and several liability and seek treble damages.
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
The Court granted class certification on April 22, 2022 and an interlocutory appeal of that order was denied. The class the Court has certified includes, according to plaintiffs, over 310,000 transactions for which the plaintiffs are seeking a full refund of the buyer-broker commissions. On December 16, 2022, the Court issued a decision denying the defendants’ motions for summary judgment in this matter. The Court’s summary-judgment decision holds that plaintiffs have adduced evidence to support their contention that the challenged rules constitute per se violations of the Sherman Act. Because other courts considering similar antitrust challenges to MLS rules have held that such rules cannot be treated as per se violations, the defendants filed a motion asking the Court to certify the issue for a discretionary interlocutory appeal to the U.S. Court of Appeals for the Eighth Circuit, but the motion was denied by the Court on January 27, 2023.
The parties have conducted court-ordered mediations, the most recent of which took place on July 21, 2023. A jury trial is scheduled to commence on October 16, 2023, but the Court has set a back-up trial date of February 26, 2024. A status conference is currently scheduled for August 4, 2023.
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
On April 12, 2023, the Company and the other defendants filed a petition with the United States Court of Appeals for the Seventh Circuit (the "Seventh Circuit") to pursue an interlocutory appeal of the decision on class certification; which the Seventh Circuit denied on May 24, 2023. Merit expert discovery in the case is ongoing.
The Company disputes the allegations against it in this case, believes it has substantial defenses to both plaintiffs’ claims and damage assertions, and is vigorously defending this litigation.
Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division). In this putative nationwide class action filed on January 25, 2021 (formerly captioned as Leeder), the plaintiffs take issue with certain NAR policies, including those related to buyer-broker compensation at issue in the Moehrl and Burnett matters, as well as those at issue in the 2020 settlement between the DOJ and NAR, but claim the alleged conspiracy has harmed buyers (instead of sellers). The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and were unjustly enriched, and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses.
On July 6, 2022, plaintiffs filed an amended complaint substituting in eight new named plaintiffs and containing allegations substantially similar to the original complaint but also adding certain claims under state antitrust statutes and consumer protection statutes. Motions to dismiss remains pending and discovery has not commenced.

The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation.
Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action filed on December 17, 2020 (formerly captioned as Bauman), wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl and Burnett matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules of a multiple listing service (MLS Property Information Network, Inc.) that is owned by realtors, including in part by one of the Company's company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. On December 10, 2021, the Court denied the motion to dismiss filed in March 2021 by the Company (together with the other defendants named in the complaint) and in January 2022, the plaintiffs filed a second amended complaint which, among other things, redefined the covered area as limited to home sales in Massachusetts (removing New Hampshire and Rhode Island). The lawsuit seeks to represent a class of sellers who paid a broker commission in connection with the sale of a property listed in the MLS Property Information Network, Inc. On January 23, 2023, MLS Property Information Network, Inc., HomeServices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. filed their answer to the second amended complaint. The Anywhere defendants filed their answer to the second amended complaint on February 21, 2023. Discovery in the case has commenced.
On June 30, 2023, the MLS Property Information Network, Inc. filed a motion for preliminary approval of a settlement covering sellers who paid, and/or on whose behalf sellers' brokers paid, buyer-broker commissions during the settlement class period (defined as January 15, 1997, through and including the date of final judgment and order of dismissal) in connection with the sale of residential real estate listed on the centralized listing database of MLS Property Information Network, Inc. The corporate defendants, including Anywhere, are not a party to the motion or settlement. The settlement, if finally approved by the Court, requires MLS Property Information Network, Inc to eliminate the requirement that a seller must offer compensation to a buyer-broker and to change various other rules to give sellers various notices and rules relating to negotiation of buyer-broker compensation. In addition to the foregoing injunctive relief, MLS Property Information Network, Inc. has agreed to pay $3 million into a settlement fund to fund plaintiffs' legal costs incurred or to be incurred in this litigation. The motion for preliminary approval of the settlement is pending.
The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation.
Telephone Consumer Protection Act Litigation
Bumpus, et al. v. Realogy Holdings Corp., et al. (U.S. District Court for the Northern District of California, San Francisco Division). In this class action filed on June 11, 2019, against Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), Anywhere Real Estate Services Group LLC (f/k/a Realogy Services Group LLC), and Anywhere Advisors LLC (f/k/a Realogy Brokerage Group LLC and NRT LLC), and Mojo Dialing Solutions, LLC, plaintiffs allege that independent sales agents affiliated with Anywhere Advisors LLC violated the Telephone Consumer Protection Act of 1991 (TCPA) using dialers provided by Mojo and others. Plaintiffs seek relief on behalf of a National Do Not Call Registry class, an Internal Do Not Call class, and an Artificial or Prerecorded Message class.
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
Plaintiffs had claimed that approximately 1.2 million Do Not Call calls and approximately 265,000 Pre-Recorded Messages qualified for inclusion in the classes, but on March 29, 2023, filed a motion to narrow the classes to approximately 321,000 Do Not Call calls and approximately 165,000 Pre-Recorded Messages. On April 12, 2023, the Company opposed Plaintiffs' motion to modify the classes and sought to decertify them. On April 24, 2023, the Court vacated the April 27, 2023 hearing and pretrial conference and the jury trial set to commence on May 15, 2023, and on May 25, 2023 set a jury trial date for January 29, 2024 and a pretrial conference for January 11, 2024. Plaintiffs' motion to narrow the classes, the Company’s opposition seeking to decertify the classes, as well as other pre-trial motions, are pending.
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
* * *
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $36 million at June 30, 2023 and $20 million at December 31, 2022, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased the reserve for this legacy tax matter in the first quarter of 2023 and as of June 30, 2023 the reserve is $36 million. The OTA’s opinion is not final, and the Company has filed a petition for rehearing and continues to vigorously pursue this matter. If the rehearing is denied, the tax assessment will become payable, even if judicial relief is sought.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $933 million at June 30, 2023 and while these deposits are not assets of the Company (and therefore are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.

8.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2023	110.4	$1	$4,805	$(3,132)	$(47)	$3	$1,630
Net income	—	—	—	19	—	—	19
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	—	—	—	—	—
Balance at June 30, 2023	110.4	$1	$4,809	$(3,113)	$(47)	$3	$1,653

	Three Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2022	118.1	$1	$4,886	$(2,684)	$(49)	$3	$2,157
Net income	—	—	—	88	—	2	90
Repurchase of common stock	(3.9)	—	(45)	—	—	—	(45)
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	0.1	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at June 30, 2022	114.4	$1	$4,849	$(2,596)	$(49)	$4	$2,209

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net loss	—	—	—	(119)	—	—	(119)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(4)	—	—	—	(4)
Balance at June 30, 2023	110.4	$1	$4,809	$(3,113)	$(47)	$3	$1,653

	Six Months Ended June 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net income	—	—	—	111	—	2	113
Other comprehensive income	—	—	—	—	1	—	1
Repurchase of common stock	(3.9)	—	(45)	—	—	—	(45)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	14	—	—	—	14
Issuance of shares for vesting of equity awards	2.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.8)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(4)	(4)
Balance at June 30, 2022	114.4	$1	$4,849	$(2,596)	$(49)	$4	$2,209

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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of June 30, 2023, $203 million remained available for repurchase under the share repurchase program.
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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of June 30, 2023 as the closing price of the Company's common stock as of June 30, 2023 was less than the initial exchange price.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Anywhere shareholders	$19	$88	$(119)	$111
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	110.4	116.5	110.1	116.8
Dilutive effect of stock-based compensation awards (a)	0.9	1.3	—	2.1
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	111.3	117.8	110.1	118.9
Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.17	$0.76	$(1.08)	$0.95
Diluted earnings (loss) per share	$0.17	$0.75	$(1.08)	$0.93
_______________
(a)The three months ended June 30, 2023, as well as three and six months ended June 30, 2022 exclude 6.6 million, 5.4 million and 4.7 million shares of common stock, respectively, issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation. The Company was in a net loss position for the six months ended June 30, 2023 and therefore the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
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

	Revenues (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Franchise Group	$284	$339	$491	$606
Owned Brokerage Group	1,380	1,775	2,295	3,039
Title Group	100	144	172	334
Corporate and Other (b)	(93)	(116)	(156)	(202)
Total Company	$1,671	$2,142	$2,802	$3,777
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $93 million and $156 million for the three and six months ended June 30, 2023, respectively, and $116 million and $202 million for the three and six months ended June 30, 2022, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.

Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net income (loss) attributable to Anywhere and Anywhere Group for the three and six months ended June 30, 2023 and 2022:

	Operating EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Franchise Group	$164	$204	$261	$342
Owned Brokerage Group	(10)	11	(85)	(29)
Title Group	10	21	(7)	18
Corporate and Other (a)	(38)	(34)	(95)	(60)
Total Company	$126	$202	$74	$271

Less: Depreciation and amortization	49	55	99	106
Interest expense, net	39	28	77	46
Income tax expense (benefit)	8	32	(38)	44
Restructuring costs, net (b)	6	3	31	7
Impairments (c)	4	—	8	—
Former parent legacy cost, net (d)	1	—	17	—
Loss on the early extinguishment of debt (d)	—	—	—	92
Gain on the sale of businesses, investments or other assets, net (e)	—	(4)	(1)	(135)
Net income (loss) attributable to Anywhere and Anywhere Group	$19	$88	$(119)	$111
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended June 30, 2023 includes restructuring charges of $4 million at Owned Brokerage Group, $1 million at Title Group and $1 million at Corporate and Other.
The three months ended June 30, 2022 includes restructuring charges of $1 million at Franchise Group, $1 million at Owned Brokerage Group and $1 million at Corporate and Other.
The six months ended June 30, 2023 includes restructuring charges of $6 million at Franchise Group, $18 million at Owned Brokerage Group, $1 million at Title Group and $6 million at Corporate and Other.
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
(e)Gain on the sale of businesses, investments or other assets, net is recorded in Title Group and is related to the sale of the Title Underwriter and subsequent sales of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.
11.    SUBSEQUENT EVENTS
Debt Exchange Transactions
On July 25, 2023, the Company entered into an Exchange Agreement with funds managed by Angelo, Gordon & Co., L.P. (“Angelo Gordon”) a Delaware limited partnership (the “Significant Noteholder Exchange”), pursuant to which Angelo Gordon agreed to exchange approximately $273 million of the 5.75% Senior Notes and 5.25% Senior Notes it holds for approximately $218 million in new 7.00% Second Lien Senior Secured Notes due 2030 (the “7.00% Second Lien Senior Secured Notes”).
In addition, on July 25, 2023, the Company commenced offers to exchange (the “Exchange Offer”) up to approximately $527 million in aggregate principal amount of the outstanding 5.75% Senior Notes and 5.25% Senior Notes for up to approximately $422 million in aggregate principal amount the 7.00% Second Lien Senior Secured Notes, in each case upon similar terms and conditions as the Significant Noteholder Exchange, as set forth in a confidential offering memorandum. Each Exchange Offer will expire at 5:00 p.m., New York City time, on August 22, 2023, unless extended or terminated. The consummation of the Exchange Offers is not conditioned upon the consummation of the Significant Noteholder Exchange or vice versa.

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
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of June 30, 2023, our real estate franchise systems and proprietary brands had approximately 332,200 independent sales agents worldwide, including approximately 190,800 independent sales agents operating in the U.S. (which included approximately 57,800 company owned brokerage independent sales agents). As of June 30, 2023, our real estate franchise systems and proprietary brands had approximately 19,900 offices worldwide in 118 countries and territories, including approximately 5,600 brokerage offices in the U.S. (which included approximately 630 company owned brokerage offices). This segment also includes our lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 630 owned and operated brokerage offices with approximately 57,800 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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

RECENT DEVELOPMENTS
Debt Exchange Transactions
On July 25, 2023, the Company entered into an Exchange Agreement with funds managed by Angelo, Gordon & Co., L.P. (“Angelo Gordon”) a Delaware limited partnership (the “Significant Noteholder Exchange”), pursuant to which Angelo Gordon agreed to exchange approximately $273 million of the 5.75% Senior Notes and 5.25% Senior Notes it holds for approximately $218 million in new 7.00% Second Lien Senior Secured Notes due 2030 (the “7.00% Second Lien Senior Secured Notes”).
In addition, on July 25, 2023, the Company commenced offers to exchange (the “Exchange Offer”) up to approximately $527 million in aggregate principal amount of the outstanding 5.75% Senior Notes and 5.25% Senior Notes for up to approximately $422 million in aggregate principal amount the 7.00% Second Lien Senior Secured Notes, in each case upon similar terms and conditions as the Significant Noteholder Exchange, as set forth in a confidential offering memorandum. Each Exchange Offer will expire at 5:00 p.m., New York City time, on August 22, 2023, unless extended or terminated. The consummation of the Exchange Offers is not conditioned upon the consummation of the Significant Noteholder Exchange or vice versa.
CURRENT BUSINESS AND INDUSTRY TRENDS
During 2022, the residential real estate market experienced a decline which significantly worsened in the second half of 2022. Franchise Group and Owned Brokerage Group homesale transaction volume (closed homesale transaction sides multiplied by average homesale price) on a combined basis decreased 14% in 2022 compared to 2021, with third and fourth quarter 2022 volume down 17% and 33%, respectively, year-over-year. Rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns drove significant declines in homesale transactions, as well as purchase and refinancing unit and mortgage origination volume, during 2022. The low inventory environment further contributed to declines in closed homesale sides during the year, though insufficient inventory levels strongly contributed to higher average homesale price in the first three quarters of 2022.
Market conditions in the residential real estate industry remained weak in the first half of 2023 with the factors described above continuing to affect the industry, including the continuing constraints on inventory. However, we saw sequential improvement with homesale transaction volume on a combined basis down 31% year-over-year in the first quarter of 2023 and improving to down 23% year-over-year in the second quarter of 2023.
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the three and six months ended June 30, 2023 as compared with the same period in 2022:

	Three Months Ended June 30, 2023	Six Months Ended June 30, 2023
Anywhere Combined
Homesale transaction volume*	(23)%	(27)%
Closed homesale sides	(22)%	(25)%
Average homesale price	(1)%	(2)%
Anywhere Brands - Franchise Group
Homesale transaction volume*	(23)%	(27)%
Closed homesale sides	(23)%	(26)%
Average homesale price	—%	(1)%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	(24)%	(26)%
Closed homesale sides	(21)%	(23)%
Average homesale price	(3)%	(4)%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.

The graphic below shows the trend of homesale transaction volume on a combined basis for the Company by quarter in 2022 and 2023 as compared with the same period in the prior year:
Industry forecasts predict significant declines in existing homesales in 2023, including Fannie Mae forecasting existing homesale transactions to decrease 16% to approximately 4.2 million transactions for the full year 2023, as of their most recently released forecast. These industry forecasts reflect an expectation that the moderation of declines in existing homesales during the first half of 2023 will continue for the second half of 2023.
Furthermore, refinancing title and closing units declined 51% and purchase title and closing units declined 27% at Title Group during the second quarter of 2023 compared to the second quarter of 2022 as a result of the high interest rate environment and a reduction in volume related to a pullback in home purchasing by an institutional homebuyer with which we have a joint venture relationship.
Cost Savings and Operational Efficiencies. Beginning in the third quarter of 2022 and continuing, we took additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. During the second quarter of 2023, the Company realized cost savings of approximately $50 million and approximately $100 million year to date of which approximately half related to restructuring activities, and the Company expects to realize approximately an additional $100 million in cost savings during the remainder of 2023.
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
Mortgage Rates. According to Freddie Mac, average mortgage rates on commitments for a 30-year, conventional, fixed-rate mortgage more than doubled in 2022, reaching as high as 7.08% at times in the fourth quarter of 2022 and increased from an average of 5.52% in June 2022 to 6.71% in June 2023, which is approximately 280 basis points higher than the 10-year average of 3.95%. For the week ending August 3, 2023, mortgage rates on a 30-year fixed-rate mortgage averaged 6.90%, according to Freddie Mac.
A wide variety of factors can contribute to mortgage rates, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels and foreclosure rates, to name a few. Since March 2022, the U.S. Federal Reserve Board has taken aggressive action intended to try to control inflation, including raising the target federal funds rate by over 400 basis points during 2022 and by an additional 100 basis points since the beginning of 2023. Yields on the 10-year Treasury note were 3.81% as of June 30, 2023 compared to 2.98% as of June 30, 2022. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates.

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
Inflation. U.S. consumers have been and may continue to be impacted by the current inflationary environment. The Consumer Price Index for All Urban Consumers, or CPI, rose 3% (not seasonally adjusted) for the 12-months ended June 30, 2023, according to the U.S. Bureau of Labor Statistics. The CPI measures the average change in prices paid by urban consumers for a market basket of consumer goods and services. Volatility in the macroeconomic environment, including disruptions related to Russia's invasion of Ukraine, may further exacerbate inflationary pressures.
Affordability. The rapid increase in mortgage rates and inflation discussed above has had a corresponding negative impact on affordability, which has also been meaningfully impacted by rising home prices that are related, in part, to prolonged inventory constraints. Housing affordability has declined significantly year-over-year, as well as since the first quarter of 2022, according to the Home Ownership Affordability Monitor (HOAM) Index issued by the Federal Reserve Bank of Atlanta, which reports that in April 2023, the HOAM index value was 73.4 as compared to 77.4 in April 2022. The HOAM index measures the ability of a median-income household to absorb the estimated annual costs associated with owning a median-priced home, with affordability considered a HOAM index value of greater than 100. Housing affordability may be further impacted in future periods by inflationary pressures, increases in mortgage rates and average homesale price, further or accelerated declines in inventory, declining or stagnant wages, or other economic challenges.
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
We believe speed of inventory supply turnover, which had increased significantly over the past two years, has slowed since the beginning of the second half of 2022 but remains at a faster pace than historical norms. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract was a median of 18 days in the second quarter of 2023 compared to a median of 13 days on the market in the second quarter of 2022, 12 days on the market in the second quarter of 2021 and 26 days on the market in the second quarter of 2019.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. As of June 30, 2023 compared to the same period in 2022, independent sales agents affiliated with our company owned brokerages declined 2% and, based on information from such franchisees, independent sales agents affiliated with our U.S. franchisees declined 4%. We believe these declines are consistent with a broader market trend of agents leaving the industry.
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
Legal & Regulatory Environment. For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see "Part I., Item 1.—Business—Government and Other Regulations" and "Part I., Item 1A.—Risk Factors" in our 2022 Form 10-K.
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

The following table presents our drivers for the three and six months ended June 30, 2023 and 2022. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,				Six Months Ended June 30,
	2023	2022	% Change		2023	2022	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	203,928	263,600	(23)%		354,419	481,364	(26)%
Average homesale price	$473,312	$475,361	—%		$458,303	$463,549	(1)%
Average homesale broker commission rate	2.46%	2.43%	3	bps	2.46%	2.43%	3	bps
Net royalty per side	$451	$450	—%		$426	$433	(2)%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	75,506	96,029	(21)%		129,303	167,400	(23)%
Average homesale price	$709,764	$735,013	(3)%		$690,401	$722,764	(4)%
Average homesale broker commission rate	2.43%	2.41%	2	bps	2.42%	2.40%	2	bps
Gross commission income per side	$18,059	$18,297	(1)%		$17,525	$17,947	(2)%
Anywhere Integrated Services - Title Group
Purchase title and closing units	30,136	41,483	(27)%		51,885	72,350	(28)%
Refinance title and closing units	2,308	4,712	(51)%		4,506	12,780	(65)%
Average fee per closing unit	$3,202	$3,264	(2)%		$3,170	$3,158	—%
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
We attribute the 2 and 3 basis points increase in average homesale broker commission rate in the first half of 2023 at Owned Brokerage Group and Franchise Group, respectively, over the prior period to price and geographic mix. Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
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
Three Months Ended June 30, 2023 vs. Three Months Ended June 30, 2022
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2023	2022	Change
Net revenues	$1,671	$2,142	$(471)
Total expenses	1,649	2,016	(367)
Income before income taxes, equity in (earnings) losses and noncontrolling interests	22	126	(104)
Income tax expense	8	32	(24)
Equity in (earnings) losses of unconsolidated entities	(5)	4	(9)
Net income	19	90	(71)
Less: Net income attributable to noncontrolling interests	—	(2)	2
Net income attributable to Anywhere and Anywhere Group	$19	$88	$(69)

Net revenues decreased $471 million or 22% for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group primarily due to a decline in homesale transactions.
Total expenses decreased $367 million or 18% for the second quarter of 2023 compared to the second quarter of 2022 primarily due to:
•a $310 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume;
•a $60 million net decrease in operating and general and administrative expenses primarily attributable to a decrease in employee-related and other operating costs due to cost savings initiatives; and
•a $16 million decrease in marketing costs as a result of cost savings initiatives, partially offset by:
•an $11 million net increase in interest expense primarily due to the absence in the second quarter of 2023 of $9 million of gains recognized in the second quarter of 2022 related to the fair value adjustment for mark-to-market adjustments for interest rate swaps (which expired during the fourth quarter of 2022); and

•$6 million of restructuring costs during the second quarter of 2023 primarily related to cost savings initiatives compared to $3 million of restructuring costs during the second quarter of 2022.
Equity in earnings were $5 million during the second quarter of 2023 compared to losses of $4 million during the second quarter of 2022. Equity in earnings during the second quarter of 2023 consisted of $2 million of earnings for Guaranteed Rate Affinity, $1 million of earnings for the Title Insurance Underwriter Joint Venture, $1 million of earnings for our other title related equity method investments and $1 million of earnings for the operations of our brokerage related equity method investments. Equity in losses for the second quarter of 2022 consisted of $6 million of losses for the operations of our brokerage related equity method investments and $1 million of losses for Guaranteed Rate Affinity, partially offset by $3 million of earnings for the Title Insurance Underwriter Joint Venture.
In 2022, we began to take additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. As a result, we implemented a restructure plan ("Operational Efficiencies Plan") under which we incurred $5 million of costs including $3 million of facility related costs and $2 million of personnel related costs during the second quarter of 2023. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $51 million with $48 million incurred through the second quarter of 2023. During the second quarter of 2023, the Company realized cost savings of approximately $50 million and approximately $100 million year to date of which approximately half related to restructuring activities, and the Company expects to realize approximately an additional $100 million in cost savings during the remainder of 2023. Furthermore, in connection with prior restructuring programs, we incurred $1 million of costs during the second quarter of 2023 compared to $3 million during the second quarter of 2022. These costs primarily related to the transformation of our corporate headquarters. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $8 million for the three months ended June 30, 2023 compared to $32 million for the three months ended June 30, 2022. Our effective tax rate was 30% and 26% for the three months ended June 30, 2023 and 2022, respectively. The effective tax rate for the three months ended June 30, 2023 was primarily impacted by non-deductible executive compensation.
The following table reflects a reconciliation of Net income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
Net income attributable to Anywhere and Anywhere Group	$19	$88
Income tax expense	8	32
Income before income taxes	27	120
Add: Depreciation and amortization	49	55
Interest expense, net	39	28
Restructuring costs, net (a)	6	3
Impairments (b)	4	—
Former parent legacy cost, net (c)	1	—
Gain on the sale of businesses, investments or other assets, net (d)	—	(4)
Operating EBITDA	$126	$202

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2023	2022			2023	2022			2023	2022
Franchise Group	$284	$339	$(55)	(16)%	$164	$204	$(40)	(20)%	58%	60%	(2)
Owned Brokerage Group	1,380	1,775	(395)	(22)	(10)	11	(21)	(191)	(1)	1	(2)
Title Group	100	144	(44)	(31)	10	21	(11)	(52)	10	15	(5)
Corporate and Other	(93)	(116)	23	(e)	(38)	(34)	(4)	(12)
Total Company	$1,671	$2,142	$(471)	(22)%	$126	$202	$(76)	(38)%	8%	9%	(1)

_______________
(a)Restructuring charges incurred for the three months ended June 30, 2023 include $4 million at Owned Brokerage Group, $1 million at Title Group and $1 million at Corporate and Other. Restructuring charges incurred for the three months ended June 30, 2022 include $1 million at Franchise Group, $1 million at Owned Brokerage Group and $1 million at Corporate and Other.
(b)Impairments primarily relate to non-cash lease asset impairments.
(c)Former parent legacy items is recorded in Corporate and Other.
(d)Gain on the sale of businesses, investments or other assets, net for the three months ended June 30, 2022 is recorded in Title Group and is related to the sale of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $93 million and $116 million during the three months ended June 30, 2023 and 2022, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point for the three months ended June 30, 2023 compared to 2022. Franchise Group's margin decreased 2 percentage points primarily due to a decrease in royalty revenue, partially offset by cost savings initiatives. Owned Brokerage Group's margin decreased 2 percentage points primarily due to declines in revenue, partially offset by cost savings initiatives. Title Group's margin decreased 5 percentage points, with 7 percentage points related to the decline in purchase and refinance revenue, partially offset by a decrease in employee-related and other operating costs as a result of cost savings initiatives.
Corporate and Other Operating EBITDA for the three months ended June 30, 2023 declined $4 million to a loss of $38 million primarily due to higher employee-related costs, partially offset by cost savings initiatives.
Anywhere Brands - Franchise Group
Revenues decreased $55 million to $284 million and Operating EBITDA decreased $40 million to $164 million for the three months ended June 30, 2023 compared with the same period in 2022.
Revenues decreased $55 million primarily as a result of a $23 million decrease in third-party domestic franchisee royalty revenue, primarily driven by a 23% decrease in homesale transaction volume at Franchise Group which was all due to a decrease in existing homesale transactions and a $23 million decrease in intercompany royalties received from Owned Brokerage Group. In addition, brand marketing fund revenue and related expense decreased $4 million primarily due to lower advertising costs during the second quarter of 2023 as compared to the second quarter of 2022. Furthermore, revenue from our relocation operations and leads business decreased $11 million primarily as a result of lower volume. The revenue decreases were partially offset by a $6 million increase in other franchise revenue primarily related to registration fees for meetings and conferences occurring in 2023 that were not held in 2022.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $89 million and $112 million during the second quarter of 2023 and 2022, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $40 million primarily due to the $55 million decrease in revenues discussed above, partially offset by cost savings initiatives in the second quarter of 2023 compared to the second quarter of 2022 including decreases of $9 million in operating costs, the $4 million decrease in brand marketing fund expense discussed above and a net decrease of $2 million in other marketing expense partially offset by an increase in meetings and conferences expense.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $395 million to $1,380 million and Operating EBITDA decreased $21 million to a loss of $10 million for the three months ended June 30, 2023 compared with the same period in 2022.
The revenue decrease of $395 million was primarily driven by a 24% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 21% decrease in existing homesale transactions and a 3% decrease in average homesale price.
Operating EBITDA decreased $21 million primarily due to the $395 million decrease in revenues discussed above, partially offset by:

•a $310 million decrease in commission expenses paid to independent sales agents from $1,402 million for the second quarter of 2022 to $1,092 million in the second quarter of 2023 primarily as a result of lower homesale transaction volume;
•a $25 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives;
•a $23 million decrease in royalties paid to Franchise Group from $112 million for the second quarter 2022 to $89 million in the same period of 2023 associated with the homesale transaction volume declines described above;
•a $9 million decrease in marketing expense as a result of cost savings initiatives; and
•$7 million less equity in losses primarily related to a former investment.
Anywhere Integrated Services - Title Group
Revenues decreased $44 million to $100 million and Operating EBITDA decreased $11 million to $10 million for the three months ended June 30, 2023 compared with the same period in 2022.
Revenues decreased $44 million primarily due to a $36 million decrease in purchase revenue as a result of a decrease in transactions primarily due to the high interest rate environment, a reduction in volume related to a pullback in home purchasing by an institutional homebuyer with which we have a joint venture relationship and a decrease in the average fee per closing unit. Furthermore, refinance revenue decreased $6 million due to a decrease in activity as average mortgage rates increased approximately 130 basis points during the second quarter of 2023 compared to the same period in 2022.
Operating EBITDA decreased $11 million primarily due to the $44 million decrease in revenues discussed above, partially offset by a $31 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and declines in variable operating costs due to lower volume and a $2 million increase in equity in earnings from earnings of $2 million during the second quarter of 2022 to earnings of $4 million during the second quarter of 2023.
Six Months Ended June 30, 2023 vs. Six Months Ended June 30, 2022
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2023	2022	Change
Net revenues	$2,802	$3,777	$(975)
Total expenses	2,962	3,606	(644)
(Loss) income before income taxes, equity in (earnings) losses and noncontrolling interests	(160)	171	(331)
Income tax (benefit) expense	(38)	44	(82)
Equity in (earnings) losses of unconsolidated entities	(3)	14	(17)
Net (loss) income	(119)	113	(232)
Less: Net income attributable to noncontrolling interests	—	(2)	2
Net (loss) income attributable to Anywhere and Anywhere Group	$(119)	$111	$(230)
Net revenues decreased $975 million or 26% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group primarily due to a decline in homesale transactions. In addition, net revenues decreased $80 million due to the absence of revenue at Title Group as a result of the sale of the Title Insurance Underwriter late in the first quarter of 2022.
Total expenses decreased $644 million or 18% for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 primarily due to:
•a $575 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume;
•a $155 million decrease in operating and general and administrative expenses primarily attributable to a $74 million decrease in underwriter costs as a result of the sale of the Title Underwriter late in the first quarter of 2022 and a decrease in employee-related and other operating costs due to cost savings initiatives, partially offset by an increase in accruals for several legal matters;

•the absence of a $92 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2022 which included approximately $80 million related to make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes; and
•a $31 million decrease in marketing costs as a result of cost savings initiatives, partially offset by:
•a $136 million decrease in other income primarily due to the absence of the $131 million gain recorded at Title Group related to the sale of the Title Underwriter in the first quarter of 2022;
•a $31 million net increase in interest expense primarily due to the absence in the first half of 2023 of $35 million of gains recognized in the first half of 2022 related to the fair value adjustment for mark-to-market adjustments for interest rate swaps (which expired during the fourth quarter of 2022);
•$31 million of restructuring costs during the six months ended June 30, 2023 primarily related to cost savings initiatives compared to $7 million of restructuring costs during the six months ended June 30, 2022; and
•an increase in former parent legacy cost of $17 million primarily related to recent developments in a legacy tax matter in the first quarter of 2023.
Equity in earnings were $3 million for the six months ended June 30, 2023 compared to losses of $14 million during the same period of 2022. Equity in earnings for the six months ended June 30, 2023 consisted of $2 million of earnings for the Title Insurance Underwriter Joint Venture and $1 million of earnings for the operations of our other title related equity method investments. Equity in losses for the six months ended June 30, 2022 consisted of $9 million of losses for Guaranteed Rate Affinity and $9 million of losses for the operations of our brokerage related equity method investments, partially offset by $3 million of earnings for the Title Insurance Underwriter Joint Venture and $1 million of earnings for the operations of our other title related equity method investments.
During the six months ended June 30, 2023, we incurred $28 million of costs related to the Operational Efficiencies Plan including $15 million of facility related costs and $13 million of personnel related costs, primarily at Owned Brokerage Group. Furthermore, in connection with prior restructuring programs, we incurred $3 million of costs during the six months ended June 30, 2023 compared to $7 million during the six months ended June 30, 2022. These costs primarily related to the transformation of our corporate headquarters. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $38 million for the six months ended June 30, 2023 compared to an expense of $44 million for the six months ended June 30, 2022. Our effective tax rate was 24% and 28% for the six months ended June 30, 2023 and June 30, 2022, respectively. The effective tax rate for the six months ended June 30, 2023 was primarily impacted by non-deductible executive compensation and equity awards for which the market value at vesting was lower than at the date of grant.

The following table reflects a reconciliation of Net (loss) income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022
Net (loss) income attributable to Anywhere and Anywhere Group	$(119)	$111
Income tax (benefit) expense	(38)	44
(Loss) income before income taxes	(157)	155
Add: Depreciation and amortization	99	106
Interest expense, net	77	46
Restructuring costs, net (a)	31	7
Impairments (b)	8	—
Former parent legacy cost, net (c)	17	—
Loss on the early extinguishment of debt (c)	—	92
Gain on the sale of businesses, investments or other assets, net (d)	(1)	(135)
Operating EBITDA	$74	$271

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2023	2022			2023	2022			2023	2022
Franchise Group	$491	$606	$(115)	(19)%	$261	$342	$(81)	(24)%	53%	56%	(3)
Owned Brokerage Group	2,295	3,039	(744)	(24)	(85)	(29)	(56)	(193)	(4)	(1)	(3)
Title Group	172	334	(162)	(49)	(7)	18	(25)	(139)	(4)	5	(9)
Corporate and Other	(156)	(202)	46	(e)	(95)	(60)	(35)	(58)
Total Company	$2,802	$3,777	$(975)	(26)%	$74	$271	$(197)	(73)%	3%	7%	(4)
_______________
(a)Restructuring charges incurred for the six months ended June 30, 2023 include $6 million at Franchise Group, $18 million at Owned Brokerage Group, $1 million at Title Group and $6 million at Corporate and Other. Restructuring charges incurred for the six months ended June 30, 2022 include $2 million at Franchise Group, $3 million at Owned Brokerage Group and $2 million at Corporate and Other.
(b)Impairments primarily relate to non-cash lease asset impairments.
(c)Former parent legacy items and Loss on the early extinguishment of debt are recorded in Corporate and Other. Former parent legacy cost relates to recent developments in a legacy tax matter in the first quarter of 2023.
(d)Gain on the sale of businesses, investments or other assets, net is recorded in Title Group and is related to the sale of the Title Underwriter and subsequent sales of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $156 million and $202 million during the six months ended June 30, 2023 and 2022, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 4 percentage points for the six months ended June 30, 2023 compared to the same period in 2022. Franchise Group's margin decreased 3 percentage points primarily due to a decrease in royalty revenue, partially offset by cost savings initiatives. Owned Brokerage Group's margin decreased 3 percentage points primarily due to declines in revenue and an increase in the portion of sales commissions received by independent sales agents, partially offset by cost savings initiatives. Title Group's margin decreased 9 percentage points, with 13 percentage points related to the decline in purchase and refinance revenue, partially offset by a decrease in employee-related and other operating costs as a result of cost savings initiatives.
Corporate and Other Operating EBITDA for the six months ended June 30, 2023 declined $35 million to a loss of $95 million primarily due to an increase in accruals for several legal matters and higher employee-related costs, partially offset by cost savings initiatives.

Anywhere Brands - Franchise Group
Revenues decreased $115 million to $491 million and Operating EBITDA decreased $81 million to $261 million for the six months ended June 30, 2023 compared with the same period in 2022.
Revenues decreased $115 million primarily as a result of a $53 million decrease in third-party domestic franchisee royalty revenue, primarily driven by a 27% decrease in homesale transaction volume at Franchise Group which consisted of a 26% decrease in existing homesale transactions and a 1% decrease in average homesale price, and a $44 million decrease in intercompany royalties received from Owned Brokerage Group. In addition, brand marketing fund revenue and related expense decreased $12 million primarily due to lower advertising costs during the first half of 2023 as compared to the first half of 2022. Furthermore, revenue from our relocation operations and leads business decreased $10 million as a result of lower revenue from our leads operations. The revenue decreases were partially offset by a $4 million increase in other franchise revenue primarily related to registration fees for meetings and conferences occurring in 2023 that were not held in 2022.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $149 million and $193 million during the six months ended June 30, 2023 and 2022, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $81 million primarily due to the $115 million decrease in revenues discussed above, partially offset by cost savings initiatives in the first half of 2023 compared with the same period in 2022 including decreases of $16 million in operating costs, the $12 million in brand marketing fund expense discussed above and a net $6 million in other marketing expense.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $744 million to $2,295 million and Operating EBITDA decreased $56 million to a loss of $85 million for the six months ended June 30, 2023 compared with the same period in 2022.
The revenue decrease of $744 million was primarily driven by a 26% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 23% decrease in existing homesale transactions and a 4% decrease in average homesale price.
Operating EBITDA decreased $56 million primarily due to the $744 million decrease in revenues discussed above, partially offset by:
•a $575 million decrease in commission expenses paid to independent sales agents from $2,390 million in the first half of 2022 to $1,815 million in the first half of 2023 primarily as a result of lower homesale transaction volume;
•a $45 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives;
•a $44 million decrease in royalties paid to Franchise Group from $193 million during the first half of 2022 to $149 million in the same period of 2023 associated with the homesale transaction volume declines described above;
•a $15 million decrease in marketing expense as a result of cost savings initiatives; and
•$9 million less equity in losses primarily related to a former investment.
Anywhere Integrated Services - Title Group
Revenues decreased $162 million to $172 million and Operating EBITDA decreased $25 million to a loss of $7 million for the six months ended June 30, 2023 compared with the same period in 2022.
Revenues decreased $162 million primarily due to an $80 million decrease in underwriter revenue during the first half of 2023 compared to the same period in 2022 as a result of the sale of the Title Underwriter late in the first quarter of 2022. In addition, purchase revenue decreased $64 million due to a decrease in transactions primarily due to the high interest rate environment and a reduction in volume related to a pullback in home purchasing by an institutional homebuyer with which we have a joint venture relationship and refinance revenue decreased $16 million due to a decrease in activity as average mortgage rates increased approximately 190 basis points during the first half of 2023 over the prior period.
Operating EBITDA decreased $25 million primarily due to the $80 million decrease in purchase and refinance revenue discussed above and a $6 million net decline as a result of the sale of the Title Underwriter. The Operating EBITDA decreases discussed above were partially offset by a $55 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and declines in variable operating costs due to lower volume and an $8 million improvement in equity in earnings from losses of $5 million during the first half of 2022 to earnings of $3 million during the same period in 2023.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2023	December 31, 2022	Change
Total assets	$6,219	$6,383	$(164)
Total liabilities	4,566	4,616	(50)
Total equity	1,653	1,767	(114)
For the six months ended June 30, 2023, total assets decreased $164 million primarily due to:
•a $44 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $35 million decrease in cash and cash equivalents as discussed below under the header "Cash Flows";
•a $31 million net decrease in other current and non-current assets primarily due to a decrease in prepaid independent sales agent incentives and decrease in investments;
•a $24 million net decrease in operating lease assets;
•a $24 million decrease in property and equipment; and
•a $12 million net decrease in trade and relocation receivables primarily due to timing.
Total liabilities decreased $50 million primarily due to:
•a $39 million decrease in deferred tax liabilities;
•a $22 million decrease in operating lease liabilities;
•a $17 million decrease in other non-current liabilities;
•a $5 million net decrease in corporate debt; and
•a $4 million net decrease in accounts payable and accrued expenses and other current liabilities, partially offset by a $37 million increase in securitization obligations.
Total equity decreased $114 million primarily due to net loss of $119 million for the six months ended June 30, 2023.
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

From the date of authorization in February 2022 through December 31, 2022, the Company repurchased and retired 8.8 million shares of common stock for $97 million. The Company has not repurchased any shares under the share repurchase programs since 2022. As of June 30, 2023, $203 million remained available for repurchase under the share repurchase program.
Our material cash requirements from known contractual and other obligations as of June 30, 2023 have not changed materially from the amounts reported in our 2022 Form 10-K as described in Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements.
Other material factors that may impact our liquidity, include, but are not limited to, the following:
Market and Macroeconomic Conditions. Our earnings have significantly decreased over the past twelve months. This decline has been driven by the rapid downturn in the residential real estate market and has resulted in a substantial increase in our net debt leverage ratio. If the residential real estate market or the economy as a whole does not improve or further weakens, our business, financial condition and liquidity are likely to continue to be adversely affected. In particular, we may experience higher leverage as a result of lower earnings and/or increased borrowing under our Revolving Credit Facility, and our ability to access capital, grow our business and return capital to stockholders may be adversely impacted.
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
Cash Flows
At June 30, 2023, we had $188 million of cash, cash equivalents and restricted cash, a decrease of $30 million compared to the balance of $218 million at December 31, 2022. The following table summarizes our cash flows for the six months ended June 30, 2023 and 2022:

	Six Months Ended June 30,
	2023	2022	Change
Cash (used in) provided by:
Operating activities	$(20)	$(205)	$185
Investing activities	(20)	7	(27)
Financing activities	9	(282)	291
Effects of change in exchange rates on cash, cash equivalents and restricted cash	1	(1)	2
Net change in cash, cash equivalents and restricted cash	$(30)	$(481)	$451
For the six months ended June 30, 2023, $185 million less cash was used in operating activities compared to the same period in 2022 principally due to:

•$162 million more cash provided by the net change in relocation and trade receivables due to timing;
•$154 million less cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of higher employee incentive compensation in the first quarter of 2022;
•$72 million less cash used for other assets primarily due to independent sales agent recruitment and retention and franchise system growth incentives in 2022; and
•$12 million less cash used for other operating activities,
partially offset by $216 million more cash used in operating results.
For the six months ended June 30, 2023, $27 million less cash was provided by investing activities compared to the same period in 2022 primarily due to:
•$54 million less cash proceeds from the sale of business primarily related to the sale of the Title Underwriter in the first quarter of 2022;
•$16 million less cash from other investing activities primarily related to the absence in 2023 of the $12 million dividend received from the Title Insurance Underwriter Joint Venture during the first quarter of 2022; and
•$7 million less cash proceeds received from investments,
partially offset by:
•$22 million less cash used for property and equipment additions;
•$15 million less cash used for investments; and
•$13 million less cash used for acquisitions.
For the six months ended June 30, 2023, $9 million of cash was provided by financing activities compared to $282 million of cash used in financing activities during the same period in 2022. For the six months ended June 30, 2023, $9 million of cash was provided by financing activities as follows:
•$38 million net increase in securitization borrowings,
partially offset by:
•$18 million of other financing payments primarily related to finance leases and contracts; and
•$7 million of quarterly amortization payments on the term loan facilities.
For the six months ended June 30, 2022, $282 million of cash was used in financing activities as follows:
•$257 million of net cash paid as a result of the issuance of 5.25% Senior Notes and redemption of both the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes in the first quarter of 2022, and the repurchase of $60 million in principal amount of our 4.875% Senior Notes through open market purchases in the second quarter of 2022;
•$45 million for the repurchase of our common stock;
•$17 million of other financing payments primarily related to finance leases and contracts; and
•$16 million of tax payments related to net share settlement for stock-based compensation, partially offset by $57 million net increase in securitization borrowings.
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of June 30, 2023, and Note 11, "Subsequent Events", to the Condensed Consolidated Financial Statements, for additional information with respect to the debt exchange transactions.
LIBOR Transition
The cessation date for submission and publication of U.S. dollar LIBOR was mid-2023. LIBOR was replaced in the U.S. with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities: the Secured Overnight Financing Rate, or "SOFR."
Pursuant to the July 2022 Amendment to the Senior Secured Credit Facility and the May 2023 amendment to the Term Loan A Agreement, we replaced LIBOR with a term SOFR-based rate plus a 10 basis point SOFR credit spread adjustment as the applicable benchmark for the Revolving Credit Facility and Term Loan A Facility, respectively. SOFR will likely not replicate LIBOR exactly and if future rates based upon SOFR are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have an adverse effect on our financial condition and results of operations.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2023.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2023, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility and Term Loan A Facility. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
In May 2023, we entered into an amendment to the Term Loan Agreement which replaced LIBOR with a Term SOFR-based rate as the applicable benchmark for the Term Loan A Facility (the applicable margin for the Term Loan A Facility remained the same, but the Term SOFR-based rate includes a 10 basis points credit spread adjustment).
At June 30, 2023, we had variable interest rate debt outstanding under our Revolving Credit Facility and Term Loan A Facility of $565 million. The weighted average interest rate on the outstanding amounts under our Revolving Credit Facility and Term Loan A Facility at June 30, 2023 was 6.99%. The interest rate with respect to the Revolving Credit Facility and Term Loan A Facility is based on a term SOFR-based rate including a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2023 senior secured leverage ratio, the margin was 1.75%. At June 30, 2023, the one-month SOFR was 5.14%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $1 million impact on our annual interest expense.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2023 and for the three and six-month periods ended June 30, 2023 and 2022 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated August 4, 2023, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 (the "Act") for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Act.

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
The captioned matters described in Note 7 involve evolving, complex litigation and we assess our accruals on an ongoing basis taking into account the procedural stage and developments in the litigation. One of the antitrust matters (the Burnett litigation) is scheduled to go to a jury trial on October 16, 2023 (with a back-up trial date set for February 26, 2024) and the TCPA class action is scheduled to go to a jury trial on January 29, 2024. Additionally, on March 29, 2023, class certification was granted in the Moehrl antitrust class action, which contains allegations and damage theories similar to, but not the same as, the Burnett litigation but with a class that is substantially larger than the class certified in the Burnett litigation.
The Company disputes the allegations against it in each of the captioned matters set forth in Note 7, believes it has substantial defenses against plaintiffs’ claims and is vigorously defending these actions, but there is no assurance the Company will be successful in its defense.
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
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6.    Exhibits.
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

Date: August 4, 2023
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: August 4, 2023
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller