Form 10-Q
period 2023-09-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2023-11-02
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 110,487,870 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of October 31, 2023.
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
•"7.00% Senior Secured Second Lien Notes" refers to our 7.00% Senior Secured Second Lien Notes due 2030 (issued in August 2023);
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

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "believe," "expect," "anticipate," "intend," "project," "estimate," "plan," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could."
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
The following include some, but not all, of the risks and uncertainties that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to factors that impact homesale transaction volume (homesale sides times average homesale price), such as:
◦continued or accelerated declines, or the absence of significant increases, in the number of home sales;
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
◦the potential or actual shutdown of the U.S. government due to a failure to enact debt ceiling legislation; and
◦fiscal and monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment or tax reform;
•A failure to obtain preliminary or final court approval of the seller antitrust litigation settlement as well as other adverse developments or outcomes in current or future litigation, in particular pending class action antitrust litigation and litigation related to the Telephone Consumer Protection Act ("TCPA"), that may materially harm our business, results of operations and financial condition;
•We are subject to risks related to industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation, legislative or regulatory developments, such as a change in the manner in which broker commissions are paid;
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

◦further disruption in the residential real estate brokerage industry related to listing aggregator market power and concentration, including with respect to ancillary services; and
◦meaningful decreases in the average broker commission rate (including the average buy-side commission rate) due to industry structure changes that disrupt the functioning of the residential real estate market;
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
◦safely adopt and integrate Artificial Intelligence (AI) and other machine learning technology into our products and services;
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
•Our substantial indebtedness, alone or in combination with other factors, particularly heightened during industry downturns or broader recessions, could (i) adversely limit our operations, (ii) adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and/or (iii) adversely impact our ability, and any actions we may take, to refinance, restructure or repay our indebtedness or incur additional indebtedness, which could be further impacted in the event of a rating agency downgrade of our indebtedness;
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
•We face risks related to severe weather events or natural disasters, including increasing severity or frequency of such events due to climate change or otherwise, or other catastrophic events, including public health crises, such as pandemics and epidemics, as well as the adverse impact of such events on the cost of homeowners and flood insurance costs;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report, our Quarterly Report for the quarter ended March 31, 2023 and our Annual Report on Form 10-K for the year ended December 31, 2022 (the "2022 Form 10-K"), particularly under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of September 30, 2023, and the related condensed consolidated statements of operations, comprehensive income for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2023

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of September 30, 2023, and the related condensed consolidated statements of operations, comprehensive income for the three-month and nine-month periods ended September 30, 2023 and 2022, and of cash flows for the nine-month periods ended September 30, 2023 and 2022, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 2, 2023

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Revenues
Gross commission income	$1,293	$1,469	$3,559	$4,473
Service revenue	155	189	445	652
Franchise fees	99	114	270	338
Other	37	36	112	122
Net revenues	1,584	1,808	4,386	5,585
Expenses
Commission and other agent-related costs	1,037	1,170	2,852	3,560
Operating	284	320	869	1,082
Marketing	56	59	161	195
General and administrative	104	92	331	297
Former parent legacy cost, net	—	1	17	1
Restructuring costs, net	9	16	40	23
Impairments	3	3	11	3
Depreciation and amortization	50	53	149	159
Interest expense, net	37	30	114	76
(Gain) loss on the early extinguishment of debt	(169)	—	(169)	92
Other expense (income), net	3	(2)	1	(140)
Total expenses	1,414	1,742	4,376	5,348
Income before income taxes, equity in (earnings) losses and noncontrolling interests	170	66	10	237
Income tax expense	45	8	7	52
Equity in (earnings) losses of unconsolidated entities	(4)	2	(7)	16
Net income	129	56	10	169
Less: Net income attributable to noncontrolling interests	—	(1)	—	(3)
Net income attributable to Anywhere and Anywhere Group	$129	$55	$10	$166

Earnings per share attributable to Anywhere shareholders:
Basic earnings per share	$1.17	$0.49	$0.09	$1.44
Diluted earnings per share	$1.15	$0.48	$0.09	$1.42
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	110.5	112.2	110.2	115.3
Diluted	112.1	113.5	111.6	117.0

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$129	$56	$10	$169
Currency translation adjustment	(1)	(2)	(1)	(2)
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	1	1	2	2
Other comprehensive (loss) income, before tax	—	(1)	1	—
Income tax expense related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive (loss) income, net of tax	—	(1)	1	—
Comprehensive income	129	55	11	169
Less: comprehensive income attributable to noncontrolling interests	—	(1)	—	(3)
Comprehensive income attributable to Anywhere and Anywhere Group	$129	$54	$11	$166

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2023	December 31, 2022

ASSETS
Current assets:
Cash and cash equivalents	$151	$214
Restricted cash	7	4
Trade receivables (net of allowance for doubtful accounts of $15 and $12)	135	201
Relocation receivables	204	210
Other current assets	198	205
Total current assets	695	834
Property and equipment, net	284	317
Operating lease assets, net	391	422
Goodwill	2,524	2,523
Trademarks	611	611
Franchise agreements, net	904	954
Other intangibles, net	134	150
Other non-current assets	516	572
Total assets	$6,059	$6,383
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104	$184
Securitization obligations	170	163
Current portion of long-term debt	321	366
Current portion of operating lease liabilities	116	122
Accrued expenses and other current liabilities	579	470
Total current liabilities	1,290	1,305
Long-term debt	2,239	2,483
Long-term operating lease liabilities	345	371
Deferred income taxes	211	239
Other non-current liabilities	189	218
Total liabilities	4,274	4,616
Commitments and contingencies (Note 7)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 110,484,931 shares issued and outstanding at September 30, 2023 and 109,480,357 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	4,813	4,805
Accumulated deficit	(2,984)	(2,994)
Accumulated other comprehensive loss	(47)	(48)
Total stockholders' equity	1,783	1,764
Noncontrolling interests	2	3
Total equity	1,785	1,767
Total liabilities and equity	$6,059	$6,383
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income	$10	$169
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	149	159
Deferred income taxes	(30)	6
Impairments	11	3
Amortization of deferred financing costs and debt premium	6	7
(Gain) loss on the early extinguishment of debt	(169)	92
Loss (gain) on the sale of businesses, investments or other assets, net	2	(135)
Equity in (earnings) losses of unconsolidated entities	(7)	16
Stock-based compensation	12	20
Mark-to-market adjustments on derivatives	—	(40)
Other adjustments to net income	(3)	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	65	(44)
Relocation receivables	6	(112)
Other assets	71	(50)
Accounts payable, accrued expenses and other liabilities	12	(139)
Dividends received from unconsolidated entities	3	2
Other, net	(13)	(22)
Net cash provided by (used in) operating activities	125	(71)
Investing Activities
Property and equipment additions	(52)	(83)
Payments for acquisitions, net of cash acquired	(1)	(17)
Net proceeds from the sale of businesses	8	63
Investment in unconsolidated entities	(1)	(18)
Proceeds from the sale of investments in unconsolidated entities	6	13
Other, net	1	17
Net cash used in investing activities	(39)	(25)
Financing Activities
Net change in revolving credit facilities	(50)	—
Proceeds from issuance of Senior Secured Second Lien Notes	640	—
Proceeds from issuance of Senior Notes	—	1,000
Redemption of Senior Secured Second Lien Notes	—	(550)
Redemption and repurchases of Senior Notes	(688)	(617)
Amortization payments on term loan facilities	(11)	(7)
Net change in securitization obligations	7	51
Debt issuance costs	(13)	(22)
Cash paid for fees associated with early extinguishment of debt	(2)	(80)
Repurchase of common stock	—	(97)
Taxes paid related to net share settlement for stock-based compensation	(4)	(16)
Other, net	(25)	(29)
Net cash used in financing activities	(146)	(367)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(3)
Net decrease in cash, cash equivalents and restricted cash	(60)	(466)
Cash, cash equivalents and restricted cash, beginning of period	218	743
Cash, cash equivalents and restricted cash, end of period	$158	$277

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $10 and $4 respectively)	$135	$123
Income tax payments, net	4	61
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)
1.    BASIS OF PRESENTATION
Anywhere Real Estate Inc. ("Anywhere" or the "Company") is a holding company for its consolidated subsidiaries including Anywhere Intermediate Holdings LLC ("Anywhere Intermediate") and Anywhere Real Estate Group LLC ("Anywhere Group") and its consolidated subsidiaries. Anywhere, through its subsidiaries, is a global provider of residential real estate services. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the consolidated financial positions, results of operations, comprehensive income and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same.
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of September 30, 2023 and the results of operations and comprehensive income for the three and nine months ended September 30, 2023 and 2022 and cash flows for the nine months ended September 30, 2023 and 2022. The Consolidated Balance Sheet at December 31, 2022 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2022.
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
The following table summarizes fair value measurements by level at September 30, 2023 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	6	6

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2022	$12
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(4)
Changes in fair value (reflected in general and administrative expenses)	(2)
Fair value of contingent consideration at September 30, 2023	$6
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2023		December 31, 2022
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$300	$300	$350	$350
Extended Term Loan A	211	210	222	216
7.00% Senior Secured Second Lien Notes	640	578	—	—
5.75% Senior Notes	576	415	900	680
5.25% Senior Notes	457	318	1,000	729
0.25% Exchangeable Senior Notes	403	307	403	280
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $45 million and $8 million for the three months ended September 30, 2023 and 2022, respectively, and an expense of $7 million and $52 million for the nine months ended September 30, 2023 and 2022, respectively.
Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company's remaining interest rate swaps expired in November 2022 and, as of September 30, 2023, the Company had no interest rate swaps. The Company had not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value was recorded in the Condensed Consolidated Statements of Operations. The gain recognized for interest rate swap contracts was $5 million and $40 million for the three and nine months ended September 30, 2022, respectively, which was recorded in Interest expense in the accompanying Condensed Consolidated Statements of Operations.

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

	Three Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross commission income (a)	$—	$—	$1,293	$1,469	$—	$—	$—	$—	$1,293	$1,469
Service revenue (b)	60	75	6	5	89	109	—	—	155	189
Franchise fees (c)	183	208	—	—	—	—	(84)	(94)	99	114
Other (d)	28	23	10	12	4	4	(5)	(3)	37	36
Net revenues	$271	$306	$1,309	$1,486	$93	$113	$(89)	$(97)	$1,584	$1,808

	Nine Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross commission income (a)	$—	$—	$3,559	$4,473	$—	$—	$—	$—	$3,559	$4,473
Service revenue (b)	177	204	16	17	252	431	—	—	445	652
Franchise fees (c)	503	625	—	—	—	—	(233)	(287)	270	338
Other (d)	82	83	29	35	13	16	(12)	(12)	112	122
Net revenues	$762	$912	$3,604	$4,525	$265	$447	$(245)	$(299)	$4,386	$5,585
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2023	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2023
Franchise Group:
Deferred area development fees (a)	$40	$3	$(3)	$40
Deferred brand marketing fund fees (b)	26	56	(61)	21
Deferred outsourcing management fees (c)	4	34	(35)	3
Other deferred income related to revenue contracts	10	27	(26)	11
Total Franchise Group	80	120	(125)	75
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	4	(3)	12
Other deferred income related to revenue contracts	3	3	(3)	3
Total Owned Brokerage Group	14	7	(6)	15
Total	$94	$127	$(131)	$90

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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $5 million and $9 million during the nine months ended September 30, 2023 and 2022, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities. Additionally, significant non-cash transactions during the nine months ended September 30, 2022 included the establishment of a $90 million investment related to the Company's initial equity interest in the Title Insurance Underwriter Joint Venture in the first quarter of 2022.
Leases
The Company's lease obligations as of September 30, 2023 have not changed materially from the amounts reported in the 2022 Form 10-K.
Recently Issued Accounting Pronouncements
The Company considers the applicability and impact of all Accounting Standards Updates ("ASUs"). Recently issued standards were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position or results of operations.
2.    EQUITY METHOD INVESTMENTS
The Company has various equity method investments which are recorded within other non-current assets on the accompanying Condensed Consolidated Balance Sheets. The Company has certain governance rights but does not have a controlling financial or operating interest in these investments. The Company's share of equity earnings or losses related to these investments are included in the financial results of the Title Group and Owned Brokerage Group reportable segments. The Company's equity method investment balances at September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Guaranteed Rate Affinity (1)	$73	$72
Title Insurance Underwriter Joint Venture (2)	74	75
Other Title Group equity method investments (3)	10	10
Total Title Group equity method investments	157	157
Owned Brokerage Group equity method investments (4)	24	27
Total equity method investments	$181	$184
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
(3)Includes Title Group's various other equity method investments. The Company invested an additional $1 million and received $3 million in cash dividends related to these investments during the nine months ended September 30, 2023.
(4)Includes the Company's former 49% investment in RealSure (operations were ceased in the fourth quarter of 2022), the Company's 50% owned unconsolidated real estate auction joint venture with Sotheby's and other brokerage related investments. The Company recorded a $3 million loss on the sale of a brokerage related investment during the nine months ended September 30, 2023.
The Company recorded equity in (earnings) losses from its equity method investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Guaranteed Rate Affinity	$(1)	$3	$(1)	$12
Title Insurance Underwriter Joint Venture	(2)	(2)	(4)	(5)
Other Title Group equity method investments	(1)	(3)	(2)	(4)
Owned Brokerage Group equity method investments	—	4	—	13
Equity in (earnings) losses of unconsolidated entities	$(4)	$2	$(7)	$16
3.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Goodwill by reporting unit and changes in the carrying amount are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Balance at December 31, 2022	$2,392	$—	$131	$2,523
Goodwill acquired (a)	—	1	—	1
Balance at September 30, 2023	$2,392	$1	$131	$2,524

Accumulated impairment losses (b)	$1,561	$1,088	$324	$2,973
_______________
(a)Goodwill acquired during the nine months ended September 30, 2023 relates to the acquisition of one real estate brokerage operation.
(b)Includes impairment charges which reduced goodwill by $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of September 30, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,106	$904	$2,010	$1,056	$954
Indefinite life—Trademarks (b)	$611		$611	$611		$611
Other Intangibles
Amortizable—License agreements (c)	$45	$15	$30	$45	$15	$30
Amortizable—Customer relationships (d)	456	382	74	456	366	90
Indefinite life—Title plant shares (e)	29		29	28		28
Amortizable—Other (f)	7	6	1	11	9	2
Total Other Intangibles	$537	$403	$134	$540	$390	$150
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
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Franchise agreements	$17	$17	$50	$50
License agreements	—	1	—	1
Customer relationships	5	6	16	16
Other	—	1	1	7
Total	$22	$25	$67	$74
Based on the Company’s amortizable intangible assets as of September 30, 2023, the Company expects related amortization expense for the remainder of 2023, the four succeeding years and thereafter to be approximately $23 million, $89 million, $89 million, $89 million, $74 million and $645 million, respectively.

4.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	September 30, 2023	December 31, 2022
Prepaid contracts and other prepaid expenses	$85	$81
Prepaid agent incentives	52	55
Franchisee sales incentives	30	30
Other	31	39
Total other current assets	$198	$205
Accrued expenses and other current liabilities consisted of:

	September 30, 2023	December 31, 2022
Accrued payroll and related employee costs	$161	$110
Advances from clients	23	15
Accrued volume incentives	26	39
Accrued commissions	44	44
Restructuring accruals	14	14
Deferred income	60	62
Accrued interest	27	40
Current portion of finance lease liabilities	9	11
Due to former parent	37	20
Other	178	115
Total accrued expenses and other current liabilities	$579	$470

5.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2023	December 31, 2022
Revolving Credit Facility	$300	$350
Extended Term Loan A	210	221
7.00% Senior Secured Second Lien Notes	627	—
5.75% Senior Notes	576	899
5.25% Senior Notes	451	985
0.25% Exchangeable Senior Notes	396	394
Total Short-Term & Long-Term Debt	$2,560	$2,849
Securitization Obligations:
Apple Ridge Funding LLC	$170	$163
Indebtedness Table
As of September 30, 2023, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (3)	$300	$ *	$300
Extended Term Loan A	(4) (5)	February 2025	211	1	210
Senior Secured Second Lien Notes (6)	7.00%	April 2030	640	13	627
Senior Notes (6)	5.75%	January 2029	576	—	576
Senior Notes (6)	5.25%	April 2030	457	6	451
Exchangeable Senior Notes	0.25%	June 2026	403	7	396
Total Short-Term & Long-Term Debt			$2,587	$27	$2,560
Securitization obligations: (7)
Apple Ridge Funding LLC		May 2024	$170	$ *	$170
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of September 30, 2023, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of September 30, 2023, there were $300 million of outstanding borrowings under the Revolving Credit Facility and $34 million of outstanding undrawn letters of credit. On October 23, 2023, the Company had $325 million of outstanding borrowings under the Revolving Credit Facility and $34 million of outstanding undrawn letters of credit.
(2)Interest rates with respect to revolving loans under the Revolving Credit Facility at September 30, 2023 are based on, at the Company's option, (a) a term Secured Overnight Financing Rate ("SOFR")-based rate including a 10 basis point credit spread adjustment or (b) JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended September 30, 2023.
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
(4)In May 2023, the Company entered into an amendment to the Term Loan Agreement which replaced London Interbank Offering Rate ("LIBOR") with a Term SOFR-based rate as the applicable benchmark for the Term Loan A Facility (the applicable margin for the Term Loan A Facility remained the same, but the term SOFR-based rate includes a 10 basis points credit spread adjustment). Interest rates with respect to outstanding borrowings under the Extended Term Loan A at September 30, 2023 are based on, at the Company's option, (a) a term SOFR-based rate including a 10 basis point credit spread adjustment or (b) ABR plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended September 30, 2023.
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
(6)See below under the headers "Debt Exchange Transactions" and "7.00% Senior Secured Second Lien Notes" for additional information with respect to the debt exchange transactions, as well as, under the header "Open Market Repurchases of 5.75% and 5.25% Senior Notes" for additional information with respect to open market repurchases in the third quarter of 2023.
(7)In June 2023, Anywhere Group extended the existing Apple Ridge Funding LLC securitization program until the end of May 2024. The securitization program included a seasonal increase provision which allowed for a temporary increase to $215 million of borrowing capacity from July 17 to October 15 of 2023 only, at which time it reverted back to $200 million of borrowing capacity. As of September 30, 2023, the Company had $215 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $170 million being utilized leaving $45 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $204 million and $206 million of underlying relocation receivables and other related relocation assets at September 30, 2023 and December 31, 2022, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $4 million and $2 million for the three months ended September 30, 2023 and 2022, respectively, as well as $10 million and $4 million for the nine months ended September 30, 2023 and 2022, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 7.2% and 3.7% for the nine months ended September 30, 2023 and 2022, respectively.
Maturities Table
As of September 30, 2023, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2023 and each of the next four years is as follows:

Year	Amount
Remaining 2023 (a)	$304
2024	22
2025	185
2026	403
2027	—
_______________
(a)Remaining 2023 includes amortization payments totaling $4 million for the Extended Term Loan A, as well as $300 million of outstanding borrowings under the Revolving Credit Facility which expires in July 2027 (subject to earlier spring maturity) but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $321 million shown on the Condensed Consolidated Balance Sheets consists of four quarters of amortization payments totaling $21 million for the Extended Term Loan A and $300 million of outstanding borrowings under the Revolving Credit Facility.
Debt Exchange Transactions
On August 24, 2023, the Company completed debt exchange transactions under Section 4(a)(2) of the Securities Act, pursuant to which the Company issued $640 million of 7.00% Senior Secured Second Lien Notes due 2030 in exchange for $298 million of the 5.75% Senior Notes due 2029 and $503 million of the 5.25% Senior Notes due 2030, which included:
•$218 million of 7.00% Senior Secured Second Lien Notes due 2030 issued to funds managed by Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a Delaware limited partnership (the "Significant Noteholder Exchange"), in exchange for $273 million of Senior Notes due 2029 and Senior Notes due 2030 (consisting of $55 million of the 5.75% Senior Notes due 2029 and $218 million of the 5.25% Senior Notes due 2030) pursuant to an exchange agreement dated July 25, 2023, between Anywhere and Angelo Gordon; and
•$422 million of 7.00% Senior Secured Second Lien Notes due 2030 in exchange for $243 million of the 5.75% Senior Notes due 2029 and $285 million of the 5.25% Senior Notes due 2030, pursuant to exchange offers (the "Exchange Offers") on substantially similar terms to the Significant Noteholder Exchange.

Open Market Repurchases of 5.75% and 5.25% Senior Notes
Following expiration of the Exchange Offers in late August 2023 and on September 1, 2023, the Company repurchased $26 million of the 5.75% Senior Notes and $40 million of the 5.25% Senior Notes in open market purchases at an aggregate purchase price of $48 million, plus accrued interest to the respective repurchase dates.
7.00% Senior Secured Second Lien Notes
The 7.00% Senior Secured Second Lien Notes mature on April 15, 2030 and interest is payable semiannually on April 15 and October 15 of each year, commencing October 15, 2023.
The 7.00% Senior Secured Second Lien Notes are guaranteed on a senior secured second priority basis by Anywhere Intermediate and each domestic direct or indirect restricted subsidiary of Anywhere, other than certain excluded entities, that is a guarantor under its Senior Secured Credit Facility and Term Loan A Facility and certain of its outstanding debt securities. The 7.00% Senior Secured Second Lien Notes are also guaranteed by Anywhere on an unsecured senior subordinated basis. The 7.00% Senior Secured Second Lien Notes are secured by substantially the same collateral as Anywhere Group's existing first lien obligations under its Senior Secured Credit Facility and Term Loan A Facility on a second priority basis.
The indentures governing the 7.00% Senior Secured Second Lien Notes contain various covenants that limit the ability of Anywhere Intermediate, Anywhere Group and Anywhere Group's restricted subsidiaries to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing the 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, as described in Note 9, "Short and Long-Term Debt—Unsecured Notes" in Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Gain/Loss on the Early Extinguishment of Debt
During the nine months ended September 30, 2023, the Company recorded gains on the early extinguishment of debt totaling $169 million which consisted of $151 million as a result of the debt exchange transactions and $18 million as a result of the open market repurchases occurring in the third quarter of 2023 as discussed above.
As a result of the refinancing transactions in the first quarter of 2022, the Company recorded a loss on the early extinguishment of debt of $92 million, which included $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes, during the nine months ended September 30, 2022.
6.    RESTRUCTURING COSTS
Restructuring charges were $9 million and $40 million for the three and nine months ended September 30, 2023, respectively, and $16 million and $23 million for the three and nine months ended September 30, 2022, respectively. The components of the restructuring charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Personnel-related costs (1)	$3	$7	$16	$9
Facility-related costs (2)	6	9	24	14
Total restructuring charges (3)	$9	$16	$40	$23
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
(3)Restructuring charges for the three months ended September 30, 2023 include $8 million of expense related to the Operational Efficiencies Plan and $1 million of expense related to prior restructuring plans. Restructuring charges for the nine months ended September 30, 2023 include $36 million of expense related to the Operational Efficiencies Plan and $4 million of expense related to prior restructuring plans. Restructuring charges for the three months ended September 30, 2022 include $10 million of expense related to the Operational Efficiencies Plan and $6 million of expense related to prior restructuring plans. Restructuring charges for the nine months ended September 30, 2022 include $10 million of expense related to the Operational Efficiencies Plan and $13 million of expense related to prior restructuring plans.
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
The following is a reconciliation of the beginning and ending reserve balances related to the Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2022	$10	$2	$12
Restructuring charges (1)	16	20	36
Costs paid or otherwise settled	(17)	(16)	(33)
Balance at September 30, 2023	$9	$6	15
_______________
(1)In addition, the Company incurred $10 million of facility-related costs for lease asset impairments in connection with the Plan during the nine months ended September 30, 2023.
The following table shows the total costs currently expected to be incurred by type of cost related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$31	$30	$1
Facility-related costs	28	26	2
Total	$59	$56	$3

The following table shows the total costs currently expected to be incurred by reportable segment related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$11	$10	$1
Owned Brokerage Group	39	37	2
Title Group	2	2	—
Corporate and Other	7	7	—
Total	$59	$56	$3
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2022, the remaining liability related to these initiatives was $12 million. During the nine months ended September 30, 2023, the Company incurred $4 million of costs and paid or settled $7 million of costs resulting in a remaining accrual of $9 million at September 30, 2023. The remaining accrual of $9 million and total amount remaining to be incurred of $20 million primarily relate to the transformation of the Company's corporate headquarters.

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
The Company disputes the allegations against it in each of these matters, believes it has substantial defenses against plaintiffs' claims and is vigorously defending these actions (though the courts have stayed its defense in the Burnett and Moehrl cases as part of the recent settlement of those cases described below).
All of these matters are presented as currently captioned, but as noted elsewhere in this Quarterly Report, Realogy Holdings Corp. has been renamed Anywhere Real Estate Inc.
Antitrust Litigation
The cases included under this header, Antitrust Litigation, are class actions that challenge residential real estate industry rules and practices for payment of buyer-broker commissions and certain alleged associated practices. The issues raised by these cases are pending in multiple jurisdictions, are at various stages of litigation, claim to cover lengthy periods, involve different assertions with respect to liability and damages, include federal and certain state law claims, involve numerous and differing parties, and—given that antitrust laws generally provide for joint and several liability and treble damages—could result in a broad range of outcomes, making it difficult to predict possible damages or how legal, factual and damages issues will be resolved.
Although the Company has settled certain of these cases (but such cases remain ongoing for non-settling defendants), because these cases are in various stages and will involve injunctive relief yet to be determined by the relevant courts (including against the industry trade association), we may be impacted by broader changes to industry practices and rules. In addition, the Company believes that additional antitrust litigation may be possible, including an additional purported class action recently filed against NAR and other competitors who were not parties to any of the prior antitrust class action litigation.
Burnett, Hendrickson, Breit, Trupiano, and Keel v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a now-certified class action complaint, which was filed on April 29, 2019 and amended on June 21, 2019, June 30, 2021 and May 6, 2022 and tried with a jury verdict on October 31, 2023 (formerly captioned as Sitzer).
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
The antitrust claims in the Burnett litigation are limited both in allegations and relief sought to home sellers who from April 29, 2015, to the present used a listing broker affiliated with one of the brokerage/franchisor defendants in four multiple listing services ("MLSs") that primarily serve the State of Missouri, purportedly in violation of federal and Missouri antitrust laws. The plaintiffs also seek injunctive relief enjoining the defendants from requiring home sellers to pay buyer-broker commissions or from otherwise restricting competition among brokers, an award of damages and/or restitution for the class period, attorneys' fees and costs of suit. Plaintiffs allege joint and several liability and seek treble damages.
In addition, the plaintiffs had included a cause of action for alleged violations of the Missouri Merchandising Practices Act, or MMPA, on behalf of Missouri residents only, with a class period that commences April 29, 2014, but in October 2023, the court granted plaintiffs' motion to dismiss that cause of action and the Missouri antitrust claims.
In September 2019, the Department of Justice ("DOJ") filed a statement of interest and appearances for this matter and, in July 2020 and July 2021, requested the Company provide it with all materials produced in this matter.
The Court granted class certification on April 22, 2022 and as certified, includes, according to plaintiffs, over 250,000 transactions for which the plaintiffs are seeking a full refund of the buyer-broker commissions. The Company and the plaintiffs engaged in several mediation sessions, the most recent of which was held at the end of August 2023 and resulted in a settlement of the litigation as against Anywhere (with one other corporate defendant entering into a separate settlement in September 2023).
On September 5, 2023, the Company notified the court that it had entered into nationwide settlement with the Burnett and Moehrl plaintiffs and obtained a stay of all proceedings as to the Company while the parties finalized a long form written settlement agreement (“Anywhere Settlement”). On October 5, 2023, Plaintiffs filed the motion for preliminary approval of both the Anywhere Settlement and the settlement with another corporate defendant. A date for the preliminary approval hearing has not yet been set, but the Company expects it will likely occur before year-end.
Under the terms of the proposed nationwide Anywhere Settlement, which is subject to both preliminary and final court approval, Anywhere has agreed to provide monetary relief of $83.5 million as well as injunctive relief. The proposed settlement resolves, on a nationwide basis, all claims asserted or could have been asserted against Anywhere in the Burnett and Moehrl cases. Specifically, the Anywhere Settlement releases the Company, all subsidiaries, brands, affiliated agents, and franchisees from all claims that were or could have been asserted by all persons who sold a home that was listed on a multiple listing service anywhere in the United States where a commission was paid to any brokerage in connection with the sale of the home in the relevant class period. The proposed settlement is not an admission of liability, nor does it concede or validate any of the claims asserted against Anywhere.

Under the terms of the proposed settlement, Anywhere has agreed to deposit into the settlement fund (i) $10 million within 14 business days after preliminary court approval is granted; (ii) $20 million within 14 business days after the court approval of fees and costs, which is typically granted with final approval; and (iii) the remaining balance within 21 business days after final court approval and all appellate rights are exhausted.

The proposed Anywhere Settlement includes injunctive relief for a period of five years following final court approval, requiring practice changes in the Company owned brokerage operations and that the Company recommend and encourage these same practice changes to its independently owned and operated franchise network. The injunctive relief, includes but is not limited to, reminding Company owned brokerages, franchisees and their respective agents that Anywhere has no rule requiring offers of compensation to buyer brokers; prohibiting Company-owned brokerages (and recommending to franchisees) and agents from using technology (or manually) to sort listings by offers of compensation, unless requested by the client; eliminating any minimum client commission for Company-owned brokerages; and refraining from adopting any requirement that Company-owned brokerages, franchisees or their respective agents belong to NAR or follow NAR’s Code of Ethics or MLS handbook.
On November 1, 2023, following a several week trial, judgment was entered against the non-settling defendants and awarded damages to the plaintiffs from the non-settling defendants in the amount of $1.785 billion, before trebling. While the jury found that all named defendants violated Section 1 of the Sherman Act, the judgment does not alter the Anywhere Settlement or the settlement of the other corporate defendant. The court has yet to determine injunctive relief in this action.
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
On March 29, 2023, the Court certified two classes in this litigation—a damages class and an injunctive class. The damages class covers sellers of residential real estate (with certain exceptions) who paid a commission to a brokerage affiliated with a corporate defendant beginning from March 6, 2015 through December 31, 2020 in 20 MLSs in various parts of the country that do not overlap with the Burnett MLSs and that include approximately five of the country's ten largest MLSs. The injunctive class covers current and future sellers of residential real estate (with certain exceptions) who are presently listing or will in the future list their home for sale in one of the 20 MLSs. The Moehrl damages class covers an estimated 3.5 million transactions, substantially larger than the class certified in Burnett (which, as further described above, includes over 250,000 transactions), though as noted above, in contrast to the Burnett plaintiffs, the Moehrl plaintiffs do not seek to recover all commissions paid to buyers' brokers.
On April 12, 2023, the Company and the other defendants filed a petition with the United States Court of Appeals for the Seventh Circuit (the "Seventh Circuit") to pursue an interlocutory appeal of the decision on class certification; which the Seventh Circuit denied on May 24, 2023. Merit expert discovery in the case is ongoing.
As described above under the Burnett matter, the Company has entered into a settlement of the Moehrl litigation and on September 12, 2023, the court stayed all proceedings against the Company. If preliminary and final approval of the Anywhere Settlement is granted by the Burnett court, that will resolve the Moehrl matter with respect to the Company.
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

On July 6, 2022, plaintiffs filed an amended complaint substituting in eight new named plaintiffs and containing allegations substantially similar to the original complaint but also adding certain claims under state antitrust statutes and consumer protection statutes. Motions to dismiss remain pending and discovery has not commenced.
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
On September 5, 2023, following its initial motion seeking preliminary approval of a settlement that had been filed on June 30, 2023 and a court hearing held on August 9, 2023, the MLS Property Information Network, Inc. filed a motion for preliminary approval of an amended settlement covering sellers who paid, and/or on whose behalf sellers' brokers paid, buyer-broker commissions during the settlement class period in connection with the sale of residential real estate listed on the centralized listing database of MLS Property Information Network, Inc. The corporate defendants, including Anywhere, are not a party to the motion or settlement. The settlement, if finally approved by the Court, requires MLS Property Information Network, Inc to eliminate the requirement that a seller must offer compensation to a buyer-broker and to change various other rules to give sellers various notices and rules relating to negotiation of buyer-broker compensation. In addition to the foregoing injunctive relief, MLS Property Information Network, Inc. has agreed to pay $3 million into a settlement fund. On September 7, 2023, the court granted preliminary approval of the settlement and set a hearing date of January 4, 2024 for final approval, which the court subsequently moved to March 7, 2024, in response to a statement of interest and motion to extend filed by the DOJ so that it could evaluate the proposed settlement and its competitive effects.

Given that no class has yet been certified in the Nosalek litigation, it is expected that the purported class members of the Nosalek litigation will be included in the nationwide class certified by the court for settlement purposes under the Anywhere Settlement, and final approval of the Anywhere Settlement would accordingly resolve the Nosalek litigation as to the Company. Relatedly, on October 27, 2023, the Nosalek court granted the joint motion filed by the plaintiffs and Anywhere to stay the Nosalek litigation against the Company for 30 days (subject to extension as necessary).
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
Plaintiffs had claimed that approximately 1.2 million Do Not Call calls and approximately 265,000 Pre-Recorded Messages qualified for inclusion in the classes, but on March 29, 2023, filed a motion to narrow the classes to approximately 321,000 Do Not Call calls and approximately 165,000 Pre-Recorded Messages. On April 12, 2023, the Company opposed Plaintiffs' motion to modify the classes and sought to decertify them. On April 24, 2023, the Court vacated the April 27, 2023 hearing and pretrial conference and set the jury trial to commence on May 15, 2023, and on May 25, 2023 set a jury trial date for January 29, 2024 and a pretrial conference for January 11, 2024. Plaintiffs' motion to narrow the classes, the Company’s opposition seeking to decertify the classes, as well as other pre-trial motions, are pending.
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
* * *
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $37 million at September 30, 2023 and $20 million at December 31, 2022, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased the reserve for this legacy tax matter in the first quarter of 2023 and as of September 30, 2023 the reserve is $37 million. The OTA’s opinion is not final, and the Company has filed a petition for rehearing and continues to vigorously pursue this matter. If the rehearing is denied, the tax assessment will become payable, even if judicial relief is sought.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $816 million at September 30, 2023 and while these deposits are not assets of the Company (and therefore are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.

8.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2023	110.4	$1	$4,809	$(3,113)	$(47)	$3	$1,653
Net income	—	—	—	129	—	—	129
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	110.5	$1	$4,813	$(2,984)	$(47)	$2	$1,785

	Three Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2022	114.4	$1	$4,849	$(2,596)	$(49)	$4	$2,209
Net income	—	—	—	55	—	1	56
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Repurchase of common stock	(4.9)	—	(52)	—	—	—	(52)
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(2)	(2)
Balance at September 30, 2022	109.5	$1	$4,803	$(2,541)	$(50)	$3	$2,216

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net income	—	—	—	10	—	—	10
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	12	—	—	—	12
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(4)	—	—	—	(4)
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	110.5	$1	$4,813	$(2,984)	$(47)	$2	$1,785

	Nine Months Ended September 30, 2022
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net income	—	—	—	166	—	3	169
Repurchase of common stock	(8.8)	—	(97)	—	—	—	(97)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	20	—	—	—	20
Issuance of shares for vesting of equity awards	2.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.8)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(6)	(6)
Balance at September 30, 2022	109.5	$1	$4,803	$(2,541)	$(50)	$3	$2,216

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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of September 30, 2023, $203 million remained available for repurchase under the share repurchase program. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
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
9.    EARNINGS PER SHARE
Earnings (loss) per share attributable to Anywhere
Basic earnings (loss) per common share is computed based on net income (loss) attributable to Anywhere stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that the Company could be obligated to issue from its Exchangeable Senior Notes and warrants if dilutive and outstanding stock-based compensation awards. For purposes of computing diluted earnings (loss) per common share, weighted average common shares do not include potentially dilutive common shares if their effect is anti-dilutive. As such, the shares that the Company could be obligated to issue from its stock options, warrants and Exchangeable Senior Notes are excluded from the earnings (loss) per share calculation if the exercise or exchangeable price exceeds the average market price of common shares.
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of September 30, 2023 as the closing price of the Company's common stock as of September 30, 2023 was less than the initial exchange price.

The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2023	2022	2023	2022
Numerator:
Net income attributable to Anywhere shareholders	$129	$55	$10	$166
Denominator:
Weighted average common shares outstanding (denominator for basic earnings per share calculation)	110.5	112.2	110.2	115.3
Dilutive effect of stock-based compensation awards (a)	1.6	1.3	1.4	1.7
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings per share calculation)	112.1	113.5	111.6	117.0
Earnings per share attributable to Anywhere shareholders:
Basic earnings per share	$1.17	$0.49	$0.09	$1.44
Diluted earnings per share	$1.15	$0.48	$0.09	$1.42
_______________
(a)The three months ended September 30, 2023 and 2022, respectively, exclude 5.6 million and 5.4 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.
The nine months ended September 30, 2023 and 2022, respectively, exclude 5.8 million and 5 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.
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

	Revenues (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Franchise Group	$271	$306	$762	$912
Owned Brokerage Group	1,309	1,486	3,604	4,525
Title Group	93	113	265	447
Corporate and Other (b)	(89)	(97)	(245)	(299)
Total Company	$1,584	$1,808	$4,386	$5,585
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $89 million and $245 million for the three and nine months ended September 30, 2023, respectively, and $97 million and $299 million for the three and nine months ended September 30, 2022, respectively. Such amounts are eliminated through the Corporate and Other line.

(b)Includes the elimination of transactions between segments.
Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net income attributable to Anywhere and Anywhere Group for the three and nine months ended September 30, 2023 and 2022:

	Operating EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Franchise Group	$155	$202	$416	$544
Owned Brokerage Group	(8)	(1)	(93)	(30)
Title Group	2	9	(5)	27
Corporate and Other (a)	(42)	(44)	(137)	(104)
Total Company	$107	$166	$181	$437

Less: Depreciation and amortization	50	53	149	159
Interest expense, net	37	30	114	76
Income tax expense	45	8	7	52
Restructuring costs, net (b)	9	16	40	23
Impairments (c)	3	3	11	3
Former parent legacy cost, net (d)	—	1	17	1
(Gain) loss on the early extinguishment of debt (d)	(169)	—	(169)	92
Loss (gain) on the sale of businesses, investments or other assets, net (e)	3	—	2	(135)
Net income attributable to Anywhere and Anywhere Group	$129	$55	$10	$166
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended September 30, 2023 includes restructuring charges of $2 million at Franchise Group, $5 million at Owned Brokerage Group, $1 million at Title Group and $1 million at Corporate and Other.
The three months ended September 30, 2022 includes restructuring charges of $2 million at Franchise Group, $8 million at Owned Brokerage Group and $6 million at Corporate and Other.
The nine months ended September 30, 2023 includes restructuring charges of $8 million at Franchise Group, $23 million at Owned Brokerage Group, $2 million at Title Group and $7 million at Corporate and Other.
The nine months ended September 30, 2022 includes restructuring charges of $4 million at Franchise Group, $11 million at Owned Brokerage Group and $8 million at Corporate and Other.
(c)Impairments primarily relate to non-cash lease asset and software impairments.
(d)Former parent legacy items and (Gain) loss on the early extinguishment of debt are recorded in Corporate and Other. Former parent legacy cost in 2023 relates to recent developments in a legacy tax matter in the first quarter of 2023. Gain on the early extinguishment of debt in 2023 relates to the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023. Loss on the early extinguishment of debt in 2022 relates to the refinancing transactions that occurred during the first quarter of 2022.
(e)Loss (gain) on the sale of businesses, investments or other assets, net in 2022 is recorded in Title Group and is related to the sale of the Title Underwriter and subsequent sales of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.

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
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of September 30, 2023, our real estate franchise systems and proprietary brands had approximately 330,400 independent sales agents worldwide, including approximately 190,300 independent sales agents operating in the U.S. (which included approximately 57,600 company owned brokerage independent sales agents). As of September 30, 2023, our real estate franchise systems and proprietary brands had approximately 19,900 offices worldwide in 118 countries and territories, including approximately 5,600 brokerage offices in the U.S. (which included approximately 630 company owned brokerage offices). This segment also includes our lead generation activities through Anywhere Leads Group ("Leads Group") and global relocation services operation through Cartus® Relocation Services ("Cartus").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 630 owned and operated brokerage offices with approximately 57,600 independent sales agents principally under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
RECENT DEVELOPMENTS
Litigation Update — Nationwide Settlement Agreement of Burnett and Moehrl Antitrust Litigation
On October 6, 2023, Anywhere announced the terms of a settlement agreement (the "Anywhere Settlement") the Company has entered into to settle all claims asserted or that could have been asserted against Anywhere in the Burnett and Moehrl antitrust class action litigation. Under the terms of the proposed nationwide settlement, which is subject to both preliminary and final court approval, Anywhere has agreed to provide monetary relief of $83.5 million as well as injunctive relief. The Company does not expect the terms of the Anywhere Settlement to have a material impact on its results of operations, liquidity, or cash flows. The proposed settlement resolves, on a nationwide basis, all claims asserted or that could have been asserted against Anywhere in those cases. Specifically, the Anywhere Settlement releases the Company, all subsidiaries, brands, affiliated agents, and franchisees from all claims that were or could have been asserted by all persons who sold a home that was listed on a multiple listing service anywhere in the United States where a commission was paid to any brokerage in connection with the sale of the home in the relevant class period. The proposed settlement is not an admission of liability, nor does it concede or validate any of the claims asserted against Anywhere and all pending seller antitrust litigation against Anywhere has been stayed.
On November 1, 2023, following a multi-week trial, judgment was entered against the non-settling defendants (Anywhere and another corporate defendant having settled before trial) and awarded damages to the plaintiffs from the non-settling defendants in the amount of $1.785 billion, before trebling. While the jury found that all named defendants violated Section 1 of the Sherman Act, the judgment does not alter the Anywhere Settlement or the settlement of the other corporate defendant. The court has yet to determine injunctive relief in this action.
Prior to the jury findings, an additional purported class action was brought against NAR and other competitors who were not parties to any of the prior antitrust class action litigation.
See Note 7. "Commitments and Contingencies" to the Condensed Consolidated Financial Statements for more information and Part II., "Item 1A.—Risk Factors."
Debt Exchange Transactions
On August 24, 2023, the Company completed debt exchange transactions under Section 4(a)(2) of the Securities Act, pursuant to which the Company issued $640 million of 7.00% Senior Secured Second Lien Notes due 2030 in exchange for $298 million of its 5.75% Senior Notes due 2029 and $503 million of its 5.25% Senior Notes due 2030, which included:
•$218 million of 7.00% Senior Secured Second Lien Notes due 2030 issued to funds managed by Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a Delaware limited partnership (the "Significant Noteholder Exchange"), in exchange for $273 million of Senior Notes due 2029 and Senior Notes due 2030 (consisting of $55 million of the 5.75% Senior Notes due 2029 and $218 million of the 5.25% Senior Notes due 2030) pursuant to an exchange agreement dated July 25, 2023, between Anywhere and Angelo Gordon; and
•$422 million of 7.00% Senior Secured Second Lien Notes due 2030 in exchange for $243 million of the 5.75% Senior Notes due 2029 and $285 million of the 5.25% Senior Notes due 2030, pursuant to exchange offers (the "Exchange Offers") on substantially similar terms to the Significant Noteholder Exchange.
As a result of the debt exchange transactions, the Company recorded a gain on the early extinguishment of debt of $151 million. See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for more information.
Open Market Repurchases of 5.75% and 5.25% Senior Notes
Following expiration of the Exchange Offers in late August 2023 and on September 1, 2023, the Company repurchased $26 million of its 5.75% Senior Notes and $40 million of its 5.25% Senior Notes in open market purchases at an aggregate purchase price of $48 million, plus accrued interest to the respective repurchase dates. As a result of the open market repurchases, the Company recorded a gain on the early extinguishment of debt of $18 million.
After giving effect to the debt exchange transactions and the open market repurchases, as of September 30, 2023, there were $576 million of 5.75% Senior Notes due 2029 and $457 million of 5.25% Senior Notes due 2030 outstanding.
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
Market conditions in the residential real estate industry remained weak in the first nine months of 2023 with the factors described above continuing to affect the industry, including the continuing constraints on inventory. However, we saw sequential improvement with homesale transaction volume on a combined basis down 31% year-over-year in the first quarter of 2023, improving to down 23% year-over-year in the second quarter of 2023 and down 13% year-over-year in the third quarter of 2023.
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the three and nine months ended September 30, 2023 as compared with the same period in 2022:

	Three Months Ended September 30,	Nine Months Ended September 30,
Anywhere Combined
Homesale transaction volume*	(13)%	(22)%
Closed homesale sides	(17)%	(23)%
Average homesale price	5%	—%
Anywhere Brands - Franchise Group
Homesale transaction volume*	(14)%	(23)%
Closed homesale sides	(18)%	(23)%
Average homesale price	5%	1%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	(13)%	(22)%
Closed homesale sides	(17)%	(21)%
Average homesale price	5%	(1)%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
The graphic below shows the trend of homesale transaction volume on a combined basis for the Company by quarter in 2022 and 2023 as compared with the same period in the prior year:

Franchise Group and Owned Brokerage Group Combined
Quarterly 2022 vs 2021 and 2023 vs 2022
15%
10%
5%
0%
(5)%
(10)%
(15)%
(20)%
(25)%
(30)%
(35)%
Percentage Change
4%
(6)%
(17)%
(33)%
(31)%
(23)%
(13)%
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Closed Homesale Sides
Average Homesale Price
Homesale Transaction Volume

Industry forecasts predicted significant declines in existing homesales in 2023, including Fannie Mae forecasting existing homesale transactions to decrease 18% to approximately 4.1 million transactions for the full year 2023, as of their most recently released forecast, which is the lowest since the Great Recession in 2008. These industry forecasts reflect an expectation that the moderation of declines in existing homesales during the first nine months of 2023 will continue for the remainder of 2023.

Furthermore, refinancing title and closing units declined 58% and purchase title and closing units declined 25% at Title Group during the first nine months of 2023 compared with the same period in 2022 as a result of the high interest rate environment and a reduction in volume related to a pullback in home purchasing by an institutional homebuyer with which we have a joint venture relationship.
Cost Savings and Operational Efficiencies. Beginning in the third quarter of 2022 and continuing, we took additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. During the third quarter of 2023, the Company realized additional cost savings of approximately $60 million and over $160 million year-to-date, of which approximately half related to specific restructuring activities, and expects to deliver approximately $200 million for the full year 2023.
As discussed at the Company’s Investor Day in May 2022, we believe that industry dynamics and customer demands will require simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of improving the consumer experience and our ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support our independent sales agents, franchisees and consumers. This includes investments in technology and innovative products, lead generation and franchisee support.
Mortgage Rates. According to Freddie Mac, average mortgage rates on commitments for a 30-year, conventional, fixed-rate mortgage more than doubled in 2022, reaching as high as 7.08% at times in the fourth quarter of 2022 and increased from an average of 6.11% in September 2022 to 7.20% in September 2023, which is approximately 330 basis points higher than the 10-year average of 3.95%. For the week ending October 26, 2023, mortgage rates on a 30-year fixed-rate mortgage averaged 7.79%, according to Freddie Mac and reached the highest level since 2000.
A wide variety of factors can contribute to mortgage rates, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels and foreclosure rates, to name a few. Since March 2022, the U.S. Federal Reserve Board (the "Federal Reserve") has taken aggressive action intended to try to control inflation, including raising the target federal funds rate by over 400 basis points during 2022 and by an additional 100 basis points since the beginning of 2023. In late September 2023, the Federal Reserve signaled that it expected at least one more rate increase later this year and expected fewer rate reductions in 2024 than it had previously projected. Yields on the 10-year Treasury note were 4.59% as of September 30, 2023 compared to 3.83% as of September 30, 2022. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates.
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
Inflation. U.S. consumers have been and may continue to be impacted by the current inflationary environment. The Consumer Price Index for All Urban Consumers, or CPI, rose 3.7% (not seasonally adjusted) for the 12-months ended September 30, 2023, according to the U.S. Bureau of Labor Statistics. The CPI measures the average change in prices paid by urban consumers for a market basket of consumer goods and services. Volatility in the macroeconomic environment, including disruptions related to Russia's invasion of Ukraine and the conflict in the Middle East, may further exacerbate inflationary pressures.
Affordability. The rapid increase in mortgage rates and inflation discussed above has had a corresponding negative impact on affordability, which has also been meaningfully impacted by rising home prices that are related, in part, to prolonged inventory constraints. Housing affordability may be further impacted in future periods by inflationary pressures, increases in mortgage rates, average homesale price and rising homeowners and flood insurance costs, further or accelerated declines in inventory, declining or stagnant wages, or other economic challenges.
Inventory & Turnover. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet demand. Overall housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. Additional inventory pressure arises from periods of slow or decelerated new housing construction, potential home sellers choosing to stay with their lower mortgage rate rather than sell their home, real estate models that purchase homes for rental use (rather than resale), and alternative competitors, such as iBuying models. These pressures have resulted in average sales price increasing significantly over the past two years, which we believe has contributed to further deterioration of inventory at lower price points.
We believe the speed of inventory supply turnover, which had increased significantly over the past two years, has slowed since the beginning of the second half of 2022 but remains at a faster pace than historical norms. For example, at our company owned Coldwell Banker brokerages, the speed at which a home that was listed for sale went under contract was a median of 21 days in the third quarter of 2023 compared to a median of 21 days on the market in the third quarter of 2022, 16 days on the market in the third quarter of 2021 and 31 days on the market in the third quarter of 2019.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. As of September 30, 2023 compared to the same period in 2022, independent sales agents affiliated with our company owned brokerages declined 4% and, based on information from such franchisees, independent sales agents affiliated with our U.S. franchisees also declined 4%. We believe these declines are consistent with a broader market trend of agents leaving the industry.
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
Legal & Regulatory Environment. For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see Part I., "Item 1.—Business—Government and Other Regulations" and Part I., "Item 1A.—Risk Factors" in our 2022 Form 10-K.
Pending Litigation. For a discussion of material litigation involving the Company see Part II., "Item 1.—Legal Proceedings" and Note 7, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Adverse outcomes in these matters, individually or in the aggregate, including delays or a failure to receive preliminary or final court approval of any related settlements, could have a material adverse effect on our business, results of operations and financial condition, including with respect to our liquidity.
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
The following table presents our drivers for the three and nine months ended September 30, 2023 and 2022. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023	2022	% Change		2023	2022	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	200,619	243,494	(18)%		555,038	724,858	(23)%
Average homesale price	$470,818	$449,313	5%		$462,826	$458,767	1%
Average homesale broker commission rate	2.45%	2.43%	2	bps	2.45%	2.43%	2	bps
Net royalty per side	$442	$422	5%		$432	$429	1%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	71,794	86,022	(17)%		201,097	253,422	(21)%
Average homesale price	$712,232	$681,387	5%		$698,195	$708,719	(1)%
Average homesale broker commission rate	2.41%	2.40%	1	bps	2.42%	2.40%	2	bps
Gross commission income per side	$18,013	$17,070	6%		$17,699	$17,649	—%
Anywhere Integrated Services - Title Group
Purchase title and closing units	28,453	35,045	(19)%		80,338	107,395	(25)%
Refinance title and closing units	2,304	3,339	(31)%		6,810	16,119	(58)%
Average fee per closing unit	$3,187	$3,127	2%		$3,176	$3,149	1%
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
We attribute the 2 basis points increase in average homesale broker commission rate in the first nine months of 2023 at both Owned Brokerage Group and Franchise Group over the prior period to price and geographic mix. Over the past 10 years, we have experienced an average of approximately one basis point decline in the average homesale broker commission rate each year, which we believe has been largely attributable to increases in average homesale prices (as higher priced homes tend to have a lower broker commission) and, to a lesser extent, competitors providing fewer or similar services for a reduced fee.
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and franchisees may receive volume incentives described in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See Part I., "Item 1.—Business—Anywhere Brands—Franchise Group—Operations—Franchising" in our 2022 Form 10-K for additional information.
Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation, which has had, and may continue to, put pressure on our ability to renew or negotiate franchise agreements with favorable terms due to their size and scale, and that has had, and could, adversely impact our royalty revenue.
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

Three Months Ended September 30, 2023 vs. Three Months Ended September 30, 2022
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2023	2022	Change
Net revenues	$1,584	$1,808	$(224)
Total expenses	1,414	1,742	(328)
Income before income taxes, equity in (earnings) losses and noncontrolling interests	170	66	104
Income tax expense	45	8	37
Equity in (earnings) losses of unconsolidated entities	(4)	2	(6)
Net income	129	56	73
Less: Net income attributable to noncontrolling interests	—	(1)	1
Net income attributable to Anywhere and Anywhere Group	$129	$55	$74

Net revenues decreased $224 million or 12% for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group primarily due to a decline in homesale transactions.
Total expenses decreased $328 million or 19% for the third quarter of 2023 compared to the third quarter of 2022 primarily due to:
•a $169 million gain on the early extinguishment of debt as a result of the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023;
•a $133 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume;
•a $24 million net decrease in operating and general and administrative expenses primarily attributable to a decrease in employee-related and other operating costs due to cost savings initiatives partially offset by higher employee incentive accruals; and
•$9 million of restructuring costs during the third quarter of 2023 primarily related to cost savings initiatives compared to $16 million of restructuring costs during the third quarter of 2022, partially offset by a $7 million net increase in interest expense primarily due to the absence in the third quarter of 2023 of $5 million of gains recognized in the third quarter of 2022 related to the fair value adjustment for mark-to-market adjustments for interest rate swaps (which expired during the fourth quarter of 2022).
Equity in earnings were $4 million during the third quarter of 2023 compared to losses of $2 million during the third quarter of 2022. Equity in earnings during the third quarter of 2023 consisted of $2 million of earnings for the Title Insurance Underwriter Joint Venture, $1 million of earnings for Guaranteed Rate Affinity and $1 million of earnings for our other title related equity method investments. Equity in losses for the third quarter of 2022 consisted of $4 million of losses for the operations of our brokerage related equity method investments and $3 million of losses for Guaranteed Rate Affinity, partially offset by $3 million of earnings for our other title related equity method investments and $2 million of earnings for the Title Insurance Underwriter Joint Venture.
In 2022, we began to take additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. As a result, we implemented a restructure plan ("Operational Efficiencies Plan") under which we incurred $8 million of costs including $5 million of facility related costs and $3 million of personnel related costs during the third quarter of 2023 compared to $10 million of costs during the third quarter of 2022. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $59 million with $56 million incurred through the third quarter of 2023. During the third quarter of 2023, the Company realized additional cost savings of approximately $60 million and over $160 million year-to-date, of which approximately half related to specific restructuring activities, and expects to deliver approximately $200 million for the full year 2023.
Furthermore, in connection with prior restructuring programs, we incurred $1 million of costs during the third quarter of 2023 compared to $6 million during the third quarter of 2022 primarily related to the transformation of our corporate headquarters. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.

The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $45 million for the three months ended September 30, 2023 compared to $8 million for the three months ended September 30, 2022. Our effective tax rate was 26% and 13% for the three months ended September 30, 2023 and 2022, respectively. The effective tax rate for the three months ended September 30, 2022 was favorably impacted by the tax credits claimed on the federal and state tax returns upon the completion of our research tax credit study.
The following table reflects a reconciliation of Net income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022
Net income attributable to Anywhere and Anywhere Group	$129	$55
Income tax expense	45	8
Income before income taxes	174	63
Add: Depreciation and amortization	50	53
Interest expense, net	37	30
Restructuring costs, net (a)	9	16
Impairments (b)	3	3
Former parent legacy cost, net (c)	—	1
Gain on the early extinguishment of debt (c)	(169)	—
Loss on the sale of businesses, investments or other assets, net	3	—
Operating EBITDA	$107	$166

	Revenues (d)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2023	2022			2023	2022			2023	2022
Franchise Group	$271	$306	$(35)	(11)%	$155	$202	$(47)	(23)%	57%	66%	(9)
Owned Brokerage Group	1,309	1,486	(177)	(12)	(8)	(1)	(7)	(700)	(1)	—	(1)
Title Group	93	113	(20)	(18)	2	9	(7)	(78)	2	8	(6)
Corporate and Other	(89)	(97)	8	(d)	(42)	(44)	2	5
Total Company	$1,584	$1,808	$(224)	(12)%	$107	$166	$(59)	(36)%	7%	9%	(2)
_______________
(a)Restructuring charges incurred for the three months ended September 30, 2023 include $2 million at Franchise Group, $5 million at Owned Brokerage Group, $1 million at Title Group and $1 million at Corporate and Other. Restructuring charges incurred for the three months ended September 30, 2022 include $2 million at Franchise Group, $8 million at Owned Brokerage Group and $6 million at Corporate and Other.
(b)Impairments primarily relate to non-cash lease asset and software impairments.
(c)Former parent legacy items and Gain on the early extinguishment of debt are recorded in Corporate and Other. Gain on the early extinguishment of debt relates to the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023.
(d)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $89 million and $97 million during the three months ended September 30, 2023 and 2022, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 2 percentage points for the three months ended September 30, 2023 compared to 2022. Franchise Group's margin decreased 9 percentage points primarily due to a decrease in royalty revenue and an increase in employee incentive accruals, partially offset by cost savings initiatives. Owned Brokerage Group's margin decreased 1 percentage point primarily due to declines in revenue and higher employee incentive accruals, partially offset by cost savings initiatives. Title Group's margin decreased 6 percentage points, with 8 percentage points related to the decline in purchase and refinance revenue, partially offset by a decrease in employee-related and other operating costs as a result of cost savings initiatives.

Corporate and Other Operating EBITDA for the three months ended September 30, 2023 improved $2 million to a loss of $42 million primarily due to less expense related to legal accruals in the third quarter of 2023 compared to the third quarter of 2022 and cost savings initiatives, partially offset by higher employee incentive accruals.
Anywhere Brands - Franchise Group
Revenues decreased $35 million to $271 million and Operating EBITDA decreased $47 million to $155 million for the three months ended September 30, 2023 compared with the same period in 2022.
Revenues decreased $35 million primarily as a result of a $14 million decrease in third-party domestic franchisee royalty revenue, primarily driven by a 14% decrease in homesale transaction volume at Franchise Group which consisted of an 18% decrease in existing homesale transactions partially offset by a 5% increase in average homesale price, and a $10 million decrease in intercompany royalties received from Owned Brokerage Group. Furthermore, revenue from our relocation operations and leads business decreased $15 million primarily as a result of lower volume. The revenue decreases were partially offset by a $6 million increase in brand marketing fund revenue and related expense primarily due to higher advertising costs during the third quarter of 2023 as compared to the third quarter of 2022.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $84 million and $94 million during the third quarter of 2023 and 2022, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $47 million primarily due to the $35 million decrease in revenues discussed above, the $6 million increase in brand marketing fund expense discussed above and a $6 million increase in employee related costs primarily due to higher incentive accruals, partially offset by cost savings initiatives.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $177 million to $1,309 million and Operating EBITDA decreased $7 million to a loss of $8 million for the three months ended September 30, 2023 compared with the same period in 2022.
The revenue decrease of $177 million was primarily driven by a 13% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 17% decrease in existing homesale transactions, partially offset by a 5% increase in average homesale price.
Operating EBITDA decreased $7 million primarily due to the $177 million decrease in revenues discussed above, partially offset by:
•a $133 million decrease in commission expenses paid to independent sales agents from $1,170 million for the third quarter of 2022 to $1,037 million in the third quarter of 2023 primarily as a result of lower homesale transaction volume;
•a $16 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives, partially offset by higher employee incentive accruals;
•a $10 million decrease in royalties paid to Franchise Group from $94 million for the third quarter 2022 to $84 million in the same period of 2023 associated with the homesale transaction volume declines described above;
•a $7 million decrease in marketing expense as a result of cost savings initiatives; and
•the absence of $4 million in equity in losses primarily related to a former investment in 2022.
Anywhere Integrated Services - Title Group
Revenues decreased $20 million to $93 million and Operating EBITDA decreased $7 million to $2 million for the three months ended September 30, 2023 compared with the same period in 2022.
Revenues decreased $20 million primarily due to a $17 million decrease in purchase revenue as a result of a decrease in transactions primarily due to the high interest rate environment, partially offset by an increase in the average fee per closing unit. Furthermore, refinance revenue decreased $3 million due to a decrease in activity as average mortgage rates increased approximately 150 basis points during the third quarter of 2023 compared to the same period in 2022.
Operating EBITDA decreased $7 million primarily due to the $20 million decrease in revenues discussed above, partially offset by an $11 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and declines in variable operating costs due to lower volume and a $2 million increase in equity in earnings from earnings of $2 million during the third quarter of 2022 to earnings of $4 million during the third quarter of 2023.
Nine Months Ended September 30, 2023 vs. Nine Months Ended September 30, 2022
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2023	2022	Change
Net revenues	$4,386	$5,585	$(1,199)
Total expenses	4,376	5,348	(972)
Income before income taxes, equity in (earnings) losses and noncontrolling interests	10	237	(227)
Income tax expense	7	52	(45)
Equity in (earnings) losses of unconsolidated entities	(7)	16	(23)
Net income	10	169	(159)
Less: Net income attributable to noncontrolling interests	—	(3)	3
Net income attributable to Anywhere and Anywhere Group	$10	$166	$(156)
Net revenues decreased $1,199 million or 21% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group primarily due to a decline in homesale transactions. In addition, net revenues decreased $80 million due to the absence of revenue at Title Group as a result of the sale of the Title Insurance Underwriter late in the first quarter of 2022.
Total expenses decreased $972 million or 18% for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 primarily due to:
•a $708 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume;
•a $169 million gain on the early extinguishment of debt as a result of the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023 compared to a $92 million loss on the early extinguishment of debt as a result of the refinancing transactions during the first quarter of 2022 which included approximately $80 million related to make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes;
•a $179 million decrease in operating and general and administrative expenses primarily attributable to a decrease in employee-related and other operating costs due to cost savings initiatives, partially offset by higher employee incentive accruals and an increase in accruals for several legal matters, and a $74 million decrease in underwriter costs as a result of the sale of the Title Underwriter late in the first quarter of 2022; and
•a $34 million decrease in marketing costs as a result of cost savings initiatives, partially offset by:
•a $141 million decrease in other income primarily due to the absence of the $131 million gain recorded at Title Group related to the sale of the Title Underwriter in the first quarter of 2022;
•a $38 million net increase in interest expense primarily due to the absence during the nine months ended September 30, 2023 of $40 million of gains recognized during the nine months ended September 30, 2022 related to the fair value adjustment for mark-to-market adjustments for interest rate swaps (which expired during the fourth quarter of 2022);
•$40 million of restructuring costs during the nine months ended September 30, 2023 primarily related to cost savings initiatives compared to $23 million of restructuring costs during the nine months ended September 30, 2022; and
•an increase in former parent legacy cost of $16 million primarily related to recent developments in a legacy tax matter in the first quarter of 2023.
Equity in earnings were $7 million for the nine months ended September 30, 2023 compared to losses of $16 million during the same period of 2022. Equity in earnings for the nine months ended September 30, 2023 consisted of $4 million of earnings for the Title Insurance Underwriter Joint Venture, $2 million of earnings for the operations of our other title related equity method investments and $1 million of earnings for Guaranteed Rate Affinity. Equity in losses for the nine months ended September 30, 2022 consisted of $13 million of losses for the operations of our brokerage related equity method investments and $12 million of losses for Guaranteed Rate Affinity, partially offset by $5 million of earnings for the Title Insurance Underwriter Joint Venture and $4 million of earnings for the operations of our other title related equity method investments.
During the nine months ended September 30, 2023, we incurred $36 million of costs related to the Operational Efficiencies Plan including $20 million of facility related costs and $16 million of personnel related costs primarily at Owned Brokerage Group, compared to $10 million of costs during the nine months ended September 30, 2022. Furthermore, in connection with prior restructuring programs, we incurred $4 million of costs during the nine months ended September 30, 2023 compared to $13 million during the nine months ended September 30, 2022 primarily related to the transformation of our corporate headquarters. See Note 6, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $7 million for the nine months ended September 30, 2023 compared to $52 million for the nine months ended September 30, 2022. Our effective tax rate was 41% and 24% for the nine months ended September 30, 2023 and September 30, 2022, respectively. The effective tax rate for the nine months ended September 30, 2023 utilized a lower pre-tax income and was primarily impacted by non-deductible executive compensation and equity awards for which the market value at vesting was lower than at the date of grant, partially offset by a benefit for research and development tax credits.
The following table reflects a reconciliation of Net income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022
Net income attributable to Anywhere and Anywhere Group	$10	$166
Income tax expense	7	52
Income before income taxes	17	218
Add: Depreciation and amortization	149	159
Interest expense, net	114	76
Restructuring costs, net (a)	40	23
Impairments (b)	11	3
Former parent legacy cost, net (c)	17	1
(Gain) loss on the early extinguishment of debt (c)	(169)	92
Loss (gain) on the sale of businesses, investments or other assets, net (d)	2	(135)
Operating EBITDA	$181	$437

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2023	2022			2023	2022			2023	2022
Franchise Group	$762	$912	$(150)	(16)%	$416	$544	$(128)	(24)%	55%	60%	(5)
Owned Brokerage Group	3,604	4,525	(921)	(20)	(93)	(30)	(63)	(210)	(3)	(1)	(2)
Title Group	265	447	(182)	(41)	(5)	27	(32)	(119)	(2)	6	(8)
Corporate and Other	(245)	(299)	54	(e)	(137)	(104)	(33)	(32)
Total Company	$4,386	$5,585	$(1,199)	(21)%	$181	$437	$(256)	(59)%	4%	8%	(4)
_______________
(a)Restructuring charges incurred for the nine months ended September 30, 2023 include $8 million at Franchise Group, $23 million at Owned Brokerage Group, $2 million at Title Group and $7 million at Corporate and Other. Restructuring charges incurred for the nine months ended September 30, 2022 include $4 million at Franchise Group, $11 million at Owned Brokerage Group and $8 million at Corporate and Other.
(b)Impairments primarily relate to non-cash lease asset and software impairments.

(c)Former parent legacy items and (Gain) loss on the early extinguishment of debt are recorded in Corporate and Other. Former parent legacy cost in 2023 relates to recent developments in a legacy tax matter in the first quarter of 2023. Gain on the early extinguishment of debt in 2023 relates to the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023. Loss on the early extinguishment of debt in 2022 relates to the refinancing transactions that occurred during the first quarter of 2022.
(d)Loss (gain) on the sale of businesses, investments or other assets, net in 2022 is recorded in Title Group and is related to the sale of the Title Underwriter and subsequent sales of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $245 million and $299 million during the nine months ended September 30, 2023 and 2022, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 4 percentage points for the nine months ended September 30, 2023 compared to the same period in 2022. Franchise Group's margin decreased 5 percentage points primarily due to a decrease in royalty revenue and higher employee incentive accruals, partially offset by cost savings initiatives. Owned Brokerage Group's margin decreased 2 percentage points primarily due to declines in revenue, higher employee incentive accruals and an increase in the portion of sales commissions received by independent sales agents, partially offset by cost savings initiatives. Title Group's margin decreased 8 percentage points, with 12 percentage points related to the decline in purchase and refinance revenue, partially offset by a decrease in employee-related and other operating costs as a result of cost savings initiatives.
Corporate and Other Operating EBITDA for the nine months ended September 30, 2023 declined $33 million to a loss of $137 million primarily due to higher employee incentive accruals, partially offset by cost savings initiatives.
Anywhere Brands - Franchise Group
Revenues decreased $150 million to $762 million and Operating EBITDA decreased $128 million to $416 million for the nine months ended September 30, 2023 compared with the same period in 2022.
Revenues decreased $150 million primarily as a result of a $67 million decrease in third-party domestic franchisee royalty revenue driven by a 23% decrease in homesale transaction volume at Franchise Group which was primarily due to a decrease in existing homesale transactions, and a $54 million decrease in intercompany royalties received from Owned Brokerage Group. Furthermore, revenue from our relocation operations and leads business decreased $25 million as a result of lower volume. In addition, brand marketing fund revenue and related expense decreased $6 million primarily due to lower advertising costs during the nine months ended September 30, 2023 as compared with the same period in 2022. The revenue decreases were partially offset by a $2 million increase in other franchise revenue primarily related to registration fees for meetings and conferences occurring in 2023 that were not held in 2022.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $233 million and $287 million during the nine months ended September 30, 2023 and 2022, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $128 million primarily due to the $150 million decrease in revenues discussed above. The Operating EBITDA decrease was partially offset by a $9 million decrease in employee-related and other operating costs primarily due to cost savings initiatives, partially offset by higher employee incentive accruals. In addition, other marketing expense had a net decrease of $7 million and brand marketing fund expense decreased $6 million as a result of cost savings initiatives.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $921 million to $3,604 million and Operating EBITDA decreased $63 million to a loss of $93 million for the nine months ended September 30, 2023 compared with the same period in 2022.
The revenue decrease of $921 million was primarily driven by a 22% decrease in homesale transaction volume at Owned Brokerage Group which was primarily due to a decrease in existing homesale transactions.
Operating EBITDA decreased $63 million primarily due to the $921 million decrease in revenues discussed above, partially offset by:

•a $708 million decrease in commission expenses paid to independent sales agents from $3,560 million for the nine months ended September 30, 2022 to $2,852 million for the nine months ended September 30, 2023 primarily as a result of lower homesale transaction volume;
•a $61 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives, partially offset by higher employee incentive accruals;
•a $54 million decrease in royalties paid to Franchise Group from $287 million for the nine months ended September 30, 2022 to $233 million in the same period of 2023 associated with the homesale transaction volume declines described above;
•a $22 million decrease in marketing expense as a result of cost savings initiatives; and
•the absence of $13 million in equity in losses primarily related to a former investment in 2022.
Anywhere Integrated Services - Title Group
Revenues decreased $182 million to $265 million and Operating EBITDA decreased $32 million to a loss of $5 million for the nine months ended September 30, 2023 compared with the same period in 2022.
Revenues decreased $182 million primarily due to an $80 million decrease in underwriter revenue during the nine months ended September 30, 2023 compared to the same period in 2022 as a result of the sale of the Title Underwriter late in the first quarter of 2022. In addition, purchase revenue decreased $81 million due to a decrease in transactions primarily due to the high interest rate environment and a reduction in volume related to a pullback in home purchasing by an institutional homebuyer with which we have a joint venture relationship. Furthermore, refinance revenue decreased $19 million due to a decrease in activity as average mortgage rates increased approximately 180 basis points during the nine months ended September 30, 2023 over the prior period.
Operating EBITDA decreased $32 million primarily due to the $100 million decrease in purchase and refinance revenue discussed above and a $6 million net decline as a result of the sale of the Title Underwriter. The Operating EBITDA decreases discussed above were partially offset by a $66 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and declines in variable operating costs due to lower volume and a $10 million improvement in equity in earnings from losses of $3 million during the nine months ended September 30, 2022 to earnings of $7 million during the same period in 2023.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2023	December 31, 2022	Change
Total assets	$6,059	$6,383	$(324)
Total liabilities	4,274	4,616	(342)
Total equity	1,785	1,767	18
For the nine months ended September 30, 2023, total assets decreased $324 million primarily due to:
•a $72 million net decrease in trade and relocation receivables primarily due to timing;
•a $67 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $63 million decrease in cash and cash equivalents as discussed below under the header "Cash Flows";
•a $63 million net decrease in other current and non-current assets primarily due to a decrease in prepaid independent sales agent incentives;
•a $33 million decrease in property and equipment; and
•a $31 million net decrease in operating lease assets.
Total liabilities decreased $342 million primarily due to:
•a $289 million net decrease in corporate debt primarily related to a net decrease due to the exchange of approximately $298 million of our 5.75% Senior Notes and approximately $503 million of our 5.25% Senior Notes for $640 million of 7.00% Senior Secured Second Lien Notes in the debt exchange transactions in the third quarter of 2023. In addition, corporate debt decreased due to repurchase of $26 million of our 5.75% Senior Notes and $40 million of our 5.25% Senior Notes through open market purchases in the third quarter of 2023, as well as $50 million lower borrowings under the Revolving Credit Facility as of September 30, 2023;
•a $32 million decrease in operating lease liabilities;
•a $29 million decrease in other non-current liabilities; and
•a $28 million decrease in deferred tax liabilities,
partially offset by:
•a $29 million net increase in accounts payable and accrued expenses and other current liabilities; and
•a $7 million increase in securitization obligations.
Total equity increased $18 million due to net income of $10 million and an $8 million increase in additional paid in capital related to the Company's stock-based compensation activity for the nine months ended September 30, 2023.
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
During the third quarter of 2023, we completed debt exchange transactions pursuant to which we issued $640 million of 7.00% Senior Secured Second Lien Notes due 2030 in exchange for $298 million of our 5.75% Senior Notes due 2029 and $503 million of our 5.25% Senior Notes due 2030. In addition, following expiration of the Exchange Offers, we repurchased $26 million of our 5.75% Senior Notes and $40 million of our 5.25% Senior Notes in open market purchases at an aggregate purchase price of $48 million, plus accrued interest to the respective repurchase dates. See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on these transactions.
On October 6, 2023, we announced the terms of a settlement agreement the Company has entered into to settle all claims asserted against it or that could have been asserted against it in the Burnett and Moehrl antitrust class action litigation. Under the terms of the proposed nationwide settlement, which is subject to both preliminary and final court approval, we agreed to provide monetary relief of $83.5 million as well as injunctive relief. We do not expect the terms of the proposed settlement to have a material impact on our results of operations, liquidity, or cash flows. See Note 7, "Commitments and Contingencies", to the Condensed Consolidated Financial Statements for more information.
Other than the debt exchange transactions, open market repurchases and legal settlement discussed above, our material cash requirements from known contractual and other obligations as of September 30, 2023 have not changed materially from the amounts reported in our 2022 Form 10-K.
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
Material Litigation. We are a party to certain material litigation, including with respect to antitrust matters and compliance with the TCPA, as described in Note 7, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. Adverse outcomes in these matters, or the failure to obtain preliminary and final approval of the legal settlement discussed above, could have a material adverse affect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity.
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
Cash Flows
At September 30, 2023, we had $158 million of cash, cash equivalents and restricted cash, a decrease of $60 million compared to the balance of $218 million at December 31, 2022. The following table summarizes our cash flows for the nine months ended September 30, 2023 and 2022:

	Nine Months Ended September 30,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$125	$(71)	$196
Investing activities	(39)	(25)	(14)
Financing activities	(146)	(367)	221
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	(3)	3
Net change in cash, cash equivalents and restricted cash	$(60)	$(466)	$406
For the nine months ended September 30, 2023, $196 million more cash was provided by operating activities compared to the same period in 2022 principally due to:
•$227 million more cash provided by the net change in relocation and trade receivables due to timing;
•$151 million less cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of higher employee incentive compensation in the first quarter of 2022;
•$121 million less cash used for other assets primarily due to independent sales agent recruitment and retention and franchise system growth incentives in 2022; and
•$9 million less cash used for other operating activities,
partially offset by $313 million more cash used in operating results.
For the nine months ended September 30, 2023, $14 million more cash was used in investing activities compared to the same period in 2022 primarily due to:
•$55 million less cash proceeds from the sale of business primarily related to the sale of the Title Underwriter in the first quarter of 2022;

•$16 million less cash from other investing activities primarily related to the absence in 2023 of the $12 million dividend received from the Title Insurance Underwriter Joint Venture during the first quarter of 2022; and
•$7 million less cash proceeds received from investments,
partially offset by:
•$31 million less cash used for property and equipment additions;
•$17 million less cash used for investments; and
•$16 million less cash used for acquisitions.
For the nine months ended September 30, 2023, $146 million of cash was used in financing activities compared to $367 million of cash used in financing activities during the same period in 2022. For the nine months ended September 30, 2023, $146 million of cash was used in financing activities as follows:
•$63 million of cash paid as a result of net cash paid related to debt exchange transactions and open market purchases in the third quarter of 2023;
•$50 million repayment of borrowings under the Revolving Credit Facility;
•$25 million of other financing payments primarily related to finance leases and contracts; and
•$11 million of quarterly amortization payments on the term loan facilities, partially offset by $7 million net increase in securitization borrowings.
For the nine months ended September 30, 2022, $367 million of cash was used in financing activities as follows:
•$269 million of net cash paid as a result of the issuance of 5.25% Senior Notes and redemption of both the 9.375% Senior Notes and 7.625% Senior Secured Second Lien Notes in the first quarter of 2022, and the repurchases of $67 million in principal amount of our 4.875% Senior Notes through open market purchases in the second and third quarters of 2022;
•$97 million for the repurchase of our common stock;
•$29 million of other financing payments primarily related to finance leases and contracts;
•$16 million of tax payments related to net share settlement for stock-based compensation; and
•$7 million of quarterly amortization payments on the term loan facilities, partially offset by $51 million net increase in securitization borrowings.
Financial Obligations
See Note 5, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of September 30, 2023.
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

Covenants under the Senior Secured Credit Facility, Term Loan A Facility and Indentures; Events of Default
The Senior Secured Credit Agreement, Term Loan A Agreement, and the indentures governing the Unsecured Notes and 7.00% Senior Secured Second Lien Notes contain various covenants that limit (subject to certain exceptions) Anywhere Group’s ability to, among other things:
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.00% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2023.
Events of Default
Certain events would constitute an event of default under the Senior Secured Credit Facility or Term Loan A Facility as well as the indentures governing the 7.00% Senior Secured Second Lien Notes, Unsecured Notes and Exchangeable Senior Notes. Such events of default include, without limitation, nonpayment of principal or interest, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the Senior Secured Credit Facility and Term Loan A Facility, material misrepresentations, failure to comply with the senior secured leverage ratio covenant and failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. If such an event of default were to occur and the Company failed to obtain a waiver from the applicable lenders or holders of the 7.00% Senior Secured Second Lien Notes, Unsecured Notes or Exchangeable Senior Notes, our financial condition, results of operations and business would be materially adversely affected.
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
During the fourth quarter of 2023, the Company will assess our identified reporting units to ensure that any changes to our organization, including segment management, are properly reflected in our evaluation of goodwill. If changes to our reporting units for goodwill evaluation are required, the Company will reallocate our goodwill based upon the relative fair value of each impacted reporting unit. We do not anticipate a change to our Reportable Segments.
Recently Issued Accounting Pronouncements
See Note 1, "Basis of Presentation", to the Condensed Consolidated Financial Statements for a discussion of recently issued FASB accounting pronouncements.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2023, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility and Term Loan A Facility. We do not have significant exposure to foreign currency risk nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2023, we had variable interest rate debt outstanding under our Revolving Credit Facility and Term Loan A Facility of $511 million. The weighted average interest rate on the outstanding amounts under our Revolving Credit Facility and Term Loan A Facility at September 30, 2023 was 7.17%. The interest rate with respect to the Revolving Credit Facility and Term Loan A Facility is based on a term SOFR-based rate including a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2023 senior secured leverage ratio, the margin was 1.75%. At September 30, 2023, the one-month SOFR was 5.32%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $1 million impact on our annual interest expense.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2023 and for the three and nine-month periods ended September 30, 2023 and 2022 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated November 2, 2023, are included on pages 5 and 6. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 7, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for additional information on the Company's legal proceedings.
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
Item 1A. Risk Factors.
The ongoing industry antitrust class action litigation could materially adversely impact the structure of the industry and financial results of the Company.
The ongoing industry antitrust class action litigation (including any injunctive relief, appeals or settlements), either alone or in combination with related regulatory or governmental actions, or any resulting changes to competitive dynamics or consumer preferences, could materially adversely impact the structure of the industry, including by changing the broker commission structure, and financial results of the Company as well as other industry participants, including meaningful decreases in the average broker commission rate (including the average buy-side commission rate).
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
There can be no assurance that we will be able to obtain preliminary and final approval of the Anywhere Settlement.
In addition, meaningful changes in industry operations or structure, as a result of any of the foregoing could have a material adverse effect on our operations, revenues, earnings and financial results.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6.    Exhibits.
Exhibit        Description
4.1    Indenture, dated as of August 24, 2023, by and among the Anywhere Real Estate Group LLC, Anywhere Co-Issuer Corp., Anywhere Real Estate Inc., Anywhere Intermediate Holdings LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023)
4.2     Form of 7.000% Second Lien Senior Secured Notes due 2030 (Included as Exhibit A to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023)
10.1    First Lien/Second Lien Intercreditor Agreement, dated as of August 24, 2023, by and among the Issuer and each of the other loan parties from time to time party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative, the Collateral Agent, as the Initial Second Lien Priority Representative, and each additional First Lien Priority Representative and additional Second Lien Priority Representative from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023)
10.2    Collateral Agreement, dated as of August 24, 2023, among the Issuers, Intermediate Holdings, and the Subsidiary Guarantors, as Grantors, and The Bank of New York Mellon Trust Company, N.A., as the Collateral Agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on August 25, 2023)
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

Date: November 2, 2023
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: November 2, 2023
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller