Form 10-K
period 2023-12-31
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2024-02-20
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Anywhere Real Estate Inc. held by non-affiliates as of the close of business on June 30, 2023 was $722 million. There were 110,488,581 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of February 15, 2024.
Anywhere Real Estate Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Anywhere Real Estate Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the Annual Meeting of Stockholders to be held May 2, 2024 are incorporated by reference into Part III of this report.
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

SUMMARY OF RISK FACTORS
The following summary of risk factors is not exhaustive. We are subject to other risks discussed under "Item 1A.—Risk Factors," and under "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations," as well as risks that may be discussed in other reports filed with the SEC. As noted under "Forward-Looking Statements" above, these factors could affect our future results and cause actual results to differ materially from those expressed in our forward-looking statements. Investors and other readers are urged to consider all of these risks, uncertainties and other factors carefully in evaluating our business.
•The residential real estate market is cyclical, and we are negatively impacted by adverse developments or the absence of sustained improvement in the U.S. residential real estate markets, either regionally or nationally, which could include, but are not limited to factors that impact homesale transaction volume (homesale sides times average homesale price), such as:
◦prolonged periods of a high mortgage rate environment;
◦high rates of inflation;
◦continued or accelerated reductions in housing affordability, including but not limited to rising or high mortgage rates, the impact of increasing home prices, and the failure of wages to keep pace with inflation;
◦continued or accelerated declines in consumer demand;
◦continued or accelerated declines in inventory or excessive inventory;
◦homeowners retaining their homes for longer periods of time, including as a result of the high mortgage rate environment, resulting in inventory shortages in new and existing housing;
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
◦the potential or actual shutdown of the U.S. government due to a failure to enact debt ceiling legislation; and
◦monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment;
•A failure to obtain final court approval of the seller antitrust litigation settlement as well as other adverse developments or outcomes in current or future litigation, in particular pending class action antitrust litigation and litigation related to the Telephone Consumer Protection Act ("TCPA"), that may materially harm our business, results of operations and financial condition;
•We are subject to risks related to industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation, legislative or regulatory developments, such as a change in the manner in which broker commissions are communicated, negotiated or paid, including potentially significant restrictions or bans on offers of compensation by the seller or listing agent to the buy-side agent;
•Risks related to the impact of evolving competitive and consumer dynamics, whether driven by competitive or regulatory factors or other changes to industry rules, which could include, but are not limited to:
◦meaningful decreases in the average broker commission rate (including the average buy-side commission rate);
◦continued erosion of our share of the commission income generated by homesale transactions;
◦our ability to compete against traditional and non-traditional competitors;
◦our ability to adapt our business to changing consumer preferences; and
◦further disruption in the residential real estate brokerage industry related to listing aggregator market power and concentration, including with respect to ancillary services;
•Our business and financial results may be materially and adversely impacted if we are unable to execute our business strategy, including if we are not successful in our efforts to:
◦recruit and retain productive independent sales agents and teams, and other agent-facing talent;

◦attract and retain franchisees or renew existing franchise agreements without reducing contractual royalty rates or increasing the amount and prevalence of sales incentives;
◦develop or procure products, services and technology that support our strategic initiatives;
◦successfully adopt and integrate artificial intelligence (AI) and other machine learning technology into our products and services;
◦achieve or maintain cost savings and other benefits from our cost-saving initiatives;
◦generate a meaningful number of high-quality leads for independent sales agents and franchisees; and
◦complete, integrate or realize the expected benefits of acquisitions and joint ventures;
•Our substantial indebtedness, alone or in combination with other factors, particularly heightened during industry downturns or broader recessions, could (i) adversely limit our operations, including our ability to grow our business, (ii) adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and/or (iii) adversely impact our ability, and any actions we may take, to refinance, restructure or repay our indebtedness or incur additional indebtedness;
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
◦challenges relating to the owners of the two brands we do not own;
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
•We are subject to risks related to legal and regulatory matters, which may cause us to incur increased costs and/or result in adverse financial, operational or reputational consequences to us, including but not limited to, our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing, including but not limited to: (1) antitrust laws and regulations, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (4) the TCPA and any related laws limiting solicitation of business, and (5) privacy or cybersecurity laws and regulations;
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
•We face risks related to our Exchangeable Senior Notes and exchangeable note hedge and warrant transactions;
•We face risks related to severe weather events or natural disasters, which may be exacerbated by climate change and may cause increased homeowners insurance costs, and other catastrophic events, including public health crises;
•Increasing scrutiny and changing expectations related to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks;
•Market forecasts and estimates, including our internal estimates, may prove to be inaccurate; and
•We face risks related to our common stock, including that price of our common stock may fluctuate significantly.

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
•"Term Loan A Agreement" refers to the Term Loan A Agreement dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time, which includes "Extended Term Loan A", also referred to as the "Term Loan A Facility";
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
Item 1.    Business.
Our Company
A leader of integrated residential real estate services in the U.S., Anywhere includes franchise, brokerage, relocation, and title and settlement businesses, as well as mortgage and title insurance underwriter joint ventures, supporting approximately 1 million closed homesale sides (either the "buy" or "sell" side of a homesale transaction) in 2023. The diverse Anywhere brand portfolio includes some of the most recognized names in real estate: Better Homes and Gardens® Real Estate, CENTURY 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, and Sotheby’s International Realty®. Using innovative technology, data and marketing products, high-quality lead generation programs, and best-in-class learning and support services, Anywhere fuels the productivity of its approximately 188,300 independent sales agents in the U.S. and approximately 134,200 independent sales agents in 118 other countries and territories, helping them build stronger businesses and best serve today’s consumers.
Segment Overview
We report our operations in three segments, each of which receives fees based upon services performed for our customers:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. This segment also includes our global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").

•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business under the Coldwell Banker®, Corcoran® and Sotheby's International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report includes historical data, forecasts and information obtained from independent sources such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S. Bureau of Labor Statistics, the U.S. Federal Reserve Board, the National Association of Realtors ("NAR"), the Federal National Mortgage Association ("Fannie Mae"), trade associations, industry publications and surveys, and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we caution that such information is subject to change and do not endorse or suggest reliance on this data or information alone. For example, in 2022, NAR significantly revised its previously published average (mean) sales price (“ASP”) data for U.S. existing homes for prior periods, which resulted in discontinuing our usage of NAR ASP data in our SEC filings.
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

Industry Overview
Industry definition. We primarily operate in the U.S. residential real estate industry and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than new homes manufactured and sold by homebuilders. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent one of the most attractive segments of the residential real estate industry for the following reasons:
•the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 4.8 million homesales in the U.S. in 2023, NAR estimates that approximately 4.1 million were existing homesales, representing approximately 86% of the overall sales as measured in units;
•existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both the buyer and the seller; and
•we are able to generate revenues from ancillary services provided to our customers.
Our business model relies heavily on affiliated independent sales agents, who play a critical consumer-facing role in the home buying and selling experience for both our company owned and franchise brokerages. While substantially all homebuyers start their search for a home using the Internet, according to NAR, approximately 89% of home buyers and home sellers used an agent or broker in 2023. We believe that agents or brokers will continue to be directly involved in most home purchases and sales, primarily because real estate transactions have certain characteristics that benefit from the service and value offered by an agent or broker, including the following:
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
Cyclical nature of industry, long-term demographics and seasonality. The U.S. residential real estate industry exhibits a cyclical nature, characterized by periods of downturns as observed since mid-2022 and from 2006 to 2011, followed by phases of recovery and growth, exemplified from 2012 to 2021. These cycles are typically affected by broader economic shifts and conditions within the residential real estate market, factors largely beyond our control.
We believe that long-term demand for housing and the growth of our industry is impacted by various factors. Chief among these are housing affordability, the overall economic well-being of the U.S., and pivotal demographic trends, including generational transitions, and the rise in U.S. household formations. Elements such as mortgage rates and mortgage availability, tax incentives, job market dynamics, the conversion of renters to homebuyers, and the intrinsic benefits associated with homeownership further contribute to the industry's trajectory.
While the U.S. residential real estate market experienced substantial declines in 2022 and 2023, with continued uncertainty in early 2024, we maintain an optimistic outlook on the growth of the residential real estate market over the mid to long term. Our optimism is rooted in the anticipation of enduring positive fundamentals, such as U.S. population over the last decade, and the expected growth in the number of U.S. households, particularly among the millennial generation, over the coming decade. Additionally, the perpetuation of trends that gained momentum during the COVID-19 crisis, like preferences for specific geographies and the increasing acceptance of hybrid and remote work, may positively influence homesale transactions.

The U.S. residential housing market is also seasonal. Typically, a heightened volume of homesale transactions occurs in the second and third quarters of each year. Consequently, our historical data reveals stronger operating results and revenues during these periods.
Uncertainties Relating to Industry Structure and Brokerage Commissions. The U.S. residential real estate brokerage industry is currently in the midst of significant uncertainty, particularly with respect to the manner in which broker commissions are communicated, negotiated or paid. In connection with pending litigation, and in particular, injunctive relief that may result from such litigation, there may be significant changes in current practices, such as significant restrictions or bans on offers of compensation by the seller or listing agent to the buy-side agent, could result in meaningful decreases in the average broker commission rate, in the average buy-side commission rate or in the share of commission income received by us and our franchisees. In general, we and other industry participants, including industry associations and trade groups, have seen an overall increase in significant litigation and regulatory scrutiny, with a particular focus on antitrust and competition. There is significant uncertainty as to whether there will be meaningful changes in the manner in which commissions are communicated, negotiated or paid including significant restrictions or bans on offers of compensation by the seller or listing agent to the buy-side agent (and if meaningful changes occur, how quickly such changes will develop) due to injunctive relief resulting from any antitrust litigation determination, actions by DOJ or FTC or other federal, state or local governmental body finding that industry practices or developments have an anti-competitive effect on the industry or are otherwise proscribed, changes to MLS and NAR rules and legal regulations that may benefit their competitive position to the disadvantage of historical real estate brokerage models and other changes to competitive dynamics or consumer preferences, including the introduction or growth of certain competitive models. For more information, see "Item 7.—Management's Discussion and Analysis—Recent Developments" and "Item 1A.—Risk Factors—Regulatory and Legal Risks".
Participation in Multiple Aspects of Residential Real Estate
We participate in services associated with many aspects of the residential real estate market. Our complementary businesses and minority-held joint ventures, including our mortgage origination and title insurance underwriter joint ventures, work together, allowing us to generate revenue at various points in a residential real estate transaction, including the purchase or sale of homes, corporate relocation, lead generation services, settlement and title services, and franchising of our brands. The businesses each benefit from our deep understanding of the industry, strong relationships with real estate brokers, sales agents and other real estate professionals and expertise across the transactional process. Unlike other industry participants who offer only one or two services, we can offer homeowners, our franchisees and our corporate and real estate benefit program clients ready access to numerous associated services that facilitate and simplify the home purchase and sale process. These services provide further revenue opportunities for our owned businesses and those of our franchisees. All of our businesses and our minority-owned joint ventures can derive revenue from the same real estate transaction.

Our Brands
Our brands are among the most well-known and established real estate brokerage brands in the real estate industry.
Together with our strategic joint ventures, our brands allow us to leverage our strengths, while participating in multiple markets within the real estate industry. Specifically, while all of our brands compete to varying extents in the high-end markets, our Sotheby’s International Realty® and Corcoran® brands are particularly well-positioned to benefit from growth in high-end markets. Likewise, while all of our brands utilize offerings through Title Group, our company owned Coldwell Banker® brand shares synergies with our title business as well as our mortgage origination and title insurance underwriter joint ventures that allow us to progress towards our goal to integrate and streamline the residential real estate transaction. In addition, our global franchise brands including Better Homes and Gardens® Real Estate, CENTURY 21® and ERA®, as well as franchised and Sotheby’s International Realty®, Corcoran® and Coldwell Banker® brokerages, provide us with attractive scale and afford us the ability to offer versatility of choice to franchisees and consumers.
Our real estate brands are listed in the following chart, which includes information as of December 31, 2023, for both our franchised and company owned offices:

Brands (1)
Worldwide Offices (2)	12,000	2,900	1,100	2,400	400	100
Worldwide Brokers and Sales Agents (2)	135,000	101,000	26,600	43,400	12,000	4,500
U.S. Annual Sides	233,374	486,273	112,582	71,935	59,782	15,550
# of Countries and Territories with Owned or Franchised Operations	84	40	84	39	6	7

Characteristics	A 50+ year leader in brand awareness and a top recognized and respected name in real estate Significant international office footprint	118-year legacy in real estate Coldwell Banker Global Luxury® program to uniquely market top tier listings Long-time industry leader in effective advertising	Synonymous with luxury Strong ties to auction house established in 1744 Powerful global presence Longstanding commitment to technology and innovation	Driving performance through innovation, collaboration, diversity and growth Unique opportunity for flexible branding	Strong brand name recognition Unique access to consumers, marketing channels and content through brand licensing relationship with a leading media company	Leading residential real estate brand for 50 years Commitment to white-glove service, customer-centric brand, and "Live Who You Are" philosophy
_______________
(1)Information presented for Coldwell Banker® includes Coldwell Banker Commercial®.
(2)Includes information reported to us by independently owned franchisees (including approximately 13,300 offices and approximately 134,200 related brokers and independent sales agents of non-U.S. franchisees and franchisors).

Anywhere Brands—Franchise Group
Overview—Franchise Business
Franchise Group is comprised of our franchise business as well as our lead generation and relocation services operations.
As of December 31, 2023, our real estate franchise systems and proprietary brands had approximately 322,500 independent sales agents worldwide, including approximately 188,300 independent sales agents operating in the U.S. (which included approximately 56,700 company owned brokerage independent sales agents). As of December 31, 2023, our real estate franchise systems and proprietary brands had approximately 18,900 offices worldwide in 119 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 5,600 brokerage offices in the U.S. (which included approximately 620 company owned brokerage offices).
As shown in the table above, as of December 31, 2023, independent sales agents affiliated with our company owned brokerages declined 5% (based on the Company’s internal data) and independent sales agents affiliated with our franchised brokerages declined 3% (based on information provided by our affiliated franchisees), in each case as compared to December 31, 2022. We believe these declines are consistent with a broader market trend of agents leaving the industry, driven in part by lower industry volume, and more than half of the decline in independent sales agents affiliated with our company owned brokerages was attributed to agents with at most one homesale transaction in 2023.
The average tenure among our U.S. franchisees is approximately 22 years as of December 31, 2023. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with servicing programs, technology, and learning and development as well as dedicated national marketing programs to facilitate our franchisees in developing their business.
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
During 2023, none of our franchisees (other than Owned Brokerage Group) generated more than 3% of the total revenue of our real estate franchise business.
Our franchisees (other than our company owned brokerages at Owned Brokerage Group) are independent business operators and we do not exercise control over their day-to-day operations.
Domestic Franchisees. Franchise agreements set forth certain limited guidelines on the business and operations of the franchisees and require them to comply with the mandatory identity standards set forth in each brand's policy and procedures manuals. A franchisee's failure to comply with these restrictions and standards could result in a termination of the franchise agreement. The franchisees generally are not permitted to terminate the franchise agreements prior to their expiration, and in those cases where termination rights do exist, they are limited (e.g., if the franchisee retires, becomes disabled or dies). Generally, new domestic franchise agreements have a term of ten years.
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
Our Corcoran franchise business utilizes a tiered royalty fee model under which franchisees pay us a percentage of their gross commission income as a royalty fee. The royalty fee percentage is generally set at an initial rate of 6% and decreases in steps during each calendar year to a minimum of 4% as the franchisee’s gross commission income reaches certain levels. Similarly, our Coldwell Banker® residential franchise business began offering a tiered royalty fee model in 2021, under which the royalty fee percentage is generally set at an initial rate of 5.5% and decreases in steps during the calendar year to a minimum of 3% as the franchisee’s gross commission income reaches certain levels. Under this tiered royalty fee model, we reserve the right to annually modify or increase the gross commission income levels, subject to certain limitations. Franchisees on the tiered royalty fee model are generally not eligible for volume incentives.

Other incentives may be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements. Under certain circumstances, we extend conversion notes or other note-backed funding which we provide to eligible franchisees for the purpose of providing an incentive to join the brand, to renew their franchise agreements, or to facilitate their growth opportunities. Growth opportunities include the expansion of franchisees' existing businesses by opening additional offices, through the consolidation of operations of other franchisees, as well as through the acquisition of independent sales agents and offices operated by independent brokerages. Franchisees may also use the proceeds from note-backed funding to update marketing materials or upgrade technology and websites. The notes are not funded until appropriate credit checks and other due diligence matters are completed, and the business is opened and operating under one of our brands. Upon satisfaction of certain revenue performance-based thresholds, the notes are forgiven ratably generally over the term of the franchise agreement. If the revenue performance thresholds are not met or the franchise agreement terminates, franchisees may be required to repay a portion of the outstanding notes.
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
In addition to offices owned and operated by our third-party franchisees, as of December 31, 2023, we, through Owned Brokerage Group, own and operate approximately 620 offices under the Coldwell Banker®, Sotheby's International Realty® and Corcoran® brand names. The domestic royalty revenue from Owned Brokerage Group is calculated by multiplying (i) homesale sides by (ii) average sale price by (iii) average brokerage commission rate by (iv) their contractual royalty rate. Owned Brokerage Group pays intercompany royalty fees of approximately 6% and marketing fees to Franchise Group in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. Owned Brokerage Group does not participate in volume incentive or other incentive programs.
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
Operations—Other
Cartus® Relocation Services. Cartus, a provider of global relocation services, offers a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for employee and employer. The wide range of services we offer allow our clients to outsource their entire relocation programs to us. Our broad array of services include, but are not limited to, homesale assistance, relocation policy counseling and group move management services, expense processing and relocation-related accounting, and visa and immigration support. We also arrange household goods moving services and provide support for all aspects of moving a transferee's household goods.
We primarily offer corporate clients employee relocation services, including 38% of the Fortune 50 companies in 2023. As of December 31, 2023, the top 25 relocation clients had an average tenure of approximately 22 years with us. Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client ceases or reduces volume under its contract, we will be compensated for all services performed up to the time that volume ceases and reimbursed for all expenses incurred.
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
Lead Generation. Through the Leads Group, a part of Franchise Group, we seek to provide high-quality leads to independent sales agents, through real estate benefit programs that provide home-buying and selling assistance to customers of lenders, organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Anywhere. Our real estate benefit program revenues are highly concentrated, with one client-directed real estate benefit program contributing a substantial majority of the high-quality leads generated through our lead generation programs, and our client-directed programs are non-exclusive and terminable at any time at the option of the client. We also maintain Company-driven real estate benefit programs and additional leads may be generated via other strategic initiatives, including through consumer-focused products and services we may develop or offer. We expect that significant time, effort and meaningful investment will be required to increase awareness of, and participation in, programs, partnerships or products and services that are intended to aid in lead generation.
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
As of December 31, 2023, we had approximately 620 company owned brokerage offices and approximately 56,700 independent sales agents working with these company owned offices. Of those offices, we operated approximately 88% of our offices under the Coldwell Banker® brand name, approximately 7% of our offices under the Sotheby's International Realty® brand name and approximately 5% of our offices under the Corcoran® brand name.
We intend to continue to seek to increase the productivity of company owned brokerage offices, including by optimizing efficiencies, streamlining transactional processes and centralizing back office operations. We will continue to work with office managers to attract and retain independent sales agents who can successfully engage and promote transactions from new and existing clients. From time to time, we may also execute strategic acquisitions. Following the completion of an acquisition, we tend to consolidate the newly acquired operations with our existing operations to reduce or eliminate duplicative costs and to leverage our existing infrastructure to support newly affiliated independent sales agents.
Operations—Brokerage
Our company owned real estate brokerage business derives revenue primarily from gross commission income received for serving as the broker at the closing of real estate transactions. For the year ended December 31, 2023, our average homesale broker commission rate was 2.42%, which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. Owned Brokerage Group, as a franchisee of Franchise Group, pays marketing fees and a royalty fee of approximately 6% of the gross commission income earned per real estate transaction to Franchise Group; however, such amounts are eliminated in consolidation. Owned Brokerage Group paid marketing fees and royalties to Franchise Group of $315 million and $373 million for the years ended December 31, 2023 and 2022, respectively.
The remainder of gross commission income is split between the broker (Owned Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement (which specifies the portion of the broker commission to be paid to the agent), which varies by agent.
In addition, as a full-service real estate brokerage company, we promote the complementary services offered through our other segments, including title, escrow and settlement, mortgage origination, homeowners insurance and relocation services. We believe we provide integrated services that enhance the customer experience.
When we assist the seller in a real estate transaction, independent sales agents generally provide the seller with an array of services, which may include developing a direct marketing plan for the property, assisting the seller in pricing the property and preparing it for sale, listing it on multiple listing services, advertising the property (including on websites), showing the property to prospective buyers, assisting the seller in sale negotiations, and assisting the seller in preparing for closing the transaction. When we assist the buyer in a real estate transaction, independent sales agents generally help the buyer in locating specific properties that meet the buyer's personal and financial specifications, show properties to the buyer, and assist the buyer in negotiating (where permissible) and preparing for closing the transaction. In addition, Owned Brokerage Group has relationships with developers in select major cities (in particular New York City) to provide marketing and brokerage services in new developments.

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
Operations
Title Agency Services; Title, Escrow and Settlement Services. We are licensed as a title agent in 43 states and Washington, D.C., and have physical locations in 25 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2023, we had approximately 361 offices, approximately 140 of which are co-located within one of our company owned brokerage offices. In addition to our own title, escrow and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.
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
Our company owned brokerage operations are the principal source of our title, escrow and settlement services business for homesale transactions. Many of our offices have subleased space from and are co-located within our company owned brokerage offices. In 2023, our title, escrow and settlement services business was involved in approximately 40,000 transactions related to Owned Brokerage Group. The capture rate of our title, escrow and settlement services business from buyers or sellers represented by our company owned brokerages was approximately 31% in 2023. Other sources of our title, escrow and settlement services homesale business include Franchise Group, Leads Group, home builders and unaffiliated brokerage operations.
Virtually all lenders require their borrowers to obtain title insurance policies at the time mortgage loans are made on real property. The terms and conditions upon which the real property will be insured are determined in accordance with the standard policies and procedures of the title underwriter. When our title agencies sell title insurance, the title search (searching for and retrieving all public records concerning the property and its owners) may be performed by the title agent, an underwriter or contracted to a third party while the examination function (inspecting all such public records for any defects in the chain of title) is always performed by the agent. The title agent and underwriter split the premium. The amount of such premium "split" is generally determined by agreement between the agency and underwriter and, in some states, is promulgated by state law. We derive revenue through fees charged in real estate transactions for rendering the services described above, fees charged for escrow and closing services, and a percentage of the title premium on each title insurance policy sold.
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

Joint Ventures.
Mortgage Origination. Guaranteed Rate Affinity, our mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate"), began doing business in August 2017. Guaranteed Rate Affinity originates mortgage loans, including both purchase and refinancing transactions, to be sold in the secondary market. Guaranteed Rate Affinity originates and markets its mortgage lending services to real estate agents across the country (including to independent sales agents affiliated with our company owned and franchised brokerages) and relocation companies (including our relocation operations) as well as a broad consumer audience.
Many of Guaranteed Rate Affinity’s offices have subleased space from and are co-located within our company owned brokerage offices. Our company owned brokerage operations represented approximately half of Guaranteed Rate Affinity's purchase transactions, as well as approximately half of Guaranteed Rate Affinity’s mortgage origination business for the year ended December 31, 2023.
Under the Operating Agreement (the "GRA Agreement") between a subsidiary of Title Group and a subsidiary of Guaranteed Rate (the "GRA Member"), we own 49.9% of the home mortgage joint venture and Guaranteed Rate indirectly owns the remaining 50.1%. Under the GRA Agreement, Guaranteed Rate Affinity is to distribute to each of the Company and Guaranteed Rate the distributable net income based on each member's ownership interest percentage following the close of each quarter. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture. Guaranteed Rate Affinity is licensed to conduct mortgage operations in 50 states and Washington, D.C.
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
Title Insurance Underwriter Joint Venture. In March 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Title Group reportable segment) in exchange for cash and a minority equity stake in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). The Company owns a 25% equity interest and other joint venture partners own a majority equity stake in the joint venture in the form of preferred units that carry liquidation preference rights. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture.
Products, Technology and Marketing
Products and Technology—Agents. Core to our integrated business strategy is our ability to provide independent sales agents at company owned and franchised brokerages with compelling data and technology-powered products and services to make them more productive and their businesses more profitable.
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
We continue to develop product and marketing capabilities designed to support the continuous creation and delivery of both our proprietary tools and third-party products to affiliated independent sales agents in order to deliver a more comprehensive platform experience. Our technology platform is designed to offer affiliated independent sales agents and brokers seamless access to both proprietary tools and third-party products, enabling choice among such agents and brokers to leverage the mix of tools that best serve their needs. In 2021 we began rolling out the MoxiWorks® product suite to company owned and franchised brokerages and their affiliated independent sales agents. The MoxiWorks® product suite includes solutions for business productivity, marketing, recruiting and agent and broker websites and leverages our technology platform to provide an integrated experience leveraging our proprietary tools, including Leads Engine, a product that enables lead routing to affiliated independent sales agents.
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
The need for, and adoption of, digital and virtual products and services that facilitate a remote home buying and selling experience continues to accelerate. Our brands and businesses have access to a range of tools to assist consumers with virtual staging, virtual open houses, and remote online notarization for title, escrow and settlement closings.
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

Marketing programs are executed using a variety of media including, but not limited to, social media, advertising, direct marketing and internet advertising.
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
Education
Each real estate brand provides franchisees access to learning, development, and continuing education materials for use in connection with their real estate sales businesses. Use of such materials by affiliated brokers and independent sales agents is voluntary and discretionary. Independent sales agents affiliated with a company owned brokerage must complete onboarding training and compliance training related to fair housing (in addition to their state licensing fair housing obligations).
Human Capital Resources
Employees. Our employees are critical to the success of our business strategy. Our team includes a broad range of professionals, given the breadth of services offered by our three business segments and Corporate. The wide array of skills, experience and industry knowledge of our key employees significantly benefits our operations and performance.
At December 31, 2023, we had approximately 7,965 full-time employees and 125 part-time employees. At December 31, 2023, approximately 600 of our employees were located outside of the U.S., almost all of whom were employed by Cartus (a part of Anywhere Brands).
None of our employees are represented by a union. Employment relationships in Brazil (where we had fewer than 10 employees at December 31, 2023) are governed by rules set forth under collective bargaining agreements.
Engagement. To assess and improve employee retention and engagement, we annually survey employees with the assistance of third-party consultants and implement actions to address areas of employee feedback. In 2023, we achieved an 88% engagement score and an 84% response rate.
Training. All employees are required to participate in annual training programs designed to address subjects of key importance to our business, including the Company’s Code of Ethics. Nearly 100% of active employees in each of the past three years have completed our annual Code of Ethics training. Code of Ethics training in 2023 covered topics such as promoting an ethical culture, reporting conflicts of interest, and compliance with RESPA. Other mandatory training in 2023 included Global Information Security and Dignity and Respect in the Workplace. In 2022, employees were provided training on valuing diversity, given the critical nature of this topic to our business. In 2022, employees were also required to complete a training module focused on the U.S. Fair Housing Act. The U.S. Fair Housing Act online module, as well as in-person training sessions related to local fair housing laws, are also made available to independent sales agents affiliated with our company owned and franchise brokerages. We have also made our Fair Housing training available on a customized basis to diversity industry partners, including the National Association of Hispanic Real Estate Professionals, Asian Real Estate Association of America, National Association of Minority Mortgage Professionals, and LGBTQ+ Real Estate Alliance. Biennial anti-harassment training is delivered to all U.S.-based employees and more frequently based on position or where required by law. Select groups of employees also receive Preventing Global Modern Slavery training and Unfair, Deceptive, or Abusive Acts or Practices training, and additional mandatory training courses are delivered based upon the employee position or local requirements. Our learning and development platform offers employees additional resources to continue to grow professionally, including access to on-demand training through LinkedIn Learning and tools for career management.

Health & Safety. The protection of the health and safety of our employees is a Company priority. Throughout the COVID-19 crisis we worked to comply with state and local regulators to ensure safe working conditions for our employees. In 2022, we completed the transformation of our corporate headquarters to an open-plan innovation hub, which streamlined our headquarters footprint to a single floor designed to welcome approximately 200 employees each day, instead of the approximately 1,000 employees designated to static spaces as in a traditional office. At December 31, 2023, approximately half of our employees worked remotely on a full-time basis; other employees, in particular consumer-facing employees at our company-owned brokerages, were operating in an office-based environment; while other employees remained on a hybrid model.
Culture. Since our inception, Anywhere has focused on creating a workplace that attracts and retains diverse talent and fostering inclusion through employee and business resource groups across the enterprise. Employee Resource Groups (“ERGs”) promote an inclusive culture throughout the organization. At December 31, 2023, we had eight active ERGs—Asian and Pacific Islander Alliance, ACE (African American and Caribbean), ONEVOZ (Hispanic & Latino), NextGen, REALDisabilities, RealPride, SERVICE (Veterans) and Women's—across the Company.
Independent Sales Agents. As noted elsewhere in this Annual Report, the successful recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of our company owned brokerage operations. Additional information about the base of independent sales agents affiliated with company owned brokerages as well as franchisees is located in this Item 1. under "Anywhere Brands—Franchise Group—Overview—Franchise Business."
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
We and affiliated franchisees compete for consumer business as well as for independent sales agents with national and regional independent real estate brokerages and franchisors, discount and limited service brokerages, non-traditional market participants, and with franchisees of our brands. Our largest national competitors in this industry include, but are not limited to, HomeServices of America (a Berkshire Hathaway affiliate), Howard Hanna Holdings, EXP Realty (a subsidiary of eXp World Holdings, Inc.), Compass, Inc., Redfin Corporation, Weichert Realtors and @properties as well as several large franchisors, including RE/MAX International, Inc., Keller Williams Realty, Inc. and HSF Affiliates LLC (operates Berkshire Hathaway HomeServices and Real Living Real Estate). We and affiliated franchisees also compete with leading listing aggregators, such as Zillow, Inc. and Realtor.com® (a listing aggregator held by News Corp.) as well as Homes.com (a listing aggregator held by CoStar Group, Inc.). In addition, we and affiliated franchisees compete for consumer business with several iBuyers, including Opendoor and Offerpad.
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

We believe that a variety of factors in recent years have negatively impacted the recruitment and retention of independent sales agents in the industry generally and have increasingly impacted our recruitment and retention of top producing agents and put upward pressure on the average share of commissions paid to affiliated independent sales agents. Such factors include increasing competition, increasing levels of commissions paid to agents (including up-front payments and equity), changes in the spending patterns of independent sales agents (as more agents purchase services from third parties outside of their affiliated broker), a heightening focus on leads or business opportunities generated for the independent sales agent from the brokerage, differentiation in the bundling of agent services or industry offerings (including virtual brokerages or other brokerages that offer the sales agent fewer services, but a higher percentage of commission income, or other compensation, such as marketing funds and sign-on or equity awards), and the growth in independent sales agent teams. Competition comes from newer models as well, including brokerages that provide certain services to agents and agent teams, but with branding focused on the name of the agent or agent team, rather than the brokerage brand.
Commission Plan Competition Among Real Estate Brokerages. Some of the firms competing for sales agents use different commission plans, which may be appealing to certain sales agents. There are several different commission plan variations that have been historically utilized by real estate brokerages to compensate their independent sales agents. One of the most common variations has been the traditional graduated commission model where the independent sales agent receives a percentage of the brokerage commission that increases as the independent sales agent increases his or her volume of homesale transactions, and the brokerage frequently provides independent sales agents with a broad set of support offerings and promotion of properties. Other common plans include a desk rental (sometimes referred to as a 100% commission plan), a fixed transaction fee commission plan, and a capped commission plan. A capped commission plan generally blends aspects of the traditional graduated commission model with the 100% commission plan. Although less common, some real estate brokerages employ their sales agents, and in such instances, employee agents may earn smaller brokerage commissions in exchange for other employee benefits or bonuses. Most brokerages focus primarily on one type of commission plan, though some may offer one or more commission plan variations to their sales agents.
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
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, virtual brokerage and other brokerages that offer the sales agent fewer services, but a higher percentage of commission income, known in the industry as a higher "split" (or other compensation, such as sign-on or equity awards), directly compete with traditional brokerage models and may dilute the relationship between the brokerage and the agent and add additional competitive pressure for independent sales agent talent. We believe certain alternative transaction models, such as iBuying and home swap models (and related models that help buyers compete as cash buyers), charge significant fees to purchase homes and are less reliant on brokerages and sales agents, which could have a negative impact on such brokerages and agents as well as on the average homesale broker commission rate. These models also look to capture ancillary real estate services such as title and mortgage services and referral fees. Changes to industry rules and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of independent sales agents, including for sale by owner transactions.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions including, but not limited to, setting up competing brokerages and/or expanding their offerings to include products (such as agent tools) and services that are a part of or ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us, charging significant referral, listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry. Such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with affiliated franchisees and such franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes.
Franchise Competition. According to NAR, approximately 39% of individual brokers and independent sales agents are affiliated with a franchisor. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value that the franchisor provides to enhance the franchisee's ability to grow its business and improve the recruitment, retention and productivity of its independent sales agents. The value provided by a franchisor encompasses many different aspects including the quality of the brand, tools, technology, marketing and other services, the availability of financing provided to the franchisees, and the fees the franchisees must pay. Franchisee fees can be structured in numerous ways and can include volume and other incentives, flat royalty and marketing fees, capped royalty fees, and discounted royalty and marketing fees. Taking into account competitive factors, we have and may continue, from time to time, to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms.
Relocation Operations. Competition in our corporate relocation operations is based on capabilities, price and quality. We compete primarily with global outsourced and regional relocation service providers in the corporate relocation operations. The larger outsourced relocation service providers that we compete with include SIRVA BGRS Worldwide, Inc., Weichert Relocation Resources, Inc., Aires and Graebel Companies, Inc. Competition is expected to continue to intensify as an increasingly higher percentage of relocation clients reduce their global relocation benefits and related spend.
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
From time to time, certain industry practices have come under federal or state scrutiny or have been the subject of litigation. The industry is currently experiencing increased scrutiny by regulators and other government offices, both on a federal and state level. Four of the more active areas in our industry have been antitrust and competition, compliance with RESPA (and similar state statutes), compliance with the Telephone Consumer Protection Act ("TCPA") (and similar state statutes) and worker classification. Other examples include, but are not limited to, consumer protection, mortgage lending and debt collection laws, federal and state fair housing laws, various broker fiduciary duties, false or fraudulent claims laws, and state laws limiting or prohibiting inducements, cash rebates, environmental regulation and gifts to consumers.
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
In July 2021, the Department of Justice (“DOJ”) filed a notice of withdrawal of consent to its November 2020 proposed consent decree with NAR to settle a civil lawsuit in which the DOJ alleged that NAR established and enforced illegal restraints on competition in the real estate industry. The DOJ also filed to voluntarily dismiss the civil lawsuit without prejudice in July 2021, stating in a concurrently filed press release that “[t]he department determined that the [November 2020] settlement will not adequately protect the department’s rights to investigate other conduct by NAR that could impact competition in the real estate market…” The DOJ further noted in its press release that it “is taking this action to permit a broader investigation of NAR’s rules and conduct to proceed without restriction.” In connection with the foregoing, the DOJ issued a new and comprehensive civil investigative demand, or CID, that renewed demands related to the prior investigation, and also sought new categories of materials. In January 2023, the U.S. District Court for the D.C. District granted NAR's petition to set aside the new CID. DOJ appealed, and after the appeal was fully briefed by the parties, oral argument on the appeal was held before the D.C. Circuit Court of Appeals in December 2023. On February 15, 2024, the DOJ filed, in the Nosalek action described in Note 15, "Commitments and Contingencies—Litigation" to our Consolidated Financial Statements included elsewhere in this Annual Report, a statement of interest with its position on the proposed amended settlement, including its potential continuing anti-competitive effects. To the extent that the courts permit DOJ to resume or commence new investigations, we would expect DOJ would continue to focus on the manner in which broker commissions are communicated, negotiated and paid, including potentially significant restrictions or bans on offers of compensation by the seller or listing agent to the buy-side agent, and other rules, such as the clear cooperation policy, which is a NAR-mandated policy that requires a listing broker to submit a listing to the MLS for cooperation with other MLS participants within one business day of marketing a property to the public. Similarly, there have been and there may be other litigation and investigations concerning industry rules and practices.
In addition to the announcements by the DOJ, statements and actions by the Federal Trade Commission (“FTC”) and the executive branch have been focused on increasing competition enforcement across industries. For example, an Executive

Order issued by the White House in July 2021 identified areas of interest for further investigation—including real estate brokerage and listings. In January 2023, the FTC proposed a rule that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-complete clauses. Additional action has been taken by the FTC, including its rescission of its generally applicable 2015 antitrust enforcement principles policy statement in July 2021 and its withdrawal of the 2020 Vertical Merger Guidelines in September 2021. In December 2023, DOJ and FTC announced the substantially revised merger guidelines, which are much broader and will result in more potential transactions being subject to regulatory review.
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
Multiple Listing Services Rules. MLSs, NAR and respective state realtor associations each maintain rules, policies, data licenses, and terms of service, that specify, among other things, how MLS data and listings may be accessed, used, and displayed on websites and mobile applications. The rules of each MLS can vary widely and are complex and also include provisions on the display, offer and negotiation of commissions. Changes in the rules and policies of NAR and the MLSs can also be driven by changes in membership, including the entry of new industry participants, as well as other industry forces including those discussed under the "Legal and Regulatory Environment" heading in this section.
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
RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between title underwriters and their agents, among real estate brokers, real estate brokers and agents and market-based fees for the provision of goods or services, including marketing services. In addition, RESPA allows for the operation of affiliated business arrangements, including joint ventures, when specific requirements have been met. We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA. However, RESPA compliance may become a greater challenge under certain administrations, including the current administration, for most industry participants offering settlement services, including mortgage companies, title companies and brokerages, because of expansive interpretations of RESPA or similar state statutes by certain courts and regulators. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes. Some regulators and other parties have advanced novel and stringent interpretations of RESPA including assertions that any provision of a thing of value in a separate but contemporaneous transaction with a referral constitutes a breach of RESPA on the basis that all things of value exchanged should be deemed in exchange for the referral. Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees.
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
For example, in worker classification litigation involving real estate agents at a competing brokerage, the New Jersey Supreme Court recently remanded a case that had applied a strict classification test to a wage and hour case. The New Jersey Supreme Court recognized that a 2022 New Jersey legislative amendment clarified that an earlier 2018 amendment to the Brokerage Act affecting worker classification claims related to real estate agents should be applied retroactively. On remand, the New Jersey Appellate Division held that the strict test did not apply when determining classification of real estate agents, and that such determination applied retroactively based on the 2022 legislative amendment. The ruling notwithstanding, the Appellate Division did not dismiss the case due to remaining factual determinations to be made and declined to opine on the appropriate test to be applied when determining classification of real estate agents. Both parties filed appeals to the New Jersey Supreme Court on the grounds that the Appellate Division’s decision did not provide an answer as to how to determine the classification of real estate agents. The plaintiff in that case argued that a strict ABC test applies, while the competing brokerage argued that the 2022 New Jersey legislative amendment clarifying the earlier 2018 amendment is dispositive. The case was argued before the New Jersey Supreme Court in November 2023 and a decision is pending. Also, there have been several challenges to the constitutionality and enforceability of a California worker classification statute adopted in 2019 as it applies to other industries, which if found unconstitutional, could have the effect of eliminating that statute's less restrictive test applicable to real estate professionals in California. We continue to monitor these matters as well as related federal and state developments.
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
The CCPA imposes comprehensive requirements on organizations that collect, sell and disclose personal information about California residents and employees. In November 2020, California passed Proposition 24, establishing the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023. The CPRA provides further requirements that will impact our businesses’ compliance efforts and operational risks as the CPRA differentiates “personal information” and “sensitive information,” expands the term “sale” to include sharing of personal information, and imposes data minimization and data retention requirements. The CPRA also established a new California Privacy Protection Agency, which is intended to take a more active role in enforcement of the law. In 2023, a number of additional states enacted their own privacy legislation which will become effective over the next 18-24 months, more than doubling the number of states requiring businesses to comply with privacy obligations and the number of individuals who will have privacy rights with respect to their personal information.
Under the NYDFS cybersecurity regulation, regulated financial institutions, including Title Group, are required to establish and attest to a detailed cybersecurity program. Other state regulatory agencies have or are expected to enact similar requirements following the adoption of the Insurance Data Security Model Law by the National Association of Insurance Commissioners that is consistent with the New York regulation.
Internationally, the European Union’s General Data Protection Regulation ("GDPR") has conferred significant privacy rights on individuals (including employees and independent agents) and materially increased penalties for violations. In 2020, the Court of Justice of the European Union invalidated the E.U.-U.S. Privacy Shield, one of the methods for transfers of personal data into the U.S. As a result, companies may have to rely on standard contractual clauses, or binding corporate rules for the transfer of personal data while awaiting further guidance or regulation. In 2021, the European Commission issued an implementing decision regarding the use of Standard Contractual Clauses. In 2023, the European Commission

adopted its adequacy decision for the EU-US Data Privacy Framework. Other countries have also recently expanded on their data privacy laws and regulations.
For additional information with respect to our cybersecurity risk management strategy and governance framework, see "Item 1C.—Cybersecurity." for additional information with respect to the cybersecurity-related risks facing our business, see "Item 1A. Risk Factors" in this Annual Report, in particular under the caption "Cybersecurity incidents could disrupt business operations and result in the loss of critical and confidential information or litigation or claims arising from such incidents, any of which could have a material adverse effect on our reputation and results of operations."
The Telephone Consumer Protection Act. The TCPA restricts certain types of telemarketing calls and text messaging, and the use of automatic telephone dialing systems and artificial or prerecorded voice messages. The TCPA also established a national Do-Not-Call registry. The TCPA defines autodialing broadly and requires express written consent for certain communications to cellphones. Certain states have also adopted, or may in the future adopt, state equivalents of the TCPA. We are vulnerable to claims made by class action consumers alleging that we are liable for contacts made by franchisees and/or independent contractor real estate agents.
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
Our company owned and franchised brokerages (and independent sales agents affiliated with such brokerages) are also required to comply with state and local laws related to dual agency (such as where the same brokerage represents both the buyer and seller of a home), and increased regulation of dual agency representation may restrict or reduce the ability of impacted brokerages to participate in certain real estate transactions.
Anti-Discrimination Laws. Our company owned and franchised brokerages, and agents affiliated with such brokerages, as well as our other businesses are subject to federal and state housing laws that generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. For example, the Fair Housing Act, its state and local law counterparts, and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, all prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status, disability, and, in some states or locales, financial capability, sexual orientation, gender identity, military status, or source of income. The DOJ, through the Fair Housing Testing Program, utilizes individuals who, without any bona fide intent to rent or purchase housing or enter into a mortgage loan, pose as prospective renters, buyers or borrower for the purpose of determining whether businesses are engaging in potentially unlawful housing discrimination under the Fair Housing Act. Certain states or locales, such as New York, have or are in the process of expanding their laws.
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
Environmental Regulation. As we do not own any real property of significance, we are not currently materially impacted by environmental regulations. However, in recent years, an increasing number of state and federal laws and regulations have been enacted or proposed that require certain disclosures related to climate change, including, for example, the Climate Corporate Data Accountability Act (CCDAA) and the Climate-Related Financial Risk Act (CRFRA)—together, the California Climate Accountability Package—enacted by California in the fourth quarter of 2023, which would require us to disclose greenhouse gas emissions and climate-related risks by 2026.

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
The residential real estate market tends to be cyclical and typically is affected by changes in general economic and residential real estate conditions which are beyond our control. The significant declines experienced in the U.S. residential real estate market since mid-2022 have materially negatively impacted our financial results. If the residential real estate market does not improve or worsens, our business, financial condition and liquidity may be materially adversely affected, including our ability to access capital and grow our business, invest in strategic initiatives, reduce indebtedness, return capital to stockholders and motivate, attract and retain our employees.
Any of the following factors related to the real estate industry could negatively impact the housing market and have a material adverse effect on our business by causing a lack of improvement or a decline in the number of homesales and/or stagnant or declining home prices, which in turn, could adversely affect our revenues and profitability:
•prolonged periods of a high mortgage rate environment;
•high rates of inflation;
•a reduction in the affordability of homes, including but not limited to rising or high mortgage rates, the impact of increasing home prices and wage increases not keeping pace with inflation;
•declines in consumer demand;
•homeowners retaining their homes for longer periods of time as a result of the high mortgage rate environment, resulting in inventory shortages in new and existing housing;
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
•an increase in foreclosure activity;
•legislative or regulatory changes (including changes in regulatory interpretations or enforcement practices) that would adversely impact the residential real estate market, including changes relating to the brokerage commission structure and RESPA;
•federal, state and/or local income tax changes and other tax reform affecting real estate and/or real estate transactions;
•decelerated or lack of building of new housing for homesales or increased building of new rental properties;
•irregular timing of new development closings leading to lower unit sales at Owned Brokerage Group; and
•a decline in home ownership levels in the U.S., including as a result of:
◦lack of affordability;
◦increased expenses associated with home ownership, including rising insurance costs that may result from more frequent and severe natural disasters and inclement weather;
◦changing attitudes towards home ownership, particularly among potential first-time homebuyers who may delay, or decide not to, purchase a home;
◦limits on the proclivity of home owners to purchase an alternative home; or
◦changes in preferences to rent versus purchase a home.

Adverse developments in general business and economic conditions could have a material adverse effect on our financial condition and our results of operations.
Our business and operations and those of our franchisees are sensitive to general business and economic conditions in the U.S. and worldwide. Contraction in the U.S. economy, including the impact of recessions, slow economic growth, or a deterioration in other economic factors such as potential consumer, business or governmental defaults or delinquencies, could have a material adverse impact on our business, financial condition and results of operations. A deterioration in economic factors that particularly impact the residential real estate market and the business segments in which we operate, whether broadly or by geography and price segments, have and could continue to have an adverse effect on our results of operations and financial results, which may be material. These factors include, but are not limited to: short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, rate of wage growth, consumer confidence, rate of economic growth or contraction, U.S. fiscal policy (including government spending and tax reform) and related matters (such as debt ceiling negotiations), and the general condition of the U.S. and the world economy.
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
A host of factors beyond our control could cause fluctuations in these conditions, including the political environment, U.S. immigration policies, disruptions in a major geoeconomic region (such as Russia's invasion of Ukraine and the conflict in the Middle East), changes in equity or commodity markets, acts or threats of war or terrorism or sustained pervasive civil unrest, other geopolitical or economic instability or pandemics and natural disasters (such as the COVID-19 crisis) which could result in market instability, supply chain disruptions and affect the global or US economy, and any of the factors above could have a material adverse effect on our business, financial condition and results of operations.
Increasing mortgage rates have resulted, and may continue to result, in declines in homesale transactions as well as declines in title, mortgage and refinancing activity.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the U.S. Federal Reserve Board. These policies regulate the supply of money and credit in the U.S. and impact the real estate market through their effect on interest rates (and mortgage rates) as well as the cost of our interest-bearing liabilities. The U.S. Federal Reserve Board took aggressive action intended to control inflation in 2022 and 2023, including raising the target federal funds rate and reducing its holdings of mortgage-backed securities. Rising interest rates generally contribute to rising mortgage rates, which can lead to declines in residential real estate homesale transaction volume (as evidenced by the significant volume declines in the past two years), or to homebuilders discontinuing or delaying new projects, which could further contribute to inventory constraints and to inventory shortages as homeowners retain their homes for longer periods due to high mortgage rates.
The rising interest rate environment has negatively impacted and, until the interest rate environment improves, is expected to continue to negatively impact multiple aspects of our business, as increases in mortgage rates (as well as prolonged periods of high mortgage rates) generally have an adverse impact on homesale transaction volume, housing affordability, and title, mortgage and refinancing volumes. We believe the high mortgage rate environment is a key contributor to declines in residential real estate homesale transaction volume, as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home and potential home buyers choose to rent rather than pay higher mortgage rates. If existing homesale transactions continue to be at depressed levels or decline further (due to the high mortgage rate environment or otherwise), we would also expect to continue to experience decreased title, mortgage origination and refinancing activity.
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

Meaningful decreases in average homesale brokerage commission rate, including as a result of industry structure changes, have and could continue to negatively affect, or could increasingly negatively affect, our financial results.
Industry structure changes that disrupt the functioning of the residential real estate market, particularly with respect to the manner in which broker commissions are communicated, negotiated and paid, could materially adversely affect our operations and financial results. In connection with pending litigation, and in particular, injunctive relief that may result from such litigation, there may be significant changes in current practices, such as significant restrictions or bans on offers of compensation by the seller or listing agent to the buy-side agent, could result in meaningful decreases in the average broker commission rate, in the average buy-side commission rate or in the share of commission income received by us and our franchisees. Industry structure changes could also include a reduction in the percentage of home buyers or home sellers using an agent or broker in their homesale transactions. Such industry changes could materially adversely impact the financial results of the Company as well as other industry participants, including meaningful decreases in the average broker commission rate, the average buy-side commission rate or the share of commission income received by us and our franchisees. Such industry structure changes could arise from litigation and injunctive relief, regulatory or governmental actions, market forces, changing competitive dynamics or consumer preferences, locally or industry-wide. Other industry structure changes could include, among others, the manner in which listings are displayed, how homes for sale are shown to potential buyers, how leads are shared with independent sales agents, how homesale transactions are packaged or bundled with financing or other products or services, and a reduction in the reliance on traditional brokers and agents, for example, with homeowners increasingly listing and selling, or buyers increasingly buying searching and purchasing homes, without contracting with traditional real estate brokerages for services. In addition, through our subsidiaries, employees and/or affiliated agents, we are a participant in many MLSs and a member-owner of certain non-NAR controlled MLSs. Our affiliated agents may be members of NAR and respective state realtor associations. Changes to the rules and policies of these organizations may arise due to shifts in internal policy, including as a result of membership changes and the entry of new industry participants, regulatory developments, or litigation or other legal or governmental enforcement action, and such changes may also impact industry structure (see the risk factor captioned “—Industry structure changes that prohibit, restrict or adversely alter policies, practices, rules or regulations governing the functioning of the residential real estate market could materially adversely affect our operations and financial results”).
There are a variety of other factors that could contribute to declines in the average homesale broker commission rate, including the rise of certain competitive brokerage or non-traditional competitor models, an increase in the popularity of discount brokers or other utilization of flat fees, rebates or lower commission rates on transactions as well as other competitive factors. Average homesale price and geographic mix have and could continue to contribute to declines in the average homesale broker commission rate, as higher priced homes tend to have a lower broker commission rate.
The average homesale broker commission rate for a homesale transaction is a key determinant of our profitability in our Brokerage Group and Franchise Group. Meaningful reductions in the average broker commission rate could materially adversely affect our revenues, earnings and financial results.
Continued erosion of our share of homesale brokerage commissions has and could continue to negatively affect, or could increasingly negatively affect, our financial results.
In addition to decreases in average homesale broker commission rates, continued erosion of our share of such homesale brokerage commission income (commonly referred to as our 'split' as homesale brokerage commissions are split between the broker (Owned Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement), as a result of industry structure changes or otherwise, could continue to negatively affect our profitability.
Intense industry competition for agents combined with our strategic emphasis on the recruitment and retention of independent sales agents has placed and is expected to continue to place upward pressure on our agent commission expense. This trend has negatively impacted and could continue to negatively impact our profitability. Other market factors, including, but not limited to, competitors with access to outside capital that pursue increases in market share over profitability, models that operate at lower margins, including virtual brokerages and brokerages that operate in a more virtual fashion or reduced cost platforms, and listing aggregator concentration, market power and expansion into new ancillary products and services and leveraging their market power to channel consumers into those products and services, are expected to further erode our share of homesale brokerage commission income.
If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned residential brokerages could continue to be adversely affected.
Our franchisees face similar risks and continued downward pressure on the share of homesale brokerage commission income retained by our franchisees (and not split with the independent sales agents) could negatively impact our franchisees' view of our value proposition. As a result, we may fail to attract new franchisees, expiring franchisees may not renew their agreements with us, or we may be required to offer reduced royalty fee or increased incentive arrangements to new and existing franchisees, all of which have occurred from time to time, and any of which could result in a further reduction in royalty or other fees paid to us.
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
Strategic and Operational Risks
Our ability to generate revenue and grow earnings is significantly dependent upon our and our franchisees' ability to attract and retain productive independent sales agents and on our ability to attract and retain franchisees.
If we and our franchisees, as applicable, are unable to successfully maintain and grow the base of productive independent sales agents, independent sales agent teams, and other agent-facing talent at our company owned and franchisee brokerages (or if we or they fail to replace departing successful sales agents with similarly productive sales agents) or if we are unable to grow our base of franchisees, we may be unable to maintain or grow revenues or earnings and our results of operations may be materially adversely affected.
A variety of factors impact our ability to attract and retain independent sales agents and franchisees, including but not limited to, intense competition from other brokerages as well as companies employing technologies or alternative models intended to disrupt historical real estate brokerage models, such as home swap models and other corporate-to-consumer models that minimize the role of agents; our ability to develop and deliver compelling products and services to independent sales agents and franchisees; our ability to generate high-quality leads to independent sales agents and franchisees; and our ability to adopt and implement commission plans (or pricing model structures) that are attractive to such agents (or such franchisees). Industry structure changes that reduce the percentage of home buyers or home sellers using an agent or broker in their homesale transactions or change the broker commission structure, which could arise from litigation and injunctive relief, regulatory or governmental actions, market forces, changing competitive dynamics or consumer preferences, locally or industry-wide, could also reduce the overall number of independent sales agents in the industry and further increase competition for productive independent sales agents.
Our franchisees face the same challenges with respect to productive sales agent recruitment and retention as well as other market pressures generally facing the industry (such as margin compression). When a franchisee is unable to maintain or grow their affiliated sales agent base, the homesale transaction volume generated by such franchisee is more likely to decline. Such declines have and could continue to result in a decline in our royalty revenues, which could be material. In addition, franchisees have and may continue to seek lower royalty rates or higher incentives from us to moderate market pressures. Such pressures also induce certain franchisees to exit our franchisee system from time to time. If franchisees, in particular multiple larger franchisees, fail to renew their franchise agreements (or otherwise leave our franchise system), or if we induce franchisees to renew these agreements through lower royalty rates or higher incentives (as we have done from time to time), then our royalty revenues may decrease, and profitability may be lower than in the past.

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
A key component of our long-term strategy is focused on providing affiliated independent sales agents and franchisees with high-quality leads. We expect that significant time and effort and meaningful investment will be required to increase awareness of, and consumer participation in, partner programs or products and services that are intended to aid in lead generation. Even if we are successful in these efforts, such partner programs or products may not generate a meaningful number of high-quality leads, which could negatively impact our ability to recruit and retain independent sales agents and attract and retain new franchisees and could materially adversely affect our revenues and profitability, including as a result of the loss of downstream revenues at our franchise, brokerage and title businesses as well as our minority-owned mortgage origination and title insurance underwriter joint ventures. In addition, our lead generation business is highly regulated, subject to complex federal and state laws (including RESPA and similar state laws as well as state laws limiting or prohibiting inducements, cash rebates and gifts to consumers), and subject to changing economic and political influences as well as industry structure changes. A change in such laws, a more restrictive interpretations of such laws by administrative, legislative or other governmental bodies, or industry structure changes that may result in leads being less valuable could have a material adverse effect on this business.

We may be unable to achieve or maintain cost savings and other benefits from our cost-saving initiatives, including simplifying and modernizing our business.
We continue to engage in business optimization and cost-saving initiatives that focus on maximizing the efficiency and effectiveness of the cost structure of each of the Company's businesses. These actions are designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. We may not be able to achieve these improvements in the efficiency and effectiveness of our operations or cost structure and, even if achieved, any cost-savings realized may not be sufficient to offset ongoing inflationary pressures, including those related to employees and leases, or to offset continued pressure from the increasing share of homesale brokerage commission income paid to affiliated independent sales agents or other changes in industry structure. In connection with our implementation of cost-savings, simplification and modernization initiatives we may experience disruptions in our business, including with respect to agent and franchisee recruitment and retention efforts and the diversion of a significant amount of management and employee time and focus. We also may incur greater costs than currently anticipated to achieve these savings and we may not be able to maintain these cost savings and other benefits in the future. Failure to improve the efficiency and effectiveness of our cost structure could have a material adverse effect on our competitive position (including with respect to the recruitment and retention of franchisees and production independent sales agents), business, financial condition, results of operations and cash flows.
Our company-owned brokerage operations are subject to geographic and high-end real estate market risks, which could adversely affect our revenues and profitability.
Owned Brokerage Group operates real estate brokerage offices located in and around large U.S. metropolitan areas where competition for independent sales agents and independent sales agent teams is particularly intense. Local and regional economic conditions in these locations at times differ materially from prevailing conditions in other parts of the country. For the year ended December 31, 2023, Owned Brokerage Group realized approximately 22% of its revenues from California, 21% from the New York metropolitan area and 14% from Florida, which in the aggregate totals approximately 57% of its revenues. Downturns in the residential real estate market or economic conditions that are concentrated in these regions, or in other geographic concentration areas for us, result in declines in Owned Brokerage Group's total gross commission income and profitability that are disproportionate to the downturn experienced throughout the U.S. In addition, given the significant geographic overlap of our title, escrow and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations generally have a disproportionate adverse effect on our title, escrow and settlement services business and mortgage origination joint venture as well. These factors have negatively impacted, and could continue to negatively impact, our financial results and such impact could have a material adverse effect on our financial position.
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
The businesses in which we, our joint ventures, and our franchisees operate are intensely competitive and we may not be able to effectively compete.
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
We expect this highly competitive environment to continue and, accordingly, we and our affiliated franchisees may fail to attract and retain independent sales agents if we are unable to compete in a profitable and effective manner with a combination of continuously improved value propositions and/or commission plans that appeal to a broad base of independent sales agents.
If we or our franchisees fail to attract and retain productive independent sales agents or we or they fail to replace departing successful independent sales agents with similarly productive independent sales agents, the gross commission income generated by our company owned brokerages and franchises may decrease, which may have a material adverse impact on our business and financial results.
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
Some of these models may have less exposure to risks related to the continued rise of the sales agent's share of commission income generated by homesale transactions, as they are less reliant on agent services, or may operate under a lower cost structure, such as virtual or discount brokerages. Changes to industry rules and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of sales agents, including for sale by owner transactions.
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
Aggregators could expand their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry including, but not limited to:
•setting up competing brokerages and/or businesses, which could include the capture of property listings, directing referrals to agents and brokers that share revenue with them, or the recruitment of agents or franchisees;
•continuing to expand their offerings to include products (including agent tools) and services that are a part of or ancillary to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us;
•bundling their listing services with such ancillary offerings;
•broadening and/or increasing fees for their programs that charge brokerages and/or their affiliated sales agents fees including, referral, listing, display, advertising and related fees or introducing new fees for new or existing services;
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
Franchise Group receives revenue in the form of royalties, which are based on a percentage of gross commission income earned by our franchisees. Accordingly, the financial results of Franchise Group are dependent upon the operational and financial success of our franchisees, in particular with respect to our largest franchisees. If industry trends or economic conditions worsen or do not improve or if one or more of our top performing franchisees become less competitive or leave our franchise system, Franchise Group's financial results may worsen and our royalty revenues may decline, which could have a material adverse effect on our revenues and profitability. In addition, from time to time, we have had to increase our bad debt and note reserves, including with respect to the conversion notes or other note-backed funding we extend to eligible franchisees, which are forgiven ratably generally over the term of the franchise agreement upon satisfaction of certain revenue performance-based thresholds. We may also have to terminate franchisees due to non-payment. Moreover, the ownership model for some larger franchisees has shifted to control by private investor groups that are more likely to have a higher proportion of debt and may have different priorities than historic franchisee owners, which increases franchisee liquidity, termination and non-renewal risks and the risk that we may have to impair some or all of the conversion notes we have extended or may extend to these franchisees, which could materially adversely affect our financial results.
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
Our franchisees (other than our company owned brokerages) are independent business operators and we do not exercise control over their day-to-day operations. Our franchisees may not successfully operate a real estate brokerage business in a manner consistent with industry standards or may not affiliate with effective independent sales agents or employees. If our franchisees or their independent sales agents were to engage in negligent or intentional misconduct or provide diminished quality of service to customers, our image and reputation may suffer materially, which could adversely affect our results of operations. Negligent or improper actions involving our franchisees or master franchisees, including regarding their relationships with independent sales agents, clients and employees, have led, and may in the future also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability which, if determined adversely, could increase costs, negatively impact the business prospects of our franchisees and subject us to incremental liability for their actions.
Additionally, franchisees and their independent sales agents (including those handling properties for our relocation operations) may engage or be accused of engaging in unlawful or tortious acts or failing to make necessary disclosures under federal and state law. Such acts or the accusation of such acts could harm our brands' image, reputation and goodwill or compromise our relocation operations' relationships with clients. In addition, for certain types of claims, such as claims under antitrust laws, the sales of our franchisees are included in the calculation of liability and can materially increase the magnitude of the potential liability we may face in such actions.

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
A reduction in the global spending on relocation services, including the amount that employers are willing to allocate for employee relocation, as well as a cessation or reduction in the volume of business generated from multiple significant relocation clients or a loss of our largest real estate benefit program client could adversely affect our revenues and profitability.
Many of the general residential housing trends impacting our businesses that derive revenue from homesales also impact our relocation services business. Additionally, global corporate spending on relocation services has continued to shift to lower cost relocation benefits as corporate clients engage in cost reduction initiatives and/or restructuring programs, and employment relocation trends shift, including an increasing trend of flat rate moving allowances. As a result of a shift in the mix of services and number of services being delivered per move as well as volume declines, our relocation operations have been subject to an increasingly competitive pricing environment and lower average revenue per relocation, which negatively impacts the operating results of our relocation operations. In addition, the greater acceptance of remote work arrangements and shifts toward flat rate moving allowances could negatively impact relocation volumes.
Contracts with our real estate benefit program and relocation clients are generally terminable at any time at the option of the client, do not require such client to maintain any level of business with us and are non-exclusive. Our real estate benefit program revenues are highly concentrated. If our largest real estate benefit program client or multiple significant relocation clients cease or reduce volume under their contracts with us, whether as a result of market shifts, public controversies which negatively impact such clients, or otherwise, our revenues (including downstream revenue at Franchise, Owned Brokerage and Title Groups) and profitability have been and may in the future be materially adversely affected.
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
Moreover, the real estate industry is actively targeted by cyber-attacker attempts to conduct electronic fraudulent activity directed at participants in real estate services transactions. These attacks, when successful, can result in fraud, including wire fraud related to the diversion of home sale transaction funds, or other harm, which could result in significant claims and reputational damage to us, our brands, franchisees, and independent sales agents and could also result in material increases in our operational costs. Further, these threats to our business may be wholly or partially beyond our control as our franchisees as well as our customers, franchisee and company owned brokerage independent sales agents and their customers, joint venture partners and third-party service providers may use e-mail, computers, smartphones and other devices and systems that are outside of our security control environment. In addition, real estate transactions involve the transmission of funds by the buyers and sellers of real estate, and consumers or other service providers selected by the consumer may be the subject of direct cyber-attacks that result in the fraudulent diversion of funds, notwithstanding efforts we have taken to educate consumers with respect to these risks.
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
We engage with third-party vendors and partners in a variety of ways, ranging from strategic collaborations and joint ventures and product development to running key internal operational processes and critical client systems. In many instances, these third parties are in direct contact with our customers in order to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third parties may be in possession of personal information of our customers or employees. In other instances, these third parties may play a critical role in developing products and services central to our business strategy. For example, we have partnered with a strategic third party to provide our product suite to affiliated agents, brokerages and franchisees, and these products form an important part of our value proposition to such parties. In addition, we have engaged with another strategic third-party partner on key software development projects and have other strategic projects in place with other third parties. Our third-party vendors and partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay our projects, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.
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
We may not be successful in our artificial intelligence initiatives, which could adversely affect our business and operating results.
In an effort to increase efficiency, improve quality, improve agent and customer experience and decrease risk, we are utilizing innovative technologies, processes and techniques, including AI, in internal business processes and in our products and services.
Our future success depends, in part, on our ability to develop products and services that anticipate and respond effectively to the threat and opportunity presented by developments in technology, including technologies based on AI, machine learning, generative AI and large language models. If we are unable to effectively utilize these technologies in our products and services, it could adversely affect our value proposition to affiliated agents and franchisees, the productivity of independent sales agents, our appeal to consumers, or our ability to capture increased economics associated with homesale transactions, which in turn could adversely affect our competitive position, business, financial condition and results of operations.
We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, which could negatively impact our cost saving initiatives, including streamlining and modernizing our business. Failure to improve the efficiency and effectiveness of our cost structure could have a material adverse effect on our competitive position (including with respect to the recruitment and retention of production independent sales agents and franchisees), business, financial condition, results of operations and cash flows.
Finally, AI technologies are complex and rapidly evolving, and we face an evolving regulatory landscape. These initiatives may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, or other complications, including those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; information security vulnerabilities; and failure to meet customer expectations, among others. Moreover, AI may give rise to litigation risk, including potential intellectual property or privacy liability. Any of these factors may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues.
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
There are inherent risks to joint ventures, including execution risks that could arise if our strategic priorities do not align with those of our partners. There can be no assurance that such ventures (or products offered by such ventures) will be successful or will operate as intended. Our current or future joint venture partners may make decisions which may harm the joint venture or are contrary to our best interests, including by pursuing opportunities outside of the joint venture. Our joint ventures generally are not exclusive and our joint venture partners could expand existing relationships with competitors or pursue relationships with other competitors to our detriment.
Additionally, even when we hold a minority interest in a joint venture, improper actions by the joint venture or our joint venture partners may also lead to direct claims against us based on theories of vicarious liability, negligence, joint operations and joint employer liability, which, if determined adversely, could increase costs, negatively impact our reputation and subject us to liability for their actions.
Each of our existing joint ventures faces risks specific to their business as well, including regulatory changes, litigation consumer trends and preferences and other market conditions. For example, our mortgage origination joint venture has been materially adversely affected by increases in mortgage interest rates, high levels of competition, decreases in operating margins and lower gain-on-sale margins.
In addition, our joint ventures or our joint venture partners could face operational or liquidity risks due to market downturns or other factors such as litigation or regulatory investigations that may arise. Any of the foregoing could have an adverse impact, which may be material, on our earnings and dividends from the applicable joint venture or our results of operations.
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
We are significantly encumbered by our debt obligations. As of December 31, 2023, our total debt, excluding our securitization obligations, was $2,567 million (without giving effect to outstanding letters of credit). As a result, a substantial portion of our cash flows from operations must be dedicated to the payment of interest on our indebtedness and mandatory debt amortization and is therefore not available for other purposes, including our operations, capital expenditures, technology, discretionary principal debt repayment or open market debt repurchases, share repurchases, dividends or future business opportunities. Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations. In addition, a portion of our interest expense arises from variable interest rate debt, and such expenses may significantly increase if interest rates increase. Risks associated with our debt obligations are heightened during industry downturns or broader recessions that decrease our revenues, earnings and cash flows from operations.
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
•it may cause us to be more vulnerable to periods of negative or slow growth in the general economy or in our business, or may cause us to be unable to invest in strategic initiatives that are important to our growth; and
•it may limit our ability to motivate, attract and retain key personnel.
A material decline in our ability to generate EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement governing the Senior Secured Credit Facility, could result in our failure to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility (including the Revolving Credit Facility) and Term Loan A Facility, which would result in an event of default if we fail to remedy or avoid a default as permitted under the applicable debt arrangement.
Our debt risk may also be increased as a result of competitive pressures or industry structure changes that reduce margins and free cash flow. If our EBITDA calculated on a Pro Forma Basis were to decline and/or we were to incur additional first lien senior secured debt (including borrowings under the Revolving Credit Facility), our ability to borrow the full capacity under the Revolving Credit Facility (without refinancing secured debt into unsecured debt) could be limited as we must maintain compliance with the senior secured leverage ratio under the Senior Secured Credit Agreement. Any inability to borrow sufficient funds to operate our business could have a material adverse impact on our business, results of operations and liquidity.
Restrictive covenants under our Senior Secured Credit Facility, Term Loan A Facility, and indentures governing the Unsecured Notes and 7.00% Senior Secured Second Lien Notes may limit the manner in which we operate.
Our Senior Secured Credit Facility, Term Loan A Facility, and the indentures governing the Unsecured Notes and 7.00% Senior Secured Second Lien Notes contain, and any future indebtedness we may incur may contain, various negative covenants that restrict our ability to, among other things:
•incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock;
•pay dividends or make distributions to our stockholders;
•repurchase or redeem capital stock;
•make investments or acquisitions;
•receive dividends or other payment from certain of our subsidiaries;
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
If we are unable to comply with the senior secured leverage ratio covenant under the Senior Secured Credit Facility or Term Loan A Facility due to a material decline in our ability to generate EBITDA calculated on a Pro Forma Basis (as defined in the Senior Secured Credit Agreement) or otherwise or if we are unable to comply with other restrictive covenants under those agreements or the indentures governing our Unsecured Notes and 7.00% Senior Secured Second Lien Notes and we fail to remedy or avoid a default as permitted under the applicable debt arrangement, there would be an "event of default" under such arrangement.
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
We have substantial indebtedness and we may not be able to refinance or restructure any such debt on terms as favorable as those of currently outstanding debt, or at all.
We consistently evaluate potential refinancing and financing transactions with respect to our debt, including restructuring our debt or repaying or refinancing certain tranches of our indebtedness and extending maturities, among other potential alternatives. There can be no assurance as to which, if any, of these alternatives we may pursue as the choice of any alternative will depend upon numerous factors such as market conditions, our financial performance and the limitations and 'most favored nation' provisions applicable to such transactions under our existing financing agreements and the consents we may need to obtain under the relevant documents. The high-yield market may not be accessible to companies with our debt profile, and such or other financing alternatives may not be available to us on commercially reasonable terms, terms that are acceptable to us, or at all. Any future indebtedness may impose various additional restrictions and covenants on us which could limit our ability to respond to market conditions, to make capital investments or to take advantage of business opportunities. Refinancing or restructuring debt at a higher cost would affect our operating results. We could also issue public or private placements of our common stock or preferred stock or convertible notes, any of which could, among other things, dilute our current stockholders and materially and adversely affect the market price of our common stock.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to refinance or restructure our debt or obtain additional debt financing in the future.
Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade (including downgrades in 2023), suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) as well as any actual or anticipated placement on negative outlook by a rating agency could make it more difficult or more expensive for us to refinance or restructure our debt or obtain additional debt financing in the future.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
At December 31, 2023, $491 million of our borrowings under our Revolving Credit Facility and Term Loan A Facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.
We may be unable to continue to securitize certain of the relocation assets of Cartus, which may adversely impact our liquidity.
At December 31, 2023, $115 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of Cartus under one lending facility. We have provided a performance guaranty which guarantees the obligations of Cartus and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities. The securitization markets have experienced, and may again experience, significant disruptions, which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties, unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. In addition, litigation and other legal matters, including class action lawsuits and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle.
Insurance coverage may be unavailable for certain types of claims (including antitrust and TCPA litigation) and even where available, insurance carriers may dispute coverage for various reasons (including the cost of defense). Additionally, there is a deductible for each such case and such insurance may not be sufficient to cover the losses the Company incurs.
Likewise, we cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of other litigation and proceedings that have been or may be filed by or against us or against affiliated independent sales agents or franchisees or our joint ventures, and adverse developments and outcomes may materially harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to:
•antitrust and anti-competition claims;
•TCPA claims;
•claims alleging violations of RESPA, state consumer fraud statutes, federal consumer protection statutes or other state real estate law violations;
•employment law claims, including claims challenging the classification of independent sales agents as independent contractors as well as joint employer, wage and hour claims, retaliation claims and claims regarding non-competition, non-solicitation and restrictive covenants;
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
As further described in Note 15, Anywhere and other industry participants are also currently named in class actions and other legal actions that challenge residential real estate industry rules and practices for seller payment of buyer-broker commissions. While we have entered into, and received preliminary court approval of, a nationwide settlement of sell-side antitrust class action litigation, there can be no assurance we will receive final approval of such settlement. In addition, the buy-side antitrust case filed against us remains outstanding and there can be no assurance we will reach a satisfactory outcome or settlement in that action.
Adverse decisions in litigation or regulatory actions against companies unrelated to us or the real estate industry at large could impact our business practices and those of our franchisees in a manner that adversely impacts our financial condition and results of operations.
In general, we and other industry participants have seen an overall increase in significant litigation and regulatory scrutiny, and adverse outcomes and injunctive relief against industry participants, including industry associations and trade groups, could have a material adverse impact on us. Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate or relocation industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation or investigations for the Company. Examples may include RESPA, worker classification, or antitrust and anti-competition claims, among others. For example, as further described in Note 15, we have entered into a nationwide settlement in the Burnett antitrust class action litigation (which settlement remains subject to final court approval). While that action is currently stayed with respect to Anywhere, judgment was entered against the non-settling defendants on November 1, 2023, and, in addition to the significant monetary damages awarded to the plaintiffs from the non-settling defendants (including several corporate defendants and NAR), the judge may also order injunctive relief that is broader than the Anywhere Settlement, but which could adversely affect Anywhere to the extent the broader injunctive relief prohibits, restricts or alters existing industry policies, practices or conduct. There are also many other pending actions challenging the same practices, the outcomes of which could also adversely affect the manner in which the industry functions. Similarly, the Company may be impacted by litigation and other claims against companies in other industries, including litigation involving worker classification. To the extent plaintiffs are successful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships and/or practices, either of which could materially and adversely impact our financial condition and results of operations.
Industry structure changes that prohibit, restrict or adversely alter policies, practices, rules or regulations governing the functioning of the residential real estate market could materially adversely affect our operations and financial results.
As described more fully below and "Item 1.—Business—Government and Other Regulations", we operate in a highly regulated industry. In addition, from time to time, certain industry practices have come under federal or state scrutiny or have been the subject of litigation. We cannot assure you that changes in legislation, regulations, interpretations or regulatory guidance, enforcement priorities, litigation or the rules and policies of NAR and/or any MLSs will not result in additional limitations or restrictions on our business or otherwise adversely affect us.
The industry is currently experiencing increased scrutiny by regulators and other government offices, both on a federal and state level, with particular focus on antitrust and competition. There can be no assurance that policy, regulatory or governmental actions, or any resulting changes to competitive dynamics or consumer preferences, either alone or in combination with pending litigation, will not materially adversely impact the structure of the industry, including by changing the broker commission structure including potentially significant restrictions on the offer, negotiation or payment of compensation by the seller or listing agents to buy-side agents, and further, there can be no assurance that such changes will not materially adversely impact the financial results of the Company and/or other industry participants, including through meaningful decreases in the average broker commission rate, the average buy-side commission rate or the share of commission income received by us and our franchisees.
There can be no assurances as to whether the DOJ or FTC, their state counterparts, state or federal courts, or other federal, state or local governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry or are otherwise proscribed. Any such determination could result in industry investigations, enforcement actions, changes in legislation, regulations, interpretations or regulatory guidance or other legislative or regulatory action or other actions, any of which could have the potential to result in additional limitations or restrictions on our business, cause material disruption to our business, result in judgments, settlements, penalties or fines (which may be material), or otherwise adversely affect us.
Moreover, we believe certain industry participants, including listing aggregators and participants pursuing non-traditional methods of marketing real estate, are pursuing changes to MLS and NAR rules and legal regulations that are intended to benefit their competitive position to the disadvantage of traditional real estate brokerage models. Such changes to MLS or NAR rules and regulations could reduce the barriers to entry for alternative solutions available to homebuyers, home sellers, and real estate agents, which could increase the overall pace of innovation in homesale transactions (for example, home auctions which are more common in certain markets outside the U.S.).
Meaningful changes in industry operations or structure (including meaningful decreases in the average broker commission rate, the average buy-side commission rate or the share of commission income received by us and our franchisees or potentially significant restrictions on the offer, negotiation or payment of compensation by the seller or listing agents to buy-side agents) as a result of any of the foregoing or as the result of other governmental pressures, changes to competitive dynamics or consumer preferences (including changes that result in a reduction in the percentage of home buyers or home sellers using an agent or broker in their homesale transactions), the introduction or growth of certain competitive models, or otherwise could have a material adverse effect on our operations, revenues, earnings and financial results.
Our businesses and the businesses of our joint ventures and affiliated franchisees are highly regulated and any failure to comply with such regulations or any changes in such regulations or in the interpretations or enforcement of such regulations could adversely affect our business.
All of our businesses and the businesses of our joint ventures as well as the businesses of our franchisees are highly regulated and subject to shifts in public policy, statutory interpretation and enforcement priorities of regulators and other government authorities as well as amendments to existing regulations and regulatory guidance and change to MLS and/or NAR rules and policies. We must comply with numerous laws and regulations both domestically and abroad. See "Item 1.—Business—Government and Other Regulations" in this Annual Report for additional information concerning laws and regulations impacting our business, including antitrust, competition and bribery laws, RESPA, worker classification and the TCPA, among others.
Each of our businesses could be adversely affected by current laws, regulations or interpretations, and more restrictive laws, regulations or interpretations could increase responsibilities and duties to customers and franchisees and other parties and make compliance more difficult or expensive. A change in current laws could adversely affect our business. In addition, any adverse changes in regulatory interpretations, rules and laws that would place additional limitations or restrictions on affiliated transactions could have the effect of limiting or restricting collaboration among our businesses. We cannot assure you that future changes in legislation, regulations or interpretations will not adversely affect our business operations.
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
Although the legal relationship between residential real estate brokers and licensed sales agents throughout most of the real estate industry historically has been that of independent contractor, newer rules and interpretations of state and federal employment laws and regulations, including those governing employee classification and wage and hour regulations in our and other industries, may impact industry practices, our company owned brokerage operations, and our affiliated franchisees by seeking to reclassify licensed sales agents as employees. For example, in January 2024, the Department of Labor released its final rule revising its interpretation of who qualifies as an independent contractor under the Fair Labor Standards Act. Certain jurisdictions have adopted or are considering adopting standards that are significantly more restrictive than those historically used in wage and hour cases, which could have a material adverse effect on our business and results of operations. See "Item 1.—Business—Government and Other Regulations" in this Annual Report for additional information.
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
Our trademarks, trade names, domain names and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Also, third parties may own rights in similar trademarks. Any unauthorized or improper use of our intellectual property by third parties, including current or formerly affiliated franchisees or independent sales agents, could reduce our competitive advantages or otherwise harm our business and brands. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights. From time to time, we may update intellectual property used in our business (such as our name change to Anywhere Real Estate Inc. in 2022), which creates transition and increased expense.
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
A significant portion of our assets consists of goodwill and other long-lived assets, the carrying value of which may be reduced if we determine that those assets are impaired. If actual results differ from the assumptions and estimates used in the goodwill and long-lived asset valuation calculations (due to the risks reflected in this Annual Report or otherwise), we could incur impairment charges in the past (including as related to management's estimates with respect to the potential impact of the ongoing housing market downturn on our business), which would negatively impact our earnings. We have recognized significant non-cash impairment charges and we may be required to take additional such charges in the future, which may be material.
We could be subject to significant losses if banks do not honor our escrow and trust deposits.
Our company owned brokerage business and our title, escrow and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $564 million at December 31, 2023. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.
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
Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, our ability to develop the skills and talent of our workforce and our ability to recruit, retain and motivate top talent. Talent management has been and continues to be a strategic priority and our ability to recruit and retain our executive officers and key employees, including those with significant experience in the residential real estate market, is subject to numerous factors, including the compensation and benefits we pay. Our recruitment and retention efforts may be hindered by present or future restructurings or cost savings initiatives. The ongoing downturn in the real estate market and the uncertainties surrounding changes to industry structure due to litigation and/or regulatory action may restrict our ability to offer competitive compensation which, in addition to the broader uncertainty and potential downsides in the broader real estate market, could hinder our recruitment and retention efforts or make it more difficult to motivate our existing employees. The increasing prevalence of virtual and remote-work arrangements adds additional competition for critical talent. Additionally, recent actions by various states as well as the FTC that, if enacted, would prohibit employers from entering into non-compete clauses with workers and require employers to rescind existing non-compete clauses, could have an adverse impact on our business. If we are unable to internally develop or hire skilled executives and other critical positions, successfully plan for succession of employees holding key management positions, or if we encounter challenges associated with change management or the competitiveness of compensation actually realized by our executive officers and other key employees, our ability to continue to execute or evolve our strategy may be impaired and our business may be adversely affected.
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
The occurrence of a severe weather event or natural or man-made disaster can reduce the level and quality of home inventory and negatively impact the demand for homes in affected areas, which can disrupt local or regional real estate markets, delay the closing of homesale transactions and have an unfavorable impact on home prices, homesale transaction volume, relocation transactions, and title closing units. These effects may be compounded when the taxes or insurance costs associated with homeownership in the affected area are higher than average or the cost of such insurance materially increases in connect with the increasing frequency and severity of weather events or other disasters.
In addition, we could incur damage, which may be significant, to our office locations as a result of severe weather events or natural disasters, and our insurance may not be adequate to cover such losses. The impact of climate change, such as more frequent and severe weather events and/or long-term shifts in climate patterns, exacerbates these risks. Likewise, our business and operating results could suffer as the result of other catastrophic events, including public health crises, such as pandemics and epidemics. For example, the COVID-19 crisis contributed to material reductions in relocation volume and significant homesale transaction volume volatility in 2021.
Increasing governmental regulation and scrutiny from investors, customers and regulators with respect to corporate sustainability practices and reporting may impose additional costs on us or expose us to reputational or other risks.
There is an increasing focus from certain investors, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (ESG) factors. In recent years, an increasing number of state and federal laws and regulations have been enacted or proposed that deal with the effect of climate change on the environment, including expanding mandatory and voluntary reporting, diligence, and disclosure on topics such as climate change, human capital, labor and risk oversight, which could expand the nature, scope, and complexity of matters that we are required to control, assess and report. For example, in the fourth quarter of 2023, California enacted the Climate Corporate Data Accountability Act (CCDAA), and the Climate-Related Financial Risk Act (CRFRA) – together, the California Climate Accountability Package, which is the first U.S. law to require certain companies with California operations to disclose greenhouse gas emissions and climate-related risks. Existing and proposed ESG-related regulations may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
In addition, we publish certain information about our ESG initiatives and we may face increased scrutiny related to these activities, including if we fail to achieve progress in these areas on a timely basis, if at all. We could also be criticized for the scope of such initiatives or goals.
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
•changes in earnings estimates by securities analysts covering our stock or if securities analysts cease publishing or publish unfavorable research about our business;
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
Item 1C.    Cybersecurity
The Board and management believe that cybersecurity is vital to protecting proprietary and confidential information, company operations and maintaining the trust of our customers, agents, franchisees, and employees. The Company has a cybersecurity risk management strategy and a governance framework to assess, identify and manage material risks from cybersecurity threats. As discussed below, the Company utilizes both internal and external resources as part of its cybersecurity program.
Risk Management and Strategy
Anywhere views its cybersecurity strategy through a multi-pronged lens encompassing prevention, detection and response to ensure holistic coverage of the program and our environments.
Prevention. Our cybersecurity program starts with prevention, which includes risk assessment and identification and utilizing that information to design an effective layer of controls as a baseline.

Our cybersecurity program includes robust risk assessment and identification processes that are aligned with our overall enterprise risk management (ERM) program. As part of the annual integrated risk assessment process, the cybersecurity team works with ERM, internal audit and our legal compliance function to assess and identify cybersecurity and related risks to our business. These risks are then included, as appropriate, in the updated ERM profile, and with top risks being addressed in the cybersecurity yearly plan. As part of that process, we utilize both internal and third-party resources to identify risks. In addition, Internal Audit regularly conducts operational audits of the cybersecurity processes.
In evaluating the risks posed by third parties, our cybersecurity program also includes a dedicated function for Third Party Risk Management, that oversees the identification and mitigation of risk associated with outsourcing to third party vendors and service providers, particularly focused on vendors who process personal information, intellectual property, or other sensitive information.
Finally, with regard to compliance risk, we utilize third party firms to help us determine compliance with industry standards and regulations. We also maintain a Data Privacy Steering Committee, which is a group of internal legal, risk and IT professionals, to assist management with fulfilling applicable data privacy regulations.
In order to protect our assets, we utilize a multi-layer defense strategy to control who logs on to our network and uses our computers and other devices. We have enforced multi-factor authentication, implemented firewalls, and deployed a VPN alternative solution that delivers a zero trust model for access to our network and resources. We also protect our data through our use of security software, which is regularly updated, encryption of sensitive data, both at rest and in transit, and by conducting regular data backups. We have formal policies for safely disposing of electronic files and old devices and we train all employees annually on cybersecurity and their crucial role in protecting the Company’s assets.
Detection. Our cybersecurity program includes robust tools and processes designed to detect breaches and other cybersecurity incidents as well as unauthorized access and unusual network activity. We utilize a security operations program with 24/7 monitoring by both internal and third parties that includes a variety of detection tools. We also utilize backstop detection and preventative measures, like malware detection.
Response. Our Cyber Security Incident Response Plan (the “Response Plan”) provides the methodology used by the Company to identify and respond to cyber security incidents. The Response Plan serves as a guide to facilitate a consistent and systematic response to cyber security incidents and is designed to (a) prevent or minimize disruption of critical information systems; (b) minimize loss or theft of sensitive information and/or funds; (c) quickly and efficiently remediate, report (including any public or internal company communications or required reporting) and recover from cyber security incidents; and (d) provide a centralized enterprise investigations process. The Response Plan also provides for incorporating lessons learned after an event to prevent future breaches of the same nature.
We utilize internal and external resources to evaluate the effectiveness and maturity of our cybersecurity program. We conduct regular penetration and vulnerability testing. We conduct annual tabletop exercises to test and iterate our Response Plan, while also providing training for the Response Plan working group. In addition, we conduct compliance training and regular phishing assessments for our employees.
To date, we have not experienced any cybersecurity incidents that have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. The cybersecurity risks that could materially affect Anywhere, including our business strategy, results of operations, or financial condition, are set forth in “Item 1A.—Risk Factors”.
Governance
Effective risk management is critical to Anywhere’s ability to achieve its strategy. The Board oversees management in exercising its responsibility for managing risk, considering our framework of policies, procedures, and processes to anticipate, identify, assess, prioritize, and mitigate risks across the Company.
Our Audit Committee shares oversight responsibility with the full Board for our information security and technology risks, including cybersecurity. Anywhere’s Chief Information Security Officer (CISO) reports to the Audit Committee on a quarterly basis and once a year to the full Board on the cybersecurity program, including the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Two Audit Committee members have significant business experience with respect to cybersecurity risks, namely the chair of the committee, who oversaw information security and data privacy as an Enterprise Risk Officer of a Fortune 500 publicly-traded company and a member who is the Chief Product Data, Analytics and Technology Officer of a Fortune 500 publicly-traded company.
While the Board and the committees oversee our risk management, our CEO and other members of senior management (including the Risk Management Committee) are primarily responsible for day-to-day risk management analysis and mitigation and report to the full Board or the relevant committee regarding risk management. We believe this division of responsibility is the most effective approach for addressing our risk management.
Our CISO leads a dedicated internal Global Information Security (“GIS”) team that is responsible for leading enterprise-wide information cybersecurity strategy, policy, standards, architecture, and processes, all of which are designed to prevent, detect and respond to information security threats, as further described in “—Cybersecurity Strategy” above. The CISO’s experience includes more than 20 years in the security and fraud profession in multiple high-risk industries, including the critical infrastructure sector, and encompasses various cybersecurity leadership roles and almost seven years as a CISO. She is a Certified Information Systems Security Professional (CISSP) and has a Master’s Degree in Information Systems Management.
In support of the GIS team, the CISO leads the Information Security Steering Committee, a group of internal security leadership positions that ensure alignment between the company’s information security program and company objectives.
Overseeing enterprise-wide risk management is our Risk Management Committee, chaired by our General Counsel and comprised of key members of our executive management team, including the CISO. The Risk Management Committee meets regularly and plays a core role in the identification, monitoring, mitigation, and management of the risks the Company faces and oversees our enterprise risk management framework, including cybersecurity and data protection/privacy.
Through this dynamic risk assessment and governance process, the Risk Management Committee and Board consistently evaluate the risk environment and adjust the Company's risk profile, including cybersecurity and data privacy risks, and focus as needed to respond to industry and macroeconomic changes and to protect the Company.
Item 2.    Properties.
Substantially all of our properties are leased commercial space; we do not own any real property of significance. From December 31, 2022 to December 31, 2023, we decreased our leased-office footprint from approximately 5 million square feet to approximately 4.3 million square feet, of which as of December 31, 2023, approximately 0.5 million square feet are impaired or restructured.
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
Other Owned Brokerage Group. As of December 31, 2023, Owned Brokerage Group leased approximately 3.4 million square feet of domestic office space under approximately 835 leases. As of December 31, 2023, Owned Brokerage Group leased 39 facilities serving as local administration, training facilities or storage, and approximately 620 brokerage sales offices under 796 leases. These sales offices are generally located in shopping centers and small office parks, typically with lease terms of one to five years. Included in the 3.4 million square feet is approximately 0.3 million square feet of vacant and/or subleased space, principally relating to brokerage sales office consolidations.
Title Group. Our title agency business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in August 2026. As of December 31, 2023, this business also had leased regional and branch offices in 25 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.

Item 3.    Legal Proceedings.
See Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in this Annual Report for additional information on the Company's legal proceedings. The Company disputes the allegations against it in each of the captioned matters set forth in Note 15, believes it has substantial defenses against plaintiffs’ claims and is vigorously defending these actions (though the courts have stayed its defense in the Burnett and Moehrl cases as part of the settlement of those cases described in Note 15).
See "Item 1.—Business—Government and Other Regulations" in this Annual Report for additional information on important legal and regulatory matters that impact our business, including a summary of the current legal and regulatory environment.
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community (such as in the areas of worker classification and antitrust and competition, among others) and may generate litigation or investigations for the Company. See "Item 1A.—Risk Factors," and "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional disclosure regarding potential industry structure changes.
Item 4.    Mine Safety Disclosures.
None.
Information about our Executive Officers
The following provides information regarding individuals who served as executive officers of Anywhere Group and Anywhere at February 15, 2024. Our executive officers also serve as officers or directors of certain of our other subsidiaries or minority-owned joint ventures. The age of each individual indicated below is as of February 15, 2024.
Ryan M. Schneider, 54, has served as our Chief Executive Officer and President since December 31, 2017 and as a director since October 20, 2017. From October 23, 2017 until his appointment as our CEO and President, Mr. Schneider served as the Company’s President and Chief Operating Officer. Prior to joining the Company, Mr. Schneider served as President, Card of Capital One Financial Corporation (“Capital One”), a financial holding company, from December 2007 to November 2016 where he was responsible for all of Capital One’s consumer and small business credit card lines of business in the United States, the United Kingdom and Canada. Mr. Schneider held a variety of other positions within Capital One from December 2001 to December 2007, including Executive Vice President and President, Auto Finance and Executive Vice President, U.S. Card. From November 2016 until April 2017, he served as Senior Advisor to Capital One. Under the terms of his employment agreement, Mr. Schneider serves as a member of the Board of Anywhere. He is also a member of the Board of Directors of Elevance Health, Inc.
Donald J. Casey, 62, has served as President and Chief Executive Officer of Anywhere Integrated Services LLC since April 2002. In December 2022, he assumed responsibility for certain operational, agent service delivery and consumer experience aspects of the Company’s owned brokerage and title operations to the extent related to Coldwell Banker company owned brokerages and, in January 2023, he assumed leadership of Cartus. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
Timothy B. Gustavson, 55, has served as our Chief Accounting Officer, Controller and Senior Vice President since March 2015. In addition to this role, from November 2018 to March 2019, Mr. Gustavson served as our Interim Chief Financial Officer and Treasurer. From 2008 until March 2015, he served as our Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined the Company in 2006 as Vice President of External Reporting and prior to joining the Company, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
Melissa K. McSherry, 51, has served as our Executive Vice President, Chief Operating Officer since February 2022. Prior to joining the Company, Ms. McSherry served as Senior Vice President, Global Head of Risk and Identity Solutions at Visa, Inc., a multinational financial services corporation, from 2016 to February 2022. While at Visa, Ms. McSherry led a

cross functional team of approximately 500 persons that spanned product, engineering, sales, data science, client success, operations, and product marketing, among others. From 2014 to 2016, Ms. McSherry founded and served as the Chief Executive Officer of Firinne, advising CEOs, owners, and boards on strategy and execution. Ms. McSherry also served at Capital One Financial Corporation from 2002 until 2014, most recently in the role of Senior Vice President, Card Partnerships from 2010 until 2014. Ms. McSherry has announced her decision to step down from her role, effective February 26, 2024, and will serve as a strategic advisor to the Company until April 1, 2024.
Tanya Reu-Narvaez, 47, has served as our Executive Vice President, Chief People Officer since January 2021, having previously served as our Senior Vice President, Human Resources since 2018, where she oversaw the team responsible for supporting Owned Brokerage Group and Franchise Group. From 2009 to 2018, she served as Senior Vice President of Human Resources for the Company’s corporate and franchise group divisions. Ms. Reu-Narvaez joined Cendant Corporation in 2002, where she last held the role of Vice President of Human Resources before joining the Company in 2006 at the time of its spin-off from Cendant in the same role. She is a member and former Chair of the Corporate Board of Governors of the National Association of Hispanic Real Estate Professionals (NAHREP).
Charlotte Simonelli, 52, has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2019. Immediately prior to joining the Company, Ms. Simonelli was employed by Johnson & Johnson as Vice President and Chief Financial Officer, Medical Devices from September 2017 and, prior thereto, as Vice President and Chief Financial Officer, Enterprise Supply Chain from January 2016. Previously, she held various finance roles in large multi-brand global organizations, including Reckitt Benckiser Inc. (a multinational consumer goods company), Kraft Foods Inc. (now Mondelez International Inc.), and PepsiCo, Inc. Ms. Simonelli served at Reckitt Benckiser from 2011 to 2015, including in the roles of Vice President, Finance, North America (from July 2014 to September 2015), Senior Vice President, Finance, ENA (a territory that included Europe and North America) from January 2012 to July 2014 and Senior Vice President, Finance, NAA (a territory that included North America, Australia and New Zealand) from April 2011 to December 2011. Ms. Simonelli began her career at Unilever US, Inc., focused on financial planning and analysis. She is also a member of the board of directors of NielsenIQ and serves as their Audit Committee Chair.
Marilyn J. Wasser, 68, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services, ultimately serving as Executive Vice President, Associate General Counsel and Corporate Secretary of AT&T Wireless Services from September 2002 to February 2005 and immediately prior thereto, from 1995 until 2002, as Executive Vice President, Law, Corporate Secretary and Chief Compliance Officer of AT&T.
Rudy Wolfs, 56, has been announced as our Chief Technology Officer, effective February 22, 2024. Most recently, Mr. Wolfs engaged in a short consulting agreement with the Company. Prior to that, he directed and supported a leading digital startup company. From February 2012 to October 2020, Mr. Wolfs served in senior transformational technology roles, including as SVP, Chief Information Officer for Credit Cards and Small Business at Capital One. From 2000 until 2012, he worked at ING Direct USA in technology and marketing leadership positions, serving in his last role as Chief Marking Officer and CIO. An avid technology innovator, Wolfs founded a business systems software company right out of school and over his career, has launched, invested in, and advised numerous start-ups.
Susan Yannaccone, 48, has served as Executive Vice President, President and Chief Executive Officer of Anywhere Brands LLC since November 2020 and as President and Chief Executive Officer of Anywhere Advisors LLC since December 2022. She previously served as Regional Executive Vice President of Anywhere Advisors LLC, heading the Eastern Seaboard and Midwest regions for Coldwell Banker Realty, the brand’s owned brokerage operations from March 2018 to November 2020. Ms. Yannaccone joined the Company in 2015, serving as Chief Operating Officer of ERA from July 2015 to September 2016 and as President and Chief Executive Officer of ERA from September 2016 to March 2018. Prior to that time, she served as Senior Vice President, Network Services for HSF Affiliates from 2013 to July 2015 and Vice President of Operations for Real Living from 2010 to 2012.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "HOUS". As of February 15, 2024, the number of stockholders of record was 49.
Share Repurchase Program
The Company did not repurchase common stock during the quarter ended December 31, 2023.
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. Although, as of December 31, 2023, $203 million remained available for repurchase under the share repurchase program, the Company is prohibited from repurchasing shares under such programs under the indentures governing its Unsecured Notes and the 7.00% Senior Secured Second Lien Notes until the Company's consolidated leverage ratio falls below 4.00 to 1.00 and then only to the extent of available cumulative credit, as defined under the applicable indentures.
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
The following graph assumes a $100 investment on December 31, 2018, and reinvestment of all dividends, in the S&P MidCap 400 index and the S&P Home Builders Select Industry index, or XHB Index (which includes a diversified group of holdings representing home building, building products, home furnishings and home appliances). A portion of our 2021, 2022 and 2023 long-term incentive compensation awards are tied to the relative performance of our total stockholder return as compared to the S&P MidCap 400 over the three-year periods ending December 31, 2023, 2024 and 2025.

$400
$300
$200
$100
$0
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
HOUS
S&P Home Builders Select Industry Index
S&P MidCap 400 index

Cumulative Total Return
	December 31,
	2018	2019	2020	2021	2022	2023
Anywhere Real Estate Inc.	$100.00	$68.14	$92.36	$118.33	$44.98	$57.08
SPDR S&P Homebuilders ETF (XHB) index	$100.00	$150.80	$187.72	$282.25	$227.91	$396.71
S&P MidCap 400 index	$100.00	$126.2	$143.44	$178.95	$155.58	$181.15

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
The following section generally discusses our financial condition and results of operations for the year ended December 31, 2023 compared to the year ended December 31, 2022. Discussion regarding our financial condition and results of operations for the year ended December 31, 2022 compared to December 31, 2021 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022, filed with the SEC on February 24, 2023.

RECENT DEVELOPMENTS
Litigation Update
In general, we and other industry participants, including industry associations and trade groups, have seen an overall increase in significant litigation and regulatory scrutiny, with a particular focus on antitrust and competition and the broker commission structure and practices. For example, as further described in Note 15, "Commitments and Contingencies", to the Consolidated Financial Statements, we have entered into a nationwide settlement in the Burnett antitrust sell-side class action litigation (which settlement remains subject to final court approval with a court hearing scheduled for May 9, 2024). While that action is currently stayed with respect to Anywhere, judgment was entered against the non-settling defendants on November 1, 2023, and, in addition any potential injunctive relief to be ordered by the court, significant monetary damages were awarded to the plaintiffs from the non-settling defendants (including several corporate defendants and NAR) on a joint and several basis. Since late October 2023, approximately twenty additional sell side antitrust lawsuits have been filed against various real estate brokerages, NAR, MLSs, and/or state and local Realtor Associations, about half of which name Anywhere, its subsidiaries or franchisees; in those cases, plaintiffs have generally either agreed to dismiss or stay the actions against Anywhere, its subsidiaries or franchisees. In addition, the buy-side class action antitrust case filed against us remains outstanding and there can be no assurance we will reach a satisfactory outcome or settlement in that action.
CURRENT BUSINESS AND INDUSTRY TRENDS
In 2022, the residential real estate market saw a notable downturn, intensifying in the latter half of the year. The combined homesale transaction volume of Franchise Group and Owned Brokerage Group, calculated by multiplying closed homesale transaction sides with the average homesale price, experienced a 14% decrease in 2022 compared to the previous year. The weak market persisted into 2023, with a year-over-year decline of 19% in homesale transaction volume for both Franchise and Owned Brokerage groups, driven by a reduction in homesale transactions.
According to data from NAR, homesale transactions in 2023 totaled 4.09 million compared to 5.03 million transactions in 2022, marking the lowest amount since 1995. For 2024, as of their most recently released forecast, Fannie Mae is forecasting existing homesale transactions to increase 3% to 4.24 million.
Several market factors contributed to the substantial declines in homesale transactions as well as reduced activity in purchase and refinancing units and mortgage origination volume. These factors include the rapid escalation of mortgage rates starting in March 2022, persistent high inflation over the past two years, reduced housing affordability, low housing inventory, and broader macroeconomic concerns. The low housing inventory environment not only led to a decrease in closed homesale sides but also contributed to an elevation in the average homesale price over the past two years.
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the year ended December 31, 2023 as compared to 2022:

Year Ended December 31, 2023
Anywhere Combined
Homesale transaction volume*	(19)%
Closed homesale sides	(20)%
Average homesale price	1%
Anywhere Brands - Franchise Group
Homesale transaction volume*	(20)%
Closed homesale sides	(21)%
Average homesale price	2%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	(19)%
Closed homesale sides	(19)%
Average homesale price	—%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.

The graphic below shows the moderation in the decline of homesale transaction volume on a combined basis for the Company by quarter in 2022 and 2023 as compared with the same period in the prior year:

Franchise Group and Owned Brokerage Group Combined
Quarterly 2022 vs 2021 and 2023 vs 2022
Percentage Change
15%
10%
5%
0%
(5)%
(10)%
(15)%
(20)%
(25)%
(30)%
(35)%
4%
(6)%
(17)%
(33)%
(31)%
(23)%
(13)%
(6)%
Q1 2022
Q2 2022
Q3 2022
Q4 2022
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Closed Homesale Sides
Average Homesale Price
Homesale Transaction Volume

Furthermore, refinancing title and closing units declined 52% and purchase title and closing units declined 23% at Title Group during the year ended December 31, 2023 compared to 2022 as a result of the high interest rate environment and a reduction in volume related to a pullback in home purchasing by an institutional homebuyer with which we have a joint venture relationship.
Cost Savings and Operational Efficiencies. Beginning in the third quarter of 2022 and continuing throughout the end of 2023, we took additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. During 2023, the Company realized cost savings of approximately $220 million of which approximately half related to specific restructuring activities.
We believe that industry dynamics and customer demands require simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of improving the consumer experience and our ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support our independent sales agents, franchisees and consumers. This includes investments in technology and innovative products, lead generation and franchisee support.
Mortgage Rates. According to Freddie Mac, average mortgage rates on commitments for a 30-year, conventional, fixed-rate mortgage more than doubled in 2022 and in the fourth quarter of 2023 reached 7.79%, the highest level since 2000. Rates increased from an average of 6.36% in December 2022 to 6.82% in December 2023, which is approximately 260 basis points higher than the 10-year average of 4.23%. In early 2024 mortgage rates have started to decline. For the week ending February 15, 2024, mortgage rates on a 30-year fixed-rate mortgage averaged 6.77%, according to Freddie Mac.
A wide variety of factors can contribute to mortgage rates, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels, foreclosure rates, and fiscal and monetary policies, to name a few. Since March 2022, the U.S. Federal Reserve Board (the "Federal Reserve") has taken aggressive action intended to try to control inflation, including raising the target federal funds rate by over 400 basis points during 2022 and by an additional 100 basis points during 2023. Although these actions have had mixed results on the economy, the Federal Reserve has maintained unchanged rates since July 2023. In their most recent press release in January 2024, they conveyed their anticipation that inflation will gradually align with their target, prompting a reduction in rates, likely no earlier than the second quarter of 2024. Yields on the 10-year Treasury note were 3.88% as of both December 31, 2023 and 2022.
The rising interest rate environment has negatively impacted multiple aspects of our business. Increases in mortgage rates typically correlate with diminished homesale transaction volume, reduced housing affordability and lower activity in both purchase and refinancing units and mortgage origination. We expect that our business will continue to be adversely impacted by the current high mortgage rate environment until the interest rate environment improves. For example, we believe the high mortgage rate environment is contributing to decreased homesale transaction volume, as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home and potential home buyers choose to rent rather than pay higher mortgage rates.
Inflation. The prevailing inflationary environment has affected U.S. consumers and the repercussions may persist. As evidenced by the Consumer Price Index for All Urban Consumers (CPI), a gauge employed by the U.S. Bureau of Labor Statistics, there was a 3.4% (not seasonally adjusted) increase for the 12-month period ending December 31, 2023. The CPI serves as a metric for capturing the average fluctuations in prices paid by urban consumers across a diverse array of consumer goods and services. The macroeconomic landscape, including disruptions related to Russia's invasion of Ukraine and the ongoing conflict in the Middle East, introduce an additional layer of complexity to the inflationary dynamics. These geopolitical disruptions have the potential to intensify inflationary pressures, contributing to the volatility witnessed in the broader economic context. As consumers navigate this challenging landscape, the potential for continued impact on their purchasing power remains a significant consideration.
Affordability. The higher mortgage rates and inflation rates highlighted above have negatively affected housing affordability. This impact is further compounded by the substantial escalation in home prices due to inventory constraints. Housing affordability may be further negatively impacted in future periods by persistent inflationary pressures, potential additional increases in mortgage rates, increased homesale prices, the cost of homeowners and flood insurance, further declines in housing inventory, stagnant or declining wages and other economic challenges.
Inventory & Turnover. Continued or accelerated declines in inventory have and may continue to result in insufficient supply to meet demand. Overall housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. Additional inventory pressure arises from periods of slow or decelerated new housing construction, potential home sellers choosing to stay with their lower mortgage rate rather than sell their home, real estate investment firms that purchase homes for rental use (rather than resale), and alternative competitors, such as iBuying models. These pressures have resulted in average sales price increasing significantly over the past two years, which we believe has contributed to further deterioration of inventory at lower price points.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. As of December 31, 2023 compared to 2022, independent sales agents affiliated with our company owned brokerages declined 5% and, based on information from such franchisees, independent sales agents affiliated with our U.S. franchisees also declined 3%. We believe these declines are consistent with a broader market trend of agents leaving the industry and more than half of the decline in independent sales agents affiliated with our company owned brokerages was attributed to agents with at most one homesale transaction in 2023.
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
Legal & Regulatory Environment. For a discussion of material litigation involving the Company see Part I., "Item 3.—Legal Proceedings" and Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in this Annual Report.
For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see Part I., "Item 1.—Business—Government and Other Regulations" and Part I., "Item 1A.—Risk Factors" in this Annual Report.
Pending Litigation. For a discussion of material litigation involving the Company see Part I., "Item 3.—Legal Proceedings" and Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements included elsewhere in this Annual Report. Adverse outcomes in these matters, individually or in the aggregate, including delays or a failure to receive court approval of any related settlements, could have a material adverse effect on our business, results of operations and financial condition, including with respect to our liquidity.
KEY DRIVERS OF OUR BUSINESSES
Within Franchise Group and Owned Brokerage Group, our assessment of operating performance relies on the following key operating metrics:
•Closed Homesale Sides: This metric captures the number of transactions representing either the "buy" or "sell" side of a homesale transaction.
•Average Homesale Price: This metric reflects the average selling price of closed homesale transactions.
•Average Homesale Broker Commission Rate: This metric indicates the average commission rate earned on either the "buy" or "sell" side of a homesale transaction.
For Franchise Group, an additional metric, Net Royalty Per Side, is utilized. This metric represents the royalty payment to the Franchise Group for each homesale transaction side factoring in royalty rates, homesale prices, average homesale broker commission rates, volume incentives and other incentives. Net royalty per side is a comprehensive measure that accounts for changes in average homesale prices and all incentives and represents the royalty revenue impact of each incremental side.
For Owned Brokerage Group, we also gauge performance using Gross Commission Income Per Side. This metric is derived by dividing gross commission income (comprising commissions from homesale transactions and other activities, primarily leasing transactions) by closed homesale sides. Owned Brokerage Group, as a franchisee of Franchise Group, pays a royalty fee of approximately 6% per transaction to Franchise Group. The remaining gross commission income is distributed between the broker (Owned Brokerage Group) and independent sales agents based on their respective independent contractor agreements, specifying the agents share of the broker commission.
For Title Group, our assessment of operating performance centers on key metrics related to title and closing units differentiating between Purchase Title and Closing Units (resulting from home purchases) and, Refinance Title and Closing Units (stemming from homeowners refinancing their home loans). The Average Fee Per Closing Unit metric represents the average fee earned on both purchase and refinancing title sides.
The following table presents our drivers for the years ended December 31, 2023, 2022 and 2021. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,		% Change		Year Ended December 31,		% Change
	2023	2022			2022	2021
Anywhere Brands - Franchise Group (a)
Closed homesale sides	720,853	911,077	(21)%		911,077	1,163,036	(22)%
Average homesale price	$462,277	$454,864	2%		$454,864	$424,436	7%
Average homesale broker commission rate	2.45%	2.43%	2	bps	2.43%	2.45%	(2) bps
Net royalty per side	$431	$425	1%		$425	$406	5%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	258,643	317,600	(19)%		317,600	371,135	(14)%
Average homesale price	$696,992	$699,016	—%		$699,016	$657,307	6%
Average homesale broker commission rate	2.42%	2.40%	2	bps	2.40%	2.42%	(2) bps
Gross commission income per side	$17,668	$17,435	1%		$17,435	$16,486	6%
Anywhere Integrated Services - Title Group
Purchase title and closing units	102,967	133,055	(23)%		133,055	163,187	(18)%
Refinance title and closing units	8,850	18,470	(52)%		18,470	56,675	(67)%
Average fee per closing unit	$3,185	$3,146	1%		$3,146	$2,709	16%
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
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and franchisees may receive volume incentives described in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See Part I., "Item 1.—Business—Anywhere Brands—Franchise Group—Operations—Franchising" for additional information.
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

RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented represent those for which we maintain separate financial information regularly employed by our chief operating decision maker for performance assessment and resource allocation. The classification of reportable segments also considers the distinctive nature of services offered by each segment. Management's evaluation of individual reportable segment performance centers on two key metrics: revenue and Operating EBITDA. Operating EBITDA is a non-GAAP financial measure and is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments, or other assets. Our presentation of Operating EBITDA may not align with similar measures employed by other entities. Variations may arise due to differences in the inclusion or exclusion of specific items and the interpretation of non-core elements within the calculation. See below under the header "Financial Condition, Liquidity and Capital Resources—Non-GAAP Financial Measures" for additional information.
Year Ended December 31, 2023 vs. Year Ended December 31, 2022
Our consolidated results comprised the following:

	Year Ended December 31,
	2023	2022	Change
Net revenues	$5,636	$6,908	$(1,272)
Total expenses	5,758	7,231	(1,473)
Loss before income taxes, equity in (earnings) losses and noncontrolling interests	(122)	(323)	201
Income tax benefit	(15)	(68)	53
Equity in (earnings) losses of unconsolidated entities	(9)	28	(37)
Net loss	(98)	(283)	185
Less: Net loss (income) attributable to noncontrolling interests	1	(4)	5
Net loss attributable to Anywhere and Anywhere Group	$(97)	$(287)	$190
Net revenues decreased $1,272 million or 18% for the year ended December 31, 2023 compared with the year ended December 31, 2022 driven primarily by lower homesale transaction volume at Owned Brokerage Group and Franchise Group primarily due to a decline in homesale transactions. In addition, net revenues decreased $80 million due to the absence of revenue at Title Group as a result of the sale of the Title Insurance Underwriter late in the first quarter of 2022.
Total expenses decreased $1,473 million or 20% for the year ended December 31, 2023 compared to 2022 primarily due to:
•a $751 million decrease in commission and other sales agent-related costs primarily due to lower homesale transaction volume;
•$65 million of impairment expense during 2023, which included impairment charges of $25 million at Franchise Group to reduce goodwill related to Cartus, $25 million related to franchise trademarks and $15 million related to leases and other assets, compared to $483 million of impairment expense during 2022, which included impairment charges of $280 million and $114 million related to goodwill at Owned Brokerage Group and Franchise Group, respectively, $76 million related to franchise trademarks and $13 million related to leases and other assets including an investment;
•a $169 million gain on the early extinguishment of debt as a result of the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023 compared to a $96 million loss on the early extinguishment of debt as a result of the refinancing transactions during 2022;
•a $196 million decrease in operating and general and administrative expenses primarily attributable to a decrease in employee-related and other operating costs due to cost savings initiatives, partially offset by higher employee incentive accruals, and a $74 million decrease in underwriter costs as a result of the sale of the Title Underwriter late in the first quarter of 2022; and
•a $37 million decrease in marketing costs as a result of cost savings initiatives,

partially offset by:
•a $140 million decrease in other income primarily due to the absence in 2023 of the gain recorded at Title Group related to the sale of the Title Underwriter during 2022;
•a $38 million net increase in interest expense primarily due to the absence during 2023 of $40 million of gains recognized during 2022 related to the fair value adjustment for mark-to-market adjustments for interest rate swaps (which expired during the fourth quarter of 2022);
•a $17 million increase in restructuring costs during 2023 compared to 2022 primarily related to additional cost savings initiatives; and
•an increase in former parent legacy cost of $17 million primarily related to first quarter 2023 developments in a legacy tax matter.
Equity in earnings were $9 million for the year ended December 31, 2023 compared to losses of $28 million during the same period of 2022. Equity in earnings for the year ended December 31, 2023 consisted of $4 million of earnings for the Title Insurance Underwriter Joint Venture, $3 million of earnings for the operations of our other title related equity method investments and $2 million of earnings for the operations of our brokerage related equity method investments. Equity in losses for the year ended December 31, 2022 consisted of $22 million of losses for Guaranteed Rate Affinity and $17 million of losses for the operations of our brokerage related equity method investments, partially offset by $6 million of earnings for the Title Insurance Underwriter Joint Venture and $5 million of earnings for the operations of our other title related equity method investments.
In 2022, we began to take additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. As a result, we implemented a restructure plan ("Operational Efficiencies Plan") under which we incurred $43 million of costs including $22 million of facility related costs and $21 million of personnel related costs primarily at Owned Brokerage Group during the year ended December 31, 2023, compared to $20 million of costs during 2022. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $89 million with $63 million incurred to date through December 31, 2023. During 2023, the Company realized cost savings of approximately $220 million of which approximately half related to specific restructuring activities. Furthermore, in connection with prior restructuring programs, we incurred $6 million of costs during the year ended December 31, 2023 compared to $12 million during 2022 primarily related to the transformation of our corporate headquarters. See Note 14, "Restructuring Costs", in the Consolidated Financial Statements for additional information.
The provision for income taxes was a benefit of $15 million for the year ended December 31, 2023 compared to a benefit of $68 million for the year ended December 31, 2022. Our effective tax rate was 13% and 19% for the years ended December 31, 2023 and 2022, respectively. See Note 12, "Income Taxes", to the Consolidated Financial Statements for additional information and a reconciliation of the Company’s effective income tax rate.
The following table reflects a reconciliation of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Net loss attributable to Anywhere and Anywhere Group	$(97)	$(287)
Income tax benefit	(15)	(68)
Loss before income taxes	(112)	(355)
Add: Depreciation and amortization	196	214
Interest expense, net	151	113
Restructuring costs, net (a)	49	32
Impairments (b)	65	483
Former parent legacy cost, net (c)	18	1
(Gain) loss on the early extinguishment of debt (c)	(169)	96
Loss (gain) on the sale of businesses, investments or other assets, net (d)	2	(135)
Operating EBITDA	$200	$449

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2023	2022			2023	2022			2023	2022
Franchise Group	$983	$1,145	$(162)	(14)%	$527	$670	$(143)	(21)%	54%	59%	(5)
Owned Brokerage Group	4,628	5,606	(978)	(17)	(144)	(86)	(58)	(67)	(3)	(2)	(1)
Title Group	340	530	(190)	(36)	(17)	9	(26)	(289)	(5)	2	(7)
Corporate and Other	(315)	(373)	58	(e)	(166)	(144)	(22)	(15)
Total Company	$5,636	$6,908	$(1,272)	(18)%	$200	$449	$(249)	(55)%	4%	6%	(2)
_______________

(a)Restructuring charges incurred for the year ended December 31, 2023 include $11 million at Franchise Group, $25 million at Owned Brokerage Group, $4 million at Title Group and $9 million at Corporate and Other. Restructuring charges incurred for the year ended December 31, 2022 include $1 million at Franchise Group, $19 million at Owned Brokerage Group and $12 million at Corporate and Other.
(b)Non-cash impairments for the year ended December 31, 2023 include $25 million at Franchise Group to reduce goodwill related to Cartus, $25 million related to franchise trademarks and $15 million related to leases and other assets. Non-cash impairments for the year ended December 31, 2022 include $280 million and $114 million related to goodwill at Owned Brokerage Group and Franchise Group, respectively, $76 million related to franchise trademarks and $13 million related to leases and other assets including an investment.
(c)Former parent legacy items and (Gain) loss on the early extinguishment of debt are recorded in Corporate and Other. Former parent legacy cost in 2023 relates to developments in a legacy tax matter in the first quarter of 2023. Gain on the early extinguishment of debt in 2023 relates to the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023. Loss on the early extinguishment of debt in 2022 primarily relates to the refinancing transactions that occurred during the first quarter of 2022.
(d)Loss (gain) on the sale of businesses, investments or other assets, net in 2022 is recorded in Title Group and is related to the sale of the Title Underwriter and subsequent sales of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $315 million and $373 million during the years ended December 31, 2023 and 2022, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 2 percentage points for the year ended December 31, 2023 compared to the same period in 2022. Franchise Group's margin decreased 5 percentage points primarily due to a decrease in royalty revenue and higher employee incentive accruals, partially offset by cost saving initiatives. Owned Brokerage Group's margin decreased 1 percentage point primarily due to declines in revenue, higher employee incentive accruals and an increase in the portion of sales commissions received by independent sales agents, partially offset by cost saving initiatives. Title Group's margin decreased 7 percentage points, with 10 percentage points related to the decline in purchase and refinance revenue, partially offset by a decrease in employee-related and other operating costs as a result of cost savings initiatives.
Corporate and Other Operating EBITDA for the year ended December 31, 2023 declined $22 million to a loss of $166 million primarily due to higher employee incentive accruals, partially offset by less expense related to legal accruals and cost savings initiatives.
Anywhere Brands—Franchise Group
Revenues decreased $162 million to $983 million and Operating EBITDA decreased $143 million to $527 million for the year ended December 31, 2023 compared with 2022.
Revenues decreased $162 million primarily as a result of a $64 million decrease in third-party domestic franchisee royalty revenue driven by a 20% decrease in homesale transaction volume at Franchise Group which consisted of a 21% decrease in existing homesale transactions, partially offset by a 2% increase in average homesale price, and a $57 million decrease in intercompany royalties received from Owned Brokerage Group. Furthermore, revenue from our relocation operations and lead generation business decreased $34 million as a result of lower volume. In addition, brand marketing fund revenue and related expense decreased $7 million primarily due to lower advertising costs during 2023 as compared to 2022.

Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $301 million and $358 million during the years ended December 31, 2023 and 2022, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $143 million primarily due to the $162 million decrease in revenues discussed above, partially offset by the $7 million decrease in brand marketing fund expense discussed above and a $6 million decrease in other marketing expense primarily a result of cost savings initiatives. In addition, employee-related and other operating costs decreased $6 million primarily due to cost savings initiatives, partially offset by higher employee incentive accruals.
Anywhere Advisors—Owned Brokerage Group
Revenues decreased $978 million to $4,628 million and Operating EBITDA decreased $58 million to a loss of $144 million for the year ended December 31, 2023 compared with 2022.
The revenue decrease of $978 million was primarily driven by a 19% decrease in homesale transaction volume at Owned Brokerage Group which was primarily due to a decrease in existing homesale transactions and a flat average homesale price.
Operating EBITDA decreased $58 million primarily due to the $978 million decrease in revenues discussed above, partially offset by:
•a $751 million decrease in commission expenses paid to independent sales agents primarily as a result of lower homesale transaction volume;
•a $66 million decrease in other operating costs primarily related to lower employee headcount as a result of cost savings initiatives, partially offset by higher employee incentive accruals;
•a $57 million decrease in royalties paid to Franchise Group associated with the homesale transaction volume declines described above;
•a $27 million decrease in marketing expense as a result of cost savings initiatives; and
•a $19 million improvement in equity in earnings to earnings of $2 million during 2023 from losses of $17 million during the year ended December 31, 2022 primarily related to a former investment.
Anywhere Integrated Services—Title Group
Revenues decreased $190 million to $340 million and Operating EBITDA decreased $26 million to a loss of $17 million for the year ended December 31, 2023 compared with 2022.
Revenues decreased $190 million during the year ended December 31, 2023 compared with 2022 primarily due to decreases in purchase and refinance revenue and an $80 million decrease in underwriter revenue as a result of the sale of the Title Underwriter late in the first quarter of 2022. Purchase revenue decreased $88 million as a result of a decrease in transactions primarily due to the high interest rate environment and a reduction in volume related to a pullback in home purchasing by an institutional homebuyer with which we have a joint venture relationship. Furthermore, refinance revenue decreased $19 million due to a decrease in activity as average mortgage rates increased significantly over the past 18 months.
Operating EBITDA decreased $26 million primarily due to the $107 million decrease in purchase and refinance revenue discussed above and a $6 million net decline as a result of the sale of the Title Underwriter. The Operating EBITDA decreases discussed above were partially offset by a $72 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and declines in variable operating costs due to lower volume and an $18 million improvement in equity in earnings from losses of $11 million during the year ended December 31, 2022 to earnings of $7 million during 2023.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2023	December 31, 2022	Change
Total assets	$5,839	$6,383	$(544)
Total liabilities	4,158	4,616	(458)
Total equity	1,681	1,767	(86)
For the year ended December 31, 2023, total assets decreased $544 million primarily due to:
•a $168 million net decrease in trade and relocation receivables primarily due to timing;
•a $108 million decrease in cash and cash equivalents as discussed below under the header "Cash Flows";
•a $90 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $59 million net decrease in other current and non-current assets primarily due to independent sales agent incentives and prepaid contracts;
•a $42 million net decrease in operating lease assets;
•a $37 million net decrease in property and equipment;
•a $25 million decrease in trademarks as a result of the impairment recognized during fourth quarter of 2023 related to franchise tradenames; and
•a $24 million net decrease in goodwill primarily due to the $25 million impairment charge at Franchise Group to reduce goodwill related to Cartus recognized during fourth quarter of 2023.
Total liabilities decreased $458 million primarily due to:
•a $307 million net decrease in corporate debt primarily related to the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023 and lower borrowings under the Revolving Credit Facility as of December 31, 2023 (see Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements for further details);
•a $48 million decrease in securitization obligations;
•a $47 million decrease in operating lease liabilities;
•a $42 million decrease in other non-current liabilities primarily due to payment of long-term contracts; and
•a $32 million decrease in deferred tax liabilities,
partially offset by an $18 million net increase in accounts payable and accrued expenses and other current liabilities.
Total equity decreased $86 million due to a net loss of $97 million, partially offset by an $8 million increase in additional paid-in capital related to the Company's stock-based compensation activity for the year ended December 31, 2023.
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
Management continued to focus on improving the Company's debt profile in 2023, reducing the principal amount of debt by $308 million through the combination of debt exchange transactions, open market repurchases and reduction in our outstanding revolver balance. The debt exchange transactions reduced the total principal amount of debt by approximately $160 million while incurring minimal incremental interest expense and retaining our flexibility and long-dated maturities. Our opportunistic open market repurchases of Senior Notes due 2029 and Senior Notes due 2030 allowed us to capture approximately $20 million of discount, further reducing the principal amount of our debt by approximately $70 million. We also reduced the amount outstanding under our revolving credit facility by $65 million. These achievements were in addition to our debt profile improvements between 2020 and 2022, when we reduced the principal amount of our debt by $600 million, extended our maturities, shifted our debt from mostly secured debt to unsecured debt and reduced our interest expense. See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements.
On October 6, 2023, we announced the terms of a settlement agreement the Company has entered into to settle all claims asserted against it or that could have been asserted against it in the Burnett and Moehrl antitrust class action litigation. Under the terms of the proposed nationwide settlement, which is subject to final court approval, we agreed to provide monetary relief of $83.5 million, of which $10 million was paid in December 2023, as well as injunctive relief. The settlement received preliminary court approval in November 2023, with final approval anticipated in mid-2024. See Note 15, "Commitments and Contingencies", to the Consolidated Financial Statements for more information.
Our material cash requirements from known contractual and other obligations as of December 31, 2023, were as follows:
Debt Obligations (including Interest Payments). As of December 31, 2023, the principal amount of our total short-term and long-term debt was $2,567 million, which includes:
•$2,076 million of fixed interest rate debt with a weighted average interest rate of 4.96%;
•$206 million of variable interest rate debt under our Term Loan A Facility; and
•$285 million of variable interest rate debt under our Revolving Credit Facility.
At December 31, 2023, the interest rate on the outstanding amounts under both our Revolving Credit Facility and Term Loan A Facility was 7.21%. The interest rate with respect to the Revolving Credit Facility and Term Loan A Facility is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on our current senior secured leverage ratio. From time to time, the Company may utilize interest rate swap arrangements to manage our exposure to changes in interest rates associated with our variable interest rate debt, but no such arrangements were in place as of December 31, 2023.
Based on our debt profile as of December 31, 2023, we expect to pay approximately $140 million in cash interest payments in 2024 to service our fixed and variable rate debt which will fluctuate based on the then-applicable interest rate and amounts outstanding. Amortization payments on the Extended Term Loan A of $22 million are due in 2024 with the balance of the Extended Term Loan A due at maturity on February 8, 2025 — the nearest term maturity of our outstanding indebtedness. The maturity date of the Revolving Credit Facility is July 27, 2027 and may spring forward to an earlier date as follows: (i) if on or before March 16, 2026, the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026), the maturity date of the Revolving Credit Facility will be March 16, 2026 and (ii) if on or before November 9, 2024, the "term A loans" under the Term Loan A Agreement have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise repaid by November 9, 2024), the maturity date of the Revolving Credit Facility will be November 9, 2024. As of December 31, 2023, no principal payments on our debt are due in 2024 other than the Extended Term Loan A amortization payment described above. See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements for additional information regarding our debt.
Leases. As of December 31, 2023, we had approximately $523 million of future lease payments with $135 million of payments due in 2024. See Note 6, "Leases", to the Consolidated Financial Statements for additional information regarding our lease obligations.
Purchase Commitments. As of December 31, 2023, we had $55 million related to purchase commitments due in 2024 and $238 million thereafter, approximately 90% of which relates to the minimum licensing fees we are required to pay to the owners of the two brands we do not own under 50-year license agreements. See Note 15, "Commitments and Contingencies", to the Consolidated Financial Statements for additional information regarding our purchase obligations.
Minority-Owned Joint Ventures. We have multiple unconsolidated joint ventures and equity in earnings or losses related to the financial results of unconsolidated joint ventures are recorded on the Equity in (earnings) losses of unconsolidated entities line in the accompanying Consolidated Statements of Operations (and accordingly impact Operating EBITDA) but are not reported as revenue. We may, from time to time, elect or commit to make investments in existing and future unconsolidated joint ventures. See Note 4, "Equity Method Investments", to the Consolidated Financial Statements for additional information regarding our unconsolidated joint ventures.
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
Material Litigation. We are a party to certain material litigation as described in Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. Adverse outcomes in these matters, or the failure to obtain final approval of the legal settlement discussed in Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements, could have a material adverse affect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity.
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
We believe that we will continue to meet our cash flow needs during the next twelve months through the sources outlined above. In the event that our liquidity assumptions change, we may explore additional debt financing, private or public offerings of debt or common stock or consider asset disposals.
Cash Flows
Year ended December 31, 2023 vs. Year ended December 31, 2022
At December 31, 2023, we had $119 million of cash, cash equivalents and restricted cash, a decrease of $99 million compared to the balance of $218 million at December 31, 2022. The following table summarizes our cash flows for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022	Change
Cash provided by (used in):
Operating activities	$187	$(92)	$279
Investing activities	(59)	(55)	(4)
Financing activities	(227)	(376)	149
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	(2)	2
Net change in cash, cash equivalents and restricted cash	$(99)	$(525)	$426

For the year ended December 31, 2023, $279 million more cash was provided by operating activities compared to the same period in 2022 principally due to:
•$320 million more cash provided by the net change in relocation and trade receivables due to timing;
•$148 million less cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of lower employee incentive compensation in the first quarter of 2023;
•$118 million less cash used for other assets primarily due to independent sales agent recruitment and retention and franchise system growth incentives in 2022 and the amortization of prepaid contracts; and
•$11 million less cash used for other operating activities,
partially offset by $323 million more cash used in operating results.
For the year ended December 31, 2023, $4 million more cash was used in investing activities compared to the same period in 2022 primarily due to:
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
•$37 million less cash used for property and equipment additions;
•$21 million less cash used for investments; and
•$16 million less cash used for acquisitions.
For the year ended December 31, 2023, $227 million of cash was used in financing activities compared to $376 million of cash used in financing activities during the same period in 2022. For the year ended December 31, 2023, $227 million of cash was used in financing activities as follows:
•$65 million repayment of borrowings under the Revolving Credit Facility;
•$63 million of net cash paid related to debt exchange transactions and open market purchases in the third quarter of 2023;
•$48 million net decrease in securitization borrowings;
•$31 million of other financing payments primarily related to finance leases and contracts; and
•$16 million of quarterly amortization payments on the term loan facilities.
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
Financial Obligations
See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements, for additional information on the Company's indebtedness as of December 31, 2023.

LIBOR Transition
The cessation date for submission and publication of U.S. dollar London Interbank Offering Rate ("LIBOR") was mid-2023. LIBOR was replaced in the U.S. with a new index calculated by short-term repurchase agreements, backed by U.S. Treasury securities: the Secured Overnight Financing Rate, or "SOFR."
Pursuant to the July 2022 Amendment to the Senior Secured Credit Facility and the May 2023 amendment to the Term Loan A Agreement, we replaced LIBOR with a Term SOFR plus a 10 basis point credit spread adjustment as the applicable benchmark for the Revolving Credit Facility and Term Loan A Facility, respectively. SOFR will likely not replicate LIBOR exactly and if future rates based upon SOFR are higher than LIBOR rates as currently determined, it could result in an increase in the cost of our variable rate indebtedness and may have an adverse effect on our financial condition and results of operations.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing twelve-month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.00% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at December 31, 2023.
See Note 9, "Short and Long-Term Debt—Unsecured Notes", to the Consolidated Financial Statements for additional information.

Events of Default
Certain events would constitute an event of default under the Senior Secured Credit Facility or Term Loan A Facility as well as the indentures governing the 7.00% Senior Secured Second Lien Notes, Unsecured Notes and Exchangeable Senior Notes. Such events of default include, without limitation, nonpayment of principal or interest, insolvency, bankruptcy, nonpayment of certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the Senior Secured Credit Facility and Term Loan A Facility, material misrepresentations, failure to comply with the senior secured leverage ratio covenant and failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. If such an event of default were to occur and the Company failed to obtain a waiver from the applicable lenders or holders of the 7.00% Senior Secured Second Lien Notes, Unsecured Notes or Exchangeable Senior Notes, our financial condition, results of operations and business would be materially adversely affected.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures," such as Operating EBITDA. These measures are derived on the basis of methodologies other than in accordance with GAAP.
Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. Operating EBITDA is our primary non-GAAP measure.
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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level and compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge for the excess is recorded on a separate line in the Consolidated Statements of Operations.
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
In the fourth quarter of 2023, the Company conducted its annual impairment assessment of goodwill and other indefinite-lived intangible assets. Following the assessment, it was identified that goodwill related to the Cartus reporting unit was impaired by $25 million and franchise trademarks were impaired by $25 million. The annual impairment assessment indicated that impairment charges were not necessary for the Company's other reporting units or other indefinite-lived intangibles. See Note 2, "Summary of Significant Accounting Policies" under the header "Impairment of Goodwill, Intangible Assets and Other Long-lived Assets", to the Consolidated Financial Statements for additional information on the Company's annual impairment assessment.
In assessing the potential impact of reducing the estimated fair value by 10% for each of the passing reporting units and other indefinite-lived intangible assets, management concluded that, excluding the Company's trademarks, no impairment of goodwill or indefinite-lived intangibles would have been recognized for 2023. The fair value of trademarks is determined using the relief from royalty method which exhibits sensitivity to variations in projected revenues. For the remaining tradenames that were not impaired, which include Title Group and Cartus, the fair value exceeded the carrying value by approximately 3%.

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
Item 7A.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At December 31, 2023, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility and Term Loan A Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
In May 2023, we entered into an amendment to the Term Loan Agreement which replaced LIBOR with a Term SOFR plus a 10 basis point credit spread adjustment as the applicable benchmark for the Term Loan A Facility (the applicable margin for the Term Loan A Facility remained the same).
At December 31, 2023, we had variable interest rate debt outstanding under our Revolving Credit Facility and Term Loan A Facility of $491 million. The interest rate with respect to the Revolving Credit Facility and Term Loan A Facility, which was 7.21% at December 31, 2023, is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the December 31, 2023 senior secured leverage ratio, the margin was 1.75%. At December 31, 2023, the one-month SOFR was 5.36%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $1 million impact on our annual interest expense.
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
Management assessed the effectiveness of Anywhere's internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Anywhere maintained effective internal control over financial reporting as of December 31, 2023.
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
* * *

Controls and Procedures for Anywhere Real Estate Group LLC
(a)Anywhere Real Estate Group LLC ("Anywhere Group") maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in its filings under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission and that such information is accumulated and communicated to its management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Anywhere Group's management, including the Chief Executive Officer and the Chief Financial Officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.
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
Management’s Report on Internal Control Over Financial Reporting for Anywhere Real Estate Group LLC
Anywhere Group’s management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Anywhere Group’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Anywhere Group’s internal control over financial reporting includes those policies and procedures that:
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
Management assessed the effectiveness of Anywhere Group’s internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Anywhere Group maintained effective internal control over financial reporting as of December 31, 2023.
Auditor Report on the Effectiveness of Anywhere Real Estate Group LLC's Internal Control Over Financial Reporting
PricewaterhouseCoopers LLP, the independent registered public accounting firm that audited the financial statements included in this Annual Report, has issued an attestation report on the effectiveness of Anywhere Group's internal control over financial reporting, which is included within their audit opinion on page F-5.
Item 9B.    Other Information.
On February 16, 2024, the Compensation and Talent Management Committee of the Board of Directors (the “Committee”) of the Company granted a special $1 million exceptional achievements award to Ms. Wasser, EVP, General Counsel and Corporate Secretary, in recognition of her trailblazing leadership in the nationwide settlement of the sell side antitrust industry litigation in 2023, as well as her continued focus on risk and liability management, including providing strategic counsel on contingent liability planning, managing the Board of Directors ad hoc special committee and building a cross-functional team to support the committee, and addressing potential risks related to industry structure change.
On February 16, 2024, the Committee also approved a special performance and retention award (the "Award") for Ms. Simonelli, EVP, Chief Financial Officer and Treasurer, comprised of two award vehicles under the Company's Second Amended and Restated 2018 Long-Term Incentive Plan, a $275,000 cash-based award and $275,000 cash-settled restricted stock unit award, each of which will be granted on the third trading day following the filing of this Annual Report in accordance with the Committee's general practice. In granting the Award, the Committee considered the criticality of Ms. Simonelli's continuing leadership in managing the Company’s balance sheet and capital structure and in achieving of the Company's 2024 cost savings goals.
The Award includes a service requirement pursuant to which Ms. Simonelli must remain employed with the Company through February 28, 2026 (the "Service Term") as well as a performance requirement to achieve (i) a pre-established level of realized cost savings for the year ending December 31, 2024; and (ii) the successful extension, refinancing, replacement or repayment of our Term A Loan Facility on or before November 9, 2024.
Upon successful achievement of the performance requirements, the Award will be payable in early 2025, but subject to repayment if Ms. Simonelli voluntarily leaves the Company (other than for Good Reason) prior to the end of the Service Term.
The Award contains customary termination and clawback provisions.
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2023, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

PART III
Item 10.    Directors, Executive Officers and Corporate Governance.
Identification of Directors
The information required by this item is included in the Proxy Statement under the caption "Proposal 1: Election of Directors" and is incorporated by reference to this Annual Report.
Identification of Executive Officers
The information relating to executive officers required by this item is included herein in Part I under the caption “Information about our Executive Officers.”
Code of Ethics
The information required by this item is included in the Proxy Statement under the caption "Code of Business Conduct and Ethics" and is incorporated by reference to this Annual Report.
Corporate Governance
The information required by this item is included in the Proxy Statement under the caption "Corporate Governance" and is incorporated by reference to this Annual Report.
Item 11.    Executive Compensation.
The information required by this item is included in the Proxy Statement under the captions "Corporate Governance—Compensation of Independent Directors," "Corporate Governance—Committees of the Board" and "Executive Compensation" and is incorporated by reference to this Annual Report.
Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about shares of our common stock that may be issued upon the exercise of options, that may vest pursuant to awards of restricted stock units, performance stock units or that may be issued under deferred stock units under all of our existing equity compensation plans as of December 31, 2023.

Plan Category	Number of Securities to be Issued Upon Exercise or Vesting of Outstanding Options, Warrants and Rights		Weighted Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by stockholders	9,432,462	(1)	$21.49	(2)	5,072,568	(3)
Equity compensation plan not approved by stockholders	261,234	(4)	$32.80		—
_______________
(1)Consists of 1,437,665 outstanding options, 2,407,288 stock-settled restricted stock units, 5,225,788 performance stock units and 361,721 deferred stock units issuable. The amount set forth in the table assumes maximum payout under the unvested performance share unit awards. The number of shares, if any, to be issued pursuant to unvested performance stock unit awards will be determined based upon the extent to which the performance goals are achieved.
(2)The weighted average remaining term of outstanding options is 3.5 years. The other outstanding awards do not have exercise prices and are accordingly excluded from this column.
(3)Consists of shares available for future grant.
(4)Consists of options granted to Mr. Schneider on October 23, 2017 as an inducement material to his entry into employment with us, which were approved by our Compensation and Talent Management Committee and disclosed in a press release. Under applicable NYSE Listing Rules, inducement grants are not subject to security holder approval. The terms of this award are materially consistent with the terms of awards made under the Second Amended and Restated 2018 Long-Term Incentive Plan. The options expire ten years from the grant date and vest over a four-year period, in equal annual installments on each anniversary date of the grant date.
See Note 13, "Stock-Based Compensation", in the Consolidated Financial Statements for additional information on the Second Amended and Restated 2018 Long-Term Incentive Plan.
The remaining information required by this item is included in the Proxy Statement under the caption "Corporate Governance—Ownership of Our Common Stock" and is incorporated by reference to this Annual Report.
Item 13.    Certain Relationships and Related Transactions, and Director Independence.
The information required by this item is included in the Proxy Statement under the captions "Corporate Governance—Director Independence and —Related Person Transactions" and is incorporated by reference to this Annual Report.
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
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2023, 2022 and 2021:

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2023	$12	$8	$—	$(2)	$18
Year ended December 31, 2022	11	2	—	(1)	12
Year ended December 31, 2021	13	2	—	(4)	11

Deferred tax asset valuation allowance
Year ended December 31, 2023	$20	$5	$—	$—	$25
Year ended December 31, 2022	20	—	—	—	20
Year ended December 31, 2021	21	(1)	—	—	20
_______________
(a)The deduction column represents uncollectible accounts written off, net of recoveries from Trade Receivables, in the Consolidated Balance Sheets.
Item 16.     Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on February 20, 2024.
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

Name	Title	Date

/s/ RYAN M. SCHNEIDER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 20, 2024
Ryan M. Schneider

/s/ CHARLOTTE C. SIMONELLI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 20, 2024
Charlotte C. Simonelli

/s/ TIMOTHY B. GUSTAVSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2024
Timothy B. Gustavson

/s/ MICHAEL J. WILLIAMS	Chairman of the Board of Directors of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Michael J. Williams

/s/ FIONA P. DIAS	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Fiona P. Dias

/s/ MATTHEW J. ESPE	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Matthew J. Espe

/s/ V. ANN HAILEY	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
V. Ann Hailey

/s/ BRYSON KOEHLER	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Bryson Koehler

/s/ JOSEPH LENZ	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Joseph Lenz

/s/ DUNCAN L. NIEDERAUER	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Duncan L. Niederauer

/s/ EGBERT L.J. PERRY	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Egbert L.J. Perry

/s/ ENRIQUE SILVA	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Enrique Silva

/s/ SHERRY M. SMITH	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Sherry M. Smith

/s/ CHRISTOPHER S. TERRILL	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Christopher S. Terrill

/s/ FELICIA WILLIAMS	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 20, 2024
Felicia Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessments—Cartus Reporting Unit
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,499 million as of December 31, 2023, a portion of which related to the Cartus reporting unit within the Franchise Group segment. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying value of each reporting unit to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the discounted cash flow method under the income approach. The fair value of the Company’s reporting units is determined utilizing the best estimate of future revenues, operating expenses, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates. Beginning in the fourth quarter of 2023, the Company reorganized its internal reporting structure within the Franchise Group segment. As a result of this reorganization, the Company reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. Management performed its annual impairment assessment on the affected reporting units on both a pre- and post-reorganization basis. The post-reorganization assessment resulted in the recognition of an impairment of goodwill at the Franchise Group segment related to the Cartus reporting unit of $25 million.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments of the Cartus reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, certain operating expenses, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessments, including controls over the valuation of the Cartus reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Cartus reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used by management in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues, certain operating expenses, and discount rates. Evaluating management’s assumptions related to future revenues and certain operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rates assumption.
Annual Indefinite-Lived Asset Impairment Assessment—Franchise Trademarks Intangible Asset
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $614 million as of December 31, 2023, including trademark intangible assets of $586 million, a significant portion of which relates to the franchise trademarks intangible asset. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of each of the other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company’s indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. During the fourth quarter of 2023, the Company performed its annual impairment assessment of indefinite-lived intangible assets. This assessment resulted in the recognition of an impairment of the franchise trademarks intangible asset of $25 million.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual trademarks intangible asset impairment assessment, including controls over the valuation of the franchise trademarks intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the franchise trademarks intangible asset; (ii) evaluating the appropriateness of the relief from royalty method used by management; (iii) testing the completeness and accuracy of the underlying data used by management in the relief from royalty method; and (iv) evaluating the significant assumptions used by management related to future revenues and discount rate. Evaluating management’s assumption related to future revenues involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the business associated with the trademark; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 20, 2024

We have served as the Company's auditor since 2009.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of December 31, 2023 and 2022, and the related consolidated statements of operations, of comprehensive (loss) income and of cash flows for each of the three years in the period ended December 31, 2023, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2023 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessments—Cartus Reporting Unit
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,499 million as of December 31, 2023, a portion of which related to the Cartus reporting unit within the Franchise Group segment. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying value of each reporting unit to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the discounted cash flow method under the income approach. The fair value of the Company’s reporting units is determined utilizing the best estimate of future revenues, operating expenses, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates. Beginning in the fourth quarter of 2023, the Company reorganized its internal reporting structure within the Franchise Group segment. As a result of this reorganization, the Company reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. Management performed its annual impairment assessment on the affected reporting units on both a pre- and post-reorganization basis. The post-reorganization assessment resulted in the recognition of an impairment of goodwill at the Franchise Group segment related to the Cartus reporting unit of $25 million.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessments of the Cartus reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimates of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, certain operating expenses, and discount rates; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessments, including controls over the valuation of the Cartus reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimates of the Cartus reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used by management in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues, certain operating expenses, and discount rates. Evaluating management’s assumptions related to future revenues and certain operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rates assumption.
Annual Indefinite-Lived Asset Impairment Assessment—Franchise Trademarks Intangible Asset
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $614 million as of December 31, 2023, including trademark intangible assets of $586 million, a significant portion of which relates to the franchise trademarks intangible asset. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of each of the other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company’s indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates. During the fourth quarter of 2023, the Company performed its annual impairment assessment of indefinite-lived intangible assets. This assessment resulted in the recognition of an impairment of the franchise trademarks intangible asset of $25 million.
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
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual trademarks intangible asset impairment assessment, including controls over the valuation of the franchise trademarks intangible asset. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the franchise trademarks intangible asset; (ii) evaluating the appropriateness of the relief from royalty method used by management; (iii) testing the completeness and accuracy of the underlying data used by management in the relief from royalty method; and (iv) evaluating the significant assumptions used by management related to future revenues and discount rate. Evaluating management’s assumption related to future revenues involved evaluating whether the assumption used by management was reasonable considering (i) the current and past performance of the business associated with the trademark; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the relief from royalty method and (ii) the reasonableness of the discount rate assumption.
/s/ PricewaterhouseCoopers LLP
Florham Park, New Jersey
February 20, 2024

We have served as the Company's auditor since 2009.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Revenues
Gross commission income	$4,570	$5,538	$6,118
Service revenue	569	793	1,180
Franchise fees	351	417	521
Other	146	160	164
Net revenues	5,636	6,908	7,983
Expenses
Commission and other agent-related costs	3,664	4,415	4,753
Operating	1,147	1,377	1,669
Marketing	215	252	263
General and administrative	422	388	441
Former parent legacy cost, net	18	1	1
Restructuring costs, net	49	32	17
Impairments	65	483	4
Depreciation and amortization	196	214	204
Interest expense, net	151	113	190
(Gain) loss on the early extinguishment of debt	(169)	96	21
Other income, net	—	(140)	(15)
Total expenses	5,758	7,231	7,548
(Loss) income before income taxes, equity in (earnings) losses and noncontrolling interests	(122)	(323)	435
Income tax (benefit) expense	(15)	(68)	133
Equity in (earnings) losses of unconsolidated entities	(9)	28	(48)
Net (loss) income	(98)	(283)	350
Less: Net loss (income) attributable to noncontrolling interests	1	(4)	(7)
Net (loss) income attributable to Anywhere and Anywhere Group	$(97)	$(287)	$343

(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(0.88)	$(2.52)	$2.95
Diluted (loss) earnings per share	$(0.88)	$(2.52)	$2.85
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	110.3	113.8	116.4
Diluted	110.3	113.8	120.2

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net (loss) income	$(98)	$(283)	$350
Currency translation adjustment	—	—	(1)
Defined Benefit Plans:
Actuarial gain for the plans	2	1	10
Less: amortization of actuarial gain (loss) to periodic pension cost	(3)	(2)	(3)
Defined benefit plans	5	3	13
Other comprehensive income, before tax	5	3	12
Income tax expense related to items of other comprehensive income	1	1	3
Other comprehensive income, net of tax	4	2	9
Comprehensive (loss) income	(94)	(281)	359
Less: comprehensive loss (income) attributable to noncontrolling interests	1	(4)	(7)
Comprehensive (loss) income attributable to Anywhere and Anywhere Group	$(93)	$(285)	$352

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$106	$214
Restricted cash	13	4
Trade receivables (net of allowance for doubtful accounts of $18 and $12)	105	201
Relocation receivables	138	210
Other current assets	218	205
Total current assets	580	834
Property and equipment, net	280	317
Operating lease assets, net	380	422
Goodwill	2,499	2,523
Trademarks	586	611
Franchise agreements, net	887	954
Other intangibles, net	127	150
Other non-current assets	500	572
Total assets	$5,839	$6,383
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$99	$184
Securitization obligations	115	163
Current portion of long-term debt	307	366
Current portion of operating lease liabilities	113	122
Accrued expenses and other current liabilities	573	470
Total current liabilities	1,207	1,305
Long-term debt	2,235	2,483
Long-term operating lease liabilities	333	371
Deferred income taxes	207	239
Other non-current liabilities	176	218
Total liabilities	4,158	4,616
Commitments and contingencies (Note 15)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2023 and December 31, 2022	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 110,488,093 shares issued and outstanding at December 31, 2023 and 109,480,357 shares issued and outstanding at December 31, 2022	1	1
Additional paid-in capital	4,813	4,805
Accumulated deficit	(3,091)	(2,994)
Accumulated other comprehensive loss	(44)	(48)
Total stockholders' equity	1,679	1,764
Noncontrolling interests	2	3
Total equity	1,681	1,767
Total liabilities and equity	$5,839	$6,383

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net (loss) income	$(98)	$(283)	$350
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	196	214	204
Deferred income taxes	(33)	(96)	72
Impairments	65	483	4
Amortization of deferred financing costs and debt discount (premium)	8	9	18
(Gain) loss on the early extinguishment of debt	(169)	96	21
Loss (gain) on the sale of businesses, investments or other assets, net	2	(135)	(11)
Equity in (earnings) losses of unconsolidated entities	(9)	28	(48)
Stock-based compensation	12	22	29
Mark-to-market adjustments on derivatives	—	(40)	(14)
Other adjustments to net (loss) income	(6)	(7)	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	97	(55)	4
Relocation receivables	72	(96)	—
Other assets	105	(13)	(10)
Accounts payable, accrued expenses and other liabilities	(47)	(195)	17
Dividends received from unconsolidated entities	8	3	51
Other, net	(16)	(27)	(41)
Net cash provided by (used in) operating activities	187	(92)	643
Investing Activities
Property and equipment additions	(72)	(109)	(101)
Payments for acquisitions, net of cash acquired	(1)	(17)	(26)
Net proceeds from the sale of businesses	8	63	15
Investment in unconsolidated entities	(1)	(22)	(39)
Proceeds from the sale of investments in unconsolidated entities	6	13	—
Other, net	1	17	4
Net cash used in investing activities	(59)	(55)	(147)
See Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2023	2022	2021
Financing Activities
Net change in Revolving Credit Facility	(65)	350	—
Repayments of Term Loan A Facility and Term Loan B Facility	—	—	(1,490)
Proceeds from issuance of Senior Secured Second Lien Notes	640	—	—
Proceeds from issuance of Senior Notes	—	1,000	905
Redemption of Senior Secured Second Lien Notes	—	(550)	—
Redemption and repurchases of Senior Notes	(688)	(956)	—
Proceeds from issuance of Exchangeable Senior Notes	—	—	403
Payments for purchase of Exchangeable Senior Notes hedge transactions	—	—	(67)
Proceeds from issuance of Exchangeable Senior Notes warrant transactions	—	—	46
Amortization payments on term loan facilities	(16)	(10)	(10)
Net change in securitization obligations	(48)	44	12
Debt issuance costs	(13)	(22)	(20)
Cash paid for fees associated with early extinguishment of debt	(2)	(83)	(11)
Repurchase of common stock	—	(97)	—
Taxes paid related to net share settlement for stock-based compensation	(4)	(16)	(9)
Other, net	(31)	(36)	(34)
Net cash used in financing activities	(227)	(376)	(275)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	(2)	(1)
Net (decrease) increase in cash, cash equivalents and restricted cash	(99)	(525)	220
Cash, cash equivalents and restricted cash, beginning of period	218	743	523
Cash, cash equivalents and restricted cash, end of period	$119	$218	$743

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $12, $7 and $4 respectively)	$168	$164	$188
Income tax payments, net	14	62	64
See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Anywhere Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at January 1, 2021	115.5	$1	$4,876	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	343	—	7	350
Other comprehensive income	—	—	—	—	9	—	9
Equity component of Exchangeable Senior Notes issuance, net	—	—	53	—	—	—	53
Purchase of Exchangeable Senior Notes note hedge transactions	—	—	(67)	—	—	—	(67)
Tax benefit related to purchase of Exchangeable Senior Notes note hedge transactions	—	—	18	—	—	—	18
Issuance of Exchangeable Senior Notes warrant transactions	—	—	46	—	—	—	46
Exercise of stock options	0.1	—	1	—	—	—	1
Stock-based compensation	—	—	29	—	—	—	29
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(9)	—	—	—	(9)
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net (loss) income	—	—	—	(287)	—	4	(283)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	(8.8)	—	(97)	—	—	—	(97)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	22	—	—	—	22
Issuance of shares for vesting of equity awards	2.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.8)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(8)	(8)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net loss	—	—	—	(97)	—	(1)	(98)
Other comprehensive income	—	—	—	—	4	—	4
Stock-based compensation	—	—	12	—	—	—	12
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(4)	—	—	—	(4)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
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
Business Description
The Company reports its operations in the following three business segments (the number of offices and agents are unaudited):
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of December 31, 2023, the Company's real estate franchise systems and proprietary brands had approximately 322,500 independent sales agents worldwide, including approximately 188,300 independent sales agents operating in the U.S. (which included approximately 56,700 company owned brokerage independent sales agents). As of December 31, 2023, the Company's real estate franchise systems and proprietary brands had approximately 18,900 offices worldwide in 119 countries and territories, including approximately 5,600 brokerage offices in the U.S. (which included approximately 620 company owned brokerage offices). This segment also includes the Company's global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 620 owned and operated brokerage offices with approximately 56,700 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes the Company's share of equity earnings or losses from the Company's minority-owned real estate auction joint venture.
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
During the second quarter of 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity interest from 30% to 26% and resulting in a gain of $4 million. During the first quarter of 2023, the Company sold an additional portion of its interest in the Title Insurance Underwriter Joint Venture to a third party, reducing the Company's equity interest from 26% to 25% and resulting in a gain of $1 million. See Note 4, "Equity Method Investments", for additional information related to the Title Insurance Underwriter Joint Venture.
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
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $13 million and $4 million at December 31, 2023 and 2022, respectively.
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
DERIVATIVE INSTRUMENTS
The Company recorded derivatives and hedging activities on the balance sheet at their respective fair values. The Company historically used interest rate swaps to manage its exposure to future interest rate volatility associated with its variable rate borrowings, however the Company had no outstanding interest rate swaps at December 31, 2023. See Note 18, "Risk Management and Fair Value of Financial Instruments", for further discussion of interest rate swaps held in prior years.
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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, generally from 1 to 5 years, when such software is ready for use. The net carrying value of software developed or obtained for internal use was $134 million and $140 million at December 31, 2023 and 2022, respectively.
LEASES
See Note 6, "Leases", for discussion.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,499 million and $614 million, respectively, at December 31, 2023 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.
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
The impairment assessment is performed at the reporting unit level and compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge for the excess is recorded on the "Impairments" line in the accompanying Consolidated Statements of Operations.

Beginning in the fourth quarter of 2023, the Company reorganized its internal reporting structure within the Franchise Group Segment. There were no changes to the Company's reportable segments, which continue to be identified and presented as Owned Brokerage Group, Franchise Group, and Title Group, as separate financial information is maintained and regularly employed by the Company's chief operating decision maker for each of these reportable segments as it relates to performance assessment and resource allocation.
However, the reorganization changed the composition of the existing reporting units within the Franchise Group reportable segment which included the franchise services reporting unit and the Cartus/Leads reporting unit. Subsequent to the reorganization, the lead generation business is included within the franchise services reporting unit resulting in the Owned Brokerage Group, franchise services, Title Group and Cartus reporting units.
As a result of this reorganization, the Company reassigned assets and liabilities to the applicable reporting units and allocated goodwill using the relative fair value approach. The Company performed its annual impairment assessment (or transition assessment) on the affected reporting units on both a pre- and post-reorganization basis.
As part of the pre-reorganization impairment assessment, the Company utilized the discounted cash flow method under the income approach to estimate the fair values as of October 1, 2023 for the pre-reorganization reporting units. This assessment did not result in an impairment. The Company then performed its impairment assessment as of October 1, 2023 for the post-reorganization reporting units again using the discounted cash flow method under the income approach to estimate the fair value of its reporting units. This assessment resulted in a goodwill impairment of $25 million at the Cartus reporting unit. In addition, as part of the Company's annual impairment assessment, it was identified that franchise trademarks were impaired by $25 million. The annual impairment assessment indicated that impairment charges were not necessary for the Company's other reporting units or other indefinite-lived intangibles.
In assessing the potential impact of reducing the estimated fair value by 10% for each of the passing reporting units and other indefinite-lived intangible assets, management concluded that, excluding the Company's trademarks, no impairment of goodwill or indefinite-lived intangibles would have been recognized for 2023. The fair value of trademarks is determined using the relief from royalty method which exhibits sensitivity to variations in projected revenues. For the remaining tradenames that were not impaired, which include Title Group and Cartus, the fair value exceeded the carrying value by approximately 3%.
During the fourth quarter of 2022, the Company performed its annual impairment assessment of goodwill and other indefinite-lived intangible assets. The decline in transaction volume during 2022 largely due to rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns resulted in lower homesale transaction volume for the brokerage and franchise business and lower referral volume for the lead generation business. These market conditions as well as an increase in the weighted average cost of capital resulted in the recognition of an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus/Leads Group reporting unit and an impairment of franchise trademarks of $76 million. The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the passing reporting units and indefinite-lived intangible assets by 10% and determined that no impairment of goodwill or indefinite-lived intangibles would have been recognized under this evaluation for 2022 with the exception of the title trademark. The fair value of trademarks is determined using the relief from royalty method which is sensitive to fluctuations in projected revenues.
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

ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the "Marketing" expense line item on the Company’s Consolidated Statements of Operations, were approximately $140 million, $175 million and $192 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company systematically reviews and evaluates the relevance and implications of all Accounting Standards Updates. While recently issued standards not expressly listed below were scrutinized, they were deemed either inapplicable or anticipated to have minimal impact on the Company's consolidated financial position or results of operations.
The FASB issued a new standard on Improvements to Reportable Segment Disclosures. This standard does not alter the methodology employed by the Company in identifying its operating segments, aggregating those operating segments or applying the quantitative thresholds to determine its reportable segments. Instead, the new standard adds required disclosures concerning significant segment expenses that are regularly provided to or easily computed from information regularly provided to by the chief operating decision maker ("CODM") and included within the Company's reported measure of segment profit of loss, as well as certain other disclosures. The new standard also allows disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance by the CODM. Furthermore, certain annual disclosures will be required on an interim basis. The new standard is effective for all calendar year end companies in 2024, and interim periods in 2025, with early adoption permitted. The new guidance should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact of the new guidance on its financial statement disclosures.
The FASB issued a new standard addressing Improvements to Income Tax Disclosures. This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The new standard is effective for all calendar year end companies in 2025, and interim periods in 2026, with early adoption permitted. The new guidance should be adopted on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of the new guidance on its financial statement disclosures.

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

	Years Ended December 31, 2023 vs December 31, 2022
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross commission income (a)	$—	$—	$4,570	$5,538	$—	$—	$—	$—	$4,570	$5,538
Service revenue (b)	223	260	21	22	325	511	—	—	569	793
Franchise fees (c)	652	775	—	—	—	—	(301)	(358)	351	417
Other (d)	108	110	37	46	15	19	(14)	(15)	146	160
Net revenues	$983	$1,145	$4,628	$5,606	$340	$530	$(315)	$(373)	$5,636	$6,908

	Years Ended December 31, 2022 vs December 31, 2021
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2022	2021	2022	2021	2022	2021	2022	2021	2022	2021
Gross commission income (a)	$—	$—	$5,538	$6,118	$—	$—	$—	$—	$5,538	$6,118
Service revenue (b)	260	227	22	29	511	924	—	—	793	1,180
Franchise fees (c)	775	914	—	—	—	—	(358)	(393)	417	521
Other (d)	110	108	46	42	19	28	(15)	(14)	160	164
Net revenues	$1,145	$1,249	$5,606	$6,189	$530	$952	$(373)	$(407)	$6,908	$7,983
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
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees decreased from $26 million at January 1, 2023 to $19 million at December 31, 2023 primarily due to amounts recognized into revenue matching expenses for marketing activities, offset by additional fees received from franchisees during the year ended December 31, 2023.
International Franchisees
The Company utilizes a direct franchising model outside of the U.S. for Sotheby's International Realty® and Corcoran® and, in some cases, Better Homes and Gardens® Real Estate. For all other brands, the Company generally employs a master franchise model outside of the U.S., whereby it contracts with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. Under both the direct and master franchise models outside of the U.S., the Company enters into long-term franchise agreements (generally 25 years in duration) and receives an initial area development fee ("ADF") and ongoing royalties. Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. Under the direct franchise model, a royalty fee is paid to the Company on transactions conducted by its franchisees in the applicable country or region. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the Consolidated Balance Sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Anywhere’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination. The balance for deferred ADFs decreased from $40 million at January 1, 2023 to $39 million at December 31, 2023 due to $4 million of revenues recognized during the year ended December 31, 2023 that were included in the deferred revenue balance at the beginning of the period, partially offset by $3 million of ADFs received during the year ended December 31, 2023.
In addition, the Company recognizes a deferred asset for commissions paid to Anywhere franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The Company classifies prepaid commissions as current or non-current assets in the Consolidated Balance Sheets based on the expected timing of expense recognition. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years). The amount of prepaid commissions was $29 million and $28 million at December 31, 2023 and 2022, respectively.
Franchise Other
Through Cartus, the Company offers a broad range of employee relocation services to clients designed to manage all aspects of transferring their employees ("transferees") and provides value through the generation of leads to real estate agent and brokerage participants. These services include, but are not limited to, homesale assistance, relocation policy counseling and group move management services, expense processing and relocation-related accounting, and visa and immigration support. The Company also arranges household goods moving services and provides support for all aspects of moving a transferee's household goods. There are a number of different revenue streams associated with relocation services including fees earned from real estate brokers and household goods moving companies that provide services to the transferee which are recognized at a point in time at the completion of services. The Company earns revenues from outsourcing management fees charged to clients that may cover several of the relocation services listed above, according to the clients' specific needs. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for deferred outsourcing management fees decreased from $4 million at January 1, 2023 to $3 million at December 31, 2023 due to $43 million of revenues recognized during the year as performance obligations were satisfied, offset by a $42 million increase primarily related to additions for management fees billed on new relocation files in advance of the Company satisfying its performance obligation.
Through the Leads Group, the Company provides high-quality leads to independent sales agents, through real estate benefit programs that provide home-buying and selling assistance to customers of lenders, organizations such as credit unions and interest groups that have established members who are buying or selling a home as well as to consumers and corporations who have expressed interest in a certain brand, product or service (such as relocation services), including those offered by Anywhere. The Leads Group also directs the Company's broker-to-broker business, which generates leads by brokers affiliated with one of its network brokerages, including the Anywhere Leads Network. The networks consist of real estate brokers, including company owned brokerage operations, as well as franchisees and independent real estate brokers who have been approved to become members of one or more networks. Member brokers of the networks receive leads from the Company's real estate benefit programs (including via Cartus) and each other in exchange for a fee paid to the Leads Group. Network fees are billed in advance and recognized into revenue on a straight-line basis each month during the membership period. The balance for deferred network fees increased from zero at January 1, 2023 to $2 million at December 31, 2023 due to a $6 million increase related to new network fees, offset by $4 million of revenues recognized during the year that were included in the deferred revenue balance at the beginning of the period.
Owned Brokerage Group
As an owner-operator of real estate brokerages, the Company assists home buyers and sellers in listing, marketing, selling and finding homes. Real estate commissions earned by the Company’s real estate brokerage business are recorded as revenue at a point in time which is upon the closing of a real estate transaction (i.e., purchase or sale of a home). These revenues are referred to as gross commission income. The commissions the Company pays to real estate agents are recognized concurrently with associated revenues and presented as the "Commission and other agent-related costs" line item on the accompanying Consolidated Statements of Operations.
The Company has relationships with developers in select major cities (in particular, New York City) to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when units within the new development close. The balance of advanced commissions related to developments increased from $11 million at January 1, 2023 to $12 million at December 31, 2023 due to a $6 million increase related to additional commissions received for new developments, offset by a $5 million decrease as a result of revenues recognized on units closed.
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
Deferred Revenue
The following table shows the total change in the Company's contract liabilities related to revenue contracts by reportable segment (as discussed in detail above) for the year ended December 31, 2023:

	Year Ended December 31, 2023
	Beginning Balance at January 1, 2023	Additions during the period	Recognized as Revenue during the period	Ending Balance at December 31, 2023
Franchise Group (a)	$80	$154	$(165)	$69
Owned Brokerage Group	14	9	(8)	15
Total	$94	$163	$(173)	$84
_______________
(a)Revenues recognized include intercompany marketing fees paid by Owned Brokerage Group.
The majority of the Company's contracts are transactional in nature or have a duration of one-year or less. Accordingly, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.

4.    EQUITY METHOD INVESTMENTS
The Company applies the equity method of accounting for investments in ventures when it possesses significant influence over operational and financial decisions but lacks controlling interests. The Company records its proportionate share of net earnings or losses from these equity method investments under the "Equity in (earnings) losses of unconsolidated entities" line in the Consolidated Statements of Operations. Investments not subject to the equity method are valued at fair market value with adjustments recognized in net income. If the fair value is not readily determinable, these investments are measured at cost minus impairment (if any), plus or minus changes reflecting observable price changes in orderly transactions for an identical or similar investment.
The Company has various equity method investments classified within other non-current assets on the Consolidated Balance Sheets. Although the Company holds certain governance rights, it lacks controlling financial or operational interests in these investments. Equity earnings or losses attributable to these investments are included in the financial results of the Title Group and Owned Brokerage Group reportable segments. The Company's equity method investment balances at December 31, 2023 and 2022 were as follows:

	December 31,
	2023	2022
Guaranteed Rate Affinity (1)	$67	$72
Title Insurance Underwriter Joint Venture (2)	74	75
Other Title Group equity method investments (3)	11	10
Total Title Group equity method investments	152	157
Owned Brokerage Group equity method investments (4)	26	27
Total equity method investments	$178	$184
_______________
(1)Guaranteed Rate Affinity is the Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc which originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country. The Company received $5 million in cash dividends from Guaranteed Rate Affinity during the year ended December 31, 2023.
(2)Includes the Company's 25% equity interest in the Title Insurance Underwriter Joint Venture formed in March 2022 as a result of the sale of the Company's Title Underwriter. See Note 1, "Basis of Presentation—Sale of the Title Insurance Underwriter", for additional information related to the sale of the Title Underwriter and subsequent sales of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.
(3)Includes Title Group's various other equity method investments. The Company invested an additional $1 million and received $3 million in cash dividends related to these investments during the year ended December 31, 2023.
(4)Includes the Company's 50% owned unconsolidated real estate auction joint venture with Sotheby's which holds an 80% ownership stake in Sotheby's Concierge Auctions, a global luxury real estate auction marketplace that partners with real estate agents to host luxury online auctions for clients, the Company's former 49% investment in RealSure (operations were ceased in the fourth quarter of 2022), and other brokerage related investments. The Company recorded a $3 million loss on the sale of a brokerage related investment during the year ended December 31, 2023.
The Company recorded equity in (earnings) losses from its equity method investments as follows:

	Year Ended December 31,
	2023	2022	2021
Guaranteed Rate Affinity	$—	$22	$(49)
Title Insurance Underwriter Joint Venture	(4)	(6)	—
Other Title Group equity method investments	(3)	(5)	(6)
Owned Brokerage Group equity method investments	(2)	17	7
Equity in (earnings) losses of unconsolidated entities	$(9)	$28	$(48)

5.    PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2023	2022
Furniture, fixtures and equipment	$146	$174
Capitalized software	530	492
Finance lease assets	81	85
Building and leasehold improvements	285	290
Land	2	3
Gross property and equipment	1,044	1,044
Less: accumulated depreciation	(764)	(727)
Property and equipment, net	$280	$317
The Company recorded depreciation expense related to property and equipment of $106 million, $118 million and $110 million for the years ended December 31, 2023, 2022 and 2021, respectively.
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

Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,
Lease Type	Balance Sheet Classification	2023	2022
Assets:
Operating lease assets	Operating lease assets, net	$380	$422
Finance lease assets (a)	Property and equipment, net	29	34
Total lease assets, net		$409	$456
Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$113	$122
Finance lease liabilities	Accrued expenses and other current liabilities	9	11
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	333	371
Finance lease liabilities	Other non-current liabilities	12	14
Total lease liabilities		$467	$518

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		5.0	5.3
Finance leases		3.0	2.9

Weighted average discount rate:
Operating leases		4.6%	4.3%
Finance leases		4.8%	3.9%
_______________
(a)Finance lease assets are recorded net of accumulated amortization of $52 million and $50 million at December 31, 2023 and 2022, respectively.
As of December 31, 2023, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2024	$126	$9	$135
2025	113	6	119
2026	86	5	91
2027	62	2	64
2028	42	—	42
Thereafter	72	—	72
Total lease payments	501	22	523
Less: Interest	55	1	56
Present value of lease liabilities	$446	$21	$467
Supplemental income statement information related to the Company's leases is as follows:

	Year Ended December 31,
Lease Costs	2023	2022	2021
Operating lease costs	$132	$140	$141
Finance lease costs:
Amortization of leased assets	12	12	12
Interest on lease liabilities	1	1	1
Other lease costs (a)	23	23	24
Impairment (b)	11	6	2
Less: Sublease income, gross	2	2	2
Net lease cost	$177	$180	$178

_______________
(a)Primarily consists of variable lease costs.
(b)Impairment charges relate to the exit and sublease of certain real estate operating leases.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2023	2022	2021
Supplemental cash flow information:
Operating cash flows from operating leases	$148	$162	$162
Operating cash flows from finance leases	1	1	1
Financing cash flows from finance leases	13	13	13

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$92	$92	$134
Finance leases	7	14	6

7.    GOODWILL AND INTANGIBLE ASSETS
Impairment of Goodwill and Other Indefinite-lived Intangibles
During the fourth quarter of 2023, the Company performed its impairment assessment of goodwill and other indefinite-lived intangible assets. As a result of the assessment, goodwill at Franchise Group related to the Cartus reporting unit was impaired by $25 million and franchise trademarks were impaired by $25 million. The results of the Company's annual impairment assessment indicated no impairment charges were required for the other reporting units or other indefinite-lived intangibles. See Note 2, "Summary of Significant Accounting Policies—Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets", for additional information.
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment is as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2021	$3,953	$1,067	$482	$5,502
Goodwill acquired (a)	—	21	5	26
Goodwill reduction (b)	—	—	(32)	(32)
Goodwill (gross) at December 31, 2022	3,953	1,088	455	5,496

Accumulated impairment losses at December 31, 2021	(1,447)	(808)	(324)	(2,579)
Goodwill impairment	(114)	(280)	—	(394)
Accumulated impairment losses at December 31, 2022	(1,561)	(1,088)	(324)	(2,973)

Goodwill (net) at December 31, 2022	$2,392	$—	$131	$2,523

Goodwill (gross) at December 31, 2022	$3,953	$1,088	$455	$5,496
Goodwill acquired (c)	—	1	—	1
Goodwill reduction	—	—	—	—
Goodwill (gross) at December 31, 2023	3,953	1,089	455	5,497

Accumulated impairment losses at December 31, 2022	(1,561)	(1,088)	(324)	(2,973)
Goodwill impairment	(25)	—	—	(25)
Accumulated impairment losses at December 31, 2023 (d)	(1,586)	(1,088)	(324)	(2,998)

Goodwill (net) at December 31, 2023	$2,367	$1	$131	$2,499

_______________
(a)Goodwill acquired during the year ended December 31, 2022 relates to the acquisition of four real estate brokerage operations and two title and settlement operations.
(b)Goodwill reduction during the year ended December 31, 2022 relates to the sale of the Title Underwriter during the first quarter of 2022 (see Note 1, "Basis of Presentation", for a description of the transaction).
(c)Goodwill acquired during the year ended December 31, 2023 relates to the acquisition of one real estate brokerage operation.
(d)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
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
Intangible Assets
Intangible assets are as follows:

	As of December 31, 2023			As of December 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,123	$887	$2,010	$1,056	$954
Indefinite life—Trademarks (b)	$586		$586	$611		$611
Other Intangibles
Amortizable—License agreements (c)	$45	$16	$29	$45	$15	$30
Amortizable—Customer relationships (d)	454	385	69	456	366	90
Indefinite life—Title plant shares (e)	28		28	28		28
Amortizable—Other (f)	7	6	1	11	9	2
Total Other Intangibles	$534	$407	$127	$540	$390	$150
_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise, title and relocation trademarks which are expected to generate future cash flows for an indefinite period of time. Franchise trademarks were impaired by $25 million during the fourth quarter of 2023 as a result of the Company's annual impairment assessment.
(c)Relates to the Sotheby’s International Realty® and Better Homes and Gardens® Real Estate agreements which are being amortized over 50 years (the contractual term of the license agreements).
(d)Relates to the customer relationships which are being amortized over a period of 10 to 20 years.
(e)Ownership in a title plant is required to transact title insurance in certain states. The Company expects to generate future cash flows for an indefinite period of time.
(f)Consists of covenants not to compete which are amortized over their contract lives and other intangibles which are generally amortized over periods ranging from 3 to 5 years.
Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2023	2022	2021
Franchise agreements	$67	$67	$67
License agreements	1	1	1
Customer relationships	21	21	22
Other	1	7	4
Total	$90	$96	$94

Based on the Company’s amortizable intangible assets as of December 31, 2023, the Company expects related amortization expense to be approximately $89 million, $89 million, $89 million, $74 million, $68 million and $577 million in 2024, 2025, 2026, 2027, 2028 and thereafter, respectively.
8.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	December 31,
	2023	2022
Prepaid contracts and other prepaid expenses	$78	$81
Prepaid agent incentives	49	55
Franchisee sales incentives	30	30
Other	61	39
Total other current assets	$218	$205
Accrued expenses and other current liabilities consisted of:

	December 31,
	2023	2022
Accrued payroll and related employee costs	$158	$110
Advances from clients	29	15
Accrued volume incentives	28	39
Accrued commissions	34	44
Restructuring accruals	14	14
Deferred income	53	62
Accrued interest	34	40
Current portion of finance lease liabilities	9	11
Due to former parent	38	20
Other	176	115
Total accrued expenses and other current liabilities	$573	$470

9.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2023	2022
Revolving Credit Facility	$285	$350
Term Loan A Facility	206	221
7.00% Senior Secured Second Lien Notes	627	—
5.75% Senior Notes	576	899
5.25% Senior Notes	451	985
0.25% Exchangeable Senior Notes	397	394
Total Short-Term & Long-Term Debt	$2,542	$2,849
Securitization Obligations:
Apple Ridge Funding LLC	$115	$163

Indebtedness Table
As of December 31, 2023, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (2)	$285	$ *	$285
Term Loan A Facility	(2)	February 2025	206	—	206
Senior Secured Second Lien Notes (3)	7.00%	April 2030	640	13	627
Senior Notes (3)(4)	5.75%	January 2029	576	—	576
Senior Notes (3)(4)	5.25%	April 2030	457	6	451
Exchangeable Senior Notes (5)	0.25%	June 2026	403	6	397
Total Short-Term & Long-Term Debt			$2,567	$25	$2,542
Securitization obligations: (6)
Apple Ridge Funding LLC		May 2024	$115	$ *	$115
_______________

*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of December 31, 2023, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of December 31, 2023, there were $285 million outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit. On February 14, 2024, the Company had $383 million outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit.
(2)See below under the header "Senior Secured Credit Agreement and Term Loan A Agreement" for additional information.
(3)See below under the headers "Debt Exchange Transactions" and "7.00% Senior Secured Second Lien Notes" for additional information with respect to the debt exchange transactions, as well as, under the header "Open Market Repurchases of 5.75% and 5.25% Senior Notes" for additional information with respect to open market repurchases in the third quarter of 2023.
(4)See below under the header "Unsecured Notes" for additional information.
(5)See below under the header "Exchangeable Senior Notes" for additional information.
(6)See below under the header "Securitization Obligations" for additional information.
Maturities Table
As of December 31, 2023, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

Year	Amount
2024 (a)	$307
2025	184
2026	403
2027	—
2028	—
_______________

(a)The current portion of long-term debt of $307 million shown on the Consolidated Balance Sheets consists of $285 million outstanding borrowings under the Revolving Credit Facility as of December 31, 2023 and four quarters of 2024 amortization payments totaling $22 million for the Term Loan A Facility. Outstanding borrowings under the Revolving Credit Facility are classified on the balance sheet as current due to the revolving nature and terms and conditions of the facilities.
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
The maturity date of the Revolving Credit Facility is July 27, 2027 and may spring forward to an earlier date as follows: (i) if on or before March 16, 2026, the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026), the maturity date of the Revolving Credit Facility will be March 16, 2026 and (ii) if on or before November 9, 2024, the "term A loans" under the Term Loan A Agreement have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise repaid by November 9, 2024), the maturity date of the Revolving Credit Facility will be November 9, 2024.
Senior Secured Credit Facility
The Senior Secured Credit Facility includes a $1,100 million Revolving Credit Facility which includes a $150 million letter of credit sub-facility.
The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Anywhere Group's option, Term SOFR plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR"), plus (in each case) an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable SOFR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended December 31, 2023.
The obligations under the Senior Secured Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Anywhere Group, Anywhere Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries and subject to certain exceptions.
The Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Anywhere Group maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the Apple Ridge securitization obligations or our unsecured indebtedness, including the Unsecured Notes and the Exchangeable Senior Notes. At December 31, 2023, Anywhere Group was in compliance with the senior secured leverage ratio covenant.
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
In May 2023, the Company entered into an amendment to the Term Loan Agreement which replaced London Interbank Offering Rate ("LIBOR") with Term SOFR plus a 10 basis point credit spread adjustment as the applicable benchmark for the Term Loan A Facility (the applicable margin for the Term Loan A Facility remained the same). Interest rates with respect to outstanding borrowings under the Extended Term Loan A is based on, at the Company's option, Term SOFR plus a 10 basis point credit spread adjustment or ABR, plus (in each case) an additional margin subject to adjustment based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable SOFR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended December 31, 2023.
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
7.00% Senior Secured Second Lien Notes
The 7.00% Senior Secured Second Lien Notes mature on April 15, 2030 and interest is payable semiannually on April 15 and October 15 of each year which commenced October 15, 2023.
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
The indentures governing the 7.00% Senior Secured Second Lien Notes contain various covenants that limit the ability of Anywhere Intermediate, Anywhere Group and Anywhere Group's restricted subsidiaries to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing the 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, as described below under the header "Unsecured Notes".

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
Exchangeable Senior Notes
In June 2021, Anywhere Group issued $403 million of 0.25% Exchangeable Senior Notes due 2026. The net proceeds from the offering were used to pay the cost of the exchangeable note hedge transactions described below (partially offset by proceeds from the warrant transactions described below). The Exchangeable Senior Notes mature on June 15, 2026 with semiannually interest payments on June 15 and December 15.
The Exchangeable Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Anywhere Group that is a guarantor under the Senior Secured Credit Facility, Term Loan A Facility and Anywhere Group's outstanding debt securities and are guaranteed by Anywhere on an unsecured senior subordinated basis.
Noteholders have the right to exchange their Exchangeable Senior Notes before March 15, 2026 upon the occurrence of certain events (as described in the indenture governing the notes) and on or after March 15, 2026 at their election until the close of business on the second scheduled trading day immediately before the maturity date of the notes. Upon exchange, Anywhere Group will pay cash up to the principal amount being exchanged and pay or deliver cash, shares of the

Company’s common stock or a combination of both at the Company's election for the portion of the exchange obligation in excess of the aggregate principal amount being exchanged.
The initial exchange rate for Exchangeable Senior Notes is 40.8397 shares of the Company’s common stock per $1,000 principal amount of notes (which represents an initial exchange price of approximately $24.49 per share). The exchange rate and exchange price are subject to customary adjustments upon the occurrence of certain events and may be increased for a specified period of time if a “Make-Whole Fundamental Change” (as defined in the indenture governing the Exchangeable Senior Notes) occurs. Initially, a maximum of approximately 23,013,139 shares of the Company’s common stock may be issued upon the exchange of the Exchangeable Senior Notes, based on the initial maximum exchange rate of 57.1755 shares of the Company’s common stock per $1,000 principal amount of notes, which is subject to customary anti-dilution adjustment provisions.
The Exchangeable Senior Notes are redeemable, in whole or in part, at the Company's option between June 20, 2024 and maturity, if the Company’s common stock exceeds 130% of the exchange price for at least 20 trading days, at a cash redemption price equal to the principal amount of the Exchangeable Senior Notes to be redeemed plus accrued and unpaid interest. In addition, calling any Exchangeable Senior Notes for redemption will constitute a Make-Whole Fundamental Change which may increase the exchange rate applicable to the exchange of that note in certain circumstances. In addition, if certain corporate events that constitute a "Fundamental Change" (as defined in the indenture governing the Exchangeable Senior Notes) occurs, then noteholders may require the Company to repurchase their Exchangeable Senior Notes at a cash repurchase price equal to the principal amount of the notes to be repurchased, plus accrued and unpaid interest. The indenture governing the Exchangeable Senior Notes also provides for events of default which, if any of them occurs, would permit or require the principal of and accrued interest on the Exchangeable Senior Notes to become or to be declared due and payable.
At issuance in June 2021 and under accounting guidance applicable, the Company allocated $319 million to the debt liability and $53 million to additional paid in capital. The difference between the principal amount of the Exchangeable Senior Notes and the liability component, inclusive of issuance costs, represented the debt discount, which the Company amortized to interest expense over the term of the Exchangeable Senior Notes using an effective interest rate of 4.375%. As a result, the Company recognized non-cash interest expense of $8 million related to the Exchangeable Senior Notes during 2021. Upon the adoption of ASU 2020-06 on January 1, 2022, the Company derecognized the unamortized debt discount and related equity component associated with its Exchangeable Senior Notes resulting in an increase to Long-term debt of $65 million, a reduction to Additional paid-in capital of $53 million, net of taxes, and a reduction to Deferred tax liabilities of $17 million. The Company recorded a cumulative effect of adoption adjustment of $5 million, net of taxes, as a reduction to Accumulated deficit on January 1, 2022 related to the reversal of cumulative interest expense recognized for the amortization of the debt discount on its Exchangeable Senior Notes since issuance.
Exchangeable Note Hedge and Warrant Transactions
In relation to the pricing of the Exchangeable Senior Notes and the exercise by the initial purchasers to buy more notes, the Company engaged in exchangeable note hedge transactions with certain counterparties (the "Option Counterparties"). These transactions, which cost a total of $67 million, protect against potential dilution in the Company's common stock underlying the Notes, with adjustments similar to those applicable to the Exchangeable Senior Notes.
Simultaneously, as part of these transactions, the Company entered into warrant transactions with the Option Counterparties selling warrants to purchase, subject to customary adjustments, up to the same number of shares of the Company’s common stock. The initial strike price for the warrants was $30.6075 per share, and the Company received $46 million in cash from these transactions.
The combined effect of acquiring exchangeable note hedges and selling warrants is aimed at mitigating potential dilution and/or cash payments upon the exchange of the Exchangeable Senior Notes, effectively raising the overall exchange price from $24.49 to $30.6075 per share.
Upon issuance, the Company recorded a deferred tax liability of $20 million related to the Exchangeable Senior Notes debt discount and a deferred tax asset of $18 million related to the exchangeable note hedge transactions. These were netted and recorded within deferred income taxes in the Consolidated Balance Sheets. The deferred tax liability related to the Exchangeable Senior Notes debt discount was reversed on January 1, 2022, following the adoption of ASU 2020-06 as discussed above.

Securitization Obligations
Anywhere Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in May 2024. The securitization program included a seasonal increase provision which allowed for a temporary increase to $215 million of borrowing capacity from July 17 to October 15 of 2023, at which time it reverted back to $200 million of borrowing capacity. As of December 31, 2023, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $115 million being utilized leaving $85 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.
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
Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $146 million and $206 million of underlying relocation receivables and other related relocation assets at December 31, 2023 and 2022, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under the facility amounted to $12 million and $7 million for the years ended December 31, 2023 and 2022, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 7.5% and 4.2% for the years ended December 31, 2023 and 2022, respectively.
Gain/Loss on the Early Extinguishment of Debt and Write-Off of Financing Costs
During the year ended December 31, 2023, the Company recorded gains on the early extinguishment of debt totaling $169 million which consisted of $151 million as a result of the debt exchange transactions and $18 million as a result of the open market repurchases occurring in the third quarter of 2023 as discussed above.
During the year ended December 31, 2022, the Company recorded a loss on the early extinguishment of debt of $96 million, as a result of the refinancing transactions during 2022, which included $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes and 9.375% Senior Notes.
During the year ended December 31, 2021, the Company recorded losses on the early extinguishment of debt of $21 million and wrote off certain financing costs of $1 million to interest expense as a result of the refinancing transactions in January and February 2021, the pay down of $150 million of outstanding borrowings under the Term Loan B Facility in April 2021 and the pay downs of the Non-extended Term Loan A and the Term Loan B Facility in September 2021.

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
Domestic initial franchise fees and international area development fees were $5 million, $4 million and $5 million for each of the years ended December 31, 2023, 2022 and 2021, respectively. Franchise royalty revenue is recorded net of annual volume incentives provided to real estate franchisees of $43 million, $61 million and $87 million for the years ended December 31, 2023, 2022 and 2021, respectively.
The Company’s wholly-owned real estate brokerage services segment, Owned Brokerage Group, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. Owned Brokerage Group paid royalties to Franchise Group of $301 million, $358 million and $393 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Marketing fees are generally paid by the Company’s real estate franchisees and are generally calculated based on a specified percentage of gross closed commissions earned on real estate transactions, and may be subject to certain minimum and maximum payments. Brand marketing fund revenue was $82 million, $89 million and $92 million for the years ended December 31, 2023, 2022 and 2021, respectively, which included marketing fees paid to Franchise Group from Owned Brokerage Group of $14 million, $15 million and $14 million for the years ended December 31, 2023, 2022 and 2021, respectively. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.
The number of franchised and company owned offices in operation are as follows:

	(Unaudited) As of December 31,
	2023	2022	2021
Franchised (domestic and international):
Century 21®	11,972	13,611	14,246
ERA®	2,395	2,407	2,355
Coldwell Banker®	2,140	2,100	2,071
Coldwell Banker Commercial®	189	171	164
Sotheby’s International Realty®	1,071	1,035	986
Better Homes and Gardens® Real Estate	440	418	411
Corcoran®	96	82	122
Total Franchised	18,303	19,824	20,355
Company owned:
Coldwell Banker®	551	606	605
Sotheby’s International Realty®	44	44	41
Corcoran®	28	29	29
Total Company Owned	623	679	675

The number of franchised and company owned offices (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2023	2022	2021
Franchised (domestic and international):
Beginning balance	19,824	20,355	19,386
Additions	571	548	1,583
Terminations	(2,092)	(1,079)	(614)
Ending balance	18,303	19,824	20,355
Company owned:
Beginning balance	679	675	673
Additions	5	46	25
Closures	(61)	(42)	(23)
Ending balance	623	679	675
As of December 31, 2023, there were an insignificant number of franchise agreements that were executed for which offices are not yet operating. Additionally, as of December 31, 2023, there were an insignificant number of franchise agreements pending termination.
In order to assist franchisees in converting to one of the Company’s brands or as an incentive to renew their franchise agreement, the Company may at its discretion, provide incentives, primarily in the form of conversion notes or other note-backed funding. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts generally over the life of the franchise agreement. If the revenue performance thresholds are not met or the franchise agreement terminates, franchisees may be required to repay a portion of the outstanding notes. The amount of such franchisee conversion notes or other note-backed funding was $174 million and $182 million at December 31, 2023 and 2022, respectively. These notes are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a contra-revenue in the statement of operations related to the forgiveness and impairment of these notes and other sales incentives of $34 million, $45 million and $32 million for the years ended December 31, 2023, 2022 and 2021, respectively.
11.    EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
The Company’s defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. The net periodic pension cost for 2023 was $3 million and was comprised of interest cost of approximately $5 million and the amortization of the actuarial net loss of $3 million, offset by a benefit of $5 million for the expected return on assets. The net periodic pension benefit for 2022 was $1 million and was comprised of interest cost of approximately $4 million and the amortization of the actuarial net loss of $2 million, offset by a benefit of $7 million for the expected return on assets.
At December 31, 2023 and 2022, the accumulated benefit obligation of this plan was $100 million and $107 million, respectively, and the fair value of the plan assets were $86 million and $90 million, respectively, resulting in an unfunded accumulated benefit obligation of $14 million and $17 million, respectively, which is recorded in Other current and non-current liabilities in the Consolidated Balance Sheets.

Estimated future benefit payments from the plan as of December 31, 2023 are as follows:

Year	Amount
2024	$9
2025	9
2026	9
2027	9
2028	8
2029 through 2033	39
The minimum funding required during 2024 is estimated to be $3 million.
The following table presents the fair values of plan assets by category as of December 31, 2023:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity securities	—	—	—	—
Fixed income securities	—	35	—	35
Total	$3	$35	$—	$38
Plan assets measured at Net Asset Value ("NAV") (1)				48
Total plan assets				$86
_______________
(1)The fair values of these plan assets were determined using the NAV as a practical expedient and therefore have not been classified in the fair value hierarchy.
The following table presents the fair values of plan assets by category as of December 31, 2022:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$1	$—	$—	$1
Equity securities	—	50	—	50
Fixed income securities	—	39	—	39
Total plan assets	$1	$89	$—	$90
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. The related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $3 million at both December 31, 2023 and 2022.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain of its eligible employees an opportunity to accumulate funds for retirement and has a Company match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $21 million, $22 million and $20 million for the years ended December 31, 2023, 2022 and 2021, respectively.

12.    INCOME TAXES
The components of pretax (loss) income for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Domestic	$(119)	$(368)	$486
Foreign	6	17	(3)
Pretax (loss) income	$(113)	$(351)	$483
The components of income tax (benefit) expense consisted of the following:

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$9	$24	$29
State	5	—	30
Foreign	4	4	2
Total current	18	28	61
Deferred:
Federal	(31)	(78)	70
State	(2)	(18)	2
Foreign	—	—	—
Total deferred	(33)	(96)	72
Income tax (benefit) expense	$(15)	$(68)	$133
A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 21% to the actual expense was as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal tax benefits	1	3	6
Non-deductible equity compensation	(1)	—	1
Non-deductible executive compensation	(4)	(1)	1
Goodwill impairment	(5)	(8)	—
Uncertain tax positions	—	(1)	—
Tax credits (a)	6	7	—
Net change in valuation allowance	(5)	—	—
Other permanent differences	—	(2)	(1)
Effective tax rate	13%	19%	28%
_______________
(a)This item in 2022 includes a benefit related to the completion of a research tax credit study for tax years 2016 through 2022.

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities are as follows:

	December 31,
	2023	2022
Deferred income tax assets:
Net operating loss carryforwards	$36	$39
Tax credit carryforwards	28	27
Accrued liabilities and deferred income	117	86
Interest expense limitation carryforward	5	41
Operating leases	120	133
Minimum pension obligations	13	14
Provision for doubtful accounts	10	9
Liability for unrecognized tax benefits	2	1
Other	—	1
Total deferred tax assets	331	351
Less: valuation allowance	(25)	(20)
Total deferred income tax assets after valuation allowance	306	331
Deferred income tax liabilities:
Depreciation and amortization	384	433
Operating leases	99	111
Prepaid expenses	9	9
Basis difference in investment in joint ventures	21	17
Total deferred tax liabilities	513	570
Net deferred income tax liabilities	$(207)	$(239)
As of December 31, 2023, the Company’s deferred tax asset for net operating loss carryforwards is primarily related to certain state net operating loss carryforwards which expire between 2025 and 2034. The Company’s deferred tax asset for tax credits carryforwards is primarily related to foreign tax credits which expire between 2023 and 2033. The Company's interest expense limitation carryforward never expires.
Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2023, the Company’s gross liability for unrecognized tax benefits was $20 million, of which $18 million would affect the Company’s effective tax rate, if recognized. The Company does not expect that its unrecognized tax benefits will significantly change over the next twelve months.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax returns for the 2006 through 2023 tax years remain subject to examination by federal and certain state tax authorities. In significant foreign jurisdictions, tax returns for the 2017 through 2023 tax years generally remain subject to examination by their respective tax authorities. The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $1 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next twelve months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recognized an increase of interest expense of $1 million for the year ended December 31, 2023, an increase of interest expense of $1 million for the year ended December 31, 2022 and no change of interest expense for the year ended December 31, 2021.

The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2021	$19
Settlements	(1)
Reduction due to lapse of statute of limitations	(1)
Unrecognized tax benefits—December 31, 2021	17
Gross increases - tax positions in prior periods	3
Gross decreases - tax positions in prior periods	(1)
Gross increases - tax positions in current period	1
Unrecognized tax benefits—December 31, 2022	20
Gross decreases - tax positions in prior periods	(1)
Gross increases - tax positions in current period	1
Unrecognized tax benefits—December 31, 2023	$20
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
The Company's stockholders approved the Second Amended and Restated 2018 Long-Term Incentive Plan (the "2018 Plan") at the 2023 Annual Meeting of Stockholders held on May 3, 2023. Under the 2018 Plan, a total of 14 million shares were authorized for issuance and as of December 31, 2023, there are approximately 5.1 million shares available for future grants.
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
Historically, equity awards granted annually generally included a mix of RSUs, PSUs and options. However, in 2020 the Company shifted away from granting options, limited equity awards to a small group of executives and granted other key employees cash-based awards, including cash-based RSUs.
RSUs granted vest over three years, with 33.33% vesting on each anniversary of the grant date. The fair value of RSUs is equal to the closing sale price of the Company's common stock on the date of grant. During 2023, the Company granted restricted stock unit awards related to 1.8 million shares with a weighted average grant date fair value of $5.81 which includes shares granted to certain executives in February 2023 and directors in May 2023. There were 2.8 million shares underlying share-settled RSUs outstanding at December 31, 2023 with a weighted average grant date fair value of $9.36.
PSUs are incentives that reward grantees based upon the Company's financial performance over a three-year performance period which begins January 1st of the grant year and ends on December 31st of the third year following the grant year. These awards are measured according to two metrics: one is based upon the total stockholder return of Anywhere's common stock relative to the total stockholder return of the S&P MidCap 400 index ("RTSR"), and the other is based upon the achievement of cumulative free cash flow goals ("CFCF"). The payout under each PSU award is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the achievement of cumulative free cash flow award) and will be distributed during the first quarter after the end of the performance period. The fair value of PSU awards without a market condition is equal to the closing sale price of the Company's common stock on the date of grant and the fair value of the RTSR awards is estimated on the date of grant using the Monte Carlo Simulation method.
In February 2023, the Company granted performance stock unit awards related to 1.5 million shares with a weighted average grant date fair value of $4.76 to certain executives. There were 2.8 million shares outstanding at December 31, 2023 with a weighted average grant date fair value of $9.24.
Stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary date of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the date of grant. The fair value of the options is estimated on the date of grant using the Black-Scholes option-pricing model. There were 1.7 million options outstanding at December 31, 2023 with a weighted average exercise price of $23.23, of which all 1.7 million are exercisable with an intrinsic value of zero and a weighted average remaining contractual life of 3.5 years. The Company has not granted options since 2019 and forfeiture and exercise activity was immaterial for the year ended December 31, 2023.
Stock-Based Compensation Expense
As of December 31, 2023, based on current performance achievement expectations, there was $15 million of unrecognized compensation cost related to incentive equity awards under the plans which would be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.7 years. The Company recorded stock-based compensation expense related to the incentive equity awards of $12 million, $22 million and $29 million for the years ended December 31, 2023, 2022 and 2021, respectively.
14.    RESTRUCTURING COSTS
Restructuring charges for the years ended December 31, 2023, 2022 and 2021 were $49 million, $32 million and $17 million, respectively. The components of the restructuring charges for the years ended December 31, 2023, 2022 and 2021 were as follows:

	Years Ended December 31,
	2023	2022	2021
Personnel-related costs (1)	$21	$16	$6
Facility-related costs (2)	28	16	11
Total restructuring charges (3)	$49	$32	$17
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
(3)Restructuring charges for the year ended December 31, 2023 include $43 million of expense related to the Operational Efficiencies Plan and $6 million of expense related to prior restructuring plans. Restructuring charges for the year ended December 31, 2022 include $20 million of expense related to the Operational Efficiencies Plan and $12 million of expense related to prior restructuring plans. Restructuring charges for the year ended December 31, 2021 related to prior restructuring plans.

Operational Efficiencies Plan
Beginning in the third quarter of 2022, the Company commenced a strategic plan ("the Plan") to optimize operational efficiency, reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents as well as consumers from a marketing and technology perspective. Furthermore, in January 2023, the Company executed a meaningful workforce reduction driven by worsening trends in the housing market beginning in 2022. The Company anticipates incurring additional costs in 2024, primarily associated with facility closures that are part of the continued execution of the Plan. These actions build on the multiple other cost reduction and spending reprioritization initiatives such as simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of improving the consumer experience and the Company's ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support its independent sales agents, franchisees and consumers which includes investments in technology and innovative products, lead generation and franchisee support.
The following is a reconciliation of the beginning and ending reserve balances related to the Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2022	$10	$2	$12
Restructuring charges (1)	21	22	43
Costs paid or otherwise settled	(21)	(20)	(41)
Balance at December 31, 2023	$10	$4	14
_______________
(1)In addition, the Company incurred $11 million of facility-related costs for lease asset impairments in connection with the Plan during the year ended December 31, 2023.
The following table shows the total costs currently expected to be incurred by type of cost related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$38	$35	$3
Facility-related costs	51	28	23
Total	$89	$63	$26

The following table shows the total costs currently expected to be incurred by reportable segment related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$13	$13	$—
Owned Brokerage Group	64	39	25
Title Group	5	4	1
Corporate and Other	7	7	—
Total	$89	$63	$26
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2022, the remaining liability related to these initiatives was $12 million. During the year ended December 31, 2023, the Company incurred $6 million of costs and paid or settled $9 million of costs resulting in a remaining accrual of $9 million at December 31, 2023. The remaining accrual of $9 million and total amount remaining to be incurred of $20 million primarily relate to the transformation of the Company's corporate headquarters.

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
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. Even in matters in which we are not a named party, regulatory investigations and other litigation can have significant implications for the Company, particularly in litigation involving trade associations or MLSs, as changes to their rules and practices can directly impact us. In addition, litigation and other legal matters, including class action lawsuits, multi-party litigation and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Insurance coverage may be unavailable for certain types of claims (including antitrust and Telephone Consumer Protection Act ("TCPA") litigation) and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses the Company incurs.
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
The below captioned matters address certain current litigation involving the Company. The captioned matters described herein involve evolving, complex litigation and the Company assesses its accruals on an ongoing basis taking into account the procedural stage and developments in the litigation.
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
Since late October 2023, approximately twenty lawsuits have been filed against various real estate brokerages, NAR, MLSs, and/or state and local Realtor Associations, about half of which name Anywhere, its subsidiaries or franchisees; in those cases, plaintiffs have generally either agreed to dismiss or stay the actions against Anywhere, its subsidiaries or franchisees. On December 27, 2023, a motion to designate these various seller antitrust lawsuits as multidistrict litigation and consolidate them for administration purposes before a single court was filed by the plaintiffs' counsel in the Moerhl litigation, and the Nosalek litigation has been stayed pending the outcome of that motion. Oral argument has been set for March 28, 2024 and a ruling is expected in May 2024. The Company believes that additional antitrust litigation may be possible beyond what has already been filed.
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
The plaintiffs allege that the defendants engaged in a continuing contract, combination, or conspiracy to unreasonably restrain trade and commerce in violation of Section 1 of the Sherman Act because defendant NAR allegedly established mandatory anticompetitive policies and rules for the multiple listing services and its members that require an offer of buyer-broker compensation when listing a property. The plaintiffs' experts argue that "but for" the challenged NAR policies and rules, these offers of buyer-broker compensation would not be made and plaintiffs seek the recovery of full commissions paid to buyers’ brokers as to both brokerage and franchised operations in the relevant geographic area.
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
On September 5, 2023, the Company notified the court that it had entered into nationwide settlement with the Burnett and Moehrl plaintiffs and obtained a stay of all proceedings as to the Company while the parties finalized a long form written settlement agreement ("Anywhere Settlement"). On October 5, 2023, Plaintiffs filed the motion for preliminary approval of both the Anywhere Settlement and the settlement with another corporate defendant. The court granted preliminary approval of the Anywhere Settlement on November 21, 2023. Notice to the class was issued on February 1, 2024. On February 1, 2024, a third corporate dependent entered into a settlement agreement, which was preliminarily approved by the court on the same day. A hearing for final approval of all three settlements is scheduled for May 9, 2024.
Under the terms of the proposed nationwide Anywhere Settlement, which remains subject to final court approval, Anywhere has agreed to provide monetary relief of $83.5 million as well as injunctive relief. The proposed settlement resolves, on a nationwide basis, all claims asserted or could have been asserted against Anywhere in the Burnett and Moehrl cases. Specifically, the Anywhere Settlement releases the Company, all subsidiaries, brands, affiliated agents, and franchisees from all claims that were or could have been asserted by all persons who sold a home that was listed on a multiple listing service anywhere in the United States where a commission was paid to any brokerage in connection with the sale of the home in the relevant class period. The proposed settlement is not an admission of liability, nor does it concede or validate any of the claims asserted against Anywhere.
Under the terms of the proposed settlement, Anywhere has agreed to deposit into the settlement fund (i) $10 million within 14 business days after preliminary court approval is granted (which was paid in December 2023) ; (ii) $20 million within 14 business days after the court approval of fees and costs, which is typically granted with final approval; and (iii) the remaining balance within 21 business days after final court approval and all appellate rights are exhausted.
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

As described above under the Burnett matter, the Company has entered into a settlement of the Moehrl litigation and on September 12, 2023, the court stayed all proceedings against the Company. If final approval of the Anywhere Settlement is granted by the Burnett court, that will resolve the Moehrl matter with respect to the Company.
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
On September 5, 2023, following its initial motion seeking preliminary approval of a settlement that had been filed on June 30, 2023 and a court hearing held on August 9, 2023, the MLS Property Information Network, Inc. filed a motion for preliminary approval of an amended settlement covering sellers who paid, and/or on whose behalf sellers' brokers paid, buyer-broker commissions during the settlement class period in connection with the sale of residential real estate listed on the centralized listing database of MLS Property Information Network, Inc. The corporate defendants, including Anywhere, are not a party to the motion or settlement. The settlement, if finally approved by the Court, requires MLS Property Information Network, Inc to eliminate the requirement that a seller must offer compensation to a buyer-broker and to change various other rules to give sellers various notices and rules relating to negotiation of buyer-broker compensation. In addition to the foregoing injunctive relief, MLS Property Information Network, Inc. has agreed to pay $3 million into a settlement fund. On September 7, 2023, the court granted preliminary approval of the settlement and set a hearing date of January 4, 2024 for final approval, which the court subsequently moved to March 7, 2024, in response to a statement of interest and motion to extend filed by the DOJ so that it could evaluate the proposed settlement and its competitive effects. On February 14, 2024, the court stayed the case pending the outcome of a motion which was filed on December 27, 2023 by the plaintiffs' counsel in the Moerhl litigation to designate the various seller antitrust lawsuits that have been filed since the judgment was entered in the Burnett litigation as multidistrict litigation and consolidate them for administration purposes before a single court.

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
Plaintiffs had claimed that approximately 1.2 million Do Not Call calls and approximately 265,000 Pre-Recorded Messages qualified for inclusion in the classes, but on March 29, 2023, filed a motion to narrow the classes to approximately 321,000 Do Not Call calls and approximately 165,000 Pre-Recorded Messages. On April 12, 2023, the Company opposed Plaintiffs' motion to modify the classes and sought to decertify them. The Court vacated the January 29, 2024 jury trial date (which had previously been rescheduled several times) and a status hearing is currently set for May 23, 2024. Plaintiffs' motion to narrow the classes, the Company’s opposition seeking to decertify the classes, as well as other pre-trial motions, are pending.
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
•claims regarding non-competition, non-solicitation and restrictive covenants together with claims of tortious interference and other improper recruiting conduct;
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
* * *
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $38 million and $20 million at December 31, 2023 and 2022, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased its accrual for this legacy tax matter in the first quarter of 2023 and as of December 31, 2023 the accrual is $38 million. The OTA’s opinion is not final, and the Company has filed a petition for rehearing and continues to vigorously pursue this matter. If the rehearing is denied, the tax assessment will become payable, even if judicial relief is sought.

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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $564 million at December 31, 2023 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2023 are approximately $76 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Operations Corporation from 2009 through 2058 for the licensing of the Better Homes and Gardens® Real Estate brand. The annual minimum fee was approximately $4 million in 2023 and will generally remain the same thereafter.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2023 are as follows:

Year	Amount
2024	$55
2025	25
2026	11
2027	10
2028	7
Thereafter	185
Total	$293
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
Other Guarantees/Indemnifications
In the normal course of business, the Company coordinates numerous events for its franchisees and thus reserves a number of venues with certain minimum guarantees, such as room rentals at hotels local to the conference center. However, such room rentals are paid by each individual franchisee. If the franchisees do not meet the minimum guarantees, the Company is obligated to fulfill the minimum guaranteed fees. The maximum potential amount of future payments that the Company would be required to make under such guarantees is approximately $5 million. The Company would only be required to pay this maximum amount if none of the franchisees attended the planned events at the reserved venues. Historically, the Company has not been required to make material payments under these guarantees.
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $12 million and $13 million for December 31, 2023 and 2022, respectively.
16.    EQUITY
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Balance at January 1, 2021	$(8)	$(51)		$(59)
Other comprehensive (loss) income before reclassifications	(1)	10		9
Amounts reclassified from accumulated other comprehensive loss	—	3	(3)	3
Income tax expense	—	(3)		(3)
Current period change	(1)	10		9
Balance at December 31, 2021	(9)	(41)		(50)

	Currency Translation Adjustments (1)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (2)
Other comprehensive income before reclassifications	—	1		1
Amounts reclassified from accumulated other comprehensive loss	—	2	(3)	2
Income tax expense	—	(1)		(1)
Current period change	—	2		2
Balance at December 31, 2022	(9)	(39)		(48)
Other comprehensive income before reclassifications	—	2		2
Amounts reclassified from accumulated other comprehensive loss	—	3	(3)	3
Income tax expense	—	(1)		(1)
Current period change	—	4		4
Balance at December 31, 2023	$(9)	$(35)		$(44)
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
(2)As of December 31, 2023, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.
(3)These amounts represent the amortization of actuarial gain (loss) to periodic pension cost and were reclassified from accumulated other comprehensive loss to the general and administrative expenses line on the Consolidated Statement of Operations.
Anywhere Group Statements of Equity for the years ended December 31, 2023, 2022 and 2021
Total equity for Anywhere Group equals that of Anywhere, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Anywhere Group for each of the three years ended December 31, 2023, 2022 and 2021.

	Anywhere Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2021	—	$—	$4,877	$(3,055)	$(59)	$4	$1,767
Net income	—	—	—	343	—	7	350
Other comprehensive income	—	—	—	—	9	—	9
Contributions from Anywhere	—	—	51	—	—	—	51
Stock-based compensation	—	—	20	—	—	—	20
Dividends	—	—	—	—	—	(5)	(5)
Balance at December 31, 2021	—	$—	$4,948	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net (loss) income	—	—	—	(287)	—	4	(283)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	—	—	(97)	—	—	—	(97)
Contributions from Anywhere	—	—	2	—	—	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(8)	(8)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2022	—	$—	$4,806	$(2,994)	$(48)	$3	$1,767

	Anywhere Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Net loss	—	—	—	(97)	—	(1)	(98)
Other comprehensive income	—	—	—	—	4	—	4
Stock-based compensation	—	—	8	—	—	—	8
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2023	—	$—	$4,814	$(3,091)	$(44)	$2	$1,681

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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of December 31, 2023 as the closing price of the Company's common stock as of December 31, 2023 was less than the initial exchange price.
The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Year Ended December 31,
(in millions, except per share data)	2023	2022	2021
Numerator:
Net (loss) income attributable to Anywhere shareholders	$(97)	$(287)	$343
Denominator:
Weighted average common shares outstanding (denominator for basic (loss) earnings per share calculation)	110.3	113.8	116.4
Dilutive effect of stock-based compensation awards (a)	—	—	3.8
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—	—
Weighted average common shares outstanding (denominator for diluted (loss) earnings per share calculation)	110.3	113.8	120.2
(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(0.88)	$(2.52)	$2.95
Diluted (loss) earnings per share	$(0.88)	$(2.52)	$2.85
_______________
(a)The Company was in a net loss position for the years ended December 31, 2023 and 2022, and therefore the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. The year ended December 31, 2021 excluded 3.7 million shares of common stock issuable for incentive equity awards, which included performance share units based on the achievement of target amounts, that were anti-dilutive to the diluted earnings per share computation.
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. From the date of authorization through December 31, 2023, the Company repurchased and retired 8.8 million shares of common stock for $97 million. The Company has not repurchased any shares under the share repurchase programs since 2022. As of December 31, 2023, $203 million remained available for repurchase under the share repurchase program. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
18.    RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
RISK MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through senior secured debt. At December 31, 2023, the Company's primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility and Term Loan A Facility. In connection with the May 2023 Amendment to the Term Loan Agreement, LIBOR was replaced with a Term SOFR plus a 10 basis point credit spread adjustment as the applicable benchmark for the Term Loan A Facility (the applicable margin for the Term Loan A Facility remained the same).
As of December 31, 2023, the Company had variable interest rate long-term debt from outstanding amounts under the Term Loan A Facility of $206 million and Revolving Credit Facility of $285 million, both of which were based on Term SOFR, excluding $115 million of securitization obligations.
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
As of December 31, 2023, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
Owned Brokerage Group operates real estate brokerage offices located in and around large metropolitan areas in the U.S. Owned Brokerage Group has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2023, Owned Brokerage Group generated approximately 22% of its revenues from California, 21% from the New York metropolitan area and 14% from Florida. For the year ended December 31, 2022, Owned Brokerage Group generated approximately 23% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida. For the year ended December 31, 2021, Owned Brokerage Group generated approximately 25% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida.

Derivative Instruments
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. The Company's remaining interest rate swaps expired in 2022 and, as of December 31, 2023, the Company had no interest rate swaps. The swaps helped to protect the Company's outstanding variable rate borrowings from future interest rate volatility. The Company had not elected to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value was recorded in the Consolidated Statements of Operations. The gain recognized for interest rate swap contracts was $40 million and $14 million for the years ended December 31, 2022 and 2021, respectively, which was recorded in "Interest expense, net" line in the accompanying Consolidated Statements of Operations.
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
The following table summarizes fair value measurements by level at December 31, 2023 for assets and liabilities measured at fair value on a recurring basis:

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2022	$12
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(4)
Changes in fair value (reflected in general and administrative expenses)	(4)
Fair value of contingent consideration at December 31, 2023	$4
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2023		December 31, 2022
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$285	$285	$350	$350
Term Loan A Facility	206	205	222	216
7.00% Senior Secured Second Lien Notes	640	590	—	—
5.75% Senior Notes	576	448	900	680
5.25% Senior Notes	457	336	1,000	729
0.25% Exchangeable Senior Notes	403	314	403	280
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
19.    SEGMENT INFORMATION
The reportable segments presented represent those for which the Company maintains separate financial information regularly employed by its chief operating decision maker for performance assessment and resource allocation. The classification of reportable segments also considers the distinctive nature of services offered by each segment.
Management's evaluation of individual reportable segment performance centers on two key metrics: revenue and Operating EBITDA. Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments, or other assets.
The Company’s presentation of Operating EBITDA may not align with similar measures employed by other entities. Variations may arise due to differences in the inclusion or exclusion of specific items and the interpretation of non-core elements within the calculation. This disclosure provides insight into the Company's approach to segment reporting and the metrics pivotal to its strategic decision-making processes.

	Revenues (a)
	Year Ended December 31,
	2023	2022	2021
Franchise Group	$983	$1,145	$1,249
Owned Brokerage Group	4,628	5,606	6,189
Title Group	340	530	952
Corporate and Other (b)	(315)	(373)	(407)
Total Company	$5,636	$6,908	$7,983

_______________
(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $315 million, $373 million and $407 million for the years ended December 31, 2023, 2022 and 2021, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net (loss) income attributable to Anywhere and Anywhere Group for the years ended December 31, 2023, 2022 and 2021:

	Operating EBITDA
	Year Ended December 31,
	2023	2022	2021
Franchise Group	$527	$670	$751
Owned Brokerage Group	(144)	(86)	109
Title Group	(17)	9	200
Corporate and Other (a)(d)	(166)	(144)	(158)
Total Company	200	449	902
Less: Depreciation and amortization	196	214	204
Interest expense, net	151	113	190
Income tax (benefit) expense	(15)	(68)	133
Restructuring costs, net (b)	49	32	17
Impairments (c)	65	483	4
Former parent legacy cost, net (d)	18	1	1
(Gain) loss on the early extinguishment of debt (d)	(169)	96	21
Loss (gain) on the sale of businesses, investments or other assets, net (e)	2	(135)	(11)
Net (loss) income attributable to Anywhere and Anywhere Group	$(97)	$(287)	$343
______________
(a)Includes the elimination of transactions between segments.
(b)The year ended December 31, 2023 includes restructuring charges of $11 million at Franchise Group, $25 million at Owned Brokerage Group, $4 million at Title Group and $9 million at Corporate and Other.
The year ended December 31, 2022 includes restructuring charges of $1 million at Franchise Group, $19 million at Owned Brokerage Group and $12 million at Corporate and Other.
The year ended December 31, 2021 includes restructuring charges of $5 million at Franchise Group, $7 million at Owned Brokerage Group and $5 million at Corporate and Other.
(c)Non-cash impairments for the year ended December 31, 2023 include $25 million at Franchise Group to reduce goodwill related to Cartus, $25 million related to franchise trademarks and $15 million related to leases and other assets.
Non-cash impairments for the year ended December 31, 2022 include $280 million and $114 million related to goodwill at Owned Brokerage Group and Franchise Group, respectively, $76 million related to franchise trademarks and $13 million related to leases and other assets including an investment.
Non-cash impairments for the year ended December 31, 2021 primarily related to leases and other assets.
(d)Former parent legacy items and (Gain) loss on the early extinguishment of debt are recorded in Corporate and Other. Former parent legacy cost in 2023 relates to developments in a legacy tax matter in the first quarter of 2023. Gain on the early extinguishment of debt in 2023 relates to the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023. Loss on the early extinguishment of debt in 2022 primarily relates to the refinancing transactions that occurred during the first quarter of 2022.
(e)Loss (gain) on the sale of businesses, investments or other assets, net in 2022 is recorded in Title Group and is related to the sale of the Title Underwriter and subsequent sales of a portion of the Company's ownership in the Title Insurance Underwriter Joint Venture.

Depreciation and Amortization

	Year Ended December 31,
	2023	2022	2021
Franchise Group	$114	$119	$112
Owned Brokerage Group	52	63	56
Title Group	12	11	11
Corporate and Other	18	21	25
Total Company	$196	$214	$204
Segment Assets

	As of December 31,
	2023	2022
Franchise Group	$4,430	$4,730
Owned Brokerage Group	630	741
Title Group	531	562
Corporate and Other	248	350
Total Company	$5,839	$6,383
Capital Expenditures

	Year Ended December 31,
	2023	2022	2021
Franchise Group	$28	$42	$29
Owned Brokerage Group	24	40	43
Title Group	7	11	13
Corporate and Other	13	16	16
Total Company	$72	$109	$101
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2023
Net revenues	$5,562	$74	$5,636
Total assets	5,784	55	5,839
Net property and equipment	279	1	280
On or for the year ended December 31, 2022
Net revenues	$6,829	$79	$6,908
Total assets	6,309	74	6,383
Net property and equipment	316	1	317
On or for the year ended December 31, 2021
Net revenues	$7,919	$64	$7,983
Total assets	7,157	53	7,210
Net property and equipment	309	1	310

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
3.1    Seventh Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to Registrants' Current Report on Form 8-K filed on May 3, 2023).
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
4.5    Supplemental Indenture No. 3 dated as of May 10, 2022 to the 5.75% Senior Note Indenture (Incorporated by reference to Exhibit 3.1 to Registrants' Quarterly Report on Form 10-Q filed on May 3, 2023).
4.6    Indenture, dated as of June 2, 2021, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), as Issuer, Anywhere Co-Issuer Corp. (f/k/a Realogy Co-Issuer Corp.), as Co-Issuer, the Guarantors (as defined therein) and The Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 0.25% Exchangeable Senior Notes due 2026 (the "0.25% Exchangeable Senior Notes Indenture") (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
4.7    Form of 0.25% Exchangeable Senior Note due 2026 (included in the 0.25% Exchangeable Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
4.8    Supplemental Indenture No. 1 dated as of November 1, 2021 to the 0.25% Exchangeable Senior Note Indenture (Incorporated by reference to Exhibit 4.14 to Registrant's Form 10-K for the year ended December 31, 2021).
4.9    Supplemental Indenture No. 2 dated as of May 10, 2022 to the 0.25% Exchangeable Senior Note Indenture (Incorporated by reference to Exhibit 3.1 to Registrants' Quarterly Report on Form 10-Q filed on May 3, 2023).
4.10    Indenture, dated as of January 10, 2022, among Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), as Issuer, Anywhere Co-Issuer Corp. (f/k/a Realogy Co-Issuer Corp.), as Co-Issuer, Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.), the Note Guarantors (as defined therein) and the Bank of New York Mellon Trust Company, N.A., as Trustee, governing the 5.250% Senior Notes due 2030 (the "5.250% Senior Note Indenture") (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 10, 2022).

Exhibit    Description
4.11    Form of 5.250% Senior Notes due 2030 (included in the 5.250% Senior Note Indenture filed as Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on January 10, 2022).
4.12    Supplemental Indenture No. 1 dated as of May 10, 2022 to the 5.25% Senior Note Indenture (Incorporated by reference to Exhibit 3.1 to Registrants' Quarterly Report on Form 10-Q filed on May 3, 2023).
4.13    Specimen Common Stock Certificate (Incorporated by reference to Exhibit 3.1 to Registrants' Quarterly Report on Form 10-Q filed on May 3, 2023).
4.14    Indenture, dated as of August 24, 2023, by and among the Anywhere Real Estate Group LLC, Anywhere Co-Issuer Corp., Anywhere Real Estate Inc., Anywhere Intermediate Holdings LLC, the subsidiary guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee and collateral agent, governing the 7.000% Second Lien Senior Secured Notes due 2030 (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023).
4.15    Form of 7.000% Second Lien Senior Secured Notes due 2030 (Included as Exhibit A to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023).
4.16    Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on May 3, 2023)
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
10.22    Fifth Amendment, dated as of May 11, 2023, to the Term Loan Agreement, dated as of October 23, 2015 (as amended, supplemented or otherwise modified from time to time), among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the several lenders parties thereto from time to time, JPMorgan Chase Bank, N.A., as administrative agent for the lenders, and the other agents parties thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on May 12, 2023).
10.23    Term Loan A Guaranty and Collateral Agreement, dated as of October 23, 2015, among Anywhere Intermediate Holdings LLC (f/k/a Realogy Intermediate Holdings LLC), Anywhere Real Estate Group LLC (f/k/a Realogy Group LLC), the subsidiary loan parties thereto and JPMorgan Chase Bank, N.A., as administrative and collateral agent (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.24    First Priority Intercreditor Agreement, dated as of February 2, 2012, among Anywhere Real Estate Group LLC (f/k/a Realogy Corporation), the other Grantors (as defined therein) from time to time party hereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein) and as Authorized Representative for the Credit Agreement Secured Parties, The Bank of New York, Mellon Trust Company, N.A., as the collateral agent and Authorized Representative for the Initial Additional First Lien Priority Note Secured Parties (as defined therein) (Incorporated by reference as Exhibit 10.13 to Registrants' Form 10-K for the year ended December 31, 2011).
10.25    Joinder No. 1 dated as of October 23, 2015 to the First Lien Priority Intercreditor Agreement dated as of February 2, 2012, with JPMorgan Chase Bank, N.A. and the other parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.26    Exchange Agreement dated as of July 25, 2023, by and among Anywhere Real Estate Group LLC, Anywhere Co-Issuer Corp., Anywhere Real Estate Inc., Anywhere Intermediate Holdings LLC, the subsidiary guarantors party thereto and funds managed by Angelo Gordon & Co., L.P. (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K/A filed on July 26, 2023).
10.27    First Lien/Second Lien Intercreditor Agreement, dated as of August 24, 2023, by and among the Issuer and each of the other loan parties from time to time party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative, the Collateral Agent, as the Initial Second Lien Priority Representative, and each additional First Lien Priority Representative and additional Second Lien Priority Representative from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023)

Exhibit    Description
10.28    Collateral Agreement, dated as of August 24, 2023, among the Issuers, Intermediate Holdings, and the Subsidiary Guarantors, as Grantors, and The Bank of New York Mellon Trust Company, N.A., as the Collateral Agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on August 25, 2023).
10.29    Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby's International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation)(the "Trademark License Agreement") (Incorporated by reference to Exhibit 10.12 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.30    Amendment No. 1 to Trademark License Agreement, dated May 2, 2005 (Incorporated by reference to Exhibit 10.12(a) to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.31    Amendment No. 2 to Trademark License Agreement, dated May 2, 2005 (Incorporated by reference to Exhibit 10.12(b) to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.32    Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.33    Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Anywhere Real Estate Group LLC's ((f/k/a Realogy Corporation) Quarterly Report on Form 10-Q for the period ended June 30, 2009).
10.34    Amendment No. 3 to Trademark License Agreement dated January 14, 2011 (Incorporated by reference to Exhibit 10.49 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).
10.35    Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Anywhere Real Estate Operations LLC (f/k/a Realogy Operations LLC) (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).
10.36    First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Anywhere Real Estate Operations LLC (f/k/a Realogy Operations LLC) amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the period ended March 31, 2013).
10.37    Guaranty dated November 23, 2011, by Anywhere Real Estate Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).
10.38    Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Anywhere Real Estate Inc.'s (f/k/a Realogy Holdings Corp.) Registration Statement on Form S-1 (File No. 333-181988).
10.39    Form of Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
10.40    Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 3, 2021
10.41**    Amended and Restated Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on May 5, 2016).
10.42**    Amendment to the Amended and Restated Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.5 to Registrants' Form 10-Q for the period ended September 30, 2017).
10.43**     Form of Stock Option Agreement under the Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to Registrants' Form 10-K for the year ended December 31, 2016).
10.44**    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the six month period ended June 30, 2021).

Exhibit    Description
10.45**    Anywhere Real Estate Inc. Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Inc.'s Current Report on Form 8-K filed on May 5, 2021).
10.46**    Form of Notice of Grant and Stock Option Agreement under the 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.67 to Registrants' Form 10-K for the year ended December 31, 2018).
10.47**    Form of Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.1 to Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.48**    Form of Notice of Grant and Performance Share Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.2 to the Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 2022).
10.49**     Form of Notice of Grant and Cash-Settled Restricted Stock Unit Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.71 to Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.50**    Form of Notice of Grant and Long-Term Performance Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.72 to Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.51**     Form of Notice of Grant and Time-Vested Cash Award Agreement under the 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.73 to Registrants' Annual Report on Form 10-K for the year ended December 31, 2019).
10.52**    Second Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on May 3, 2023).
10.53**    Special Performance Award Notice of Grant & Award Agreement dated November 20, 2023, between Anywhere Real Estate Inc. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.1 to Registrants’ Current Report on Form 8-K filed on November 22, 2023).
10.54**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Severance Pay Plan for Executives (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.55**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) First Amendment to Severance Pay Plan for Executives (Incorporated by reference to Exhibit 10.52 to Registrants' Form 10-K for the year ended December 31, 2022).
10.56**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Change in Control Plan for Executives (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.57**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Executive Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.58**    Amended and Restated Realogy Group LLC (now known as Anywhere Real Estate Group LLC) Executive Deferred Compensation Plan (the "Amended and Restated Executive Deferred Compensation Plan") (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).
10.59**    Amendment No. 1 dated November 4, 2014 to the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.26 to Registrants' Form 10-K for the year ended December 31, 2014).
10.60**    Amendment No. 2 dated December 11, 2014 the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.27 to Registrants' Form 10-K for the year ended December 31, 2014).
10.61**    Amendment No. 3 dated December 15, 2017 to the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on December 15, 2017).
10.62**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Director Deferred Compensation Plan (the "Director Deferred Compensation Plan") (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the period ended March 31, 2013).
10.63**    Amendment No. 1 dated November 4, 2014 to the Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.29 to Registrants' Form 10-K for the year ended December 31, 2014).
10.64**    Amendment No. 2 dated December 11, 2014 to the Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 to Registrants' Form 10-K for the year ended December 31, 2014).

Exhibit    Description
10.65**    Amended and Restated Employment Agreement, dated as of August 4, 2022, between Anywhere Real Estate Inc. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.2 to Registrants' Quarterly Report Form 10-Q for the period ended June 30, 2022, filed on August 5, 2022).
10.66**    Letter Agreement dated February 28, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Charlotte Simonelli (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 11, 2019).
10.67**    Letter Agreement dated February 26, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Marilyn J. Wasser (Incorporated by reference to Exhibit 10.4 to Registrants' Quarterly Report on Form 10-Q for the period ended March 31, 2019).
10.68**    Letter Agreement dated November 30, 2020, between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Susan Yannaccone (Incorporated by reference to Exhibit 10.1 to Registrants' Quarterly Report on Form 10-Q filed on May 3, 2023).
10.69**    Letter Agreement dated February 11, 2022, between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Melissa McSherry (Incorporated by reference to Exhibit 10.2 to Registrants' Quarterly Report on Form 10-Q filed on May 3, 2023).
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
97.1*    Executive Officer Mandatory Compensation Clawback Policy.
101    The following information from Anywhere's Annual Report on Form 10-K for the fiscal year ended December 31, 2023, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2023 and 2022; (ii) the Consolidated Statements of Operations for the years ended December 31, 2023, 2022 and 2021; (iii) the Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2023, 2022 and 2021; (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2023, 2022 and 2021; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021; and (vi) the Notes to the Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
_______________
*    Filed herewith.
**    Compensatory plan or arrangement.