Form 10-Q
period 2024-03-31
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2024-05-02
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 111,106,672 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of April 30, 2024.
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
•"Term Loan A Agreement" refers to the Term Loan A Agreement, dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time, also referred to as the "Term Loan A Facility;"
•"7.00% Senior Secured Second Lien Notes" refers to our 7.00% Senior Secured Second Lien Notes due 2030;
•"5.75% Senior Notes" and "5.25% Senior Notes" refer to our 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, respectively, and are referred to collectively as the "Unsecured Notes"; and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.

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
◦continued or accelerated increases in the costs of home ownership, including but not limited to rising or high insurance costs; continued or increasing challenging in securing homeowners insurance, especially in areas affected by climate changes, and increases in other fees and taxes;
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
◦economic instability, including as related to foreign conflicts and supply chain disruptions;
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
•We are subject to risks related to industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation, legislative or regulatory developments, such as a change in the manner in which broker commissions are communicated, negotiated or paid, including potentially significant restrictions or bans on offers of compensation by the seller or listing agent to the buy-side agent, as well as a potential increase in buyers transacting without a broker;
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
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2023 (the "2023 Form 10-K"), particularly under the captions "Risk Factors," "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Legal Proceedings." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of March 31, 2024, and the related condensed consolidated statements of operations, of comprehensive loss, and of cash flows for the three-month periods ended March 31, 2024 and 2023, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, comprehensive (loss) income, equity and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 2, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of March 31, 2024, and the related condensed consolidated statements of operations, of comprehensive loss, and of cash flows for the three-month periods ended March 31, 2024 and 2023, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, comprehensive (loss) income, and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 2, 2024

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Revenues
Gross commission income	$907	$903
Service revenue	119	127
Franchise fees	70	69
Other	30	32
Net revenues	1,126	1,131
Expenses
Commission and other agent-related costs	726	723
Operating	273	286
Marketing	45	49
General and administrative	99	123
Former parent legacy cost, net	1	16
Restructuring costs, net	11	25
Impairments	6	4
Depreciation and amortization	55	50
Interest expense, net	39	38
Other income, net	(1)	(1)
Total expenses	1,254	1,313
Loss before income taxes, equity in losses and noncontrolling interests	(128)	(182)
Income tax benefit	(28)	(46)
Equity in losses of unconsolidated entities	1	2
Net loss	(101)	(138)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Anywhere and Anywhere Group	$(101)	$(138)

Loss per share attributable to Anywhere shareholders:
Basic loss per share	$(0.91)	$(1.26)
Diluted loss per share	$(0.91)	$(1.26)
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	110.7	109.8
Diluted	110.7	109.8
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2024	2023
Net loss	$(101)	$(138)
Currency translation adjustment	(1)	—
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	—	1
Other comprehensive (loss) income, before tax	(1)	1
Income tax expense related to items of other comprehensive income amounts	—	—
Other comprehensive (loss) income, net of tax	(1)	1
Comprehensive loss	(102)	(137)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Anywhere and Anywhere Group	$(102)	$(137)

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$111	$106
Restricted cash	4	13
Trade receivables (net of allowance for doubtful accounts of $18 for both periods presented)	109	105
Relocation receivables	147	138
Other current assets	226	218
Total current assets	597	580
Property and equipment, net	261	280
Operating lease assets, net	369	380
Goodwill	2,499	2,499
Trademarks	586	586
Franchise agreements, net	871	887
Other intangibles, net	122	127
Other non-current assets	494	500
Total assets	$5,799	$5,839
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$88	$99
Securitization obligations	110	115
Current portion of long-term debt	639	307
Current portion of operating lease liabilities	112	113
Accrued expenses and other current liabilities	526	573
Total current liabilities	1,475	1,207
Long-term debt	2,053	2,235
Long-term operating lease liabilities	325	333
Deferred income taxes	179	207
Other non-current liabilities	187	176
Total liabilities	4,219	4,158
Commitments and contingencies (Note 6)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 111,099,426 shares issued and outstanding at March 31, 2024 and 110,488,093 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	4,814	4,813
Accumulated deficit	(3,192)	(3,091)
Accumulated other comprehensive loss	(45)	(44)
Total stockholders' equity	1,578	1,679
Noncontrolling interests	2	2
Total equity	1,580	1,681
Total liabilities and equity	$5,799	$5,839
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net loss	$(101)	$(138)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	55	50
Deferred income taxes	(28)	(47)
Impairments	6	4
Amortization of deferred financing costs and debt premium	2	2
Gain on the sale of businesses, investments or other assets, net	—	(1)
Equity in losses of unconsolidated entities	1	2
Stock-based compensation	4	4
Other adjustments to net loss	(1)	—
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(5)	52
Relocation receivables	(9)	(26)
Other assets	18	9
Accounts payable, accrued expenses and other liabilities	(60)	(21)
Dividends received from unconsolidated entities	—	1
Other, net	(4)	(4)
Net cash used in operating activities	(122)	(113)
Investing Activities
Property and equipment additions	(18)	(18)
Net proceeds from the sale of businesses	—	6
Proceeds from the sale of investments in unconsolidated entities	—	6
Other, net	2	1
Net cash used in investing activities	(16)	(5)
Financing Activities
Net change in Revolving Credit Facility	153	30
Amortization payments on term loan facilities	(5)	(3)
Net change in securitization obligations	(5)	11
Taxes paid related to net share settlement for stock-based compensation	(3)	(4)
Other, net	(6)	(8)
Net cash provided by financing activities	134	26
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net decrease in cash, cash equivalents and restricted cash	(4)	(92)
Cash, cash equivalents and restricted cash, beginning of period	119	218
Cash, cash equivalents and restricted cash, end of period	$115	$126

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $2 and $3 respectively)	$31	$39
Income tax (refunds) payments, net	(1)	1
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions)
(Unaudited)
1.    BASIS OF PRESENTATION
Anywhere Real Estate Inc. ("Anywhere" or the "Company") is a holding company for its consolidated subsidiaries including Anywhere Intermediate Holdings LLC ("Anywhere Intermediate") and Anywhere Real Estate Group LLC ("Anywhere Group") and its consolidated subsidiaries. Anywhere, through its subsidiaries, is a global provider of residential real estate services. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the consolidated financial positions, results of operations, comprehensive loss and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same.
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of March 31, 2024 and the results of operations and comprehensive loss for the three months ended March 31, 2024 and 2023 and cash flows for the three months ended March 31, 2024 and 2023. The Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.
The Company reports its operations in the following three business segments:
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
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes the Company's share of equity earnings or losses from the Company's minority-owned real estate auction joint venture.
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
The following table summarizes fair value measurements by level at March 31, 2024 for assets and liabilities measured at fair value on a recurring basis:

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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2023	$4
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at March 31, 2024	$3
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2024		December 31, 2023
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$438	$438	$285	$285
Term Loan A Facility	202	201	206	205
7.00% Senior Secured Second Lien Notes	640	568	640	590
5.75% Senior Notes	576	407	576	448
5.25% Senior Notes	457	311	457	336
0.25% Exchangeable Senior Notes	403	320	403	314
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At March 31, 2024, the Company had various equity method investments totaling $177 million recorded on the other non-current assets line on the accompanying Condensed Consolidated Balance Sheets. Although the Company holds certain governance rights, it lacks controlling financial or operational interests in these investments.
The Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate Affinity") at Title Group had an investment balance of $65 million and $67 million at March 31, 2024 and December 31, 2023, respectively. The Company recorded equity in losses of $2 million related to its investment in Guaranteed Rate Affinity during both the three months ended March 31, 2024 and 2023.
The Company's 25% equity interest in the Title Insurance Underwriter Joint Venture at Title Group had an investment balance of $74 million at both March 31, 2024 and December 31, 2023. The Company recorded no equity in earnings and $1 million of equity in earnings related to its investment in the Title Insurance Underwriter Joint Venture during the three months ended March 31, 2024 and 2023, respectively.
The Company's various other equity method investments at Title Group and Brokerage Group had a total investment balance of $38 million and $37 million at March 31, 2024 and December 31, 2023, respectively. The Company recorded equity in earnings of $1 million and equity in losses of $1 million related to these investments during the three months ended March 31, 2024 and 2023, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $28 million and $46 million for the three months ended March 31, 2024 and 2023, respectively.

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

	Three Months Ended March 31,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Gross commission income (a)	$—	$—	$907	$903	$—	$—	$—	$—	$907	$903
Service revenue (b)	46	55	4	4	69	68	—	—	119	127
Franchise fees (c)	131	129	—	—	—	—	(61)	(60)	70	69
Other (d)	23	23	8	8	2	4	(3)	(3)	30	32
Net revenues	$200	$207	$919	$915	$71	$72	$(64)	$(63)	$1,126	$1,131
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2024	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2024
Franchise Group:
Deferred area development fees (a)	$39	$1	$(1)	$39
Deferred brand marketing fund fees (b)	19	16	(17)	18
Deferred outsourcing management fees (c)	3	9	(8)	4
Other deferred income related to revenue contracts	8	9	(6)	11
Total Franchise Group	69	35	(32)	72
Owned Brokerage Group:
Advanced commissions related to development business (d)	12	3	(3)	12
Other deferred income related to revenue contracts	3	3	(1)	5
Total Owned Brokerage Group	15	6	(4)	17
Total	$84	$41	$(36)	$89
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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $3 million and $2 million during the three months ended March 31, 2024 and 2023, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of March 31, 2024 have not changed materially from the amounts reported in the 2023 Form 10-K.
Recently Issued Accounting Pronouncements
The Company systematically reviews and evaluates the relevance and implications of all Accounting Standards Updates ("ASUs"). While recently issued standards not expressly listed below were scrutinized, they were deemed either inapplicable or anticipated to not have a material impact on the Company's consolidated financial position or results of operations.
The FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This standard does not alter the methodology employed by the Company in identifying its operating segments, aggregating those operating segments or applying the quantitative thresholds to determine its reportable segments. Instead, the new standard adds required disclosures concerning significant segment expenses that are regularly provided to or easily computed from information regularly provided to by the chief operating decision maker ("CODM") and included within the Company's reported measure of segment profit of loss, as well as certain other disclosures. The new standard also allows disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance by the CODM. Furthermore, certain annual disclosures will be required on an interim basis. The new standard is effective for annual financial statements of public business entities for fiscal years beginning after December 15, 2023 and in interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance should be adopted retrospectively unless impracticable. The Company is currently evaluating the impact of the new guidance on its financial statement disclosures.
The FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The new standard is effective for annual financial statements of public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance should be adopted on a prospective basis with retrospective application permitted. The Company is currently evaluating the impact of the new guidance on its financial statement disclosures.
SEC Rule on Climate-Related Disclosures
In March 2024, the SEC adopted final regulations aimed at improving and streamlining climate-related disclosures for publicly traded companies and in public offerings. These regulations represent the SEC's response to investors' calls for more uniform, comparable, and trustworthy data regarding the financial implications of climate-related risks on a company's operations, as well as its strategies for managing such risks. The registrants will be required to provide disclosure, subject to existing audit requirements, regarding the effects of severe weather events and other natural conditions on the financial statements; financial information related to certain carbon offsets and renewable energy certificates; and material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans. Additional disclosure requirements will include: material direct and indirect (Scope 1 and Scope 2) greenhouse gas emissions; governance and oversight of material climate-related risks; the material impact of climate risks on the company’s strategy, results of operations and financial condition; risk management processes for material climate-related risks; and material climate targets and goals. The new rules are effective 60 days after being published in the Federal Register and will be effective for all calendar year end companies for the fiscal year 2025 (with some disclosures delayed further) on a prospective basis, with the earliest reporting date beginning in 2026. On April 4, 2024, the SEC voluntarily stayed implementation of the new rules, pending completion of judicial review of consolidated challenges to those rules by the U.S. Court of Appeals for the Eighth Circuit. The SEC final rules follow on the heels of the California climate legislation that will require public and private companies that do business in California to disclose their greenhouse gas emissions and their climate-related financial risks. The Company is currently evaluating the impact of the new laws and regulations.
2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2023	$3,953	$1,089	$455	$5,497
Goodwill acquired	—	—	—	—
Goodwill reduction	—	—	—	—
Goodwill (gross) at March 31, 2024	3,953	1,089	455	5,497

Accumulated impairment losses at December 31, 2023	(1,586)	(1,088)	(324)	(2,998)
Goodwill impairment	—	—	—	—
Accumulated impairment losses at March 31, 2024 (a)	(1,586)	(1,088)	(324)	(2,998)

Goodwill (net) at March 31, 2024	$2,367	$1	$131	$2,499
_______________
(a)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of March 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,139	$871	$2,010	$1,123	$887
Indefinite life—Trademarks (b)	$586		$586	$586		$586
Other Intangibles
Amortizable—License agreements (c)	$45	$16	$29	$45	$16	$29
Amortizable—Customer relationships (d)	454	391	63	454	385	69
Indefinite life—Title plant shares (e)	29		29	28		28
Amortizable—Other (f)	7	6	1	7	6	1
Total Other Intangibles	$535	$413	$122	$534	$407	$127
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

Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2024	2023
Franchise agreements	$16	$17
Customer relationships	6	5
Other	—	1
Total	$22	$23
Based on the Company’s amortizable intangible assets as of March 31, 2024, the Company expects related amortization expense for the remainder of 2024, the four succeeding years and thereafter to be approximately $67 million, $89 million, $89 million, $74 million, $68 million and $577 million, respectively.
3.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	March 31, 2024	December 31, 2023
Prepaid contracts and other prepaid expenses	$93	$78
Prepaid agent incentives	45	49
Franchisee sales incentives	29	30
Other	59	61
Total other current assets	$226	$218
Accrued expenses and other current liabilities consisted of:

	March 31, 2024	December 31, 2023
Accrued payroll and related employee costs	$100	$158
Advances from clients	27	29
Accrued volume incentives	27	28
Accrued commissions	32	34
Restructuring accruals	16	14
Deferred income	59	53
Accrued interest	43	34
Current portion of finance lease liabilities	8	9
Due to former parent	39	38
Other	175	176
Total accrued expenses and other current liabilities	$526	$573

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2024	December 31, 2023
Revolving Credit Facility	$438	$285
Term Loan A Facility	201	206
7.00% Senior Secured Second Lien Notes	628	627
5.75% Senior Notes	576	576
5.25% Senior Notes	451	451
0.25% Exchangeable Senior Notes	398	397
Total Short-Term & Long-Term Debt	$2,692	$2,542
Securitization Obligations:
Apple Ridge Funding LLC	$110	$115

Indebtedness Table
As of March 31, 2024, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (3)	$438	$ *	$438
Term Loan A Facility	(4) (5)	February 2025	202	1	201
Senior Secured Second Lien Notes	7.00%	April 2030	640	12	628
Senior Notes	5.75%	January 2029	576	—	576
Senior Notes	5.25%	April 2030	457	6	451
Exchangeable Senior Notes	0.25%	June 2026	403	5	398
Total Short-Term & Long-Term Debt			$2,716	$24	$2,692
Securitization obligations: (6)
Apple Ridge Funding LLC		May 2024	$110	$ *	$110
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of March 31, 2024, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of March 31, 2024, there were $438 million of outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit. On April 24, 2024, the Company had $525 million of outstanding borrowings under the Revolving Credit Facility and $34 million of outstanding undrawn letters of credit.
(2)The interest rate with respect to revolving loans under the Revolving Credit Facility at March 31, 2024 is based on, at the Company's option, Term Secured Overnight Financing Rate (" SOFR") plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2024.
(3)The maturity date of the Revolving Credit Facility is July 27, 2027 and may spring forward to an earlier date as follows: (i) if on or before March 16, 2026, the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026), the maturity date of the Revolving Credit Facility will be March 16, 2026; and (ii) if on or before November 9, 2024, the "term A loans" under the Term Loan A Agreement have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise repaid by November 9, 2024), the maturity date of the Revolving Credit Facility will be November 9, 2024.
(4)The interest rate with respect to outstanding borrowings under the Term Loan A Facility at March 31, 2024 is based on, at the Company's option, Term SOFR plus a 10 basis point credit spread adjustment or ABR, plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2024.
(5)The Term Loan A Facility provides for quarterly amortization payments based on a percentage of the original principal amount of $237 million as follows: 1.25% per quarter from June 30, 2022 to March 31, 2023; 1.875% per quarter from June 30, 2023 to March 31, 2024; and 2.50% per quarter for periods ending on or after June 30, 2024, with the balance of the Term Loan A Facility due at maturity on February 8, 2025.
(6)Anywhere Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in May 2024 and for which the Company is currently engaged in the renewal process. As of March 31, 2024, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $110 million being utilized leaving $90 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $143 million and $146 million of underlying relocation receivables and other related relocation assets at March 31, 2024 and December 31, 2023, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $2 million and $3 million for the three months ended March 31, 2024 and 2023, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 8.6% and 7.0% for the three months ended March 31, 2024 and 2023, respectively.

Maturities Table
As of March 31, 2024, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2024 and each of the next four years is as follows:

Year	Amount
Remaining 2024 (a)	$456
2025	184
2026	403
2027	—
2028	—
_______________
(a)Remaining 2024 includes amortization payments totaling $18 million for the Term Loan A Facility, as well as $438 million of outstanding borrowings under the Revolving Credit Facility which expires in July 2027 (subject to earlier spring maturity) but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $639 million shown on the Condensed Consolidated Balance Sheets consists of $438 million of outstanding borrowings under the Revolving Credit Facility and $201 million of outstanding borrowings under the Term Loan A Facility expiring February 8, 2025.
5.    RESTRUCTURING COSTS
Restructuring charges were $11 million and $25 million for the three months ended March 31, 2024 and 2023, respectively. The components of the restructuring charges were as follows:

	Three Months Ended March 31,
	2024	2023
Personnel-related costs (1)	$5	$11
Facility-related costs (2)	6	14
Total restructuring charges (3)	$11	$25
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
(3)Restructuring charges for the three months ended March 31, 2024 include $10 million of expense related to the Operational Efficiencies Plan and $1 million of expense related to prior restructuring plans. Restructuring charges for the three months ended March 31, 2023 include $23 million of expense related to the Operational Efficiencies Plan and $2 million of expense related to prior restructuring plans.
Operational Efficiencies Plan
The Company continues to execute on its strategic plan ("the Operational Efficiencies Plan" or "the Plan") to optimize operational efficiency, reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents as well as consumers from a marketing and technology perspective. In January 2023, the Company executed a meaningful workforce reduction driven by worsening trends in the housing market beginning in 2022. The Company has and will incur additional costs in 2024, primarily associated with facility closures that are part of the continued execution of the Plan. These actions build on the multiple other cost reduction and spending reprioritization initiatives such as simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of improving the agent, franchisee and consumer experience and the Company's ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support its independent sales agents, franchisees and consumers which includes investments in technology and innovative products, lead generation and franchisee support.

The following is a reconciliation of the beginning and ending reserve balances related to the Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2023	$10	$4	$14
Restructuring charges (1)	5	5	10
Costs paid or otherwise settled	(4)	(4)	(8)
Balance at March 31, 2024	$11	$5	16
_______________
(1)In addition, the Company incurred $5 million of facility-related costs for lease asset impairments in connection with the Plan during the three months ended March 31, 2024.
The following table shows the total costs currently expected to be incurred by type of cost related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$42	$40	$2
Facility-related costs	48	33	15
Total	$90	$73	$17
The following table shows the total costs currently expected to be incurred by reportable segment related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$14	$14	$—
Owned Brokerage Group	61	45	16
Title Group	5	4	1
Corporate and Other	10	10	—
Total	$90	$73	$17
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2023, the remaining liability related to these initiatives was $9 million. During the three months ended March 31, 2024, the Company incurred $1 million of costs and paid or settled $2 million of costs resulting in a remaining accrual of $8 million at March 31, 2024. The remaining accrual of $8 million and total amount remaining to be incurred of $19 million primarily relate to the transformation of the Company's corporate headquarters.
6.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in claims, legal proceedings, alternative dispute resolution and governmental inquiries or regulatory actions related to alleged improper business practices, compliance, securities, franchise, brokerage, commercial, employment, regulatory, intellectual property, tax and contract disputes, including the matters described below.
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

Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties and unfavorable developments and resolutions could occur and even cases brought by us can involve counterclaims asserted against us. Even in matters in which we are not a named party, regulatory investigations and other litigation can have significant implications for the Company, particularly in employment law, various regulatory compliance obligations and litigation involving trade associations or MLSs, as changes to their rules and practices can directly impact us. In addition, litigation and other legal matters, including class action lawsuits, multi-party litigation and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Insurance coverage may be unavailable for certain types of claims (including antitrust and Telephone Consumer Protection Act ("TCPA") litigation) and even where available, insurance carriers may dispute coverage for various reasons, including the cost of defense, there is a deductible for each such case, and such insurance may not be sufficient to cover the losses the Company incurs.
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
The below captioned matters address certain current litigation involving the Company. The captioned matters described herein cover evolving, complex litigation and the Company assesses its accruals on an ongoing basis taking into account the procedural stage and developments in the litigation.
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
Antitrust Litigation
The cases included under this header, Antitrust Litigation, are class actions that challenge residential real estate industry rules and practices for the offer and payment of buyer-broker commissions and certain alleged associated practices. The issues raised by these cases are pending in multiple jurisdictions, are at various stages of litigation, claim to cover lengthy periods, involve different assertions with respect to liability and damages, include federal and certain state law claims, involve numerous and differing parties, and—given that antitrust laws generally provide for joint and several liability and treble damages—could result in a broad range of outcomes, making it difficult to predict possible damages or how legal, factual and damages issues will be resolved.
The Company has settled certain of these cases. More recent settlements by National Association of Realtors ("NAR"), other Realtor® associations or MLSs involve injunctive relief that, when approved and implemented, will impact the entire industry, including our owned brokerages and those of our franchisees.
Further, since late October 2023, more than thirty additional lawsuits with similar or related claims have been filed against various real estate brokerages, NAR, MLSs, and/or state and local Realtor Associations, about a third of which name Anywhere, its subsidiaries or franchisees. In those cases, plaintiffs have generally either agreed to dismiss or stay the actions against Anywhere, its subsidiaries or franchisees pending final approval of the nationwide settlement that would release most claims asserted in the cases filed after October 2023. The Company believes that additional antitrust litigation and investigations related to other industry practices, may be possible beyond what has already been filed.
Burnett, Hendrickson, Breit, Trupiano, and Keel v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri). This is a certified class action case, which was initially filed on April 29, 2019 and amended three times and tried with a jury verdict on October 31, 2023 (formerly captioned as Sitzer).

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
The Court granted class certification on April 22, 2022 and as certified, includes, according to plaintiffs, over 250,000 transactions for which the plaintiffs are seeking a full refund of the buyer broker commissions. The Company and the plaintiffs engaged in several mediation sessions, the most recent of which was held at the end of August 2023 and resulted in a settlement of the litigation as against Anywhere (the "Anywhere Settlement") (later followed by similar settlements with the other corporate defendants as well as a settlement by NAR, with two of the corporate defendants and NAR settling after the jury trial referenced below).
The court granted preliminary approval of the Anywhere Settlement on November 21, 2023. Notice to the class was issued on February 1, 2024. A hearing for final approval of the Anywhere Settlement (and the settlements by two other corporate defendants) is scheduled for May 9, 2024. Several parties have objected to the terms of these three settlements (including the Anywhere Settlement), though the Company believes that, notwithstanding these objections, the Anywhere Settlement is fair, reasonable and adequate and anticipates receiving final court approval.
Under the terms of the proposed nationwide Anywhere Settlement, Anywhere has agreed to provide monetary relief of $83.5 million as well as injunctive relief. The proposed settlement resolves, on a nationwide basis, all claims asserted or could have been asserted against Anywhere in the Burnett and Moehrl cases. Specifically, the Anywhere Settlement releases the Company, all subsidiaries, brands, affiliated agents, and franchisees from all claims that were or could have been asserted by all persons who sold a home that was listed on a multiple listing service anywhere in the United States where a commission was paid to any brokerage in connection with the sale of the home in the relevant class period. The proposed settlement is not an admission of liability, nor does it concede or validate any of the claims asserted against Anywhere.
Under the terms of the proposed settlement, Anywhere has agreed to deposit into the settlement fund (i) $10 million within 14 business days after preliminary court approval is granted (which was paid in December 2023); (ii) $20 million within 14 business days after the court approval of fees and costs, which is typically granted with final approval; and (iii) the remaining balance within 21 business days after final court approval and all appellate rights are exhausted.
The proposed Anywhere Settlement includes injunctive relief for a period of five years following final court approval, requiring practice changes in the Company owned brokerage operations and that the Company recommend and encourage these same practice changes to its independently owned and operated franchise network. The injunctive relief, includes but is not limited to, reminding Company owned brokerages, franchisees and their respective agents that Anywhere has no rule requiring offers of compensation to buyer brokers; prohibiting Company-owned brokerages (and recommending to franchisees) and agents from using technology (or manually) to sort listings by offers of compensation, unless requested by the client; eliminating any minimum client commission for Company-owned brokerages; and refraining from adopting any requirement that Company-owned brokerages, franchisees or their respective agents belong to NAR or follow NAR’s Code of Ethics or MLS handbook. The practice changes are to take place no later than six months after the Anywhere Settlement receives final court approval and all appellate rights are exhausted.
On November 1, 2023, following a several week trial, judgment was entered against the non-settling defendants and awarded damages to the plaintiffs from the non-settling defendants in the amount of $1.785 billion, before trebling, but the court did not make any determination of injunctive relief at that time. While the jury found that all named defendants violated Section 1 of the Sherman Act, the judgment does not alter the Anywhere Settlement or the settlement of the other corporate defendant who settled before trial.
On March 15, 2024, NAR announced that it had entered into a nationwide class action settlement under which it would pay $418 million and agree to certain practice changes. These practice changes include, but are not limited to, prohibiting offers of compensation to buyer brokers from being made on listings on an MLS, requiring Realtors® representing a buyer to enter into a written agreement with a buyer, setting forth the buyer broker’s fee and obligations before showing the buyer a property, and prohibiting Realtors® from representing their services as free, or collecting greater compensation than set forth in the written agreement with the buyer. The court granted preliminary approval of the NAR settlement on April 23, 2024.
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
On March 29, 2023, the Court certified two classes in this litigation—a damages class and an injunctive class. The damages class covers sellers of residential real estate (with certain exceptions) who paid a commission to a brokerage affiliated with a corporate defendant beginning from March 6, 2015 through December 31, 2020 in 20 MLSs in various parts of the country that do not overlap with the Burnett MLSs and that include approximately five of the country's ten largest MLSs. The injunctive class covers current and future sellers of residential real estate (with certain exceptions) who are presently listing or will in the future list their home for sale in one of the 20 MLSs. The Moehrl damages class covers an estimated 3.5 million transactions, substantially larger than the class certified in Burnett (which, as further described above, includes over 250,000 transactions).
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

On July 6, 2022, plaintiffs filed an amended complaint substituting in eight new named plaintiffs and containing allegations substantially similar to the original complaint but also adding certain claims under state antitrust statutes and consumer protection statutes. Motions to dismiss remain pending and discovery has not commenced. On February 20, 2024, the Court granted in part and denied in part the Defendants’ Motion to Dismiss. The court dismissed the federal Sherman Act claim and two state law claims, but rejected dismissal of the remaining state law claims. In addition, the court dismissed one corporate defendant for lack of personal jurisdiction in light of the dismissal of the federal Sherman Act claim. On April 15, Anywhere filed a Motion to Dismiss the remaining state law claims for lack of personal jurisdiction following the dismissal of the federal Sherman Act claims. Anywhere also filed an Answer to the amended complaint.
The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation. In addition to these substantial defenses, final approval of the Anywhere Settlement, as proposed, would limit the size of the Batton case because the settling plaintiffs in the Burnett and Moehrl matters are releasing claims of the type alleged in Batton. The named plaintiffs in the Batton case have filed an objection to the proposed release of such claims.
Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts). This is a putative class action originally filed on December 17, 2020 (formerly captioned as Bauman), wherein the plaintiffs take issue with policies and rules similar to those at issue in the Moehrl and Burnett matters, but rather than objecting to the national policies and rules published by NAR, this lawsuit specifically objects to the alleged policies and rules relating to home sales in Massachusetts of a multiple listing service (MLS Property Information Network, Inc.) that is owned by realtors, including in part by one of the Company's company-owned brokerages. The plaintiffs allege that the defendants made agreements and engaged in a conspiracy in restraint of trade in violation of the Sherman Act and seek a permanent injunction, enjoining the defendants from continuing conduct determined to be unlawful, as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The lawsuit seeks to represent a class of sellers who paid a broker commission in connection with the sale of a property listed in the MLS Property Information Network, Inc.
MLS Property Information entered into a settlement in June 2023, which as subsequently amended, received preliminary court approval in September 2023. The corporate defendants, including Anywhere, are not a party to the motion or settlement. The Nosalek settlement covers sellers who paid, and/or on whose behalf sellers' brokers paid, buyer-broker commissions during the settlement class period in connection with the sale of residential real estate listed on the centralized listing database of MLS Property Information Network, Inc. The settlement, if finally approved by the Court, requires MLS Property Information Network, Inc. to eliminate the requirement that a seller must offer compensation to a buyer-broker and to change various other rules to give sellers various notices and rules relating to negotiation of buyer-broker compensation. In addition to the foregoing injunctive relief, MLS Property Information Network, Inc. has agreed to pay $3 million into a settlement fund. In February 2024, DOJ filed a statement of interest evaluating the proposed settlement and its competitive effects, and recommended that the court deny approval. On March 27, 2024, two amicus briefs with supporting documents were filed by the Northwest MLS and the Council of MLSs responding to DOJ’s statement of interest. The court has not yet scheduled further proceedings on the proposed settlement.
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
In April 2024, a Panel on Multidistrict Litigation denied without prejudice a motion filed by the plaintiffs' counsel in the Moerhl litigation to consolidate the various seller antitrust lawsuits for administrative purposes before a single court.
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
* * *
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $39 million at March 31, 2024 and $38 million at December 31, 2023, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased its accrual for this legacy tax matter in the first quarter of 2023 and as of March 31, 2024 the accrual is $39 million. On April 10, 2024, the Company's petition for rehearing was denied by the OTA, and the tax assessment is anticipated to become payable as early as the second quarter of 2024, even if judicial relief is sought.
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

Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $662 million at March 31, 2024 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
7.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
Net loss	—	—	—	(101)	—	—	(101)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	1.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(3)	—	—	—	(3)
Balance at March 31, 2024	111.1	$1	$4,814	$(3,192)	$(45)	$2	$1,580

	Three Months Ended March 31, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net loss	—	—	—	(138)	—	—	(138)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	1.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(4)	—	—	—	(4)
Balance at March 31, 2023	110.4	$1	$4,805	$(3,132)	$(47)	$3	$1,630
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
Stock Repurchases
The Company may repurchase shares of its common stock under authorizations from its Board of Directors. Shares repurchased are retired and not displayed separately as treasury stock on the condensed consolidated financial statements. The par value of the shares repurchased and retired is deducted from common stock and the excess of the purchase price over par value is first charged against any available additional paid-in capital with the balance charged to retained earnings. Direct costs incurred to repurchase the shares are included in the total cost of the shares.
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of March 31, 2024, $203 million remained available for repurchase under the share repurchase program. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.

Stock-Based Compensation
During the first quarter of 2024, the Company granted restricted stock units related to 1.3 million shares with a grant date fair value of $6.09 and performance share units ("PSU") related to 1.3 million shares with a grant date fair value of $6.44. The Company granted all time-based equity awards in the form of restricted stock units which are subject to ratable vesting over a three-year period.
During the first quarter of 2024, the Company incorporated investor feedback in the design of its 2024 long-term incentive program in an effort to reduce volatility of payouts. The Company redesigned the PSU award tied to free cash flow achieved over a three-year period. Specifically, free cash flow targets are now set annually instead of a three-year cumulative goal set at the beginning of the three-year cycle, with the actual payout being the average of the payouts of the three separate annual achievements, subject to further adjustment based upon how Anywhere's common stock performed against a peer group over the three-year period. The actual payout, if any, will be subject to a 15% +/- adjustment if the total stockholder return of Anywhere's common stock is at or above the 75th percentile or below the 25th percentile of the total stockholder return of the peer group the Company's Compensation and Talent Management Committee uses to benchmark executive compensation (subject to additional weighting for the Company's direct peers in that peer group). With the foregoing change, the Company eliminated the separate PSU awards tied to the total stockholder return of Anywhere's common stock relative to the total stockholder return of the S&P MidCap 400 index, referred to as our RTSR PSU units.
8.    EARNINGS (LOSS) PER SHARE
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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of March 31, 2024 as the closing price of the Company's common stock as of March 31, 2024 was less than the initial exchange price.
The Company was in a net loss position for the three months ended March 31, 2024 and 2023. Therefore, the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
9.    SEGMENT INFORMATION
The reportable segments presented represent those for which the Company maintains separate financial information regularly reviewed and utilized by its chief operating decision maker for performance assessment and resource allocation. The classification of reportable segments also considers the distinctive nature of services offered by each segment.
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

	Revenues (a)
	Three Months Ended March 31,
	2024	2023
Franchise Group	$200	$207
Owned Brokerage Group	919	915
Title Group	71	72
Corporate and Other (b)	(64)	(63)
Total Company	$1,126	$1,131
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $64 million and $63 million for the three months ended March 31, 2024 and 2023, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net loss attributable to Anywhere and Anywhere Group for the three months ended March 31, 2024 and 2023:

	Operating EBITDA
	Three Months Ended March 31,
	2024	2023
Franchise Group	$89	$97
Owned Brokerage Group	(59)	(75)
Title Group	(15)	(17)
Corporate and Other (a)	(32)	(57)
Total Company	$(17)	$(52)

Less: Depreciation and amortization	55	50
Interest expense, net	39	38
Income tax benefit	(28)	(46)
Restructuring costs, net (b)	11	25
Impairments (c)	6	4
Former parent legacy cost, net (d)	1	16
Gain on the sale of businesses, investments or other assets, net	—	(1)
Net loss attributable to Anywhere and Anywhere Group	$(101)	$(138)
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended March 31, 2024 includes restructuring charges of $1 million at Franchise Group, $6 million at Owned Brokerage Group and $4 million at Corporate and Other. The three months ended March 31, 2023 includes restructuring charges of $6 million at Franchise Group, $14 million at Owned Brokerage Group and $5 million at Corporate and Other.
(c)Non-cash impairments primarily related to leases and other assets.
(d)Former parent legacy cost is recorded in Corporate and Other and relates to a legacy tax matter.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2023 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" in this Quarterly Report as well as our 2023 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of March 31, 2024, our real estate franchise systems and proprietary brands had approximately 316,900 independent sales agents worldwide, including approximately 184,800 independent sales agents operating in the U.S. (which included approximately 55,500 company owned brokerage independent sales agents). As of March 31, 2024, our real estate franchise systems and proprietary brands had approximately 18,300 offices worldwide in 118 countries and territories, including approximately 5,500 brokerage offices in the U.S. (which included approximately 610 company owned brokerage offices). This segment also includes our global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 610 owned and operated brokerage offices with approximately 55,500 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
RECENT DEVELOPMENTS
NAR Settlement
On March 15, 2024, the National Association of Realtors announced a settlement agreement (the "NAR Settlement") with the plaintiffs in the Burnett and Moerhl antitrust sell-side class action cases, which releases the association, its members, MLSs owned by Realtor® associations, and brokerages with a NAR member as principal that had less than $2 billion in residential transaction volume in 2022. For nearly all other brokerage entities that had a residential transaction volume in 2022 that exceeded $2 billion and MLSs not wholly owned by REALTOR® associations, the settlement contains a mechanism to opt-in to the settlement to obtain releases, or they can separately negotiate a settlement, which would be subject to court approval.

In the NAR Settlement, NAR has agreed to various industry practice changes, including the elimination of any requirement for a seller or listing agent to offer compensation to the buyer broker, the prohibition of communicating offers of compensation to the buyer broker on the MLS (or any site that contains a derivative use of MLS data), and the requirement that brokers working with buyers enter into written agreements with their buyers. Per the NAR Settlement, these changes are scheduled to go into effect prior to the practice changes agreed to in the Anywhere Settlement.
On April 23, 2024, the court granted preliminary approval of the NAR Settlement. There can be no assurance that third parties, including regulatory bodies, will not object to the terms of the NAR Settlement, that the NAR Settlement will receive final court approval, or that it will not be modified as part of any such approval.
Anywhere Settlement
As further described in Note 6, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, our nationwide settlement in the Burnett antitrust sell-side class action litigation (the "Anywhere Settlement") remains subject to final court approval with a court hearing scheduled for May 9, 2024. Several parties have objected to the terms of the Anywhere Settlement, though the Company believes that, notwithstanding these objections, the Anywhere Settlement is fair, reasonable and adequate and expects to receive final court approval. There can be no assurance, however, that the Anywhere Settlement will receive final court approval or that the Anywhere Settlement will not be modified as part of any such approval.
Anywhere has agreed to deposit into the settlement fund an additional $20 million within 14 business days after court approval of fees and costs, which is typically granted with final approval; and the remaining balance of the settlement amount within 21 business days after final court approval and when all appellate rights are exhausted.
As disclosed in Note 6, Anywhere has agreed to certain practice changes, to be implemented within six months after final court approval and exhaustion of all appellate rights. The implementation timeline for certain practice changes required by the NAR Settlement will require the Company to accelerate the timing of certain practice changes contemplated by the Anywhere Settlement.
NAR/DOJ Litigation
As further described in Part I., "Item 1.—Business—Government and Other Regulations—Antitrust, Competition and Bribery Laws" in our Form 10-K for the year ended December 31, 2023, the DOJ, which had previously agreed to a proposed consent decree to settle its antitrust claims against NAR, withdrew from the consent decree and re-launched its investigation of NAR’s rules and conduct via a new and comprehensive civil investigative demand ("CID"). After the lower court granted NAR’s petition to set aside the new CID, on April 5, 2024, the D.C. Circuit Court of Appeals ruled in favor of the DOJ, allowing the agency to move forward to reopen its antitrust investigation of NAR.
CURRENT BUSINESS AND INDUSTRY TRENDS
The residential real estate market is at historic lows. According to data from NAR, homesale transactions in 2023 totaled 4.09 million compared to 5.03 million transactions in 2022, marking the lowest amount since 1995. For the Company, the combined homesale transaction volume of Franchise Group and Owned Brokerage Group, calculated by multiplying closed homesale transaction sides with the average homesale price decreased by 19% in 2023 and by 14% in 2022, when compared to the previous year.
Market conditions in the residential real estate industry remained weak in the first quarter of 2024. According to NAR for the first quarter of 2024 as compared to first quarter of 2023, the existing homesale transactions decreased 3% to 829,000 from 859,000.
Several market factors contributed to the substantial declines in homesale transactions, the reduced activity in purchase and refinancing units and the reduced mortgage origination volume. These factors include the rapid escalation of mortgage rates starting in March 2022, persistent high inflation over the past two years, reduced housing affordability, low housing inventory, and broader macroeconomic concerns. The low housing inventory environment not only led to a decrease in closed homesale sides but also contributed to an elevation in the average homesale price over the past two years.
We saw, however, improvement in the first quarter of 2024, with homesale transaction volume on a combined basis up 2% year-over-year, driven by year-over-year increases in average homesale price. For 2024, as of its most recently released forecast, Fannie Mae is forecasting existing homesale transactions to increase 4% to 4.27 million.

The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the three months ended March 31, 2024 as compared with the same period in 2023:

Three Months Ended March 31, 2024
Anywhere Combined
Homesale transaction volume*	2%
Closed homesale sides	(4)%
Average homesale price	7%
Anywhere Brands - Franchise Group
Homesale transaction volume*	3%
Closed homesale sides	(4)%
Average homesale price	7%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	—%
Closed homesale sides	(6)%
Average homesale price	7%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
The graphic below shows the improvement in combined homesale transaction volume for the Company by quarter in 2023 and 2024 as compared with the same period in the prior year:

Franchise Group and Owned Brokerage Group Combined
Quarterly 2023 vs 2022 and 2024 vs 2023
10%
5%
0%
(5)%
(10)%
(15)%
(20)%
(25)%
(30)%
(35)%
Percentage Change
(31)%
(23)%
(13)%
(6)%
2%
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Closed Homesale Sides
Average Homesale Price
Homesale Transaction Volume

Furthermore, refinancing title and closing units declined 8% and purchase title and closing units declined 2% at Title Group during the first quarter of 2024 compared with the same period in 2023 as a result of the high interest rate environment.

Cost Savings and Operational Efficiencies. We took additional cost savings actions to offset, in part, expected declines in homesale transaction volume, including reductions in the near term on spending on certain variable and semi-variable expenses and streamlining our administrative support cost structure. During the first quarter of 2024, the Company realized cost savings of approximately $30 million of which approximately half related to specific restructuring activities.
These actions build on the multiple other cost reduction and spending reprioritization initiatives such as simplified and more integrated and digitized offerings, systems and support. Delivering the Company’s business model more digitally is an increasing part of improving the agent, franchisee and consumer experience and our ongoing cost focus. The Company expects to continue to prioritize investments in efforts to support our independent sales agents, franchisees and consumers. This includes investments in technology and innovative products, lead generation and franchisee support.
Mortgage Rates. Freddie Mac reported average mortgage rates on commitments for a 30-year, conventional, fixed-rate mortgage more than doubled in 2022, peaking at 7.79% in the fourth quarter of 2023, the highest rate since 2000. Rates began to drop slightly in early 2024, however, they have remained elevated. For the week ending April 25, 2024, mortgage rates averaged 7.17%, according to Freddie Mac.
A wide variety of factors can contribute to mortgage rates, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels, foreclosure rates, and fiscal and monetary policies, to name a few. Since March 2022, the U.S. Federal Reserve Board (the "Federal Reserve") has taken aggressive action intended to try to control inflation, including raising the target federal funds rate by over 400 basis points during 2022 and by an additional 100 basis points during 2023. Although these actions have had mixed results on the economy, the Federal Reserve has maintained unchanged rates since July 2023. In their most recent press release in March 2024, they conveyed their anticipation that inflation will gradually align with their target, prompting a reduction in rates. However, the timing of these cuts remains uncertain. Yields on the 10-year Treasury note were 4.20% as of March 31, 2024 compared to 3.48% as of March 31, 2023. Fiscal and monetary policies of the federal government and its agencies can also adversely impact mortgage rates.
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
Inflation. The prevailing inflationary environment has affected U.S. consumers and the repercussions may persist. As evidenced by the Consumer Price Index for All Urban Consumers, (CPI) a gauge employed by the U.S. Bureau of Labor Statistics, there was a 3.5% (not seasonally adjusted) increase for the 12-month period ended March 31, 2024. The CPI serves as a metric for capturing the average fluctuations in prices paid by urban consumers across a diverse array of consumer goods and services. The macroeconomic landscape, including disruptions related to Russia's invasion of Ukraine and the ongoing conflict in the Middle East, introduce an additional layer of complexity to the inflationary dynamics. These geopolitical disruptions have the potential to intensify inflationary pressures, contributing to the volatility witnessed in the broader economic context. As consumers navigate this challenging landscape, the potential for continued impact on their purchasing power remains a significant consideration.
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
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. As of March 31, 2024 compared to the same period in 2023, independent sales agents affiliated with our company owned brokerages declined 5% and, based on information from such franchisees, independent sales agents affiliated with our U.S. franchisees also declined 3%. We believe these declines are consistent with a broader market trend of agents leaving the industry, and about half of the decline in independent sales agents affiliated with our company owned brokerages was primarily attributed to less experienced agents in the first quarter of 2024. Moreover, ongoing legal issues and changes in industry practices suggest that less experienced agents may continue to exit the industry.
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
Competition and Industry Disruption. See Part I., "Item 1.—Business—Competition" in our 2023 Form 10-K for a discussion of the current competitive environment, including with respect to competition for independent sales agents and franchisees as well as non-traditional competition and industry disruption.
Legal & Regulatory Environment. For a discussion of material litigation involving the Company see Part II., "Item 1.—Legal Proceedings" and Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, as well as Part I., "Item 3.—Legal Proceedings" and Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in our 2023 Form 10-K.
For a discussion of the current legal and regulatory environment and how such environment could potentially impact us, see Part I., "Item 1.—Business—Government and Other Regulations" and Part I., "Item 1A.—Risk Factors" in our 2023 Form 10-K.
Pending Litigation. For a discussion of material litigation involving the Company see Part II., "Item 1.—Legal Proceedings" and Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report. Adverse outcomes in these matters, individually or in the aggregate, including delays or a failure to receive court approval of any related settlements, could have a material adverse effect on our business, results of operations and financial condition, including with respect to our liquidity.
* * *
Other Third Party Data. This Quarterly Report includes data and information obtained from independent sources such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S. Bureau of Labor Statistics, the U.S. Federal Reserve Board, the National Association of Realtors ("NAR") and the Federal National Mortgage Association ("Fannie Mae"). We caution that such information is subject to change and do not endorse or suggest reliance on this data or information alone.

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
For Title Group, our assessment of operating performance centers on key metrics related to title and closing units differentiating between Purchase Title and Closing Units (resulting from home purchases), and Refinance Title and Closing Units (stemming from homeowners refinancing their home loans). The Average Fee Per Closing Unit metric represents the average fee earned on both purchase and refinancing title sides.
The following table presents our drivers for the three months ended March 31, 2024 and 2023. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

Three Months Ended March 31,
2024	2023	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	144,775	150,491	(4)%
Average homesale price	$470,119	$437,964	7%
Average homesale broker commission rate	2.43%	2.46%	(3)	bps
Net royalty per side	$417	$392	6%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	50,513	53,797	(6)%
Average homesale price	$709,506	$663,223	7%
Average homesale broker commission rate	2.41%	2.41%	—	bps
Gross commission income per side	$17,946	$16,776	7%
Anywhere Integrated Services - Title Group
Purchase title and closing units	21,325	21,749	(2)%
Refinance title and closing units	2,025	2,198	(8)%
Average fee per closing unit	$3,208	$3,129	3%
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
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and franchisees may receive volume incentives described in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See Part I., "Item 1.—Business—Anywhere Brands—Franchise Group—Operations—Franchising" in our 2023 Form 10-K for additional information.
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
RESULTS OF OPERATIONS
Discussed below are our condensed consolidated results of operations and the results of operations for each of our reportable segments. The reportable segments presented represent those for which we maintain separate financial information regularly reviewed and utilized by our chief operating decision maker for performance assessment and resource allocation. The classification of reportable segments, also considers the distinctive nature of services offered by each segment. Management's evaluation of individual reportable segment performance centers on two key metrics: revenue and Operating EBITDA. Operating EBITDA is a non-GAAP financial measure and is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues. Our presentation of Operating EBITDA may not align with similar measures employed by other entities. Variations may arise due to differences in the inclusion or exclusion of specific items and the interpretation of non-core elements within the calculation.
Our results of operations should be read in conjunction with our other disclosures in this Item 2. including under the heading Current Business and Industry Trends.

Three Months Ended March 31, 2024 vs. Three Months Ended March 31, 2023
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2024	2023	Change
Net revenues	$1,126	$1,131	$(5)
Total expenses	1,254	1,313	(59)
Loss before income taxes, equity in losses and noncontrolling interests	(128)	(182)	54
Income tax benefit	(28)	(46)	18
Equity in losses of unconsolidated entities	1	2	(1)
Net loss	(101)	(138)	37
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Anywhere and Anywhere Group	$(101)	$(138)	$37

Net revenues remained relatively flat for the three months ended March 31, 2024 compared to the three months ended March 31, 2023.
Total expenses decreased $59 million or 4% for the first quarter of 2024 compared to the first quarter of 2023 primarily due to:
•a $37 million net decrease in operating and general and administrative expenses primarily attributable to higher expense in 2023 related to accruals for legal matters, as well as a decrease in employee-related and other operating costs due to cost savings initiatives in the first quarter of 2024 compared to the first quarter of 2023;
•a $15 million decrease of former parent legacy costs due to the absence of expense for a legacy tax matter recorded during the first quarter of 2023; and
•$14 million of lower restructuring costs during the first quarter of 2024 compared to the first quarter of 2023.
Equity in losses were $1 million during the first quarter of 2024 compared to losses of $2 million during the first quarter of 2023. Equity in losses during the first quarter of 2024 consisted of $2 million of losses for Guaranteed Rate Affinity, partially offset by $1 million of earnings for the operations of our other equity method investments. Equity in losses during the first quarter of 2023 consisted of $2 million of losses for Guaranteed Rate Affinity and $1 million of losses for the operations of our brokerage related equity method investments, partially offset by $1 million of earnings for the Title Insurance Underwriter Joint Venture.
The Company continues to execute on its strategic plan ("the Operational Efficiencies Plan") to optimize operational efficiency, reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents as well as consumers from a marketing and technology perspective. Under the Operational Efficiencies Plan we incurred $10 million of costs including $5 million of facility related costs and $5 million of personnel related costs primarily at Owned Brokerage Group during the first quarter of 2024 compared to $23 million of costs during the first quarter of 2023. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $90 million with $73 million incurred to date through the first quarter of 2024. During the first quarter of 2024, the Company realized cost savings of approximately $30 million of which approximately half related to specific restructuring activities. Furthermore, in connection with prior restructuring programs, we incurred $1 million of costs during the first quarter of 2024 compared to $2 million during the first quarter of 2023 primarily related to the transformation of our corporate headquarters. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $28 million for the three months ended March 31, 2024 compared to $46 million for the three months ended March 31, 2023. Our effective tax rate was 22% and 25% for the three months ended March 31, 2024 and 2023, respectively. The effective tax rate for the three months ended March 31, 2024 was primarily impacted by non-deductible executive compensation and equity awards for which the market value at vesting was lower than at the date of grant.

The following table reflects a reconciliation of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Net loss attributable to Anywhere and Anywhere Group	$(101)	$(138)
Income tax benefit	(28)	(46)
Loss before income taxes	(129)	(184)
Add: Depreciation and amortization	55	50
Interest expense, net	39	38
Restructuring costs, net (a)	11	25
Impairments (b)	6	4
Former parent legacy cost, net (c)	1	16
Gain on the sale of businesses, investments or other assets, net	—	(1)
Operating EBITDA	$(17)	$(52)

	Revenues (d)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2024	2023			2024	2023			2024	2023
Franchise Group	$200	$207	$(7)	(3)%	$89	$97	$(8)	(8)%	45%	47%	(2)
Owned Brokerage Group	919	915	4	—	(59)	(75)	16	21	(6)	(8)	2
Title Group	71	72	(1)	(1)	(15)	(17)	2	12	(21)	(24)	3
Corporate and Other	(64)	(63)	(1)	(d)	(32)	(57)	25	44
Total Company	$1,126	$1,131	$(5)	—%	$(17)	$(52)	$35	67%	(2)%	(5)%	3
_______________
(a)Restructuring charges incurred for the three months ended March 31, 2024 include $1 million at Franchise Group, $6 million at Owned Brokerage Group and $4 million at Corporate and Other. Restructuring charges incurred for the three months ended March 31, 2023 include $6 million at Franchise Group, $14 million at Owned Brokerage Group and $5 million at Corporate and Other.
(b)Non-cash impairments primarily related to leases and other assets.
(c)Former parent legacy cost is recorded in Corporate and Other and relates to a legacy tax matter.
(d)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $64 million and $63 million during the three months ended March 31, 2024 and 2023, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues increased 3 percentage points for the three months ended March 31, 2024 compared to the same period in 2023. Franchise Group's margin decreased 2 percentage points primarily due to lower revenue from our relocation operations and leads business as a result of lower volume. Owned Brokerage Group's margin increased 2 percentage points primarily due to cost savings initiatives. Title Group's margin increased 3 percentage points primarily due to a decrease in employee-related and other operating costs as a result of cost savings initiatives.
Corporate and Other Operating EBITDA for the three months ended March 31, 2024 improved $25 million to a loss of $32 million primarily attributable to higher expense in 2023 related to accruals for legal matters.
Anywhere Brands—Franchise Group
Revenues decreased $7 million to $200 million and Operating EBITDA decreased $8 million to $89 million for the three months ended March 31, 2024 compared to the same period in 2023.
Royalty revenue increased $2 million, offset by a $9 million decrease in revenue from our relocation operations and leads business as a result of lower relocation volume during the first quarter of 2024 as compared to the first quarter of 2023.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $61 million and $60 million during the first quarter of 2024 and 2023, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $8 million primarily due to the decline in revenue from our relocation operations and leads business as discussed above.

Anywhere Advisors—Owned Brokerage Group
Revenues increased $4 million to $919 million and Operating EBITDA increased $16 million to a loss of $59 million for the three months ended March 31, 2024 compared with the same period in 2023.
The revenue increase of $4 million was primarily driven by a 7% increase in average homesale price, partially offset by a 6% decrease in existing homesale transactions.
Operating EBITDA increased $16 million primarily due to
•a $10 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives;
•a $4 million decrease in marketing expense as a result of cost savings initiatives; and
•a $4 million increase in revenues as discussed above,
partially offset by a $3 million increase in commission expenses paid to independent sales agents.
Anywhere Integrated Services—Title Group
Revenues decreased $1 million to $71 million and Operating EBITDA increased $2 million to a loss of $15 million for the three months ended March 31, 2024 compared with the same period in 2023.
Revenues decreased $1 million primarily due to a decrease in refinance and purchase units partially offset by the increase in the average fee per closing unit.
Operating EBITDA increased $2 million primarily due to lower employee-related and other operating costs primarily as a result of cost savings initiatives and declines in variable operating costs due to lower volume.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2024	December 31, 2023	Change
Total assets	$5,799	$5,839	$(40)
Total liabilities	4,219	4,158	61
Total equity	1,580	1,681	(101)
For the three months ended March 31, 2024, total assets decreased $40 million primarily due to:
•a $22 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $19 million decrease in property and equipment primarily due to asset depreciation;
•an $11 million net decrease in operating lease assets primarily due to asset depreciation, partially offset by a $13 million increase in relocation and trade receivables primarily due to timing.
Total liabilities increased $61 million primarily due to:
•a $150 million net increase in corporate debt primarily related to additional borrowings under the Revolving Credit Facility; and
•an $11 million increase in other non-current liabilities,
partially offset by:
•a $47 million decrease in accrued expenses and other current liabilities primarily due to payment of employee-related liabilities in the first quarter of 2024 which were fully accrued as of December 31, 2023;
•a $28 million decrease in deferred tax liabilities;
•an $11 million decrease in accounts payable; and
•a $9 million decrease in operating lease liabilities.
Total equity decreased $101 million due to net loss of $101 million for the three months ended March 31, 2024.

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
From time to time, we seek to repay, refinance or restructure all or a portion of our debt or to repurchase our outstanding debt through, as applicable, tender offers, exchange offers, open market purchases, privately negotiated transactions or otherwise. Such transactions, if any, will depend on a number of factors, including prevailing market conditions, our liquidity requirements and contractual requirements (including compliance with the terms of our debt agreements), among other factors. We plan to extend, refinance, replace or repay our Term Loan A Facility by November 2024. See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for further information.
On October 6, 2023, we announced the terms of a settlement agreement the Company has entered into to settle all claims asserted against it or that could have been asserted against it in the Burnett and Moehrl antitrust class action litigation. Under the terms of the proposed nationwide settlement, which is subject to final court approval, we agreed to provide monetary relief of $83.5 million, of which $10 million was paid in December 2023, as well as injunctive relief. The settlement received preliminary court approval in November 2023, with a hearing on final approval currently set for May 9, 2024. See Note 6, "Commitments and Contingencies", to the Condensed Consolidated Financial Statements for more information.
As further described in Note 6, "Commitments and Contingencies—Litigation—Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates", the California Office of Tax Appeals has declined the Company’s petition for a rehearing of its legacy tax matter, and the tax assessment, which as of March 31, 2024 is accrued at $39 million, is anticipated to become payable as early as the second quarter of 2024, even if the Company seeks further judicial relief.
Our material cash requirements from known contractual and other obligations as of March 31, 2024 have not changed materially from the amounts reported in our 2023 Form 10-K.
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
Material Litigation. We are a party to certain material litigation, as described in Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. Adverse outcomes in these matters, or the failure to obtain final approval of the legal settlement discussed in Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements, could have a material adverse effect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity.
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
Cash Flows
At March 31, 2024, we had $115 million of cash, cash equivalents and restricted cash, a decrease of $4 million compared to the balance of $119 million at December 31, 2023. The following table summarizes our cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$(122)	$(113)	$(9)
Investing activities	(16)	(5)	(11)
Financing activities	134	26	108
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$(4)	$(92)	$88
For the three months ended March 31, 2024, $9 million more cash was used in operating activities compared to the same period in 2023 principally due to:
•$40 million less cash provided by the net change in relocation and trade receivables due to timing; and
•$39 million more cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of higher employee incentive compensation in the first quarter of 2024, partially offset by:
•$62 million more cash provided by operating results; and
•$9 million less cash used for other assets.
For the three months ended March 31, 2024, $11 million less cash was provided by investing activities compared to the same period in 2023 primarily due to the absence in 2024 of $6 million proceeds from the sale of business in 2023 and $6 million proceeds received from investments in 2023.
For the three months ended March 31, 2024, $134 million of cash was provided by financing activities compared to $26 million of cash provided by financing activities during the same period in 2023. For the three months ended March 31, 2024, $134 million of cash was provided by financing activities primarily due to $153 million of additional borrowings under the Revolving Credit Facility, partially offset by:
•$6 million of other financing payments primarily related to contracts and finance leases;
•$5 million of quarterly amortization payments on the term loan facilities; and
•$5 million net decrease in securitization borrowings.
For the three months ended March 31, 2023, $26 million of cash was provided by financing activities as follows:
•$30 million of additional borrowings under the Revolving Credit Facility; and
•$11 million net increase in securitization borrowings,
partially offset by $8 million of other financing payments primarily related to finance leases.

Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of March 31, 2024.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.00% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2024.
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
Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. Operating EBITDA is our primary non-GAAP measure. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2023, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.

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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2024, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility and Term Loan A Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2024, we had variable interest rate debt outstanding under our Revolving Credit Facility and Term Loan A Facility of $640 million. The interest rate with respect to the Revolving Credit Facility and Term Loan A Facility, which was 7.18% at March 31, 2024, is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2024 senior secured leverage ratio, the margin was 1.75%. At March 31, 2024, the one-month SOFR was 5.33%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $2 million impact on our annual interest expense.
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
Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2024 and for the three-month periods ended March 31, 2024 and 2023 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated May 2, 2024, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for additional information on the Company's legal proceedings. The Company disputes the allegations against it in each of the captioned matters set forth in Note 6, believes it has substantial defenses against plaintiffs’ claims and is vigorously defending these actions (though the courts have stayed its defense in the Burnett and Moehrl cases as part of the settlement of those cases described in Note 6).
See Part I., "Item 1.—Business—Government and Other Regulations" in our 2023 Form 10-K for additional information on important legal and regulatory matters that impact our business, including a summary of the current legal and regulatory environment.
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community (such as in the areas of worker classification and antitrust and competition, among others) and may generate litigation or investigations for the Company. For example, see "Management's Discussion and Analysis of Financial Condition and Results of Operations—Recent Developments" for additional information about the NAR Settlement and the D.C. Circuit Court of Appeals recent ruling allowing the DOJ to move forward to reopen its antitrust investigation of NAR. See Part I., "Item 1A.—Risk Factors" in our 2023 Form 10-K and Part I., "Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report for additional disclosure regarding potential industry structure changes.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6.    Exhibits.
Exhibit        Description
10.1*    First Amendment to the Cooperation Agreement dated as of April 2, 2024, by and among Anywhere Real Estate Inc., Angelo Gordon & Co., L.P. and certain affiliated investors.
10.2*    Special Performance and Retention Award and Performance and Retention Cash-Settled Restricted Stock Unit Notice of Grant and Award Agreement dated February 22, 2024, between Anywhere Real Estate Inc. and Charlotte C. Simonelli.
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

Date: May 2, 2024
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: May 2, 2024
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller