Form 10-Q
period 2024-06-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2024-08-01
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 111,273,147 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of July 30, 2024.
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
◦continued strength and benefits in our franchise model (relative to other business options) to attract and retain franchisees or renew existing franchise agreements without reducing contractual royalty rates or increasing the amount and prevalence of sales incentives;
◦simplify the transaction process for agents and consumers;
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
•Adverse developments or outcomes in current or future litigation, in particular class action antitrust litigation and litigation related to the Telephone Consumer Protection Act ("TCPA"), that may materially harm our business, results of operations and financial condition;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of June 30, 2024, and the related condensed consolidated statements of operations and of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2024 and 2023 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, of comprehensive (loss) income, of equity and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 1, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of June 30, 2024, and the related condensed consolidated statements of operations and of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2024 and 2023 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2024 and 2023, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2023, and the related consolidated statements of operations, of comprehensive (loss) income and of cash flows for the year then ended (not presented herein), and in our report dated February 20, 2024, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2023, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
August 1, 2024

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Revenues
Gross commission income	$1,376	$1,363	$2,283	$2,266
Service revenue	159	163	278	290
Franchise fees	101	102	171	171
Other	33	43	63	75
Net revenues	1,669	1,671	2,795	2,802
Expenses
Commission and other agent-related costs	1,108	1,092	1,834	1,815
Operating	285	299	558	585
Marketing	47	56	92	105
General and administrative	93	104	192	227
Former parent legacy cost, net	1	1	2	17
Restructuring costs, net	7	6	18	31
Impairments	2	4	8	8
Depreciation and amortization	48	49	103	99
Interest expense, net	40	39	79	77
Other income, net	—	(1)	(1)	(2)
Total expenses	1,631	1,649	2,885	2,962
Income (loss) before income taxes, equity in earnings and noncontrolling interests	38	22	(90)	(160)
Income tax expense (benefit)	11	8	(17)	(38)
Equity in earnings of unconsolidated entities	(3)	(5)	(2)	(3)
Net income (loss)	30	19	(71)	(119)
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Anywhere and Anywhere Group	$30	$19	$(71)	$(119)

Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.27	$0.17	$(0.64)	$(1.08)
Diluted earnings (loss) per share	$0.27	$0.17	$(0.64)	$(1.08)
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	111.2	110.4	110.9	110.1
Diluted	111.9	111.3	110.9	110.1
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income (loss)	$30	$19	$(71)	$(119)
Currency translation adjustment	—	—	(1)	—
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	—	—	—	1
Other comprehensive (loss) income, before tax	—	—	(1)	1
Income tax expense related to items of other comprehensive income amounts	—	—	—	—
Other comprehensive (loss) income, net of tax	—	—	(1)	1
Comprehensive income (loss)	30	19	(72)	(118)
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Anywhere and Anywhere Group	$30	$19	$(72)	$(118)

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$128	$106
Restricted cash	9	13
Trade receivables (net of allowance for doubtful accounts of $18 for both periods presented)	126	105
Relocation receivables	209	138
Other current assets	219	218
Total current assets	691	580
Property and equipment, net	254	280
Operating lease assets, net	361	380
Goodwill	2,499	2,499
Trademarks	586	586
Franchise agreements, net	854	887
Other intangibles, net	117	127
Other non-current assets	484	500
Total assets	$5,846	$5,839
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$105	$99
Securitization obligations	152	115
Current portion of long-term debt	606	307
Current portion of operating lease liabilities	112	113
Accrued expenses and other current liabilities	523	573
Total current liabilities	1,498	1,207
Long-term debt	2,054	2,235
Long-term operating lease liabilities	314	333
Deferred income taxes	189	207
Other non-current liabilities	177	176
Total liabilities	4,232	4,158
Commitments and contingencies (Note 6)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 111,243,246 shares issued and outstanding at June 30, 2024 and 110,488,093 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	4,818	4,813
Accumulated deficit	(3,162)	(3,091)
Accumulated other comprehensive loss	(45)	(44)
Total stockholders' equity	1,612	1,679
Noncontrolling interests	2	2
Total equity	1,614	1,681
Total liabilities and equity	$5,846	$5,839
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net loss	$(71)	$(119)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	103	99
Deferred income taxes	(19)	(39)
Impairments	8	8
Amortization of deferred financing costs and debt premium	4	4
Gain on the sale of businesses, investments or other assets, net	—	(1)
Equity in earnings of unconsolidated entities	(2)	(3)
Stock-based compensation	8	8
Other adjustments to net loss	(2)	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(21)	58
Relocation receivables	(71)	(46)
Other assets	40	36
Accounts payable, accrued expenses and other liabilities	(52)	(16)
Dividends received from unconsolidated entities	1	2
Other, net	(9)	(8)
Net cash used in operating activities	(83)	(20)
Investing Activities
Property and equipment additions	(36)	(34)
Payments for acquisitions, net of cash acquired	—	(1)
Net proceeds from the sale of businesses	—	8
Proceeds from the sale of investments in unconsolidated entities	—	6
Other, net	1	1
Net cash used in investing activities	(35)	(20)
Financing Activities
Net change in Revolving Credit Facility	125	—
Amortization payments on term loan facilities	(10)	(7)
Net change in securitization obligations	37	38
Taxes paid related to net share settlement for stock-based compensation	(3)	(4)
Other, net	(13)	(18)
Net cash provided by financing activities	136	9
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	1
Net increase (decrease) in cash, cash equivalents and restricted cash	18	(30)
Cash, cash equivalents and restricted cash, beginning of period	119	218
Cash, cash equivalents and restricted cash, end of period	$137	$188

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4 and $6 respectively)	$79	$82
Income tax payments, net	1	3
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of June 30, 2024 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2024 and 2023 and cash flows for the six months ended June 30, 2024 and 2023. The Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes fair value measurements by level at June 30, 2024 for assets and liabilities measured at fair value on a recurring basis:

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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2023	$4
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(1)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at June 30, 2024	$3
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2024		December 31, 2023
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$410	$410	$285	$285
Term Loan A Facility	196	195	206	205
7.00% Senior Secured Second Lien Notes	640	523	640	590
5.75% Senior Notes	576	349	576	448
5.25% Senior Notes	457	271	457	336
0.25% Exchangeable Senior Notes	403	324	403	314
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At June 30, 2024, the Company had various equity method investments totaling $179 million recorded on the other non-current assets line on the accompanying Condensed Consolidated Balance Sheets. Although the Company holds certain governance rights, it lacks controlling financial or operational interests in these investments.
The Company recorded equity in (earnings) losses from its equity method investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Guaranteed Rate Affinity (1)	$—	$(2)	$2	$—
Title Insurance Underwriter Joint Venture (2)	(1)	(1)	(1)	(2)
Other equity method investments (3)	(2)	(2)	(3)	(1)
Equity in earnings of unconsolidated entities	$(3)	$(5)	$(2)	$(3)
_______________
(1)The Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate Affinity") at Title Group had an investment balance of $65 million and $67 million at June 30, 2024 and December 31, 2023, respectively.
(2)The Company's 25% equity interest in the Title Insurance Underwriter Joint Venture at Title Group had an investment balance of $75 million and $74 million at June 30, 2024 and December 31, 2023, respectively.
(3)The Company's various other equity method investments at Title Group and Brokerage Group had a total investment balance of $39 million and $37 million at June 30, 2024 and December 31, 2023, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $11 million and $8 million for the three months ended June 30, 2024 and 2023, respectively, and a benefit of $17 million and $38 million for the six months ended June 30, 2024 and 2023, respectively.

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

	Three Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Gross commission income (a)	$—	$—	$1,376	$1,363	$—	$—	$—	$—	$1,376	$1,363
Service revenue (b)	55	62	7	6	97	95	—	—	159	163
Franchise fees (c)	190	191	—	—	—	—	(89)	(89)	101	102
Other (d)	20	31	10	11	6	5	(3)	(4)	33	43
Net revenues	$265	$284	$1,393	$1,380	$103	$100	$(92)	$(93)	$1,669	$1,671

	Six Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Gross commission income (a)	$—	$—	$2,283	$2,266	$—	$—	$—	$—	$2,283	$2,266
Service revenue (b)	101	117	11	10	166	163	—	—	278	290
Franchise fees (c)	321	320	—	—	—	—	(150)	(149)	171	171
Other (d)	43	54	18	19	8	9	(6)	(7)	63	75
Net revenues	$465	$491	$2,312	$2,295	$174	$172	$(156)	$(156)	$2,795	$2,802
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2024	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2024
Franchise Group:
Deferred area development fees (a)	$39	$1	$(3)	$37
Deferred brand marketing fund fees (b)	19	35	(34)	20
Deferred outsourcing management fees (c)	3	22	(20)	5
Other deferred income related to revenue contracts	8	17	(11)	14
Total Franchise Group	69	75	(68)	76
Owned Brokerage Group:
Advanced commissions related to development business (d)	12	4	(3)	13
Other deferred income related to revenue contracts	3	3	(1)	5
Total Owned Brokerage Group	15	7	(4)	18
Total	$84	$82	$(72)	$94

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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $3 million and $4 million during the six months ended June 30, 2024 and 2023, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of June 30, 2024 have not changed materially from the amounts reported in the 2023 Form 10-K.
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

SEC Rule on Climate-Related Disclosures
In March 2024, the SEC adopted final regulations aimed at improving and streamlining climate-related disclosures for publicly traded companies and in public offerings. These regulations represent the SEC's response to investors' calls for more uniform, comparable, and trustworthy data regarding the financial implications of climate-related risks on a company's operations, as well as its strategies for managing such risks. The registrants will be required to provide disclosure, subject to existing audit requirements, regarding the effects of severe weather events and other natural conditions on the financial statements; financial information related to certain carbon offsets and renewable energy certificates; and material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans. Additional disclosure requirements will include: material direct and indirect (Scope 1 and Scope 2) greenhouse gas emissions; governance and oversight of material climate-related risks; the material impact of climate risks on the company’s strategy, results of operations and financial condition; risk management processes for material climate-related risks; and material climate targets and goals. The final rule was scheduled to become effective May 28, 2024, however, the SEC has voluntarily stayed the rule's effective date pending judicial review of consolidated challenges to those rules by the U.S. Court of Appeals for the Eighth Circuit. Pending the resolution of the legal challenges, the final rule provides phase-in periods for compliance with the earliest compliance period applying to large accelerated filers for their annual reports for fiscal year 2025 (filed in 2026). The compliance period begins for annual reports for fiscal year 2026 (filed in 2027) for accelerated filers, with additional delays for smaller companies and greenhouse gas emissions related and certain other disclosures. The SEC final rules follow on the heels of the California climate legislation that will require public and private companies that do business in California to disclose their greenhouse gas emissions and their climate-related financial risks. The Company is currently evaluating the impact of the new laws and regulations.
2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2023	$3,953	$1,089	$455	$5,497
Goodwill acquired	—	—	—	—
Goodwill reduction	—	—	—	—
Goodwill (gross) at June 30, 2024	3,953	1,089	455	5,497

Accumulated impairment losses at December 31, 2023	(1,586)	(1,088)	(324)	(2,998)
Goodwill impairment	—	—	—	—
Accumulated impairment losses at June 30, 2024 (a)	(1,586)	(1,088)	(324)	(2,998)
Goodwill (net) at June 30, 2024	$2,367	$1	$131	$2,499
_______________
(a)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of June 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,156	$854	$2,010	$1,123	$887
Indefinite life—Trademarks (b)	$586		$586	$586		$586
Other Intangibles
Amortizable—License agreements (c)	$45	$16	$29	$45	$16	$29
Amortizable—Customer relationships (d)	454	396	58	454	385	69
Indefinite life—Title plant shares (e)	29		29	28		28
Amortizable—Other (f)	7	6	1	7	6	1
Total Other Intangibles	$535	$418	$117	$534	$407	$127

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
Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchise agreements	$17	$16	$33	$33
Customer relationships	5	6	11	11
Other	1	—	1	1
Total	$23	$22	$45	$45
Based on the Company’s amortizable intangible assets as of June 30, 2024, the Company expects related amortization expense for the remainder of 2024, the four succeeding years and thereafter to be approximately $45 million, $89 million, $89 million, $74 million, $68 million and $577 million, respectively.
3.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	June 30, 2024	December 31, 2023
Prepaid contracts and other prepaid expenses	$90	$78
Prepaid agent incentives	43	49
Franchisee sales incentives	29	30
Other	57	61
Total other current assets	$219	$218
Accrued expenses and other current liabilities consisted of:

	June 30, 2024	December 31, 2023
Accrued payroll and related employee costs	$119	$158
Advances from clients	28	29
Accrued volume incentives	21	28
Accrued commissions	44	34
Restructuring accruals	14	14
Deferred income	65	53
Accrued interest	36	34
Current portion of finance lease liabilities	8	9
Due to former parent	40	38
Other	148	176
Total accrued expenses and other current liabilities	$523	$573

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2024	December 31, 2023
Revolving Credit Facility	$410	$285
Term Loan A Facility	196	206
7.00% Senior Secured Second Lien Notes	629	627
5.75% Senior Notes	576	576
5.25% Senior Notes	451	451
0.25% Exchangeable Senior Notes	398	397
Total Short-Term & Long-Term Debt	$2,660	$2,542
Securitization Obligations:
Apple Ridge Funding LLC	$152	$115
Indebtedness Table
As of June 30, 2024, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (3)	$410	$ *	$410
Term Loan A Facility	(4) (5)	February 2025	196	—	196
Senior Secured Second Lien Notes	7.00%	April 2030	640	11	629
Senior Notes	5.75%	January 2029	576	—	576
Senior Notes	5.25%	April 2030	457	6	451
Exchangeable Senior Notes	0.25%	June 2026	403	5	398
Total Short-Term & Long-Term Debt			$2,682	$22	$2,660
Securitization obligations: (6)
Apple Ridge Funding LLC		May 2025	$152	$ *	$152
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of June 30, 2024, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of June 30, 2024, there were $410 million of outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit. On July 30, 2024, the Company had $400 million of outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit.
(2)The interest rate with respect to revolving loans under the Revolving Credit Facility at June 30, 2024 is based on, at the Company's option, Term Secured Overnight Financing Rate (" SOFR") plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2024.
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
(4)The interest rate with respect to outstanding borrowings under the Term Loan A Facility at June 30, 2024 is based on, at the Company's option, Term SOFR plus a 10 basis point credit spread adjustment or ABR, plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2024.
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
(6)In May 2024, Anywhere Group extended the existing Apple Ridge Funding LLC securitization program until May 30, 2025. As of June 30, 2024, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $152 million being utilized leaving $48 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $214 million and $146 million of underlying relocation receivables and other related relocation assets at June 30, 2024 and December 31, 2023, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $2 million and $3 million for the three months ended June 30, 2024 and 2023, respectively, as well as $4 million and $6 million for the six months ended June 30, 2024 and 2023, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 8.4% and 7.1% for the six months ended June 30, 2024 and 2023, respectively.
Maturities Table
As of June 30, 2024, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2024 and each of the next four years is as follows:

Year	Amount
Remaining 2024 (a)	$422
2025	184
2026	403
2027	—
2028	—
_______________
(a)Remaining 2024 includes amortization payments totaling $12 million for the Term Loan A Facility, as well as $410 million of outstanding borrowings under the Revolving Credit Facility which expires in July 2027 (subject to earlier spring maturity) but is classified on the balance sheet as current due to the revolving nature and terms and conditions of the facility. The current portion of long-term debt of $606 million shown on the Condensed Consolidated Balance Sheets consists of $410 million of outstanding borrowings under the Revolving Credit Facility and $196 million of outstanding borrowings under the Term Loan A Facility expiring February 8, 2025.
5.    RESTRUCTURING COSTS
Restructuring charges were $7 million and $18 million for the three and six months ended June 30, 2024, respectively, and $6 million and $31 million for the three and six months ended June 30, 2023, respectively. The components of the restructuring charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Personnel-related costs (1)	$5	$2	$10	$13
Facility-related costs (2)	2	4	8	18
Total restructuring charges (3)	$7	$6	$18	$31
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
(3)Restructuring charges for the three months ended June 30, 2024 include $6 million of expense related to the Operational Efficiencies Plan and $1 million of expense related to prior restructuring plans.
Restructuring charges for the three months ended June 30, 2023 include $5 million of expense related to the Operational Efficiencies Plan and $1 million of expense related to prior restructuring plans.

Restructuring charges for the six months ended June 30, 2024 include $16 million of expense related to the Operational Efficiencies Plan and $2 million of expense related to prior restructuring plans.
Restructuring charges for the six months ended June 30, 2023 include $28 million of expense related to the Operational Efficiencies Plan and $3 million of expense related to prior restructuring plans.
Operational Efficiencies Plan
The Company is actively executing its strategic Operational Efficiencies Plan ("the Plan"). In response to housing market trends, a significant workforce reduction occurred in January 2023. Additional costs in 2024 relate primarily to facility closures as part of ongoing Plan execution. The Company’s broader cost reduction initiatives include digital transformation efforts and technology investments in efforts to support its independent sales agents, franchisees and consumers.
The following is a reconciliation of the beginning and ending reserve balances related to the Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2023	$10	$4	$14
Restructuring charges (1)	10	6	16
Costs paid or otherwise settled	(8)	(7)	(15)
Balance at June 30, 2024	$12	$3	15
_______________
(1)In addition, the Company incurred $6 million of facility-related costs for lease asset impairments in connection with the Plan during the six months ended June 30, 2024.
The following table shows the total costs currently expected to be incurred by type of cost related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$47	$45	$2
Facility-related costs	41	34	7
Total	$88	$79	$9
The following table shows the total costs currently expected to be incurred by reportable segment related to the Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$16	$16	$—
Owned Brokerage Group	54	46	8
Title Group	6	5	1
Corporate and Other	12	12	—
Total	$88	$79	$9
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2023, the remaining liability related to these initiatives was $9 million. During the six months ended June 30, 2024, the Company incurred $2 million of costs and paid or settled $2 million of costs resulting in a remaining accrual of $9 million at June 30, 2024. The remaining accrual of $9 million and total amount remaining to be incurred of $17 million primarily relate to the transformation of the Company's corporate headquarters.

6.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various claims, legal proceedings, alternative dispute resolution and governmental inquiries or regulatory actions, including the matters described below.
Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties. Even cases brought by us can involve counterclaims asserted against us and even in matters in which we are not a named party, regulatory investigations and other litigation can have significant implications for the Company, particularly to the extent that changes in industry rules and practices can directly impact us. In addition, litigation and other legal matters, including class action lawsuits, multi-party litigation and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Certain types of claims, such as RESPA and antitrust laws, generally provide for joint and several liability and treble damages. Insurance coverage may be unavailable for certain types of claims (including antitrust and Telephone Consumer Protection Act ("TCPA") litigation), insurance carriers may dispute coverage, and even where coverage is provided, it may not cover the full amount of losses the Company incurs.
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters when it is both probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no "most likely" estimate. For other litigation described on the following pages, management is unable to provide a meaningful estimate of the possible loss or range of possible losses that could potentially result from such litigation.
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
Antitrust Litigation
As disclosed in Note 15, "Commitments and Contingencies—Litigation" to the Consolidated Financial Statements in our 2023 Form 10-K, the Company has been named in a number of class actions covering sellers of homes utilizing a broker during the class period that challenge residential real estate industry rules and practices that require an offer of compensation and payment of buyer-broker commissions and certain alleged associated practices, including in the following cases:
•Burnett, Hendrickson, Breit, Trupiano, and Keel v. The National Association of Realtors, Realogy Holdings Corp.,     Homeservices of America, Inc., BHH Affiliates LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Western District of Missouri) (formerly captioned as Sitzer);
•Moehrl, Cole, Darnell, Ramey, Umpa and Ruh v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois); and
•Nosalek, Hirschorn and Hirschorn v. MLS Property Information Network, Inc., Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the District of Massachusetts).
In October 2023, the Company agreed to a settlement, on a nationwide basis, of all claims asserted or that could have been asserted against Anywhere in the Burnett, Moehrl and Nosalek cases, including claims asserted on behalf of home sellers in similar matters (the “Anywhere Settlement”) and the court granted final approval of the Anywhere Settlement on

May 9, 2024. The final approval has been appealed by several parties, including a plaintiff class member from the Batton buy-side case (described below), specifically claiming that the release in the Anywhere Settlement should not release any buy-side claims that sellers may also have.
The Anywhere Settlement releases the Company, all subsidiaries, brands, affiliated agents, and franchisees from all claims that were or could have been asserted by all persons who sold a home that was listed on a multiple listing service anywhere in the United States where a commission was paid to any brokerage in connection with the sale of the home in the relevant class period. The Anywhere Settlement is not an admission of liability, nor does it concede or validate any of the claims asserted against Anywhere.
Under the terms of the nationwide Anywhere Settlement, Anywhere has agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted.
The Anywhere Settlement includes injunctive relief for a period of five years, requiring practice changes in the Company owned brokerage operations and that the Company recommend and encourage these same practice changes to its independently owned and operated franchise network. The injunctive relief, includes but is not limited to, reminding Company owned brokerages, franchisees and their respective agents that Anywhere has no rule requiring offers of compensation to buyer brokers; prohibiting Company owned brokerages (and recommending to franchisees) and agents from using technology (or manually) to sort listings by offers of compensation, unless requested by the client; eliminating any minimum client commission for Company owned brokerages; and refraining from adopting any requirement that Company owned brokerages, franchisees or their respective agents belong to National Association of Realtors ("NAR") or follow NAR’s Code of Ethics or MLS handbook. The practice changes are to take place no later than six months after the Anywhere Settlement receives final court approval and all appellate rights are exhausted.
More recent settlements by NAR, other Realtor® associations or MLSs involve injunctive relief that, if approved and implemented, will impact the entire industry, including our owned brokerages and those of our franchisees. Specifically, NAR entered into a nationwide class action settlement (the "NAR Settlement"), which has been preliminarily approved by the court, under which it has agreed to certain practice changes and to pay $418 million. These practice changes include, but are not limited to, prohibiting offers of compensation to buyer brokers from being made on listings on an MLS, requiring Realtors® representing a buyer to enter into a written agreement with a buyer, setting forth the buyer broker’s fee and obligations before showing the buyer a property, and prohibiting Realtors® from representing their services as free, or collecting greater compensation than set forth in the written agreement with the buyer. The NAR Settlement allowed for participation by non-NAR MLSs, but a number of those MLSs have elected not to participate in the NAR Settlement, and as such, they will continue to operate on their own rules regarding broker compensation and will not be restricted by the constraints in the NAR Settlement. A hearing for final approval of the NAR settlement is scheduled for November 26, 2024.
In addition, since late October 2023, more than thirty additional lawsuits with similar or related claims have been filed against various real estate brokerages, NAR, MLSs, and/or state and local Realtor Associations, about a third of which name Anywhere, its subsidiaries or franchisees (the “Copycat Litigation”). In those cases, plaintiffs have generally either agreed to dismiss or stay the actions against Anywhere, its subsidiaries or franchisees pending the conclusion of the appeals of the trial court's grant of final approval of the Anywhere Settlement.
McFall v. Canadian Real Estate Association, et al., Federal Court, Canada, Court File No. T-119-24. In this putative class action, filed on January 18, 2024, plaintiff alleges that Coldwell Banker Canada, amongst other brokers, franchisors, Regional Real Estate Boards (“RREB”) and the Canadian Real Estate Board (“CREB”) conspired to fix the price of buyer brokerage services in violation of civil and criminal statutes. On March 14, 2024, the Court entered an order functionally staying the matter pending further order of the court. We believe the court will reexamine this order upon conclusion of the appeal in a previously filed matter involving similar allegations but different parties.
Separately, a putative nationwide class action on behalf of home buyers (instead of sellers) captioned Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division) was filed on January 25, 2021 ("Batton", formerly captioned as Leeder), in which the plaintiffs take issue with certain NAR policies, including those related to buyer-broker compensation at issue in the Moehrl and Burnett matters, but claim the alleged conspiracy has harmed buyers (instead of sellers), and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/

or restitution, interest, and reasonable attorneys’ fees and expenses. The only claims remaining outstanding are state law claims. The Company's motion to dismiss remains pending. The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation. In addition to these substantial defenses, the final approval of the Anywhere Settlement limited the size of the Batton case because the settling plaintiffs are releasing claims of the type alleged in Batton. As noted above, the named plaintiffs in the Batton case have filed an appeal of the final approval of the Anywhere Settlement, objecting to the release of buy-side claims in that settlement.
The Company believes that additional antitrust litigation and investigations related to other industry practices may be possible beyond what has already been filed. We believe, for example, the DOJ is continuing to focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR settlement and potentially broader restrictions or bans on offers of compensation. Their focus has also expanded to include the comingling rule, which is a non-mandatory rule that precludes the joint display of MLS and non-MLS listings. The DOJ may expand its focus to include certain other rules, such as the clear cooperation policy, which is a NAR-mandated policy that requires a listing broker to submit a listing to the MLS for cooperation with other MLS participants within a specified time of marketing a property to the public.
Telephone Consumer Protection Act Litigation
Bumpus, et al. v. Realogy Holdings Corp., et al. (U.S. District Court for the Northern District of California, San Francisco Division). In this class action filed on June 11, 2019, plaintiffs allege that independent sales agents affiliated with Anywhere Advisors LLC violated the Telephone Consumer Protection Act of 1991 (TCPA) using dialers provided by Mojo Dialing Solutions, LLC and others. Plaintiffs seek relief on behalf of a National Do Not Call Registry class, an Internal Do Not Call class, and an Artificial or Prerecorded Message class.
While the Court certified the classes in March 2022, the plaintiffs filed a motion in early 2023 seeking to narrow the classes, which the Company opposed, seeking to decertify the classes. The plaintiffs, in response to the Company's request to decertify the classes and the court's order, have provided a Declaration with a detailed explanation of the bases for their request to reduce the class sizes. Those and other pre-trail motions remain pending.
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
•information privacy and security claims, including claims under new and emerging data privacy laws related to the protection of customer, employee or third-party information, claims related to the implementation of various consumer opt-out rights, and claims under biometric data laws such as the Illinois Biometric Information Privacy Act;

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
* * *
Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $40 million at June 30, 2024 and $38 million at December 31, 2023, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased its accrual for this legacy tax matter in the first quarter of 2023 and as of June 30, 2024 the accrual is $40 million. On April 10, 2024, the Company's petition for rehearing was denied by the OTA, and the tax assessment is anticipated to become payable as early as the third quarter of 2024, even if judicial relief is sought.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $844 million at June 30, 2024 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
7.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2024	111.1	$1	$4,814	$(3,192)	$(45)	$2	$1,580
Net income	—	—	—	30	—	—	30
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at June 30, 2024	111.2	$1	$4,818	$(3,162)	$(45)	$2	$1,614

	Three Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2023	110.4	$1	$4,805	$(3,132)	$(47)	$3	$1,630
Net income	—	—	—	19	—	—	19
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.1)	—	—	—	—	—	—
Balance at June 30, 2023	110.4	$1	$4,809	$(3,113)	$(47)	$3	$1,653

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
Net loss	—	—	—	(71)	—	—	(71)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(3)	—	—	—	(3)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at June 30, 2024	111.2	$1	$4,818	$(3,162)	$(45)	$2	$1,614

	Six Months Ended June 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net loss	—	—	—	(119)	—	—	(119)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	1.5	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(4)	—	—	—	(4)
Balance at June 30, 2023	110.4	$1	$4,809	$(3,113)	$(47)	$3	$1,653
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of June 30, 2024, $203 million remained available for repurchase under the share repurchase program. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of June 30, 2024 as the closing price of the Company's common stock as of June 30, 2024 was less than the initial exchange price.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Anywhere shareholders	$30	$19	$(71)	$(119)
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	111.2	110.4	110.9	110.1
Dilutive effect of stock-based compensation awards (a)	0.7	0.9	—	—
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	111.9	111.3	110.9	110.1
Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.27	$0.17	$(0.64)	$(1.08)
Diluted earnings (loss) per share	$0.27	$0.17	$(0.64)	$(1.08)
_______________
(a)The three months ended June 30, 2024 and 2023, exclude 7.4 million and 6.6 million shares of common stock, respectively, issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation. The Company was in a net loss position for the six months ended June 30, 2024 and 2023 and therefore, the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
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

	Revenues (a)
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchise Group	$265	$284	$465	$491
Owned Brokerage Group	1,393	1,380	2,312	2,295
Title Group	103	100	174	172
Corporate and Other (b)	(92)	(93)	(156)	(156)
Total Company	$1,669	$1,671	$2,795	$2,802
_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $92 million and $156 million for the three and six months ended June 30, 2024, respectively, and $93 million and $156 million for the three and six months ended June 30, 2023, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net income (loss) attributable to Anywhere and Anywhere Group for the three and six months ended June 30, 2024 and 2023:

	Operating EBITDA
	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Franchise Group	$159	$164	$248	$261
Owned Brokerage Group	4	(10)	(55)	(85)
Title Group	9	10	(6)	(7)
Corporate and Other (a)	(33)	(38)	(65)	(95)
Total Company	$139	$126	$122	$74

Less: Depreciation and amortization	48	49	103	99
Interest expense, net	40	39	79	77
Income tax expense (benefit)	11	8	(17)	(38)
Restructuring costs, net (b)	7	6	18	31
Impairments (c)	2	4	8	8
Former parent legacy cost, net (d)	1	1	2	17
Gain on the sale of businesses, investments or other assets, net	—	—	—	(1)
Net income (loss) attributable to Anywhere and Anywhere Group	$30	$19	$(71)	$(119)

_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended June 30, 2024 includes restructuring charges of $2 million at Franchise Group, $1 million at Owned Brokerage Group, $1 million at Title Group and $3 million at Corporate and Other.
The three months ended June 30, 2023 includes restructuring charges of $4 million at Owned Brokerage Group , $1 million at Title Group and $1 million at Corporate and Other.
The six months ended June 30, 2024 includes restructuring charges of $3 million at Franchise Group, $7 million at Owned Brokerage Group, $1 million at Title Group and $7 million at Corporate and Other.
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
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of June 30, 2024, our real estate franchise systems and proprietary brands had approximately 316,000 independent sales agents worldwide, including approximately 182,900 independent sales agents operating in the U.S. (which included approximately 54,500 company owned brokerage independent sales agents). As of June 30, 2024, our real estate franchise systems and proprietary brands had approximately 18,000 offices worldwide in 118 countries and territories, including approximately 5,500 brokerage offices in the U.S. (which included approximately 610 company owned brokerage offices). This segment also includes our global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 610 owned and operated brokerage offices with approximately 54,500 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
CURRENT BUSINESS AND INDUSTRY TRENDS
The residential real estate market is at historic lows. According to data from NAR, homesale transactions in 2023 totaled 4.09 million compared to 5.03 million transactions in 2022 and 6.12 million in 2021, marking the lowest amount since 1995. For the Company, combined closed homesale sides for Franchise Group and Owned Brokerage Group decreased by 36% in 2023 compared to 2021 (20% in 2022 and by another 20% in 2023 compared to the previous year).
Market conditions in the residential real estate industry remained weak in the first half of 2024. NAR reported that existing homesale transactions decreased 3% for the first half of 2024 as compared to the same period in 2023. For 2024, as of its most recently released forecast, Fannie Mae is forecasting existing homesale transactions to increase 2% to 4.17 million.

Several market factors contributed to the substantial declines in homesale transactions, the reduced activity in purchase and refinancing units and the reduced mortgage origination volume. These factors include the rapid escalation of mortgage rates starting in March 2022, persistent high inflation over the past two years, low housing inventory, reduced housing affordability, and broader macroeconomic concerns. The low housing inventory environment not only led to a decrease in closed homesale sides but also contributed to an elevation in the average homesale price over the past two years.
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the three and six months ended June 30, 2024 as compared with the same period in 2023:

	Three Months Ended June 30, 2024	Six Months Ended June 30, 2024
Anywhere Combined
Homesale transaction volume*	3%	3%
Closed homesale sides	(5)%	(5)%
Average homesale price	8%	7%
Anywhere Brands - Franchise Group
Homesale transaction volume*	2%	3%
Closed homesale sides	(5)%	(4)%
Average homesale price	7%	7%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	4%	3%
Closed homesale sides	(5)%	(5)%
Average homesale price	9%	8%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
The graphic below shows the improvement in combined homesale transaction volume for the Company by quarter in 2023 and 2024 as compared with the same period in the prior year:
Furthermore, refinancing title and closing units declined 2% and purchase title and closing units declined 1% at Title Group during the first half of 2024 compared with the same period in 2023 as a result of the high interest rate environment.

Operational Efficiencies and Cost Savings. We continue to execute on our strategic plan to optimize operational efficiency, reduce office footprint costs, centralize certain aspects of our operational support structure and drive changes in how we serve our affiliated independent sales agents, franchisees and consumers. During the second quarter of 2024, we realized cost savings of approximately $30 million and approximately $60 million year to date of which approximately half related to specific restructuring activities.
Mortgage Rates. Freddie Mac's data shows that average mortgage rates for a 30-year, conventional, fixed-rate mortgage more than doubled in 2022, reaching a peak of 7.79% in the fourth quarter of 2023, the highest since 2000. Although rates began to decrease slightly in early 2024, they have remained high. As of the week ending July 25, 2024, mortgage rates averaged 6.78%.
Mortgage rates are influenced by a multitude of factors, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels, foreclosure rates, and fiscal and monetary policies. Since March 2022, the U.S. Federal Reserve Board has taken action intended to try to control inflation raising the target federal funds rate by over 400 basis points in 2022 and an additional 100 basis points in 2023. The Federal Reserve has kept rates unchanged since July 2023. In their most recent press release in July 2024, they conveyed their anticipation that inflation will gradually align with their target, prompting a reduction in rates. However, the timing of these cuts remains uncertain. As of June 30, 2024 yields on the 10-year Treasury note were 4.36% compared to 3.81% as of June 30, 2023.
The interest rate environment has adversely affected various aspects of our business. Higher mortgage rates typically lead to reduced homesale transaction volume, decreased housing affordability, and lower activity in both purchase and refinancing units and mortgage origination. We anticipate that our business will continue to be negatively impacted by the current high mortgage rate environment until there is an improvement in the interest rate environment. For example, we believe the high mortgage rate environment is contributing to decreased homesale transaction volume, as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home and potential home buyers choose to rent rather than pay higher mortgage rates.
Inflation. The prevailing inflationary environment has affected U.S. consumers and the repercussions may persist. As evidenced by the Consumer Price Index for All Urban Consumers (CPI), a gauge employed by the U.S. Bureau of Labor Statistics, there was a 3% (not seasonally adjusted) increase for the 12-month period ended June 30, 2024. The CPI serves as a metric for capturing the average fluctuations in prices paid by urban consumers across a diverse array of consumer goods and services. The macroeconomic landscape, including on-going conflicts around the world, introduces an additional layer of complexity to the inflationary dynamics. These geopolitical disruptions have the potential to intensify inflationary pressures, contributing to the volatility witnessed in the broader economic context. As consumers navigate this challenging landscape, the potential for continued impact on their purchasing power remains a significant consideration.
Affordability. The combination of higher mortgage rates and inflation has negatively impacted housing affordability. This is further exacerbated by the significant increase in home prices due to inventory constraints. Future periods may see further negative impacts on housing affordability due to persistent inflation, potential increases in mortgage rates, rising homesale prices, the cost of homeowners and flood insurance, further declines in housing inventory, stagnant or declining wages and other economic challenges.
Inventory & Turnover. Continued declines in inventory have and may continue to result in insufficient supply to meet demand. Housing inventory levels have been a persistent industry-wide concern for years, particularly in certain sought-after geographies and at lower price points. Additional inventory pressure arises from periods of slow new housing construction, potential home sellers choosing to stay with their lower mortgage rate rather than sell their home, real estate investment firms that purchase homes for rental use, and alternative competitors, such as iBuying models. These pressures have led to a significant increase in the average sales price over the past two years, which we believe has contributed to further deterioration of inventory at lower price points.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. We've seen modest declines in our independent sales agents which we believe are consistent with a broader market trend of agents leaving the industry. Moreover, ongoing legal issues and changes in industry practices suggest that less experienced agents may continue to exit the industry.

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
Litigation & Regulatory Matters. As further described in Note 6, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, the final court approval of our nationwide settlement in the Burnett antitrust sell-side class action litigation (the "Anywhere Settlement") has been appealed, which delays our final payment of the remaining $53.5 million due under the Anywhere Settlement until 21 business days after all appellate rights are exhausted (we previously paid the first $30 million due). We are on track to implement the NAR Settlement (as defined in Note 6) requirements by the mid-August 2024 deadline.
In addition, we believe the DOJ is continuing to focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR settlement, and on broader restrictions or bans on offers of compensation. We believe the DOJ has also begun focusing on certain other rules and may continue to expand the scope of its scrutiny.
For a further discussion of these matters, see Part II., "Item 1.—Legal Proceedings" and Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, as well as Part I., "Item 1.—Business—Government and Other Regulations", Part I., "Item 1A.—Risk Factors", Part I. and "Item 3.—Legal Proceedings" in our 2023 Form 10-K, and Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in our 2023 Form 10-K.
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
The following table presents our drivers for the three and six months ended June 30, 2024 and 2023. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended June 30,			Six Months Ended June 30,
	2024	2023	% Change	2024	2023	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	194,372	203,928	(5)%	339,147	354,419	(4)%
Average homesale price	$506,676	$473,312	7%	$491,070	$458,303	7%
Average homesale broker commission rate	2.42%	2.46%	(4) bps	2.43%	2.46%	(3) bps
Net royalty per side	$462	$451	2%	$443	$426	4%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	71,895	75,506	(5)%	122,408	129,303	(5)%
Average homesale price	$775,453	$709,764	9%	$748,239	$690,401	8%
Average homesale broker commission rate	2.36%	2.43%	(7) bps	2.38%	2.42%	(4) bps
Gross commission income per side	$19,141	$18,059	6%	$18,648	$17,525	6%
Anywhere Integrated Services - Title Group
Purchase title and closing units	29,816	30,136	(1)%	51,141	51,885	(1)%
Refinance title and closing units	2,394	2,308	4%	4,419	4,506	(2)%
Average fee per closing unit	$3,323	$3,202	4%	$3,287	$3,170	4%
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
Average homesale broker commission rate declined for the three months ended June 30, 2024, as compared with the same period in 2023, for both Franchise Group and Owned Brokerage Group partially related to an increase of homesale transactions individually in excess of $10 million that occurred in the second quarter of 2024 and the increase in average homesale broker commission in the second quarter of 2023.
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
Three Months Ended June 30, 2024 vs. Three Months Ended June 30, 2023
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2024	2023	Change
Net revenues	$1,669	$1,671	$(2)
Total expenses	1,631	1,649	(18)
Income before income taxes, equity in earnings and noncontrolling interests	38	22	16
Income tax expense	11	8	3
Equity in earnings of unconsolidated entities	(3)	(5)	2
Net income	30	19	11
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Anywhere and Anywhere Group	$30	$19	$11

Net revenues remained relatively flat for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 driven by a decrease in revenue at Franchise Group primarily from our relocation operations and leads business as a result of lower relocation volume, partially offset by an increase in revenue at Owned Brokerage Group primarily due to higher homesale transaction volume.
Total expenses decreased $18 million or 1% for the second quarter of 2024 compared to the second quarter of 2023 primarily due to:
•a $25 million net decrease in operating and general and administrative expenses primarily attributable to a decrease in employee-related and other operating costs due to cost savings initiatives in the second quarter of 2024 compared to the second quarter of 2023; and
•a $9 million decrease in marketing costs as a result of cost savings initiatives, partially offset by a $16 million increase in commission and other sales agent-related costs primarily due to higher homesale transaction volume at Owned Brokerage Group.
Equity in earnings were $3 million during the second quarter of 2024 compared to earnings of $5 million during the second quarter of 2023. Equity in earnings during the second quarter of 2024 consisted of $1 million of earnings for the Title Insurance Underwriter Joint Venture and $2 million of earnings for the operations of our other equity method investments. Equity in earnings during the second quarter of 2023 consisted of $2 million of earnings for Guaranteed Rate Affinity, $1 million of earnings for the Title Insurance Underwriter Joint Venture and $2 million of earnings for the operations of our other equity method investments.
The Company continues to execute on its strategic plan ("the Operational Efficiencies Plan") to optimize operational efficiency, reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents, franchisees and consumers . Under the Operational Efficiencies Plan we incurred $6 million of costs, including $5 million of personnel related costs and $1 million of facility related costs, during the second quarter of 2024 compared to $5 million of costs during the second quarter of 2023. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $88 million with $79 million incurred to date through the second quarter of 2024. During the second quarter of 2024, we realized cost savings of approximately $30 million and approximately $60 million year to date of which approximately half related to specific restructuring activities. Furthermore, in connection with prior restructuring programs, we incurred $1 million of costs during both the second quarter of 2024 and 2023 primarily related to the transformation of our corporate headquarters. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $11 million for the three months ended June 30, 2024 compared to an expense of $8 million for the three months ended June 30, 2023. Our effective tax rate was 27% and 30% for the three months ended June 30, 2024 and 2023, respectively.

The following table reflects a reconciliation of Net income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the three months ended June 30, 2024 and 2023:

	Three Months Ended June 30,
	2024	2023
Net income attributable to Anywhere and Anywhere Group	$30	$19
Income tax expense	11	8
Income before income taxes	41	27
Add: Depreciation and amortization	48	49
Interest expense, net	40	39
Restructuring costs, net (a)	7	6
Impairments (b)	2	4
Former parent legacy cost, net (c)	1	1
Operating EBITDA	$139	$126

	Revenues (d)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2024	2023			2024	2023			2024	2023
Franchise Group	$265	$284	$(19)	(7)%	$159	$164	$(5)	(3)%	60%	58%	2
Owned Brokerage Group	1,393	1,380	13	1	4	(10)	14	140	—	(1)	1
Title Group	103	100	3	3	9	10	(1)	(10)	9	10	(1)
Corporate and Other	(92)	(93)	1	(d)	(33)	(38)	5	13
Total Company	$1,669	$1,671	$(2)	—%	$139	$126	$13	10%	8%	8%	—
_______________
(a)Restructuring charges incurred for the three months ended June 30, 2024 include $2 million at Franchise Group, $1 million at Owned Brokerage Group, $1 million at Title Group and $3 million at Corporate and Other. Restructuring charges incurred for the three months ended June 30, 2023 include $4 million at Owned Brokerage Group, $1 million at Title Group and $1 million at Corporate and Other.
(b)Non-cash impairments primarily related to leases and other assets.
(c)Former parent legacy cost is recorded in Corporate and Other.
(d)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $92 million and $93 million during the three months ended June 30, 2024 and 2023, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat for the three months ended June 30, 2024 compared to the same period in 2023. Franchise Group's margin increased 2 percentage points primarily due to lower employee-related and other operating costs as a result of cost savings initiatives, partially offset by lower revenue from our relocation operations and leads business as a result of lower volume. Owned Brokerage Group's margin increased 1 percentage point primarily due to cost savings initiatives. Title Group's margin decreased 1 percentage point primarily due to an increase in employee-related and other operating costs.
Corporate and Other Operating EBITDA for the three months ended June 30, 2024 improved $5 million to a loss of $33 million primarily attributable to lower expense in 2024 related to cost savings initiatives.
Anywhere Brands—Franchise Group
Revenues decreased $19 million to $265 million and Operating EBITDA decreased $5 million to $159 million for the three months ended June 30, 2024 compared to the same period in 2023.
Revenues decreased $19 million primarily due to an $8 million decrease in revenue from our relocation operations and leads business as a result of lower relocation volume and a $5 million decrease in other franchise revenue primarily related to the timing of registration fees for meetings and conferences. Royalty revenue decreased $2 million driven by a 5% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by a 7% increase in average homesale price. Furthermore, brand marketing fund revenue and related expense decreased $4 million primarily due to lower advertising costs for the three months ended June 30, 2024 as compared with the same period in 2023.

Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $89 million during both the second quarter of 2024 and 2023 which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $5 million primarily due to the $19 million decrease in revenues discussed above, partially offset by a $6 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives, a $4 million decrease in brand marketing fund expense discussed above and a $4 million decrease in meetings and conferences expenses due to timing.
Anywhere Advisors—Owned Brokerage Group
Revenues increased $13 million to $1,393 million and Operating EBITDA increased $14 million to $4 million for the three months ended June 30, 2024 compared with the same period in 2023.
The revenue increase of $13 million was primarily driven by a 4% increase in homesale transaction volume at Owned Brokerage Group which consisted of a 9% increase in average homesale price, partially offset by a 5% decrease in existing homesale transactions and a decline in the average homesale broker commission rate.
Operating EBITDA increased $14 million primarily due to:
•a $13 million increase in revenues as discussed above;
•a $10 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives; and
•a $6 million decrease in marketing expense as a result of cost savings initiatives, partially offset by a $16 million increase in commission expenses paid to independent sales agents primarily as a result of higher homesale transaction volume.
Anywhere Integrated Services—Title Group
Revenues increased $3 million to $103 million and Operating EBITDA decreased $1 million to $9 million for the three months ended June 30, 2024 compared with the same period in 2023.
Revenues increased $3 million primarily due to an increase in the average fee per closing unit and refinance units partially offset by a decrease in purchase units.
Operating EBITDA decreased $1 million primarily due to a decrease in equity in earnings primarily related to Guaranteed Rate Affinity. The increase in revenue discussed above was offset by operating expenses.

Six Months Ended June 30, 2024 vs. Six Months Ended June 30, 2023
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2024	2023	Change
Net revenues	$2,795	$2,802	$(7)
Total expenses	2,885	2,962	(77)
Loss before income taxes, equity in earnings and noncontrolling interests	(90)	(160)	70
Income tax benefit	(17)	(38)	21
Equity in earnings of unconsolidated entities	(2)	(3)	1
Net loss	(71)	(119)	48
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Anywhere and Anywhere Group	$(71)	$(119)	$48
Net revenues decreased $7 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 driven by a decrease in revenue at Franchise Group primarily from our relocation operations and leads business as a result of lower relocation volume, partially offset by an increase in revenue at Owned Brokerage Group primarily due to higher homesale transaction volume.
Total expenses decreased $77 million or 3% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 primarily due to:
•a $62 million decrease in operating and general and administrative expenses primarily attributable to higher expense in 2023 related to accruals for legal matters, as well as a decrease in employee-related and other operating costs due to cost savings initiatives in the first half of 2024 compared to the first half of 2023;
•a $15 million decrease of former parent legacy costs due to the absence of expense for a legacy tax matter recorded during the first quarter of 2023;
•a $13 million decrease in marketing costs as a result of cost savings initiatives; and
•$13 million of lower restructuring costs,
partially offset by a $19 million increase in commission and other sales agent-related costs primarily due to higher homesale transaction volume at Owned Brokerage Group.
Equity in earnings were $2 million for the six months ended June 30, 2024 compared to earnings of $3 million during the same period of 2023. Equity in earnings for the six months ended June 30, 2024 consisted of $1 million of earnings for the Title Insurance Underwriter Joint Venture and $3 million of earnings for the operations of our other equity method investments, partially offset by $2 million of losses for Guaranteed Rate Affinity. Equity in earnings for the six months ended June 30, 2023 consisted of $2 million of earnings for the Title Insurance Underwriter Joint Venture and $1 million of earnings for the operations of our other equity method investments.
During the six months ended June 30, 2024, we incurred $16 million of costs related to the Operational Efficiencies Plan, including $10 million of personnel related costs and $6 million of facility related costs, compared to $28 million of costs during the six months ended 2023. Furthermore, in connection with prior restructuring programs, we incurred $2 million of costs during the six months ended June 30, 2024 compared to $3 million during the six months ended June 30, 2023 primarily related to the transformation of our corporate headquarters. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $17 million for the six months ended June 30, 2024 compared to a benefit of $38 million for the six months ended June 30, 2023. Our effective tax rate was 19% and 24% for the six months ended June 30, 2024 and June 30, 2023, respectively. The effective tax rate for the six months ended June 30, 2024 was primarily impacted by non-deductible executive compensation and equity awards for which the market value at vesting was lower than at the date of grant.

The following table reflects a reconciliation of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Net loss attributable to Anywhere and Anywhere Group	$(71)	$(119)
Income tax benefit	(17)	(38)
Loss before income taxes	(88)	(157)
Add: Depreciation and amortization	103	99
Interest expense, net	79	77
Restructuring costs, net (a)	18	31
Impairments (b)	8	8
Former parent legacy cost, net (c)	2	17
Gain on the sale of businesses, investments or other assets, net	—	(1)
Operating EBITDA	$122	$74

	Revenues (d)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2024	2023			2024	2023			2024	2023
Franchise Group	$465	$491	$(26)	(5)%	$248	$261	$(13)	(5)%	53%	53%	—
Owned Brokerage Group	2,312	2,295	17	1	(55)	(85)	30	35	(2)	(4)	2
Title Group	174	172	2	1	(6)	(7)	1	14	(3)	(4)	1
Corporate and Other	(156)	(156)	—	(d)	(65)	(95)	30	32
Total Company	$2,795	$2,802	$(7)	—%	$122	$74	$48	65%	4%	3%	1
_______________
(a)Restructuring charges incurred for the six months ended June 30, 2024 include $3 million at Franchise Group, $7 million at Owned Brokerage Group, $1 million at Title Group and $7 million at Corporate and Other. Restructuring charges incurred for the six months ended June 30, 2023 include $6 million at Franchise Group, $18 million at Owned Brokerage Group, $1 million at Title Group and $6 million at Corporate and Other.
(b)Non-cash impairments primarily related to leases and other assets.
(c)Former parent legacy cost is recorded in Corporate and Other and relates to a legacy tax matter.
(d)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $156 million during both the six months ended June 30, 2024 and 2023 and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues increased 1 percentage point for the six months ended June 30, 2024 compared to the same period in 2023. Franchise Group's margin remained flat primarily due to lower revenue from our relocation operations and leads business as a result of lower volume, offset by lower employee-related and other operating costs as a result of cost savings initiatives. Owned Brokerage Group's margin increased 2 percentage points primarily due to cost savings initiatives. Title Group's margin increased 1 percentage point primarily due to an increase in revenue as a result of an increase in the average fee per closing unit.
Corporate and Other Operating EBITDA for the six months ended June 30, 2024 improved $30 million to a loss of $65 million primarily attributable to higher expense in 2023 related to accruals for legal matters and lower expense in 2024 related to cost savings initiatives.
Anywhere Brands - Franchise Group
Revenues decreased $26 million to $465 million and Operating EBITDA decreased $13 million to $248 million for the six months ended June 30, 2024 compared to the same period in 2023.
Revenues decreased $26 million primarily due to a $17 million decrease in revenue from our relocation operations and leads business as a result of lower relocation volume and a $5 million decrease in other franchise revenue primarily related to the timing of registration fees for meetings and conferences. Furthermore, brand marketing fund revenue and related expense decreased $4 million primarily due to lower advertising costs during the six months ended June 30, 2024 as compared with the same period in 2023. Royalty revenue remained flat driven by a 4% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by a 7% increase in average homesale price.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $150 million and $149 million during the six months ended June 30, 2024 and 2023, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $13 million primarily due to the $26 million decrease in revenues discussed above, partially offset by a $5 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives, a $4 million decrease in brand marketing fund expense discussed above and a $4 million decrease in meetings and conferences expenses due to timing.
Anywhere Advisors - Owned Brokerage Group
Revenues increased $17 million to $2,312 million and Operating EBITDA increased $30 million to a loss of $55 million for the six months ended June 30, 2024 compared with the same period in 2023.
The revenue increase of $17 million was primarily driven by a 3% increase in homesale transaction volume at Owned Brokerage Group which consisted of an 8% increase in average homesale price, partially offset by a 5% decrease in existing homesale transactions and a decline in the average homesale broker commission rate.
Operating EBITDA increased $30 million primarily due to:
•a $20 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives;
•a $17 million increase in revenues as discussed above; and
•a $10 million decrease in marketing expense as a result of cost savings initiatives, partially offset by a $19 million increase in commission expenses paid to independent sales agents primarily as a result of higher homesale transaction volume.
Anywhere Integrated Services - Title Group
Revenues increased $2 million to $174 million and Operating EBITDA increased $1 million to a loss of $6 million for the six months ended June 30, 2024 compared with the same period in 2023.
Revenues increased $2 million primarily due to an increase in the average fee per closing unit partially offset by the decrease in purchase units.
Operating EBITDA increased $1 million due to the increase in revenue as discussed above and lower employee-related and other operating costs primarily as a result of cost savings partially offset by a decrease in equity in earnings primarily related to Guaranteed Rate Affinity.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2024	December 31, 2023	Change
Total assets	$5,846	$5,839	$7
Total liabilities	4,232	4,158	74
Total equity	1,614	1,681	(67)
For the six months ended June 30, 2024, total assets increased $7 million primarily due to:
•a $92 million increase in relocation and trade receivables primarily due to timing; and
•a $22 million increase in cash and cash equivalents as discussed below under the header "Cash Flows", partially offset by:
•a $44 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $26 million decrease in property and equipment primarily due to asset depreciation;
•a $19 million net decrease in operating lease assets primarily due to asset depreciation; and
•a $15 million net decrease in other current and non-current assets primarily due to prepaid contracts and independent sales agent incentives.
Total liabilities increased $74 million primarily due to:
•a $118 million net increase in corporate debt primarily related to additional borrowings under the Revolving Credit Facility; and
•a $37 million increase in securitization obligations,
partially offset by:
•a $50 million decrease in accrued expenses and other current liabilities primarily due to payment of employee-related liabilities in the first quarter of 2024 which were fully accrued as of December 31, 2023 and payments of previously accrued legal matters;
•a $20 million decrease in operating lease liabilities; and
•an $18 million decrease in deferred tax liabilities.
Total equity decreased $67 million due to net loss of $71 million for the six months ended June 30, 2024.
Liquidity and Capital Resources
Cash flows from operations, supplemented by funds available under our Revolving Credit Facility and Apple Ridge securitization facility are our primary sources of liquidity, along with, from time to time, distributions from our unconsolidated joint ventures.
Our primary uses of liquidity include working capital, business investment and capital expenditures, as well as debt service (includes contractual amortization and interest payments). We have used and may also use future cash flows to repurchase or redeem outstanding indebtedness and to acquire stock under our share repurchase program.
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

On May 9, 2024, we received final court approval of a settlement agreement the Company has entered into to settle all claims asserted against it or that could have been asserted against it in the Burnett and Moehrl antitrust class action litigation. The final approval has been appealed by several parties. Under the terms of the nationwide settlement we agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted. See Note 6, "Commitments and Contingencies", to the Condensed Consolidated Financial Statements for more information.
As further described in Note 6, "Commitments and Contingencies—Litigation—Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates", the California Office of Tax Appeals has declined the Company’s petition for a rehearing of its legacy tax matter, and the tax assessment, which as of June 30, 2024 is accrued at $40 million, is anticipated to become payable when Avis Budget Group receives notice from California which could be as early as the third quarter of 2024, even if the Company seeks further judicial relief.
Our material cash requirements from known contractual and other obligations as of June 30, 2024 have not changed materially from the amounts reported in our 2023 Form 10-K.
Other material factors that may impact our liquidity, include, but are not limited to, the following:
Market and Macroeconomic Conditions. Our earnings have significantly decreased since mid 2022. This decline has been driven by the rapid downturn in the residential real estate market and has resulted in a substantial increase in our net debt leverage ratio. If the residential real estate market or the economy as a whole does not improve or further weakens, our business, financial condition and liquidity are likely to continue to be adversely affected. In particular, we may experience higher leverage as a result of lower earnings and/or increased borrowing under our Revolving Credit Facility, and our ability to access capital, grow our business and return capital to stockholders may be adversely impacted.
Material Litigation. We are a party to certain material litigation, as described in Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. Adverse outcomes in these matters could have a material adverse effect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity.
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
We believe that we will continue to meet our cash flow needs during the next twelve months through the sources outlined above. In the event that our liquidity assumptions change or we seek to provide incremental liquidity, we may explore additional debt financing, debt exchanges, private or public offerings of debt or common stock or consider asset disposals.

Cash Flows
At June 30, 2024, we had $137 million of cash, cash equivalents and restricted cash, an increase of $18 million compared to the balance of $119 million at December 31, 2023. The following table summarizes our cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$(83)	$(20)	$(63)
Investing activities	(35)	(20)	(15)
Financing activities	136	9	127
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	1	(1)
Net change in cash, cash equivalents and restricted cash	$18	$(30)	$48
For the six months ended June 30, 2024, $63 million more cash was used in operating activities compared to the same period in 2023 principally due to:
•$104 million less cash provided by the net change in relocation and trade receivables due to timing; and
•$36 million more cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of higher employee incentive compensation in the first quarter of 2024 and payments of previously accrued legal matters, partially offset by $75 million more cash provided by operating results.
For the six months ended June 30, 2024, $15 million less cash was provided by investing activities compared to the same period in 2023 primarily due to the absence in 2024 of $8 million proceeds from the sale of business in 2023 and $6 million proceeds received from investments in 2023.
For the six months ended June 30, 2024, $136 million of cash was provided by financing activities compared to $9 million of cash provided by financing activities during the same period in 2023. For the six months ended June 30, 2024, $136 million of cash was provided by financing activities primarily due to:
•$125 million of additional borrowings under the Revolving Credit Facility; and
•$37 million net increase in securitization borrowings,
partially offset by:
•$13 million of other financing payments primarily related to contracts and finance leases; and
•$10 million of quarterly amortization payments on the term loan facilities.
For the six months ended June 30, 2023, $9 million of cash was provided by financing activities as follows:
•$38 million net increase in securitization borrowings,
partially offset by:
•$18 million of other financing payments primarily related to finance leases and contracts; and
•$7 million of quarterly amortization payments on the term loan facilities.
Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of June 30, 2024.

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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility and Term Loan A Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.00% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2024.
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
Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-

core items. Non-core items include restructuring charges, former parent legacy items, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. Operating EBITDA is our primary non-GAAP measure. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2024, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility and Term Loan A Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2024, we had variable interest rate debt outstanding under our Revolving Credit Facility and Term Loan A Facility of $606 million. The interest rate with respect to the Revolving Credit Facility and Term Loan A Facility, which was 7.19% at June 30, 2024, is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2024 senior secured leverage ratio, the margin was 1.75%. At June 30, 2024, the one-month SOFR was 5.34%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $2 million impact on our annual interest expense.
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
(b)As of the quarterly period ended June 30, 2024 covered by this report on Form 10-Q, Anywhere has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere's internal control over financial reporting during the quarterly period ended June 30, 2024 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
(b)As of the quarterly period ended June 30, 2024 covered by this report on Form 10-Q, Anywhere Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere Group's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere Group's internal control over financial reporting during the quarterly period ended June 30, 2024 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2024 and for the three and six-month periods ended June 30, 2024 and 2023 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated August 1, 2024, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report and "Management's Discussion and Analysis of Financial Condition and Results of Operations—Overview and Industry Trends" for additional information on the Company's legal proceedings. The Company disputes the allegations against it in each of the captioned matters set forth in Note 6, believes it has substantial defenses against plaintiffs’ claims and is vigorously defending these actions (though the courts have stayed its defense in the Burnett and Moehrl cases as part of the settlement of those cases described in Note 6).
See Part I., "Item 1.—Business—Government and Other Regulations" in our 2023 Form 10-K for additional information on important legal and regulatory matters that impact our business, including a summary of the current legal and regulatory environment.
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community (such as in the areas of worker classification and antitrust and competition, among others) and may generate litigation or investigations for the Company. For example, see Note 6, "Commitments and Contingencies—Litigation" for additional information about the NAR Settlement and the DOJ's continuing focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR settlement, and on broader restrictions or bans on offers of compensation and other industry rules. See Part I., "Item 1A.—Risk Factors" in our 2023 Form 10-K and Part I., "Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report for additional disclosure regarding potential industry structure changes.
Item 5.    Other Information.
Amended and Restated Bylaws
On July 30, 2024, the Board approved amendments to the Company’s Sixth Amended and Restated Bylaws (the "Bylaw Amendments"), which became immediately effective, to clarify the definition of "competitor" and "affiliate" and narrow the definition of who is required to provide various information as part of a stockholder director nomination.
The foregoing description of the Bylaw Amendments is qualified in its entirety by reference to the Seventh Amended and Restated Bylaws, a copy of which is filed as Exhibit 3.1 hereto and is incorporated herein by reference.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6.    Exhibits.
Exhibit        Description
3.1*    Seventh Amended and Restated Bylaws of Anywhere Real Estate Inc.
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

Date: August 1, 2024
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: August 1, 2024
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller