Form 10-Q
period 2024-09-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2024-11-07
CIK 1398987, 1355001

~~______________________________________________________________________________________________________________________________________________________________________~~

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 111,261,600 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of November 5, 2024.
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
•"Term Loan A Agreement" refers to the Term Loan A Agreement, dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time, also referred to as the "Term Loan A Facility" (the outstanding balance was repaid in full with a combination of cash on hand and borrowings from the Revolving Credit Facility in August 2024);
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
◦continued or accelerated increases in the costs of home ownership, including but not limited to rising or high insurance costs; continued or increasing challenging in securing homeowners insurance, especially in areas affected by the increasing severity of weather events, and increases in other fees and taxes;
◦continued or accelerated declines in consumer demand;
◦continued or accelerated declines in inventory or excessive inventory;
◦homeowners retaining their homes for longer periods of time, including as a result of the high mortgage rate environment, resulting in inventory shortages in existing housing;
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
◦economic uncertainty associated with rising U.S. government debt levels; and
◦monetary policies of the federal government and its agencies, particularly those that may result in unfavorable changes to the interest rate environment;
•We are subject to risks related to industry structure changes that disrupt the functioning of the residential real estate market, including as a result of litigation, legislative or regulatory developments. Such industry changes could include: a change in the manner in which broker commissions are communicated, negotiated or paid, including potentially significant restrictions or bans on offers of compensation by the seller or listing agent to the buy-side agent; a potential increase in buyers transacting without a broker; potential changes to or elimination of the clear cooperation policy, which is a National Association of Realtors (“NAR”) mandated policy that requires a listing broker to submit a listing to the MLS for cooperation with other MLS participants within a specified time of marketing a property to the public (the “Clear Cooperation Policy”);
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
◦our ability to compete against traditional and non-traditional competitors, including those that adapt more effectively, including by growing inorganically, to the continuing downturn in the housing market and the changes in industry rules and practices;
◦our ability to adapt our business to changing consumer preferences;
◦lessening of multiple listing services ("MLSs") obligations that may result in more unlisted properties and less inventory broadly available for sale; and
◦further disruption in the residential real estate brokerage industry related to listing aggregator market power and concentration, including with respect to ancillary services;
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
•Our substantial indebtedness, alone or in combination with other factors, particularly heightened during industry downturns or broader recessions, could (i) adversely limit our operations, including our ability to grow our business whether organically or via acquisitions, (ii) adversely impact our liquidity including, but not limited to, with respect to our interest obligations and the negative covenant restrictions contained in our debt agreements and/or (iii) adversely impact our ability, and any actions we may take, to refinance, restructure or repay our indebtedness or incur additional indebtedness;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of September 30, 2024, and the related condensed consolidated statements of operations and of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2024 and 2023 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 7, 2024

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of September 30, 2024, and the related condensed consolidated statements of operations and of comprehensive income (loss) for the three-month and nine-month periods ended September 30, 2024 and 2023 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2024 and 2023, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
November 7, 2024

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Revenues
Gross commission income	$1,242	$1,293	$3,525	$3,559
Service revenue	156	155	434	445
Franchise fees	98	99	269	270
Other	39	37	102	112
Net revenues	1,535	1,584	4,330	4,386
Expenses
Commission and other agent-related costs	998	1,037	2,832	2,852
Operating	287	284	845	869
Marketing	51	56	143	161
General and administrative	111	104	303	331
Former parent legacy (benefit) cost, net	(1)	—	1	17
Restructuring costs, net	6	9	24	40
Impairments	1	3	9	11
Depreciation and amortization	48	50	151	149
Interest expense, net	38	37	117	114
Gain on the early extinguishment of debt	(7)	(169)	(7)	(169)
Other expense (income), net	—	3	(1)	1
Total expenses	1,532	1,414	4,417	4,376
Income (loss) before income taxes, equity in earnings and noncontrolling interests	3	170	(87)	10
Income tax expense (benefit)	2	45	(15)	7
Equity in earnings of unconsolidated entities	(6)	(4)	(8)	(7)
Net income (loss)	7	129	(64)	10
Less: Net income attributable to noncontrolling interests	—	—	—	—
Net income (loss) attributable to Anywhere and Anywhere Group	$7	$129	$(64)	$10

Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.06	$1.17	$(0.58)	$0.09
Diluted earnings (loss) per share	$0.06	$1.15	$(0.58)	$0.09
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	111.3	110.5	111.1	110.2
Diluted	112.2	112.1	111.1	111.6
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income (loss)	$7	$129	$(64)	$10
Currency translation adjustment	1	(1)	—	(1)
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	1	1	1	2
Other comprehensive income, before tax	2	—	1	1
Income tax expense related to items of other comprehensive income amounts	1	—	1	—
Other comprehensive income, net of tax	1	—	—	1
Comprehensive income (loss)	8	129	(64)	11
Less: comprehensive income attributable to noncontrolling interests	—	—	—	—
Comprehensive income (loss) attributable to Anywhere and Anywhere Group	$8	$129	$(64)	$11

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2024	December 31, 2023

ASSETS
Current assets:
Cash and cash equivalents	$102	$106
Restricted cash	4	13
Trade receivables (net of allowance for doubtful accounts of $17 and $18)	124	105
Relocation receivables	199	138
Other current assets	219	218
Total current assets	648	580
Property and equipment, net	248	280
Operating lease assets, net	346	380
Goodwill	2,499	2,499
Trademarks	586	586
Franchise agreements, net	837	887
Other intangibles, net	111	127
Other non-current assets	473	500
Total assets	$5,748	$5,839
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$102	$99
Securitization obligations	148	115
Current portion of long-term debt	500	307
Current portion of operating lease liabilities	114	113
Accrued expenses and other current liabilities	583	573
Total current liabilities	1,447	1,207
Long-term debt	2,030	2,235
Long-term operating lease liabilities	291	333
Deferred income taxes	190	207
Other non-current liabilities	164	176
Total liabilities	4,122	4,158
Commitments and contingencies (Note 6)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2024 and December 31, 2023	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 111,258,655 shares issued and outstanding at September 30, 2024 and 110,488,093 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	4,822	4,813
Accumulated deficit	(3,155)	(3,091)
Accumulated other comprehensive loss	(44)	(44)
Total stockholders' equity	1,624	1,679
Noncontrolling interests	2	2
Total equity	1,626	1,681
Total liabilities and equity	$5,748	$5,839
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net (loss) income	$(64)	$10
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	151	149
Deferred income taxes	(17)	(30)
Impairments	9	11
Amortization of deferred financing costs and debt premium	6	6
Gain on the early extinguishment of debt	(7)	(169)
Loss on the sale of businesses, investments or other assets, net	—	2
Equity in earnings of unconsolidated entities	(8)	(7)
Stock-based compensation	12	12
Other adjustments to net (loss) income	(3)	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(19)	65
Relocation receivables	(61)	6
Other assets	69	71
Accounts payable, accrued expenses and other liabilities	(18)	12
Dividends received from unconsolidated entities	2	3
Other, net	(15)	(13)
Net cash provided by operating activities	37	125
Investing Activities
Property and equipment additions	(54)	(52)
Payments for acquisitions, net of cash acquired	—	(1)
Net proceeds from the sale of businesses	—	8
Investment in unconsolidated entities	—	(1)
Proceeds from the sale of investments in unconsolidated entities	—	6
Other, net	—	1
Net cash used in investing activities	(54)	(39)
Financing Activities
Net change in Revolving Credit Facility	215	(50)
Repayment of Term Loan A Facility	(194)	—
Proceeds from issuance of Senior Secured Second Lien Notes	—	640
Repurchases and redemption of Senior Notes	(19)	(688)
Amortization payments on term loan facilities	(12)	(11)
Net change in securitization obligations	33	7
Debt issuance costs	—	(13)
Cash paid for fees associated with early extinguishment of debt	—	(2)
Taxes paid related to net share settlement for stock-based compensation	(3)	(4)
Other, net	(17)	(25)
Net cash provided by (used in) financing activities	3	(146)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	—
Net decrease in cash, cash equivalents and restricted cash	(13)	(60)
Cash, cash equivalents and restricted cash, beginning of period	119	218
Cash, cash equivalents and restricted cash, end of period	$106	$158

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $8 and $10 respectively)	$111	$135
Income tax payments, net	1	4
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of September 30, 2024 and the results of operations and comprehensive income (loss) for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The Consolidated Balance Sheet at December 31, 2023 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2023.
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
The following table summarizes fair value measurements by level at September 30, 2024 for assets and liabilities measured at fair value on a recurring basis:

	Level I	Level II	Level III	Total
Deferred compensation plan assets (included in other non-current assets)	$1	$—	$—	$1
Contingent consideration for acquisitions (included in accrued expenses and other current liabilities and other non-current liabilities)	—	—	2	2
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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2023	$4
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(2)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at September 30, 2024	$2
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2024		December 31, 2023
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$500	$500	$285	$285
Term Loan A Facility	—	—	206	205
7.00% Senior Secured Second Lien Notes	640	593	640	590
5.75% Senior Notes	558	465	576	448
5.25% Senior Notes	449	358	457	336
0.25% Exchangeable Senior Notes	403	351	403	314
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At September 30, 2024, the Company had various equity method investments totaling $184 million recorded on the other non-current assets line on the accompanying Condensed Consolidated Balance Sheets. Although the Company holds certain governance rights, it lacks controlling financial or operational interests in these investments.
The Company recorded equity in earnings from its equity method investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Guaranteed Rate Affinity (1)	$(2)	$(1)	$—	$(1)
Title Insurance Underwriter Joint Venture (2)	(1)	(2)	(2)	(4)
Other equity method investments (3)	(3)	(1)	(6)	(2)
Equity in earnings of unconsolidated entities	$(6)	$(4)	$(8)	$(7)
_______________
(1)The Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate Affinity") at Title Group had an investment balance of $67 million at both September 30, 2024 and December 31, 2023.
(2)The Company's 22% equity interest in the Title Insurance Underwriter Joint Venture at Title Group had an investment balance of $76 million and $74 million at September 30, 2024 and December 31, 2023, respectively.
(3)The Company's various other equity method investments at Title Group and Brokerage Group had a total investment balance of $41 million and $37 million at September 30, 2024 and December 31, 2023, respectively.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $2 million and an expense of $45 million for the three months ended September 30, 2024 and 2023, respectively, and a benefit of $15 million and an expense of $7 million for the nine months ended September 30, 2024 and 2023, respectively.

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

	Three Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Gross commission income (a)	$—	$—	$1,242	$1,293	$—	$—	$—	$—	$1,242	$1,293
Service revenue (b)	57	60	7	6	92	89	—	—	156	155
Franchise fees (c)	179	183	—	—	—	—	(81)	(84)	98	99
Other (d)	31	28	9	10	4	4	(5)	(5)	39	37
Net revenues	$267	$271	$1,258	$1,309	$96	$93	$(86)	$(89)	$1,535	$1,584

	Nine Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Gross commission income (a)	$—	$—	$3,525	$3,559	$—	$—	$—	$—	$3,525	$3,559
Service revenue (b)	158	177	18	16	258	252	—	—	434	445
Franchise fees (c)	500	503	—	—	—	—	(231)	(233)	269	270
Other (d)	74	82	27	29	12	13	(11)	(12)	102	112
Net revenues	$732	$762	$3,570	$3,604	$270	$265	$(242)	$(245)	$4,330	$4,386
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2024	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2024
Franchise Group:
Deferred area development fees (a)	$39	$1	$(3)	$37
Deferred brand marketing fund fees (b)	19	53	(54)	18
Deferred outsourcing management fees (c)	3	31	(31)	3
Other deferred income related to revenue contracts	8	23	(23)	8
Total Franchise Group	69	108	(111)	66
Owned Brokerage Group:
Advanced commissions related to development business (d)	12	5	(5)	12
Other deferred income related to revenue contracts	3	3	(3)	3
Total Owned Brokerage Group	15	8	(8)	15
Total	$84	$116	$(119)	$81
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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $4 million and $5 million during the nine months ended September 30, 2024 and 2023, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of September 30, 2024 have not changed materially from the amounts reported in the 2023 Form 10-K.
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
The FASB issued ASU 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures". This standard does not alter the methodology employed by the Company in identifying its operating segments, aggregating those operating segments or applying the quantitative thresholds to determine its reportable segments. Instead, the new standard adds required disclosures concerning significant segment expenses that are regularly provided to or easily computed from information regularly provided to by the chief operating decision maker ("CODM") and included within the Company's reported measure of segment profit or loss, as well as certain other disclosures. The new standard also allows disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance by the CODM. Furthermore, certain annual disclosures will be required on an interim basis. The new standard should be adopted retrospectively and is effective for annual financial statements of public business entities for fiscal years beginning after December 15, 2023 and in interim periods in fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its financial statement disclosures.
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
SEC Rule on Climate-Related Disclosures
In March 2024, the SEC adopted final regulations aimed at improving and streamlining climate-related disclosures for publicly traded companies and in public offerings. These regulations represent the SEC's response to investors' calls for more uniform, comparable, and trustworthy data regarding the financial implications of climate-related risks on a company's operations, as well as its strategies for managing such risks. The registrants will be required to provide disclosure, subject to existing audit requirements, regarding the effects of severe weather events and other natural conditions on the financial statements; financial information related to certain carbon offsets and renewable energy certificates; and material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans. Additional disclosure requirements will include: material direct and indirect (Scope 1 and Scope 2) greenhouse gas emissions; governance and oversight of material climate-related risks; the material impact of climate risks on the company’s strategy, results of operations and financial condition; risk management processes for material climate-related risks; and material climate targets and goals. The final rule was scheduled to become effective May 28, 2024, however, the SEC has voluntarily stayed the rule's effective date pending judicial review of consolidated challenges to those rules by the U.S. Court of Appeals for the Eighth Circuit. Pending the resolution of the legal challenges, the final rule provides phase-in periods for compliance with the earliest compliance period applying to large accelerated filers for their annual reports for fiscal year 2025 (filed in 2026). The compliance period begins for annual reports for fiscal year 2026 (filed in 2027) for accelerated filers, with additional delays for smaller companies and greenhouse gas emissions related and certain other disclosures. The SEC final rules follow on the heels of the California climate legislation that will require public and private companies that do business in California to disclose their greenhouse gas emissions and their climate-related financial risks. The Company continues to evaluate the impact of the new laws and regulations and monitor legal developments.
2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2023	$3,953	$1,089	$455	$5,497
Goodwill acquired	—	—	—	—
Goodwill reduction	—	—	—	—
Goodwill (gross) at September 30, 2024	3,953	1,089	455	5,497

Accumulated impairment losses at December 31, 2023	(1,586)	(1,088)	(324)	(2,998)
Goodwill impairment	—	—	—	—
Accumulated impairment losses at September 30, 2024 (a)	(1,586)	(1,088)	(324)	(2,998)
Goodwill (net) at September 30, 2024	$2,367	$1	$131	$2,499
_______________
(a)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of September 30, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,173	$837	$2,010	$1,123	$887
Indefinite life—Trademarks (b)	$586		$586	$586		$586
Other Intangibles
Amortizable—License agreements (c)	$45	$17	$28	$45	$16	$29
Amortizable—Customer relationships (d)	449	396	53	454	385	69
Indefinite life—Title plant shares (e)	29		29	28		28
Amortizable—Other (f)	7	6	1	7	6	1
Total Other Intangibles	$530	$419	$111	$534	$407	$127

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
Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Franchise agreements	$17	$17	$50	$50
License agreements	1	—	1	—
Customer relationships	4	5	15	16
Other	—	—	1	1
Total	$22	$22	$67	$67
Based on the Company’s amortizable intangible assets as of September 30, 2024, the Company expects related amortization expense for the remainder of 2024, the four succeeding years and thereafter to be approximately $22 million, $89 million, $89 million, $74 million, $68 million and $577 million, respectively.
3.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	September 30, 2024	December 31, 2023
Prepaid contracts and other prepaid expenses	$87	$78
Prepaid agent incentives	39	49
Franchisee sales incentives	29	30
Other	64	61
Total other current assets	$219	$218
Accrued expenses and other current liabilities consisted of:

	September 30, 2024	December 31, 2023
Accrued payroll and related employee costs	$166	$158
Advances from clients	23	29
Accrued volume incentives	25	28
Accrued commissions	46	34
Restructuring accruals	13	14
Deferred income	55	53
Accrued interest	45	34
Current portion of finance lease liabilities	7	9
Due to former parent	39	38
Other	164	176
Total accrued expenses and other current liabilities	$583	$573

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2024	December 31, 2023
Revolving Credit Facility	$500	$285
Term Loan A Facility	—	206
7.00% Senior Secured Second Lien Notes	629	627
5.75% Senior Notes	558	576
5.25% Senior Notes	444	451
0.25% Exchangeable Senior Notes	399	397
Total Short-Term & Long-Term Debt	$2,530	$2,542
Securitization Obligations:
Apple Ridge Funding LLC	$148	$115
Indebtedness Table
As of September 30, 2024, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (1)	(2)	July 2027 (3)	$500	$ *	$500
Senior Secured Second Lien Notes	7.00%	April 2030	640	11	629
Senior Notes (4)	5.75%	January 2029	558	—	558
Senior Notes (4)	5.25%	April 2030	449	5	444
Exchangeable Senior Notes	0.25%	June 2026	403	4	399
Total Short-Term & Long-Term Debt			$2,550	$20	$2,530
Securitization obligations: (5)
Apple Ridge Funding LLC		May 2025	$148	$ *	$148
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(1)As of September 30, 2024, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of September 30, 2024, there were $500 million of outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit. On November 5, 2024, the Company had $555 million of outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit.
(2)The interest rate with respect to revolving loans under the Revolving Credit Facility at September 30, 2024 is based on, at the Company's option, Term Secured Overnight Financing Rate (" SOFR") plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended September 30, 2024.
(3)The maturity date of the Revolving Credit Facility is July 27, 2027; however, it may spring forward to March 16, 2026 if the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026).
(4)See below under the header "Repurchases of Unsecured Notes" for additional information with respect to repurchases in the third quarter of 2024.
(5)In May 2024, Anywhere Group extended the existing Apple Ridge Funding LLC securitization program until May 30, 2025. As of September 30, 2024, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $148 million being utilized leaving $52 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $201 million and $146 million of underlying relocation receivables and other related relocation assets at September 30, 2024 and December 31, 2023, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $3 million and $4 million for the three months ended September 30, 2024 and 2023, respectively, as well as $7 million and $10 million for the nine months ended September 30, 2024 and 2023, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 8.1% and 7.2% for the nine months ended September 30, 2024 and 2023, respectively.
Maturities Table
As of September 30, 2024, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2024 and each of the next four years is as follows:

Year	Amount
Remaining 2024 (a)	$500
2025	—
2026	403
2027	—
2028	—
_______________
(a)Outstanding borrowings under the Revolving Credit Facility expire in July 2027 (subject to earlier springing maturity) but are classified on the balance sheet as current due to the revolving nature of borrowings and terms and conditions of the facility.
Term Loan A Facility and Repayment
On August 30, 2024, the Company repaid the entire outstanding principal amount of approximately $196 million along with accrued interest under the Term Loan A Facility, as amended, with a combination of cash on hand and borrowings from the Revolving Credit Facility.
The Term Loan A Facility was governed by the Company's Term Loan A Agreement dated as of October 23, 2015 (as amended, amended and restated, modified or supplemented from time to time). The interest rate on outstanding borrowings under the Term Loan A Facility was based on, at the Company's option, Term SOFR plus a 10 basis point credit spread adjustment or ABR, plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio.
Repurchases of Unsecured Notes
During the third quarter of 2024, the Company repurchased a total of $26 million of its Unsecured Notes, including $24 million held by funds managed by Angelo, Gordon & Co., L.P. ("Angelo Gordon"), a Delaware limited partnership, at an aggregate purchase price of $19 million, plus accrued interest to the respective repurchase dates.
Gain on the Early Extinguishment of Debt
During the nine months ended September 30, 2024, the Company recorded gains on the early extinguishment of debt totaling $7 million as a result of the repurchases of Unsecured Notes occurring in the third quarter of 2024.
During the nine months ended September 30, 2023, the Company recorded gains on the early extinguishment of debt totaling $169 million which consisted of $151 million as a result of the debt exchange transactions and $18 million as a result of the open market repurchases occurring in the third quarter of 2023.

5.    RESTRUCTURING COSTS
Restructuring charges were $6 million and $24 million for the three and nine months ended September 30, 2024, respectively, and $9 million and $40 million for the three and nine months ended September 30, 2023, respectively. The components of the restructuring charges were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Personnel-related costs (1)	$3	$3	$13	$16
Facility-related costs (2)	3	6	11	24
Total restructuring charges (3)	$6	$9	$24	$40
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
(3)Restructuring charges for the three months ended September 30, 2024 include $5 million of expense related to the Operational Efficiencies Plan and $1 million of expense related to prior restructuring plans.
Restructuring charges for the three months ended September 30, 2023 include $8 million of expense related to the Operational Efficiencies Plan and $1 million of expense related to prior restructuring plans.
Restructuring charges for the nine months ended September 30, 2024 include $21 million of expense related to the Operational Efficiencies Plan and $3 million of expense related to prior restructuring plans.
Restructuring charges for the nine months ended September 30, 2023 include $36 million of expense related to the Operational Efficiencies Plan and $4 million of expense related to prior restructuring plans.
Operational Efficiencies Plan
The Company is actively executing its strategic Operational Efficiencies Plan. In response to housing market trends, a significant workforce reduction occurred in January 2023. Additional costs in 2024 relate primarily to facility closures as part of ongoing execution. The Company’s broader cost reduction initiatives include digital transformation efforts and technology investments in efforts to support its independent sales agents, franchisees and consumers.
The following is a reconciliation of the beginning and ending reserve balances related to the Operational Efficiencies Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2023	$10	$4	$14
Restructuring charges (1)	13	8	21
Costs paid or otherwise settled	(12)	(9)	(21)
Balance at September 30, 2024	$11	$3	14
_______________
(1)In addition, the Company incurred $7 million of facility-related costs for lease asset impairments in connection with the Operational Efficiencies Plan during the nine months ended September 30, 2024.
The following table shows the total costs currently expected to be incurred by type of cost related to the Operational Efficiencies Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$49	$48	$1
Facility-related costs	39	36	3
Total	$88	$84	$4

The following table shows the total costs currently expected to be incurred by reportable segment related to the Operational Efficiencies Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$17	$17	$—
Owned Brokerage Group	52	49	3
Title Group	6	5	1
Corporate and Other	13	13	—
Total	$88	$84	$4
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2023, the remaining liability related to these initiatives was $9 million. During the nine months ended September 30, 2024, the Company incurred $3 million of costs and paid or settled $5 million of costs resulting in a remaining accrual of $7 million at September 30, 2024. The remaining accrual of $7 million and total amount remaining to be incurred of $15 million primarily relate to the transformation of the Company's corporate headquarters.
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
Under the terms of the nationwide Anywhere Settlement, Anywhere has agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain. The Company currently expects the payment to occur no earlier than mid-2025.
The Anywhere Settlement includes injunctive relief for a period of five years, requiring practice changes in the Company owned brokerage operations and that the Company recommend and encourage these same practice changes to its independently owned and operated franchise network. The injunctive relief, includes but is not limited to, reminding Company owned brokerages, franchisees and their respective agents that Anywhere has no rule requiring offers of compensation to buyer brokers; prohibiting Company owned brokerages (and recommending to franchisees) and agents from using technology (or manually) to sort listings by offers of compensation, unless requested by the client; eliminating any minimum client commission for Company owned brokerages; and refraining from adopting any requirement that Company owned brokerages, franchisees or their respective agents belong to NAR or follow NAR’s Code of Ethics or MLS handbook. The practice changes are to take place no later than six months after the Anywhere Settlement receives final court approval and all appellate rights are exhausted.
More recent settlements by NAR, other Realtor® associations or MLSs involve injunctive relief that, if approved and implemented, will impact the entire industry, including our owned brokerages and those of our franchisees. Specifically, NAR entered into a nationwide class action settlement (the "NAR Settlement"), which has been preliminarily approved by the court, under which it has agreed to certain practice changes and to pay $418 million. These practice changes include, but are not limited to, prohibiting offers of compensation to buyer brokers from being made on listings on an MLS, requiring Realtors® representing a buyer to enter into a written agreement with a buyer, setting forth the buyer broker’s fee and obligations before showing the buyer a property, and prohibiting Realtors® from representing their services as free, or collecting greater compensation than set forth in the written agreement with the buyer. The NAR Settlement allowed for participation by non-NAR MLSs, but a number of those MLSs have elected not to participate in the NAR Settlement, and as such, they will continue to operate on their own rules regarding broker compensation and will not be restricted by the constraints in the NAR Settlement. The NAR Settlement was preliminarily approved on April 23, 2024 and a hearing for final approval of the NAR Settlement is scheduled for November 26, 2024.
In addition, since late October 2023, more than thirty copycat additional lawsuits with similar or related claims have been filed against various real estate brokerages, NAR, MLSs, and/or state and local Realtor Associations, about a third of which name Anywhere, its subsidiaries or franchisees. In those cases, plaintiffs have generally either agreed to dismiss or stay the actions against Anywhere, its subsidiaries or franchisees pending the conclusion of the appeals of the trial court's grant of final approval of the Anywhere Settlement.
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
The Company believes that additional antitrust litigation and investigations related to other industry practices may be possible beyond what has already been filed. We believe, for example, the DOJ is continuing to focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR Settlement and potentially broader restrictions or bans on offers of compensation. Their focus has also expanded to include the comingling rule, which is a non-mandatory rule that precludes the joint display of MLS and non-MLS listings. The DOJ may expand its focus to include certain other rules, such as the Clear Cooperation Policy.
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
While the Court certified the classes in March 2022, the plaintiffs filed a motion in early 2023 seeking to narrow the classes, which the Company opposed, seeking to decertify the classes. A trial has been scheduled for February 2025.
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
* * *
Cendant Corporate Liabilities and Legacy Tax Matter
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $39 million at September 30, 2024 and $38 million at December 31, 2023, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased its accrual for this legacy tax matter in the first quarter of 2023 and as of September 30, 2024 the accrual is $39 million. On April 10, 2024, the Company's petition for rehearing was denied by the OTA, and the tax assessment is anticipated to become payable as early as the fourth quarter of 2024, even if judicial relief is sought.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $699 million at September 30, 2024 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.

7.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2024	111.2	$1	$4,818	$(3,162)	$(45)	$2	$1,614
Net income	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Balance at September 30, 2024	111.3	$1	$4,822	$(3,155)	$(44)	$2	$1,626

	Three Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2023	110.4	$1	$4,809	$(3,113)	$(47)	$3	$1,653
Net income	—	—	—	129	—	—	129
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	110.5	$1	$4,813	$(2,984)	$(47)	$2	$1,785

	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
Net loss	—	—	—	(64)	—	—	(64)
Stock-based compensation	—	—	12	—	—	—	12
Issuance of shares for vesting of equity awards	1.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(3)	—	—	—	(3)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at September 30, 2024	111.3	$1	$4,822	$(3,155)	$(44)	$2	$1,626

	Nine Months Ended September 30, 2023
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net income	—	—	—	10	—	—	10
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	12	—	—	—	12
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(4)	—	—	—	(4)
Dividends	—	—	—	—	—	(1)	(1)
Balance at September 30, 2023	110.5	$1	$4,813	$(2,984)	$(47)	$2	$1,785

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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of September 30, 2024, $203 million remained available for repurchase under the share repurchase program. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of September 30, 2024 as the closing price of the Company's common stock as of September 30, 2024 was less than the initial exchange price.

The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Anywhere shareholders	$7	$129	$(64)	$10
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	111.3	110.5	111.1	110.2
Dilutive effect of stock-based compensation awards (a)	0.9	1.6	—	1.4
Dilutive effect of Exchangeable Senior Notes and warrants (b)	—	—	—	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	112.2	112.1	111.1	111.6
Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.06	$1.17	$(0.58)	$0.09
Diluted earnings (loss) per share	$0.06	$1.15	$(0.58)	$0.09
_______________
(a)The three months ended September 30, 2024 and 2023, exclude 7.1 million and 5.6 million shares of common stock, respectively, issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.
The Company was in a net loss position for the nine months ended September 30, 2024 and therefore, the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive. The nine months ended September 30, 2023 exclude 5.8 million shares of common stock issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.
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

	Revenues (a)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Franchise Group	$267	$271	$732	$762
Owned Brokerage Group	1,258	1,309	3,570	3,604
Title Group	96	93	270	265
Corporate and Other (b)	(86)	(89)	(242)	(245)
Total Company	$1,535	$1,584	$4,330	$4,386

_______________

(a)Transactions between segments are eliminated in consolidation. Revenues for Franchise Group include intercompany royalties and marketing fees paid by Owned Brokerage Group of $86 million and $242 million for the three and nine months ended September 30, 2024, respectively, and $89 million and $245 million for the three and nine months ended September 30, 2023, respectively. Such amounts are eliminated through the Corporate and Other line.
(b)Includes the elimination of transactions between segments.
Set forth in the table below is Operating EBITDA presented by reportable segment and a reconciliation to Net income (loss) attributable to Anywhere and Anywhere Group for the three and nine months ended September 30, 2024 and 2023:

	Operating EBITDA
	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Franchise Group	$151	$155	$399	$416
Owned Brokerage Group	(11)	(8)	(66)	(93)
Title Group	1	2	(5)	(5)
Corporate and Other (a)	(47)	(42)	(112)	(137)
Total Company	$94	$107	$216	$181

Less: Depreciation and amortization	48	50	151	149
Interest expense, net	38	37	117	114
Income tax expense (benefit)	2	45	(15)	7
Restructuring costs, net (b)	6	9	24	40
Impairments (c)	1	3	9	11
Former parent legacy (benefit) cost, net (d)	(1)	—	1	17
Gain on the early extinguishment of debt (e)	(7)	(169)	(7)	(169)
Loss on the sale of businesses, investments or other assets, net	—	3	—	2
Net income (loss) attributable to Anywhere and Anywhere Group	$7	$129	$(64)	$10
_______________
(a)Includes the elimination of transactions between segments.
(b)The three months ended September 30, 2024 includes restructuring charges of $1 million at Franchise Group, $3 million at Owned Brokerage Group and $2 million at Corporate and Other.
The three months ended September 30, 2023 includes restructuring charges of $2 million at Franchise Group, $5 million at Owned Brokerage Group, $1 million at Title Group and $1 million at Corporate and Other.
The nine months ended September 30, 2024 includes restructuring charges of $4 million at Franchise Group, $10 million at Owned Brokerage Group, $1 million at Title Group and $9 million at Corporate and Other.
The nine months ended September 30, 2023 includes restructuring charges of $8 million at Franchise Group, $23 million at Owned Brokerage Group, $2 million at Title Group and $7 million at Corporate and Other.
(c)Non-cash impairments primarily related to leases and other assets.
(d)Former parent legacy items are recorded in Corporate and Other and relate to a legacy tax matter.
(e)Gain on the early extinguishment of debt is recorded in Corporate and Other. The gain on the early extinguishment of debt relates to the repurchases of Unsecured Notes that occurred during the third quarter of 2024, as well as the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023.

10.    SUBSEQUENT EVENTS
Binding Term Sheet for Investment in Independence Title Company and TitleOne
On November 6, 2024, the Company entered into a binding term sheet (the "Term Sheet") with RE Closing Buyer Corp. (the "Buyer"), a subsidiary of the Company’s title insurance underwriter joint venture, known as Title Resources Group, pursuant to which the Company will sell to the Buyer 10% of the equity of each of two entities the Company anticipates forming prior to closing, which entities are expected to contain the respective assets of the Company’s Independence Title business and TitleOne business (each individually, an "Agency" and collectively, the "Agencies") for an aggregate purchase price of $18.8 million (the "Transaction"). The Transaction values the Agencies at an aggregate enterprise value of $188 million.
The Term Sheet provides that until the third anniversary of the Transaction’s closing, the Buyer will have the right to purchase the remaining 90% of the equity in one or both of the Agencies for purchase price(s) based on the $188 million closing valuation. After the third anniversary and until the fifth anniversary of the Transaction’s closing, the Company will have the right to repurchase the 10% equity for an aggregate purchase price of $18.8 million, plus accrued and unpaid dividends, less the amount of any dividends paid (the "Repurchase Price"). After the fifth anniversary of the Transaction’s closing, if neither the Buyer nor the Company has exercised its purchase right, the Company will be required to repurchase the 10% equity for the Repurchase Price.
The Buyer's equity will be subject to customary minority protections as described in the Term Sheet. The obligations of the parties to enter into definitive agreements reflecting the Term Sheet are subject to the satisfaction or waiver of certain conditions as described in the Term Sheet and the Term Sheet is subject to customary termination provisions.

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
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of September 30, 2024, our real estate franchise systems and proprietary brands had approximately 313,700 independent sales agents worldwide, including approximately 182,100 independent sales agents operating in the U.S. (which included approximately 54,400 company owned brokerage independent sales agents). As of September 30, 2024, our real estate franchise systems and proprietary brands had approximately 17,900 offices worldwide in 119 countries and territories, including approximately 5,400 brokerage offices in the U.S. (which included approximately 600 company owned brokerage offices). This segment also includes our global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 600 owned and operated brokerage offices with approximately 54,400 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
CURRENT BUSINESS AND INDUSTRY TRENDS
The residential real estate market is at historic lows. According to data from NAR, homesale transactions in 2023 totaled 4.09 million compared to 5.03 million transactions in 2022 and 6.12 million in 2021, marking the lowest amount since 1995. For the Company, combined closed homesale sides for Franchise Group and Owned Brokerage Group decreased by 36% in 2023 compared to 2021.
Market conditions in the residential real estate industry remained weak in the first nine months of 2024. NAR reported that existing homesale transactions decreased 3% for the nine months ended September 30, 2024 as compared to the same period in 2023. Fannie Mae, as of October is forecasting existing homesale transactions for 2024 to decrease 1% to 4.06 million, down from the 4.17 million forecasted in July 2024 and 4.24 million forecasted in January 2024.

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
The table below sets forth changes in homesale transaction volume, closed homesale sides (homesale transactions) and average homesale price at Franchise Group and Owned Brokerage Group, both on a combined and individual basis, for the three and nine months ended September 30, 2024 as compared with the same period in 2023:

	Three Months Ended September 30, 2024	Nine Months Ended September 30, 2024
Anywhere Combined
Homesale transaction volume*	—%	2%
Closed homesale sides	(5)%	(5)%
Average homesale price	6%	7%
Anywhere Brands - Franchise Group
Homesale transaction volume*	1%	2%
Closed homesale sides	(5)%	(5)%
Average homesale price	7%	7%
Anywhere Advisors - Owned Brokerage Group
Homesale transaction volume*	(2)%	1%
Closed homesale sides	(6)%	(6)%
Average homesale price	4%	7%
_______________
* Homesale transaction volume is measured by multiplying closed homesale sides by average homesale price.
The graphic below shows the percentage change in combined homesale transaction volume for the Company by quarter in 2023 and 2024 as compared with the same period in the prior year:

Operational Efficiencies and Cost Savings. We continue to execute on our strategic Operational Efficiencies Plan to optimize operational efficiency, reduce office footprint costs, centralize certain aspects of our operational support structure and drive changes in how we serve our affiliated independent sales agents, franchisees and consumers. During the third quarter of 2024, we realized cost savings of approximately $30 million and approximately $90 million year to date of which approximately half related to specific restructuring activities.
Mortgage Rates. Freddie Mac's data shows that the average mortgage rates for a 30-year conventional fixed-rate mortgage more than doubled in 2022, reaching a peak of 7.79% in the fourth quarter of 2023, the highest since 2000. Although rates have shown a trend of gradual decline in the third quarter of 2024, they have remained above 6% throughout the year. As of the week ending October 31, 2024, mortgage rates averaged 6.72%.
Mortgage rates are influenced by a multitude of factors, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels, foreclosure rates, and fiscal and monetary policies. Since March 2022, the U.S. Federal Reserve Board has taken action intended to try to control inflation raising the target federal funds rate by over 400 basis points in 2022 and an additional 100 basis points in 2023. The Federal Reserve had kept rates unchanged since July 2023, however, in their most recent press release in September 2024, they expressed confidence that inflation is sustainably aligning with their target and lowered the target federal funds rate by 50 basis points. Additional rate cuts are expected in the future as the Federal Reserve continues to monitor the progress toward their target goals. As of September 30, 2024, yields on the 10-year Treasury note were 3.81% compared to 4.59% as of September 30, 2023.
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
Inflation. The prevailing inflationary environment has affected U.S. consumers and the repercussions may persist. As evidenced by the Consumer Price Index for All Urban Consumers (CPI), a gauge employed by the U.S. Bureau of Labor Statistics, there was a 2.4% (not seasonally adjusted) increase for the 12-month period ended September 30, 2024. The CPI serves as a metric for capturing the average fluctuations in prices paid by urban consumers across a diverse array of consumer goods and services. The macroeconomic landscape, including on-going conflicts around the world, introduces an additional layer of complexity to the inflationary dynamics. These geopolitical disruptions have the potential to intensify inflationary pressures, contributing to the volatility witnessed in the broader economic context. As consumers navigate this challenging landscape, the potential for continued impact on their purchasing power remains a significant consideration.
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
Litigation & Regulatory Matters. As further described in Note 6, "Commitments and Contingencies" to the Condensed Consolidated Financial Statements, the final court approval of our nationwide settlement in the Burnett antitrust sell-side class action litigation (the "Anywhere Settlement") has been appealed, which delays our final payment of the remaining $53.5 million due under the Anywhere Settlement until 21 business days after all appellate rights are exhausted (we previously paid the first $30 million due), the timing of which is uncertain. We currently expect the payment to occur no earlier than mid-2025.
In addition, we believe the DOJ is continuing to focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR Settlement, and on broader restrictions or bans on offers of compensation. We believe the DOJ is continuing to focus on the industry and may continue to expand the scope of its scrutiny beyond the terms of the existing NAR Settlement.
Industry rules and practices, particularly those that mandate behavior by industry participants, have drawn increasing scrutiny and criticism, including from various industry participants as well as regulators, as an outgrowth of the industry antitrust litigation. These rules and practices include the Clear Cooperation Policy, which, as defined earlier, is a NAR mandated policy that requires a listing broker to submit a listing to the MLS for cooperation with other MLS participants within a specified time of marketing a property to the public, the rules mandating participation in state and national Realtor associations in order to post on the local MLS, the rules limiting access to lock-boxes used to facilitate property showings and the rules that limit display of co-mingled MLS and non-MLS listings.
The growing rules debate over the Clear Cooperation Policy could lead to material consequences for industry participants however it is addressed. Given the decades of industry practice that have led to the current system of broad public distribution of listings, it is difficult to understand the full range of impacts that might result from any particular resolution of the current rules debate. The withdrawal or significant minimization of the Clear Cooperation Policy obligations leading to increased privatization of listing content could benefit those brokerages and franchise systems with the largest listing inventory. Conversely, a failure by the industry to address the existing concerns with the rule's restrictions could result in increased industry litigation and regulatory scrutiny.
In addition, individual or cumulative impacts of ongoing industry change may cause more industry participants to evaluate their options and could lead to higher levels of industry consolidation than has been customary.
The ultimate impact to us of changes to industry rules and practices and/or the decision to maintain those practices, will depend on future developments, which are highly uncertain and difficult to predict, as well as the actions that we have taken, or will take, to minimize any current and future impact on our revenue, profitability, or liquidity.
For further discussion of these matters, see Part II., "Item 1.—Legal Proceedings" and Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report, as well as Part I., "Item 1.—Business—Government and Other Regulations", Part I., "Item 1A.—Risk Factors", Part I. and "Item 3.—Legal Proceedings" in our 2023 Form 10-K, and Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in our 2023 Form 10-K.
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
The following table presents our drivers for the three and nine months ended September 30, 2024 and 2023. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended September 30,			Nine Months Ended September 30,
	2024	2023	% Change	2024	2023	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	189,833	200,619	(5)%	528,980	555,038	(5)%
Average homesale price	$502,512	$470,818	7%	$495,176	$462,826	7%
Average homesale broker commission rate	2.41%	2.45%	(4) bps	2.42%	2.45%	(3) bps
Net royalty per side	$456	$442	3%	$448	$432	4%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	67,625	71,794	(6)%	190,033	201,097	(6)%
Average homesale price	$741,623	$712,232	4%	$745,884	$698,195	7%
Average homesale broker commission rate	2.36%	2.41%	(5) bps	2.37%	2.42%	(5) bps
Gross commission income per side	$18,376	$18,013	2%	$18,551	$17,699	5%
Anywhere Integrated Services - Title Group
Purchase title and closing units	27,631	28,453	(3)%	78,772	80,338	(2)%
Refinance title and closing units	2,661	2,304	15%	7,080	6,810	4%
Average fee per closing unit	$3,361	$3,187	5%	$3,313	$3,176	4%
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
The decline in average homesale broker commission rate of 4 to 5 bps for the three months ended September 30, 2024, was relatively consistent as compared with the three months ended June 30, 2024 for both Franchise Group and Owned Brokerage Group. Based on the third quarter, there is no noticeable trend in the average homesale broker commission rate. However, we are still in the early stages of post implementation of the industry practice changes mandated by the NAR litigation settlement in August 2024.
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
Three Months Ended September 30, 2024 vs. Three Months Ended September 30, 2023
Our consolidated results comprised the following:

	Three Months Ended September 30,
	2024	2023	Change
Net revenues	$1,535	$1,584	$(49)
Total expenses	1,532	1,414	118
Income before income taxes, equity in earnings and noncontrolling interests	3	170	(167)
Income tax expense	2	45	(43)
Equity in earnings of unconsolidated entities	(6)	(4)	(2)
Net income	7	129	(122)
Less: Net income attributable to noncontrolling interests	—	—	—
Net income attributable to Anywhere and Anywhere Group	$7	$129	$(122)

Net revenues decreased $49 million or 3% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily driven by a decrease in revenue at Owned Brokerage Group due to lower homesale transaction volume.
Total expenses increased $118 million or 8% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 primarily driven by gains on the early extinguishment of debt which were $7 million during the third quarter of 2024 compared to $169 million during the same period last year.
Total expenses, excluding the impact of gains on the early extinguishment of debt, decreased $44 million or 3% primarily due to:
•a $39 million decrease in commission and other sales agent-related costs as a result of lower homesale transaction volume at Owned Brokerage Group; and
•a $5 million decrease in marketing costs as a result of cost savings initiatives, partially offset by a $10 million increase in operating and general and administrative expenses primarily as a result of meetings and conferences expenses at Franchise Group due to timing.
Equity in earnings were $6 million during the third quarter of 2024 compared to earnings of $4 million during the third quarter of 2023. Equity in earnings during the third quarter of 2024 consisted of $2 million of earnings for Guaranteed Rate Affinity, $1 million of earnings for the Title Insurance Underwriter Joint Venture and $3 million of earnings for the operations of our other equity method investments. Equity in earnings during the third quarter of 2023 consisted of $2 million of earnings for the Title Insurance Underwriter Joint Venture, $1 million of earnings for Guaranteed Rate Affinity and $1 million of earnings for the operations of our other equity method investments.
The Company continues to execute on its strategic plan ("the Operational Efficiencies Plan") to optimize operational efficiency, reduce its office footprint costs, centralize certain aspects of its operational support structure and drive changes in how it serves its affiliated independent sales agents, franchisees and consumers. Under the Operational Efficiencies Plan we incurred $5 million of costs, including $3 million of personnel related costs and $2 million of facility related costs, during the third quarter of 2024 compared to $8 million of costs during the third quarter of 2023. Total expected restructuring costs under the Operational Efficiencies Plan are currently anticipated to be $88 million with $84 million incurred to date through the third quarter of 2024. During the third quarter of 2024, we realized cost savings of approximately $30 million and approximately $90 million year to date of which approximately half related to specific restructuring activities. Furthermore, in connection with prior restructuring programs, we incurred $1 million of costs during both the third quarters of 2024 and 2023, primarily related to the transformation of our corporate headquarters. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $2 million for the three months ended

September 30, 2024 compared to an expense of $45 million for the three months ended September 30, 2023. Our effective tax rate was 22% and 26% for the three months ended September 30, 2024 and 2023, respectively.
The following table reflects a reconciliation of Net income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023
Net income attributable to Anywhere and Anywhere Group	$7	$129
Income tax expense	2	45
Income before income taxes	9	174
Add: Depreciation and amortization	48	50
Interest expense, net	38	37
Restructuring costs, net (a)	6	9
Impairments (b)	1	3
Former parent legacy benefit, net (c)	(1)	—
Gain on the early extinguishment of debt (d)	(7)	(169)
Loss on the sale of businesses, investments or other assets, net	—	3
Operating EBITDA	$94	$107

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2024	2023			2024	2023			2024	2023
Franchise Group	$267	$271	$(4)	(1)%	$151	$155	$(4)	(3)%	57%	57%	—
Owned Brokerage Group	1,258	1,309	(51)	(4)	(11)	(8)	(3)	(38)	(1)	(1)	—
Title Group	96	93	3	3	1	2	(1)	(50)	1	2	(1)
Corporate and Other	(86)	(89)	3	(e)	(47)	(42)	(5)	(12)
Total Company	$1,535	$1,584	$(49)	(3)%	$94	$107	$(13)	(12)%	6%	7%	(1)
_______________
(a)Restructuring charges incurred for the three months ended September 30, 2024 include $1 million at Franchise Group, $3 million at Owned Brokerage Group and $2 million at Corporate and Other. Restructuring charges incurred for the three months ended September 30, 2023 include $2 million at Franchise Group, $5 million at Owned Brokerage Group, $1 million at Title Group and $1 million at Corporate and Other.
(b)Non-cash impairments primarily related to leases.
(c)Former parent legacy items are recorded in Corporate and Other.
(d)Gain on the early extinguishment of debt is recorded in Corporate and Other. The gain on the early extinguishment of debt relates to the repurchases of Unsecured Notes that occurred during the third quarter of 2024, as well as the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $86 million and $89 million during the three months ended September 30, 2024 and 2023, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point for the three months ended September 30, 2024 compared to the same period in 2023. Franchise Group's margin and Owned Brokerage Group's margin both remained flat primarily due to declines in revenue offset by lower employee-related and other operating costs as a result of cost savings initiatives. Title Group's margin decreased 1 percentage point primarily due to an increase in employee-related and other operating costs.
Corporate and Other Operating EBITDA for the three months ended September 30, 2024 declined $5 million to a loss of $47 million primarily attributable to higher employee related expenses.
Anywhere Brands—Franchise Group
Revenues decreased $4 million to $267 million and Operating EBITDA decreased $4 million to $151 million for the three months ended September 30, 2024 compared to the same period in 2023.

Revenues decreased $4 million primarily due to a $4 million decrease in third-party domestic franchisee royalty revenue driven by a 5% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by a 7% increase in average homesale price, a $3 million decrease in intercompany royalties received from Owned Brokerage Group and a $2 million decrease in revenue from our relocation operations and leads business as a result of lower volume. Furthermore, brand marketing fund revenue and related expense decreased $3 million primarily due to lower advertising costs for the three months ended September 30, 2024 as compared with the same period in 2023. These decreases in revenue were partially offset by an $8 million increase in other franchise revenue primarily related to the timing of registration fees for meetings and conferences and an increase in international royalties.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $81 million and $84 million during the third quarter of 2024 and 2023, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $4 million primarily due to a $7 million increase in meetings and conferences expenses due to timing and the $4 million decrease in revenues discussed above, partially offset by a $4 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and a $3 million decrease in brand marketing fund expense discussed above.
Anywhere Advisors—Owned Brokerage Group
Revenues decreased $51 million to $1,258 million and Operating EBITDA decreased $3 million to a loss of $11 million for the three months ended September 30, 2024 compared with the same period in 2023.
The revenue decrease of $51 million was primarily driven by a 2% decrease in homesale transaction volume at Owned Brokerage Group which consisted of a 6% decrease in existing homesale transactions and a decline in the average homesale broker commission rate partially offset by a 4% increase in average homesale price.
Operating EBITDA decreased $3 million primarily due to the $51 million decrease in revenues as discussed above, partially offset by:
•a $39 million decrease in commission expenses paid to independent sales agents primarily as a result of lower homesale transaction volume;
•a $3 million decrease in other operating costs primarily as a result of cost savings initiatives;
•a $3 million decrease in royalties paid to Franchise Group;
•a $2 million decrease in marketing expense as a result of cost savings initiatives; and
•a $2 million improvement in equity in earnings to earnings of $2 million during the third quarter of 2024 from no equity earnings during the same period in 2023.
Anywhere Integrated Services—Title Group
Revenues increased $3 million to $96 million and Operating EBITDA decreased $1 million to $1 million for the three months ended September 30, 2024 compared with the same period in 2023.
Revenues increased $3 million primarily due to an increase in the average fee per closing unit and refinance units partially offset by a decrease in purchase units.
Operating EBITDA decreased $1 million primarily due to a $2 million increase in variable operating costs due to volume increases and a $2 million increase in employee-related and other operating costs, partially offset by a $3 million increase in revenues discussed above.

Nine Months Ended September 30, 2024 vs. Nine Months Ended September 30, 2023
Our consolidated results comprised the following:

	Nine Months Ended September 30,
	2024	2023	Change
Net revenues	$4,330	$4,386	$(56)
Total expenses	4,417	4,376	41
(Loss) income before income taxes, equity in earnings and noncontrolling interests	(87)	10	(97)
Income tax (benefit) expense	(15)	7	(22)
Equity in earnings of unconsolidated entities	(8)	(7)	(1)
Net (loss) income	(64)	10	(74)
Less: Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to Anywhere and Anywhere Group	$(64)	$10	$(74)
Net revenues decreased $56 million or 1% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 driven by decreases in revenues at Owned Brokerage Group and Franchise Group.
Total expenses increased $41 million or 1% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 primarily driven by gains on the early extinguishment of debt which were $7 million during the first nine months of 2024 compared to $169 million during the same period last year.
Total expenses, excluding the impact of gains on the early extinguishment of debt, decreased $121 million or 3% primarily due to:
•a $52 million decrease in operating and general and administrative expenses primarily attributable to higher expense in 2023 related to accruals for legal matters, as well as a decrease in employee-related and other operating costs due to cost savings initiatives;
•a $20 million decrease in commission and other sales agent-related costs at Owned Brokerage Group;
•an $18 million decrease in marketing costs as a result of cost savings initiatives;
•a $16 million decrease of former parent legacy costs due to the absence of expense for a legacy tax matter recorded during the first quarter of 2023; and
•$16 million of lower restructuring costs.
Equity in earnings were $8 million for the nine months ended September 30, 2024 compared to earnings of $7 million during the same period of 2023. Equity in earnings for the nine months ended September 30, 2024 consisted of $2 million of earnings for the Title Insurance Underwriter Joint Venture and $6 million of earnings for the operations of our other equity method investments. Equity in earnings for the nine months ended September 30, 2023 consisted of $4 million of earnings for the Title Insurance Underwriter Joint Venture, $1 million of earnings for Guaranteed Rate Affinity and $2 million of earnings for the operations of our other equity method investments.
During the nine months ended September 30, 2024, we incurred $21 million of costs related to the Operational Efficiencies Plan, including $13 million of personnel related costs and $8 million of facility related costs, compared to $36 million of costs during the nine months ended 2023. Furthermore, in connection with prior restructuring programs, we incurred $3 million of costs during the nine months ended September 30, 2024 compared to $4 million during the nine months ended September 30, 2023 primarily related to the transformation of our corporate headquarters. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $15 million for the nine months ended September 30, 2024 compared to an expense of $7 million for the nine months ended September 30, 2023. Our effective tax rate was 19% and 41% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The effective tax rate for the nine months ended September 30, 2024 was primarily impacted by non-deductible executive compensation and equity awards for which the market value at vesting was lower than at the date of grant.

The following table reflects a reconciliation of Net (loss) income attributable to Anywhere and Anywhere Group to Operating EBITDA and the results of each of our reportable segments during the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023
Net (loss) income attributable to Anywhere and Anywhere Group	$(64)	$10
Income tax (benefit) expense	(15)	7
(Loss) income before income taxes	(79)	17
Add: Depreciation and amortization	151	149
Interest expense, net	117	114
Restructuring costs, net (a)	24	40
Impairments (b)	9	11
Former parent legacy cost, net (c)	1	17
Gain on the early extinguishment of debt (d)	(7)	(169)
Loss on the sale of businesses, investments or other assets, net	—	2
Operating EBITDA	$216	$181

	Revenues (e)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2024	2023			2024	2023			2024	2023
Franchise Group	$732	$762	$(30)	(4)%	$399	$416	$(17)	(4)%	55%	55%	—
Owned Brokerage Group	3,570	3,604	(34)	(1)	(66)	(93)	27	29	(2)	(3)	1
Title Group	270	265	5	2	(5)	(5)	—	—	(2)	(2)	—
Corporate and Other	(242)	(245)	3	(e)	(112)	(137)	25	18
Total Company	$4,330	$4,386	$(56)	(1)%	$216	$181	$35	19%	5%	4%	1
_______________
(a)Restructuring charges incurred for the nine months ended September 30, 2024 include $4 million at Franchise Group, $10 million at Owned Brokerage Group, $1 million at Title Group and $9 million at Corporate and Other. Restructuring charges incurred for the nine months ended September 30, 2023 include $8 million at Franchise Group, $23 million at Owned Brokerage Group, $2 million at Title Group and $7 million at Corporate and Other.
(b)Non-cash impairments primarily related to leases and other assets.
(c)Former parent legacy items are recorded in Corporate and Other and relate to a legacy tax matter.
(d)Gain on the early extinguishment of debt is recorded in Corporate and Other. The gain on the early extinguishment of debt relates to the repurchases of Unsecured Notes that occurred during the third quarter of 2024, as well as the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023.
(e)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $242 million and $245 million during the nine months ended September 30, 2024 and 2023, respectively, and are eliminated through the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues increased 1 percentage point for the nine months ended September 30, 2024 compared to the same period in 2023. Franchise Group's margin remained flat primarily due to lower revenue, offset by lower employee-related and other operating costs as a result of cost savings initiatives. Owned Brokerage Group's margin increased 1 percentage point primarily due to cost savings initiatives. Title Group's margin remained flat primarily due to an increase in revenue as a result of an increase in the average fee per closing unit, offset by lower equity in earnings and higher employee-related and other operating costs.
Corporate and Other Operating EBITDA for the nine months ended September 30, 2024 improved $25 million to a loss of $112 million primarily attributable to higher expense in 2023 related to accruals for legal matters.

Anywhere Brands - Franchise Group
Revenues decreased $30 million to $732 million and Operating EBITDA decreased $17 million to $399 million for the nine months ended September 30, 2024 compared to the same period in 2023.
Revenues decreased $30 million primarily due to a $19 million decrease in revenue from our relocation operations and leads business as a result of lower volume, a $5 million decrease in third-party domestic franchisee royalty revenue driven by a 5% decrease in existing homesale transactions and a decline in the average homesale broker commission rate partially offset by a 7% increase in average homesale price, and a $2 million decrease in intercompany royalties received from Owned Brokerage Group. Furthermore, brand marketing fund revenue and related expense decreased $7 million primarily due to lower advertising costs during the nine months ended September 30, 2024 as compared with the same period in 2023. These decreases in revenue were partially offset by a $3 million increase in international and other franchise revenue.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $231 million and $233 million during the nine months ended September 30, 2024 and 2023, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA decreased $17 million primarily due to the $30 million decrease in revenues discussed above, partially offset by a $9 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and a $7 million decrease in brand marketing fund expense discussed above.
Anywhere Advisors - Owned Brokerage Group
Revenues decreased $34 million to $3,570 million and Operating EBITDA increased $27 million to a loss of $66 million for the nine months ended September 30, 2024 compared with the same period in 2023.
The revenue decrease of $34 million was primarily driven by a 6% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by a 7% increase in average homesale price.
Operating EBITDA increased $27 million primarily due to:
•a $23 million decrease in other operating costs primarily related to a decrease in employee-related costs due to lower employee headcount as a result of cost savings initiatives;
•a $20 million decrease in commission expenses paid to independent sales agents primarily as a result of lower revenue as discussed above;
•a $12 million decrease in marketing expense as a result of cost savings initiatives;
•a $3 million improvement in equity in earnings to earnings of $3 million during the nine months ended September 30, 2024 from no equity earnings during the same period in 2023; and
•a $2 million decrease in royalties paid to Franchise Group, partially offset by a $34 million decrease in revenues as discussed above.
Anywhere Integrated Services - Title Group
Revenues increased $5 million to $270 million and Operating EBITDA remained flat at a loss of $5 million for the nine months ended September 30, 2024 compared with the same period in 2023.
Revenues increased $5 million primarily due to an increase in the average fee per closing unit and refinance units partially offset by a decrease in purchase units.
Operating EBITDA remained flat due to the $5 million increase in revenue as discussed above, partially offset by a $2 million decrease in equity in earnings, a $2 million increase in employee-related and other operating costs and a $1 million increase in variable operating costs related to higher revenue.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	September 30, 2024	December 31, 2023	Change
Total assets	$5,748	$5,839	$(91)
Total liabilities	4,122	4,158	(36)
Total equity	1,626	1,681	(55)
For the nine months ended September 30, 2024, total assets decreased $91 million primarily due to:
•a $67 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $34 million net decrease in operating lease assets primarily due to asset depreciation;
•a $26 million net decrease in other current and non-current assets primarily due to prepaid contracts and independent sales agent incentives; and
•a $32 million decrease in property and equipment primarily due to asset depreciation, partially offset by an $80 million increase in relocation and trade receivables primarily due to timing.
Total liabilities decreased $36 million primarily due to:
•a $41 million decrease in operating lease liabilities;
•a $17 million decrease in deferred tax liabilities;
•a $12 million decrease in other non-current liabilities primarily due to payment of long-term contracts; and
•a $12 million net decrease in corporate debt primarily related to repayment of Term Loan A Facility and repurchases of Unsecured Notes that occurred during the third quarter of 2024, partially offset by additional borrowings under the Revolving Credit Facility as of September 30, 2024 (see Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for further details), partially offset by a $33 million increase in securitization obligations.
Total equity decreased $55 million due to a net loss of $64 million, partially offset by a $9 million increase in additional paid-in capital related to the Company's stock-based compensation activity for the nine months ended September 30, 2024.
Liquidity and Capital Resources
Cash flows from operations, supplemented by funds available under our Revolving Credit Facility and Apple Ridge securitization facility are our primary sources of liquidity, along with, from time to time, distributions from our unconsolidated joint ventures.
Our primary uses of liquidity include working capital, business investment and capital expenditures, as well as debt service (including interest payments). We have used and may also use future cash flows to repurchase or redeem outstanding indebtedness and to acquire stock under our share repurchase program.
Business investments may include investments in strategic initiatives, including our existing or future joint ventures, products and services that are designed to simplify the home sale and purchase transaction, independent sales agent recruitment and retention, and franchisee system growth and acquisitions.
We believe that we will continue to meet our cash flow needs during the next twelve months through the sources outlined above. In the event that our liquidity assumptions change, or we seek to provide incremental liquidity, we may explore additional debt financing, debt exchanges, private or public offerings of debt or common stock or consider asset disposals.
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

On August 30, 2024 we repaid the entire outstanding principal amount of approximately $196 million along with accrued interest under the Term Loan A Facility with a combination of cash on hand and borrowings from the Revolving Credit Facility. In addition, during the third quarter of 2024, we repurchased a total of $26 million of our Unsecured Notes, including $24 million held by funds managed by Angelo Gordon, at an aggregate purchase price of $19 million, plus accrued interest to the respective repurchase dates. See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information on these transactions.
On May 9, 2024, we received final court approval of a settlement agreement the Company has entered into to settle all claims asserted against it or that could have been asserted against it in the Burnett and Moehrl antitrust class action litigation. The final approval has been appealed by several parties. Under the terms of the nationwide settlement, we agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain. We currently expect the payment to occur no earlier than mid-2025. See Note 6, "Commitments and Contingencies", to the Condensed Consolidated Financial Statements for more information.
As further described in Note 6, "Commitments and Contingencies—Litigation—Cendant Corporate Liabilities and Guarantees to Cendant and Affiliates", the California Office of Tax Appeals has declined the Company’s petition for a rehearing of its legacy tax matter, and the tax assessment, which as of September 30, 2024 is accrued at $39 million, is anticipated to become payable when Avis Budget Group receives notice from California which could be as early as the fourth quarter of 2024, even if the Company seeks further judicial relief.
Other than the repayment of the Term Loan A Facility with a combination of cash on hand and borrowings from the Revolving Credit Facility, our material cash requirements from known contractual and other obligations as of September 30, 2024 have not changed materially from the amounts reported in our 2023 Form 10-K.
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

Cash Flows
At September 30, 2024, we had $106 million of cash, cash equivalents and restricted cash, a decrease of $13 million compared to the balance of $119 million at December 31, 2023. The following table summarizes our cash flows for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$37	$125	$(88)
Investing activities	(54)	(39)	(15)
Financing activities	3	(146)	149
Effects of change in exchange rates on cash, cash equivalents and restricted cash	1	—	1
Net change in cash, cash equivalents and restricted cash	$(13)	$(60)	$47
For the nine months ended September 30, 2024, $88 million less cash was provided by operating activities compared to the same period in 2023 principally due to:
•$151 million less cash provided by the net change in relocation and trade receivables due to timing; and
•$30 million more cash used for accounts payable, accrued expenses and other liabilities primarily related to the payment of higher employee incentive compensation in the first quarter of 2024 and payments of previously accrued legal matters, partially offset by $98 million more cash provided by operating results.
For the nine months ended September 30, 2024, $15 million less cash was provided by investing activities compared to the same period in 2023 primarily due to the absence in 2024 of $8 million of proceeds from the sale of business in 2023 and $6 million of proceeds received from investments in 2023.
For the nine months ended September 30, 2024, $3 million of cash was provided by financing activities compared to $146 million of cash used in financing activities during the same period in 2023. For the nine months ended September 30, 2024, $3 million of cash was provided by financing activities primarily due to:
•$215 million of additional borrowings under the Revolving Credit Facility; and
•$33 million net increase in securitization borrowings,
partially offset by:
•$213 million of cash paid as a result of net cash paid related to repayment of Term Loan A Facility and repurchases of Unsecured Notes in the third quarter of 2024;
•$17 million of other financing payments primarily related to contracts and finance leases; and
•$12 million of quarterly amortization payments on the term loan facilities.
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
Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of September 30, 2024.

Covenants under the Senior Secured Credit Facility and Indentures; Events of Default
The Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and 7.00% Senior Secured Second Lien Notes contain various covenants that limit (subject to certain exceptions) Anywhere Group’s ability to, among other things:
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
As a result of the covenants to which we remain subject, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the Senior Secured Credit Agreement requires us to maintain a senior secured leverage ratio.
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.00% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2024.
Events of Default
Certain events would constitute an event of default under the Senior Secured Credit Facility as well as the indentures governing the 7.00% Senior Secured Second Lien Notes, Unsecured Notes and Exchangeable Senior Notes. Such events of default include, without limitation, nonpayment of principal or interest, insolvency, bankruptcy, nonpayment of certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the Senior Secured Credit Facility, material misrepresentations, failure to comply with the senior secured leverage ratio covenant and failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. If such an event of default were to occur and the Company failed to obtain a waiver from the applicable lenders or holders of the 7.00% Senior Secured Second Lien Notes, Unsecured Notes or Exchangeable Senior Notes, our financial condition, results of operations and business would be materially adversely affected.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the 2023 Form 10-K, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2024, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At September 30, 2024, we had variable interest rate debt outstanding under our Revolving Credit Facility of $500 million. The interest rate with respect to the Revolving Credit Facility was 6.70% at September 30, 2024, which is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2024 senior secured leverage ratio, the margin was 1.75%. At September 30, 2024, the one-month SOFR was 4.85%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $1 million impact on our annual interest expense.
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
(b)As of the quarterly period ended September 30, 2024 covered by this report on Form 10-Q, Anywhere has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere's internal control over financial reporting during the quarterly period ended September 30, 2024 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

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
(b)As of the quarterly period ended September 30, 2024 covered by this report on Form 10-Q, Anywhere Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere Group's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere Group's internal control over financial reporting during the quarterly period ended September 30, 2024 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2024 and for the three and nine-month periods ended September 30, 2024 and 2023 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated November 7, 2024, are included on pages 5 and 6. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

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
Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community (such as in the areas of worker classification and antitrust and competition, among others) and may generate litigation or investigations for the Company. For example, see Note 6, "Commitments and Contingencies—Litigation" for additional information about the NAR Settlement and the DOJ's continuing focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR Settlement, and on broader restrictions or bans on offers of compensation and other industry rules. See Part I., "Item 1A.—Risk Factors" in our 2023 Form 10-K and Part I., "Item 2.—Management's Discussion and Analysis of Financial Condition and Results of Operations" in this Quarterly Report for additional disclosure regarding industry structure changes.
Item 5.    Other Information.
Binding Term Sheet for Investment in Independence Title Company and TitleOne
On November 6, 2024, Secured Land Transfers LLC (the "Seller"), a subsidiary of Anywhere Real Estate Inc. (the "Company"), entered into a binding term sheet (the "Term Sheet") with RE Closing Buyer Corp. (the "Buyer"), a subsidiary of the Company’s title insurance underwriter joint venture, known as Title Resources Group. Previously in March 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company (the "Title Underwriter") (previously reported in the Title Group reportable segment) in exchange for cash and a minority equity stake in the form of common units in a title insurance underwriter joint venture that owns the Title Underwriter (the "Title Insurance Underwriter Joint Venture"). The Company owns a 22% equity interest and other joint venture partners own a majority equity stake in the joint venture in the form of preferred units that carry liquidation preference rights. While we have certain governance rights, we do not have a controlling financial or operating interest in the joint venture.
Pursuant to the Term Sheet, the Seller will sell to the Buyer 10% of the preferred equity (the "Preferred Equity") of each of two entities the Company anticipates forming prior to closing, which entities are expected to contain the respective assets of the Company’s Independence Title business and TitleOne business (each individually, an "Agency" and collectively, the "Agencies") for an aggregate purchase price of $18.8 million (the "Transaction"). The Transaction values the Agencies at an aggregate enterprise value of $188 million.
The Term Sheet provides that until the third anniversary of the Transaction’s closing, the Buyer will have the right to purchase the remaining 90% of the equity in one or both of the Agencies for purchase price(s) based on the $188 million closing valuation. After the third anniversary and until the fifth anniversary of the Transaction’s closing, the Seller will have the right to repurchase the 10% Preferred Equity for an aggregate purchase price of $18.8 million, plus accrued and unpaid dividends, less the amount of any dividends paid (the "Repurchase Price"). After the fifth anniversary of the Transaction’s closing, if neither the Buyer nor the Seller has exercised its purchase right, the Seller will be required to repurchase the 10% Preferred Equity for the Repurchase Price.
The Preferred Equity will be subject to customary minority protections as described in the Term Sheet. The obligations of the parties to enter into definitive agreements reflecting the Term Sheet are subject to the satisfaction or waiver of certain conditions as described in the Term Sheet and the Term Sheet is subject to customary termination provisions.

The foregoing is a summary only and does not purport to be complete. It is qualified in its entirety by reference to the Term Sheet, a copy of which is filed as Exhibit 10.1 hereto and incorporated by reference herein.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6.    Exhibits.
Exhibit        Description
10.1*    Binding Term Sheet, dated November 6, 2024, by and between RE Closing Buyer Corp. and Secured Land Transfers LLC.
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended September 30, 2024 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

Date: November 7, 2024
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: November 7, 2024
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller