Form 10-K
period 2024-12-31
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2025-02-25
CIK 1398987, 1355001

~~_____________________________________________________________________________________________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-K
☑     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

	Large accelerated filer	Accelerated filer	Non-accelerated filer	Smaller reporting company	Emerging growth company

Anywhere Real Estate Inc.	☐	☑	☐	☐	☐
Anywhere Real Estate Group LLC	☐	☐	☑	☐	☐
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
Anywhere Real Estate Inc. Yes ☐  No ☑     Anywhere Real Estate Group LLC Yes ☐  No ☑
The aggregate market value of the voting and non-voting common equity of Anywhere Real Estate Inc. held by non-affiliates as of the close of business on June 30, 2024 was $357 million. There were 111,261,825 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of February 21, 2025.
Anywhere Real Estate Group LLC meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format applicable to Anywhere Real Estate Group LLC.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement prepared for the Annual Meeting of Stockholders to be held May 7, 2025 are incorporated by reference into Part III of this report.
~~_____________________________________________________________________________________________________________________________________________________________________________________~~

FORWARD-LOOKING STATEMENTS
Forward-looking statements included in this Annual Report on Form 10-K (this "Annual Report") and our other public filings or other public statements that we make from time to time are based on various facts and derived utilizing numerous important assumptions and are subject to known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Forward-looking statements include the information concerning our future financial performance, business strategy, projected plans and objectives, as well as projections of macroeconomic and industry trends, which are inherently unreliable due to the multiple factors that impact economic trends, and any such variations may be material. Statements preceded by, followed by or that otherwise include the words "believes," "expects," "anticipates," "intends," "projects," "estimates," "potential," "plans," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could" are generally forward-looking in nature and not historical facts. You should understand that important factors could affect our future results and may cause actual results to differ materially from those expressed in the forward-looking statements, including those listed directly below under "Summary of Risk Factors" and as described in more detail under "Item 1A.—Risk Factors" and those described in "Item 7.—Management’s Discussion and Analysis of Financial Condition and Results of Operations" of this Annual Report. Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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
•The residential real estate market is cyclical, and we are negatively impacted by downturns and disruptions in this market, including factors that impact homesale transaction volume (homesale sides times average homesale price), such as:
◦prolonged periods of a high mortgage rate and/or high inflation rate environment;
◦continued or accelerated reductions in housing affordability, whether at initial purchase or ongoing ownership cost;
◦insufficient or excessive home inventory levels by market or price point;
◦continued or accelerated declines, or the absence of significant increases, in the number of home sales;
◦stagnant or declining home prices; and
◦changes in consumer preferences in the U.S.;
•We are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis;
•Changes to industry rules or practices that prohibit, restrict or adversely alter policies, practices, rules or regulations governing the functioning of the residential real estate market (regardless of whether such changes are driven by regulatory action, litigation outcomes, or otherwise) could materially adversely affect our operations and financial results, including, but not limited to, changes related to:
◦the clear cooperation policy, which is a National Association of Realtors (“NAR”) mandated policy that requires a listing broker to submit a listing to the multiple listing services ("MLSs") for cooperation with other MLS participants within a specified time of marketing a property to the public (the “Clear Cooperation Policy”);
◦the rules mandating participation in state and national Realtor associations in order to post on the local MLS; and
◦the rules limiting access to lock-boxes used to facilitate property showings and the rules that limit display of co-mingled MLS and non-MLS listings;
•Risks related to the impact of evolving competitive and consumer dynamics on both the Company and affiliated franchisees, whether driven by competitive or regulatory factors or other changes to industry rules or practices, which could include, but are not limited to:
◦meaningful decreases in the average homesale broker commission rate (including the average buy-side commission rate);
◦continued erosion of our share of the commission income generated by homesale transactions;
◦our ability (and the ability of affiliated joint ventures and franchisees) to compete against traditional and non-traditional competitors, including those that adapt more effectively, including by growing inorganically, to the continuing downturn in the housing market and the changes in industry rules and practices;
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
◦successfully adopt and integrate artificial intelligence and similar technology into our products and services;
◦achieve or maintain cost savings and other benefits from our cost-saving initiatives;
◦generate a meaningful number of high-quality leads for independent sales agents and franchisees; and
◦complete, integrate or realize the expected benefits of acquisitions and joint ventures;

•Adverse developments or resolutions in litigation, in particular large scale litigation, involving significant claims, such as class action antitrust litigation and litigation related to the Telephone Consumer Protection Act ("TCPA"), may materially harm our business, results of operations and financial condition;
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
•We have substantial indebtedness that will mature (or may spring forward) in 2026 and we may not be able to refinance or restructure any such debt on terms as favorable as those of currently outstanding debt, or at all;
•An event of default under our material debt agreements would adversely affect our operations and our ability to satisfy obligations under our indebtedness;
•A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to refinance or restructure our debt or obtain additional debt financing in the future;
•Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase;
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
◦the loss of our largest real estate benefit program client or continued reduction in spending on relocation services;
◦the failure of third-party vendors or partners to perform as expected or our failure to adequately monitor them;
◦our ability to continue to securitize certain of the relocation assets of Cartus;
◦our reliance on information technology to operate our business and maintain our competitiveness; and
◦the negligence or intentional actions of affiliated franchisees and their independent sales agents or independent sales agents engaged by our company owned brokerages, which are traditionally outside of our control;
•Risks related to legal and regulatory matters may cause us to incur increased costs and/or result in adverse financial, operational or reputational consequences to us, including but not limited to, our failure or alleged failure to comply with laws, regulations and regulatory interpretations and any changes or stricter interpretations of any of the foregoing, including but not limited to: (1) antitrust laws and regulations, (2) the Real Estate Settlement Procedures Act ("RESPA") or other federal or state consumer protection or similar laws, (3) state or federal employment laws or regulations that would require reclassification of independent contractor sales agents to employee status, (4) the TCPA and any related laws limiting solicitation of business, and (5) privacy or cybersecurity laws and regulations;
•We face reputational, business continuity and legal and financial risks associated with cybersecurity incidents;
•The weakening or unavailability of our intellectual property rights could adversely impact our business;
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
•We face risks related to severe weather events, natural disasters and other catastrophic events, such as the wildfires recently impacting California;
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
•"Term Loan A Agreement" refers to the Term Loan A Agreement dated as of October 23, 2015, as amended, amended and restated, modified or supplemented from time to time, also referred to as the "Term Loan A Facility" (paid in full in August 2024);
•"7.00% Senior Secured Second Lien Notes" refers to our 7.00% Senior Secured Second Lien Notes due 2030;
•"5.75% Senior Notes" and "5.25% Senior Notes" refer to our 5.75% Senior Notes due 2029 and 5.25% Senior Notes due 2030, respectively, and are referred to collectively as the "Unsecured Notes;" and
•"Exchangeable Senior Notes" refers to our 0.25% Exchangeable Senior Notes due 2026.
Item 1. Business.
Our Company
A leader of integrated residential real estate services in the U.S., Anywhere includes franchise, brokerage, relocation, and title and settlement businesses, as well as mortgage and title insurance underwriter joint ventures, supporting approximately 1 million closed homesale sides (either the "buy" or "sell" side of a homesale transaction) in 2024. The diverse Anywhere brand portfolio includes some of the most recognized names in real estate: Better Homes and Gardens® Real Estate, CENTURY 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA®, and Sotheby’s International Realty®. Using innovative technology, data and marketing products, high-quality lead generation programs, and best-in-class learning and support services, Anywhere fuels the productivity of its approximately 179,200 independent sales agents in the U.S. and approximately 132,700 independent sales agents in 118 other countries and territories, helping them build stronger businesses and best serve today’s consumers.
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
MARKET AND INDUSTRY DATA AND FORECASTS
This Annual Report includes historical data, forecasts and information obtained from independent sources such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S. Bureau of Labor Statistics, the U.S. Federal Reserve Board (the "Federal Reserve"), NAR, the Federal National Mortgage Association ("Fannie Mae"), trade associations, industry publications and surveys, and other information available to us. Some data is also based on our good faith estimates, which are derived from management’s knowledge of the industry and independent sources. While we believe that the industry data presented herein is derived from the most widely recognized sources for reporting U.S. residential housing market statistical data, we caution that such information is subject to change and do not endorse or suggest reliance on this data or information alone. For example, in 2022, NAR significantly revised its previously published average (mean) sales price (“ASP”) data for U.S. existing homes for prior periods, which resulted in discontinuing our usage of NAR ASP data in our SEC filings.
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
Industry Overview
Industry definition. We primarily operate in the U.S. residential real estate industry and derive substantially all of our revenues from serving the needs of buyers and sellers of existing homes rather than new homes manufactured and sold by homebuilders. Residential real estate brokerage companies typically realize revenues in the form of a commission that is based on a percentage of the price of each home sold. As a result, the real estate industry generally benefits from rising home prices and increasing homesale transactions (and conversely is adversely impacted by falling prices and lower homesale transactions). We believe that existing homesale transactions and the services associated with these transactions, such as mortgage origination, title services and relocation services, represent one of the most attractive segments of the residential real estate industry for the following reasons:
•the existing homesales segment represents a significantly larger addressable market than new homesales. Of the approximately 4.7 million homesales in the U.S. in 2024, NAR estimates that approximately 4.1 million were existing homesales, representing approximately 86% of the overall sales as measured in units;
•existing homesales afford us the opportunity to represent either the buyer or the seller and in some cases both the buyer and the seller; and
•we are able to generate revenues from other Company services provided to our customers.
Our business model relies heavily on affiliated independent sales agents, who play a critical consumer-facing role in the home buying and selling experience for both our company owned and franchise brokerages. While substantially all homebuyers start their search for a home using the Internet, according to NAR, approximately 88% of home buyers and 90% of home sellers used an agent or broker in 2024. We believe that agents or brokers will continue to be directly involved in most home purchases and sales, primarily because real estate transactions have certain characteristics that benefit from the service and value offered by an agent or broker, including the following:
•the average homesale transaction value is very high and generally is the largest transaction one does in a lifetime;
•homesale transactions occur infrequently;
•there is a compelling need for personal service as home preferences are unique to each buyer;
•a high level of support is required given the complexity associated with the process, including specific marketing and technology services as well as assistance with the inspection process and other aspects of the transaction;
•the consumer preference to visit properties for sale in person, notwithstanding the availability of online images and property tours; and
•there is a high variance in price, depending on neighborhood, floor plan, architecture, fixtures, and outdoor space.
Cyclical nature of industry, long-term demographics and seasonality. The U.S. residential real estate industry exhibits a cyclical nature, characterized by periods of downturns as observed since mid-2022 and from 2006 to 2011, followed by phases of recovery and growth, exemplified from 2012 to 2021. Currently, the market is at historic lows, with 2023 and 2024 having the lowest homesale transactions since 1995, according to NAR data. These cycles are typically affected by broader economic shifts and conditions within the residential real estate market, factors largely beyond our control.
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
While the U.S. residential real estate market experienced substantial declines since 2022, we maintain an optimistic outlook on the growth of the residential real estate market over the mid to long term. Our optimism is rooted in the anticipation of enduring positive fundamentals, such as U.S. population over the last decade, and the expected growth in the number of U.S. households, particularly among the millennial generation, over the coming decade.
The U.S. residential housing market is also seasonal. Typically, a heightened volume of homesale transactions occurs in the second and third quarters of each year. Consequently, our historical data reveals stronger operating results and revenues during these periods.
Uncertainties Relating to the Residential Real Estate Industry. The U.S. residential real estate brokerage industry is currently in the midst of a period of significant uncertainty driven by actual and potential changes to a number of industry rules or practices that impact the functioning of the U.S. residential brokerage industry and our business. For more information, see "Item 7.—Management's Discussion and Analysis—Current Business and Industry Trends" and "Item 1A.—Risk Factors—Regulatory and Legal Risks".
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
Together with our strategic joint ventures, our brands allow us to leverage our strengths, while participating in multiple markets within the real estate industry. Specifically, while all of our brands compete to varying extents in the high-end markets, our Sotheby’s International Realty® and Corcoran® brands are particularly well-positioned to benefit from growth in high-end markets. Likewise, while all of our brands utilize offerings through Title Group, our company owned Coldwell Banker® brand shares synergies with our title business as well as our mortgage origination and title insurance underwriter joint ventures that allow us to progress towards our goal to integrate and streamline the residential real estate transaction. In addition, our global franchise brands including Better Homes and Gardens® Real Estate, CENTURY 21® and ERA®, as well as franchised Sotheby’s International Realty®, Corcoran® and Coldwell Banker® brokerages, provide us with attractive scale and afford us the ability to offer versatility of choice to franchisees and consumers.
Our real estate brands are listed in the following chart, which includes information as of December 31, 2024, for both our franchised and company owned offices:

Brands (1)
Worldwide Offices (2)	11,000	2,900	1,100	2,300	400	100
Worldwide Brokers and Sales Agents (2)	130,200	96,300	26,100	43,200	11,200	4,900
U.S. Annual Sides	219,329	468,004	117,860	70,092	58,231	16,494
# of Countries and Territories with Owned or Franchised Operations	79	45	84	37	6	9

Characteristics	A 50+ year leader in brand awareness and a top recognized and respected name in real estate Significant international office footprint	119-year legacy in real estate Coldwell Banker Global Luxury® program to uniquely market top tier listings Long-time industry leader in effective advertising	Synonymous with luxury Strong ties to auction house established in 1744 Powerful global presence Longstanding commitment to technology and innovation	Driving performance through innovation, collaboration, diversity and growth Unique opportunity for flexible branding	Strong brand name recognition Unique access to consumers, marketing channels and content through brand licensing relationship with a leading media company	Leading residential real estate brand for 50+ years Commitment to white-glove service, customer-centric brand, and "Live Who You Are" philosophy
_______________
(1)Information presented for Coldwell Banker® includes Coldwell Banker Commercial®.
(2)Includes information reported to us by independently owned franchisees (including approximately 12,500 offices and approximately 132,700 related brokers and independent sales agents of non-U.S. franchisees and franchisors).

Anywhere Brands—Franchise Group
Overview—Franchise Business
Franchise Group is comprised of our franchise business as well as our lead generation and relocation services operations.
As of December 31, 2024, our real estate franchise systems and proprietary brands had approximately 311,900 independent sales agents worldwide, including approximately 179,200 independent sales agents operating in the U.S. (which included approximately 52,900 company owned brokerage independent sales agents). As of December 31, 2024, our real estate franchise systems and proprietary brands had approximately 17,800 offices worldwide in 119 countries and territories in North and South America, Europe, Asia, Africa, the Middle East and Australia, including approximately 5,300 brokerage offices in the U.S. (which included approximately 580 company owned brokerage offices).
As of December 31, 2024, on a year-over-year basis, independent sales agents affiliated with our company owned brokerages experienced a 7% decline (based on the Company's internal data) and independent sales agents affiliated with our U.S. franchisees experienced a 4% decline (based on information provided by our affiliated franchisees).
The average tenure among our U.S. franchisees is approximately 23 years as of December 31, 2024. Our franchisees pay us fees for the right to operate under one of our trademarks and to enjoy the benefits of the systems and business enhancing tools provided by our real estate franchise operations. In addition to highly competitive brands that provide unique offerings to our franchisees, we support our franchisees with servicing programs, technology, and learning and development as well as dedicated national marketing programs to facilitate our franchisees in developing their business.
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
During 2024, none of our franchisees (other than Owned Brokerage Group) generated more than 3% of the total revenue of our real estate franchise business.
Our franchisees (other than our company owned brokerages at Owned Brokerage Group) are independent business operators and we do not exercise control over their day-to-day operations, including with respect to their pricing, hiring or affiliation practices.
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
Each of our current franchise systems requires franchisees and company owned brokerages to make monthly contributions to marketing funds maintained by each brand in accordance with the applicable franchise agreement. These contributions are used primarily for the development, implementation, production, placement and payment of national and regional advertising, marketing, promotions, public relations, broker and agent marketing tools and products and/or other marketing-related activities, such as lead generation, all to promote and further the recognition of each brand and its independent franchisees and their affiliated independent sales agents. In addition to the contributions from franchisees and company owned offices, in certain instances, Franchise Group may be required to make contributions to certain marketing funds and may make discretionary contributions (at its option) to any of the marketing funds.
In addition to offices owned and operated by our third-party franchisees, as of December 31, 2024, we, through Owned Brokerage Group, own and operate approximately 580 offices under the Coldwell Banker®, Sotheby's International Realty® and Corcoran® brand names. The domestic royalty revenue from Owned Brokerage Group is calculated by multiplying (i) homesale sides by (ii) average sale price by (iii) average brokerage commission rate by (iv) their contractual royalty rate. Owned Brokerage Group pays intercompany royalty fees of approximately 6% and marketing fees to Franchise Group in connection with its operation of these offices. These fees are recognized as income or expense by the applicable segment level and eliminated in the consolidation of our businesses. Owned Brokerage Group does not participate in volume incentive or other incentive programs.
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
Operations—Other
Cartus® Relocation Services. Cartus, a provider of global relocation services, offers a broad range of world-class employee relocation services designed to manage all aspects of an employee's move to facilitate a smooth transition in what otherwise may be a complex and difficult process for employee and employer. The wide range of services we offer allow our clients to outsource their entire relocation programs to us. Our broad array of services include, but are not limited to, homesale assistance, relocation policy counseling and group move management services, consulting services, expense processing and relocation-related accounting, compensation support and compliance, and visa and immigration support. We also arrange household goods moving services and provide support for all aspects of moving a transferee's household goods.
We primarily offer corporate clients employee relocation services, including 38% of the Fortune 50 companies in 2024. As of December 31, 2024, the top 25 relocation clients had an average tenure of approximately 25 years with us. Substantially all of our contracts with our relocation clients are terminable at any time at the option of the client and are non-exclusive. If a client ceases or reduces volume under its contract, we will be compensated for all services performed up to the time that volume ceases and reimbursed for all expenses incurred.
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
As of December 31, 2024, we had approximately 580 company owned brokerage offices and approximately 52,900 independent sales agents working with these company owned offices. Of those offices, we operated approximately 88% of our offices under the Coldwell Banker® brand name, approximately 8% of our offices under the Sotheby's International Realty® brand name and approximately 4% of our offices under the Corcoran® brand name.
We intend to continue to seek to increase the productivity of company owned brokerage offices, including by optimizing efficiencies, streamlining transactional processes and centralizing back-office operations. We will continue to work with office managers to attract and retain independent sales agents who can successfully engage in and promote transactions from new and existing clients. From time to time, we may also execute strategic acquisitions. Following the completion of an acquisition, we tend to consolidate the newly acquired operations with our existing operations to reduce or eliminate duplicative costs and to leverage our existing infrastructure to support newly affiliated independent sales agents.
Operations—Brokerage
Our company owned real estate brokerage business derives revenue primarily from gross commission income received for serving as the broker at the closing of real estate transactions. For the year ended December 31, 2024, our average homesale broker commission rate was 2.37%, which represents the average commission rate earned on either the "buy" side or the "sell" side of a homesale transaction. Gross commission income is also earned on non-sale transactions such as home rentals. Owned Brokerage Group, as a franchisee of Franchise Group, pays marketing fees and a royalty fee of approximately 6% of the gross commission income earned per real estate transaction to Franchise Group; however, such amounts are eliminated in consolidation. Owned Brokerage Group paid marketing fees and royalties to Franchise Group of $319 million and $315 million for the years ended December 31, 2024 and 2023, respectively.

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
Operations
Title Agency Services; Title, Escrow and Settlement Services. We are licensed as a title agent in 43 states and Washington, D.C., and have physical locations in 25 states and Washington, D.C. We operate mostly in major metropolitan areas. As of December 31, 2024, we had approximately 350 offices, approximately 126 of which are co-located within one of our company owned brokerage offices. In addition to our own title, escrow and settlement services, we also coordinate a nationwide network of attorneys, title agents and notaries to service financial institution clients on a national basis.
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
Our company owned brokerage operations are the principal source of our title, escrow and settlement services business for homesale transactions. Many of our offices have subleased space from and are co-located within our company owned brokerage offices. In 2024, our title, escrow and settlement services business was involved in approximately 39,000 transactions related to Owned Brokerage Group. The capture rate of our title, escrow and settlement services business from buyers or sellers represented by our company owned brokerages was approximately 31% in 2024. Other sources of our title, escrow and settlement services homesale business include Franchise Group, Leads Group, home builders and unaffiliated brokerage operations.
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
Many of Guaranteed Rate Affinity’s offices have subleased space from and are co-located within our company owned brokerage offices. Our company owned brokerage operations represented approximately half of Guaranteed Rate Affinity's purchase transactions, as well as approximately half of Guaranteed Rate Affinity’s mortgage origination business for the year ended December 31, 2024.
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
During the fourth quarter of 2024, the Company entered into a binding term sheet with a subsidiary of the Title Insurance Underwriter Joint Venture related to the sale of 10% of the preferred equity in entities containing the assets of certain of the Company's title and escrow entities for $18.8 million, with a right to purchase 100% of those entities at the same valuation used for the initial purchase. The transaction includes customary minority protections, is contingent on certain conditions, and remains subject to termination provisions outlined in the term sheet.
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
Products and Technology—Consumers. We continue to focus on the consumer experience as well, seeking to improve the experience of buying and selling a home by creating an easier and integrated experience for all parts of a consumer's transaction. We expect to continue to invest in the development and/or procurement of products and technology designed to deliver valuable capabilities via digital channels throughout the lifecycle of home ownership.
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
At December 31, 2024, we had approximately 7,805 full-time employees and 100 part-time employees. At December 31, 2024, approximately 575 of our employees were located outside of the U.S., almost all of whom were employed by Cartus (a part of Anywhere Brands).
At December 31, 2024, approximately half of our employees continued to work remotely on a full-time basis. Certain employees, in particular consumer-facing employees at our company-owned brokerages, operated in an office-based environment, while other employees worked in a hybrid model.
None of our employees are represented by a union.
To assess and improve employee retention and engagement, we annually survey employees with the assistance of third-party consultants and implement actions to address areas of employee feedback. In 2024, we achieved an 86% engagement score and an 87% response rate.
All employees are required to participate in annual training programs designed to address subjects of key importance to our business, including the Company’s Code of Ethics. Nearly 100% of active employees in each of the past three years have completed our annual Code of Ethics training. Code of Ethics training in 2024 covered topics such as promoting an ethical culture, reporting conflicts of interest, and compliance with RESPA. Other mandatory training in 2024 included global information security and data governance. Biennial anti-harassment training is delivered to all employees and more frequently based on position or where required by law. Certain employees also receive training on topics such as preventing global modern slavery, insider trading, California workplace violence, and unfair, deceptive, or abusive acts or practices training, and additional mandatory training courses are delivered based upon the employee position or local requirements. Our learning and development platform offers employees additional resources to continue to grow professionally, including access to on-demand training through LinkedIn Learning and tools for career management.

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
We and affiliated franchisees compete for consumer business as well as for independent sales agents with national and regional independent real estate brokerages and franchisors, discount and limited service brokerages, non-traditional market participants, and with franchisees of our brands. Our largest national competitors in this industry include, but are not limited to, HomeServices of America (a Berkshire Hathaway affiliate), Howard Hanna Holdings, Compass, Inc. (which recently acquired @properties), Redfin Corporation, EXP Realty (a subsidiary of eXp World Holdings, Inc.), Weichert Realtors as well as several large franchisors, including RE/MAX International, Inc., Keller Williams Realty, Inc. and HSF Affiliates LLC (operates Berkshire Hathaway HomeServices and Real Living Real Estate). We and affiliated franchisees also compete with leading listing aggregators, such as Zillow, Inc. and Realtor.com® (a listing aggregator held by News Corp.) as well as Homes.com (a listing aggregator held by CoStar Group, Inc.). In addition, we and affiliated franchisees compete for consumer business with several iBuyers, including Opendoor and Offerpad.
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
Most of a brokerage's real estate listings are sourced through the sphere of influence of its independent sales agents, notwithstanding the growing influence of internet-generated and other company-generated leads. Many factors impact recruitment and retention efforts, including remuneration (such as sales commission percentage and other financial incentives paid to independent sales agents), other expenses borne by independent sales agents, leads or business opportunities generated for independent sales agents from the brokerage, independent sales agents' perception of the value of the broker's brand affiliation, technology offerings as well as marketing and advertising efforts by the brokerage or franchisor, the quality of the office manager, staff and fellow independent sales agents with whom they collaborate daily, the location and quality of office space, as well as continuing professional education, and other services provided by the brokerage or franchisor.
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
A growing number of companies are competing in non-traditional ways for a portion of the gross commission income generated by homesale transactions. For example, virtual brokerage and other brokerages that offer the sales agent fewer services, but a higher percentage of commission income, known in the industry as a higher "split" (or other compensation, such as sign-on or equity awards), directly compete with traditional brokerage models and may dilute the relationship between the brokerage and the agent and add additional competitive pressure for independent sales agent talent. Likewise, certain alternative transaction models that are less reliant on brokerages and sales agents could have a negative impact on such brokerages and agents as well as on the average homesale broker commission rate. These models also look to capture other real estate services such as title and mortgage services and referral fees. Changes to industry rules and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of independent sales agents, including for sale by owner transactions.
In addition, the concentration and market power of the top listing aggregators allow them to monetize their platforms by a variety of actions including, but not limited to, setting up competing brokerages and/or expanding their offerings to include products (such as agent tools) and services that are a part of or related to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us, charging significant referral, listing and display fees, diluting the relationship between agents and brokers and between agents and the consumer, tying referrals to use of their products, consolidating and leveraging data, and engaging in preferential or exclusionary practices to favor or disfavor other industry participants. These actions divert and reduce the earnings of other industry participants, including our company owned and franchised brokerages. Aggregators could intensify their current business tactics or introduce new programs that could be materially disadvantageous to our business and other brokerage participants in the industry. Such tactics could further increase pressures on the profitability of our company owned and franchised brokerages and affiliated independent sales agents, reduce our franchisor service revenue and dilute our relationships with affiliated franchisees and such franchisees' relationships with affiliated independent sales agents and buyers and sellers of homes.
Franchise Competition. According to NAR, approximately 40% of individual brokers and independent sales agents are affiliated with a franchisor. Competition among the national real estate brokerage brand franchisors to grow their franchise systems is intense. We believe that competition for the sale of franchises in the real estate brokerage industry is based principally upon the perceived value that the franchisor provides to enhance the franchisee's ability to grow its business and improve the recruitment, retention and productivity of its independent sales agents. The value provided by a franchisor encompasses many different aspects including the quality of the brand, tools, technology, marketing and other services, the availability of financing provided to the franchisees, and the fees the franchisees must pay. Franchisee fees can be structured in numerous ways and can include volume and other incentives, flat royalty and marketing fees, capped royalty fees, and discounted royalty and marketing fees. Taking into account competitive factors, we have and may continue, from time to time, to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms.
Relocation Operations. Competition in our corporate relocation operations is based on capabilities, price and quality. We compete primarily with global outsourced and regional relocation service providers in the corporate relocation operations. The larger outsourced relocation service providers that we compete with include SIRVA Worldwide, Inc., Weichert Relocation Resources, Inc., Aires and Graebel Companies, Inc. Competition is expected to continue to intensify as an increasingly higher percentage of relocation clients reduce their global relocation benefits and related spend.
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
Integrated Services. Increasingly residential real estate market participants have sought to establish more integrated business models that include the provision of additional services to the consumer, such as title agency, mortgage origination and homeowner's insurance. Similarly, certain mortgage origination providers seek to broaden their access to the profit pools surrounding the residential real estate transaction, including real estate brokerage commissions. Some mortgage companies have created their own agent networks and may expand further into real estate. These factors have resulted in additional competitive pressure to our individual business units as well as the Company as a whole.
For additional information on the competitive risks facing our businesses, see "Item 1A.—Risk Factors—Strategic & Operational Risks", in particular under the caption "The businesses in which we, our joint ventures, and our franchisees operate are intensely competitive and we may not be able to effectively compete."
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
Legal and Regulatory Environment. All of our businesses, as well as the businesses of our joint ventures (such as mortgage origination, title insurance underwriting, and real estate auction) and the businesses of our franchisees are highly regulated and subject to shifts in public policy, statutory interpretation and enforcement priorities of regulators and other government authorities as well as amendments to existing regulations and regulatory guidance. Likewise, litigation, investigations, claims and regulatory proceedings against us or other participants in the residential real estate industry or relocation industry—or against companies in other industries—may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation or investigations for the Company. In addition, through our subsidiaries, employees and/or affiliated agents, we are a participant in many MLSs and a member-owner of certain non-NAR controlled MLSs. Our affiliated agents may be members of NAR and respective state and local realtor associations. The rules and policies for these organizations are also subject to change due to shifts in internal policy, regulatory developments, litigation or other legal action. Changes in the rules and policies of NAR and/or any MLSs can also be driven by changes in membership, including the entry of new industry participants, and other industry forces.
From time to time, certain industry practices have come under federal or state scrutiny or have been the subject of litigation. The industry is currently experiencing increased scrutiny by regulators and other government offices, both on a federal and state level. Four of the more active areas in our industry have been antitrust and competition, compliance with RESPA (and similar state statutes), compliance with the TCPA (and similar state statutes) and worker classification. Other examples include, but are not limited to, consumer protection, mortgage lending and debt collection laws, federal and state fair housing laws, various broker fiduciary duties, false or fraudulent claims laws, and state laws limiting or prohibiting inducements, cash rebates, environmental regulation and gifts to consumers.
Antitrust, Competition and Bribery Laws. Our business is subject to antitrust and competition laws in the various jurisdictions where we operate, including the Sherman Antitrust Act, the Federal Trade Commission Act and the Clayton Act and related federal and state antitrust and competition laws in the U.S. The penalties for violating antitrust and competition laws can be severe. These laws and regulations generally prohibit competitors from fixing prices, boycotting competitors, dividing markets, or engaging in other conduct that unreasonably restrains competition. For additional discussion, see "Item 7.—Management's Discussion and Analysis—Current Business and Industry Trends" and "Item 1A.—Risk Factors—Regulatory and Legal Risks".
Our international business activities, and in particular our relocation operations, must comply with applicable laws and regulations that impose sanctions on improper payments, including the U.S. Foreign Corrupt Practices Act, U.K. Bribery Act and similar laws of other countries.
Multiple Listing Services Rules. MLSs, NAR and respective state and local realtor associations each maintain rules, policies, data licenses, and terms of service, that specify, among other things, how MLS data and listings may be accessed, used, and displayed on websites and mobile applications. The rules of each MLS can vary widely and are complex.
RESPA. RESPA, state real estate brokerage laws, state title insurance laws, and similar laws in countries in which we do business restrict payments which real estate brokers, title agencies, mortgage bankers, mortgage brokers and other settlement service providers may receive or pay in connection with the sales of residences and referral of settlement services (e.g., mortgages, homeowners insurance, home warranty and title insurance). Such laws may to some extent impose limitations on arrangements involving our real estate franchise, real estate brokerage, title agency, lead generation, and relocation operations or the businesses of our joint ventures (including mortgage origination, title underwriting and real estate auction). In addition, with respect to many of our businesses as well as the businesses of certain of our joint ventures, RESPA and similar state laws generally require timely disclosure of certain relationships or financial interests with providers of real estate settlement services. Some state authorities have also asserted RESPA enforcement rights.
RESPA and related regulations do, however, contain a number of provisions that allow for payments or fee splits between providers, including fee splits between title underwriters and their agents, among real estate brokers, real estate brokers and agents, and market-based fees for the provision of goods or services, including marketing services. In addition, RESPA allows for the operation of affiliated business arrangements, including joint ventures, when specific requirements have been met. We rely on these provisions in conducting our business activities and believe our arrangements comply with RESPA. However, expansive interpretations or aggressive enforcement of RESPA or similar state statutes by regulators and/or certain courts can raise compliance challenges. Permissible activities under state statutes similar to RESPA may be interpreted more narrowly, and enforcement proceedings of those statutes by state regulatory authorities may also be aggressively pursued. RESPA also has been invoked by plaintiffs in private litigation for various purposes. Some regulators and other parties have advanced novel and stringent interpretations of RESPA including assertions that any provision of a thing of value in a separate but contemporaneous transaction with a referral constitutes a breach of RESPA on the basis that all things of value exchanged should be deemed in exchange for the referral. Violations of RESPA or similar state statutes can lead to claims of substantial damages, which may include (but are not limited to) fines, treble damages and attorneys' fees.
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
The CCPA imposes comprehensive requirements on organizations that collect, sell and disclose personal information about California residents and employees. In November 2020, California passed Proposition 24, establishing the California Privacy Rights Act (“CPRA”), which took effect January 1, 2023. The CPRA provides further requirements that will impact our businesses’ compliance efforts and operational risks as the CPRA differentiates “personal information” and “sensitive information,” expands the term “sale” to include sharing of personal information, and imposes data minimization and data retention requirements. The CPRA also established the California Privacy Protection Agency, which is intended to take a more active role in enforcement of the law. As of January 2025, 19 states enacted their own privacy legislation which is effective or will become effective within a year, more than doubling the number of states requiring businesses to comply with privacy obligations and the number of individuals who will have privacy rights with respect to their personal information.
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
State Brokerage Laws. Our company owned real estate brokerage business is also subject to numerous federal, state and local laws and regulations that contain general standards for and limitations on the conduct of real estate brokers and sales agents, including those relating to the licensing of brokers and sales agents, fiduciary, and agency and statutory duties, consumer disclosure obligations, administration of trust funds, collection of commissions, restrictions on information sharing with affiliates, fair housing standards and advertising and consumer disclosures. Under state law, our company owned real estate brokers have certain duties to supervise affiliated sales agents and are responsible for the conduct of their brokerage businesses.
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
Anti-Discrimination Laws. Our company owned and franchised brokerages, and agents affiliated with such brokerages, as well as our other businesses are subject to federal and state housing laws that generally make it illegal to discriminate against protected classes of individuals in housing or brokerage services. For example, the Fair Housing Act, its state and local law counterparts, and the regulations promulgated by the U.S. Department of Housing and Urban Development and various state agencies, all prohibit discrimination in housing on the basis of race or color, national origin, religion, sex, familial status, disability, and, in some states or locales, financial capability, sexual orientation, gender identity, military status, or source of income. The U.S. Department of Justice (the "DOJ"), through the Fair Housing Testing Program, utilizes individuals who, without any bona fide intent to rent or purchase housing or enter into a mortgage loan, pose as prospective renters, buyers or borrower for the purpose of determining whether businesses are engaging in potentially unlawful housing discrimination under the Fair Housing Act. Certain states or locales, such as New York, have or are in the process of expanding their laws.
Regulation of Title Insurance and Settlement Services. Nearly all states license and regulate title agencies, escrow companies and underwriters through their Departments of Insurance or other regulatory body. In many states, title insurance rates are either promulgated by the state or are required to be filed with each state by the agent and/or underwriter, and some states promulgate the split of title insurance premiums between the agent and underwriter. States may periodically lower the insurance rates relative to loss experience and other relevant factors. States may also require title agencies, escrow companies and title underwriters to meet certain minimum financial requirements for net worth and working capital.
Certain states in which we operate have "controlled business" statutes which impose limitations on the percentage of business our title and escrow companies can receive from its affiliated real estate brokers, mortgage lenders and other real estate service providers. We are aware of the states imposing such limits and monitor the others to ensure that if they implement such a limit, we will be prepared to comply with any such rule. "Controlled business" typically is defined as sources controlled by, or which control, directly or indirectly, or are under common control with, the title agent. Pursuant to regulations in New York, title agents with affiliated businesses must make a good faith effort to obtain and be open for title insurance business from all sources and not business only from affiliated persons, including actively competing in the marketplace. The Company's failure to comply with such statutes could result in the payment of fines and penalties or the non-renewal of the Company's license to provide title, escrow and settlement services. We provide our services not only to our affiliates but also to third-party businesses in the geographic areas in which we operate. Accordingly, we manage our business in a manner to comply with any applicable "controlled business" statutes by ensuring that we generate sufficient business from sources we do not control.
Regulation of the Mortgage Industry. We participate in the mortgage origination business through our 49.9% ownership of Guaranteed Rate Affinity. Private mortgage lenders operating in the U.S. are subject to comprehensive state and federal regulation and to significant oversight by government sponsored entities.
Environmental Regulation. As we do not own any real property of significance, we are not currently materially impacted by environmental regulations. However, in recent years, an increasing number of state and federal laws and regulations have been enacted or proposed that require new climate/environmental-related disclosures, including, for example, the Climate Corporate Data Accountability Act (CCDAA) and the Climate-Related Financial Risk Act (CRFRA)—together, the California Climate Accountability Package—enacted by California in the fourth quarter of 2023, which would require us to disclose greenhouse gas emissions and climate-related risks by 2026.

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
Any of the following factors related to the real estate industry could negatively impact the housing market and have a material adverse effect on our business by causing a lack of sustained improvement or a decline in the number of homesales and/or stagnant or declining home prices, which in turn, could adversely affect our revenues and profitability:
•prolonged periods of a high mortgage rate environment;
•high rates of inflation;
•continued or accelerated reductions in housing affordability;
•continued or accelerated increases in the costs of home ownership, including but not limited to rising or high insurance costs and/or challenges in securing homeowners insurance, especially in areas affected by the increasing frequency and severity of weather events and natural disasters, and increases in other expenses, fees and taxes, including maintenance and association fees;
•insufficient or excessive home inventory levels by market or price point;
•the failure of wages to keep pace with inflation;
•decreasing consumer confidence in the economy and/or the residential real estate market;
•an increase in potential homebuyers with low credit ratings or inability to afford down payments;
•stringent mortgage standards, reduced availability of mortgage financing or increasing down payment requirements or other mortgage challenges;
•an increase in foreclosure activity;
•legislative or regulatory changes (including changes in regulatory interpretations or enforcement practices) - or industry changes driven by other market participants - that would adversely impact the residential real estate market;
•federal, state and/or local income tax changes and other tax reform affecting real estate and/or real estate transactions;
•decelerated or lack of building of new housing for homesales or increased building of new rental properties;
•irregular timing of new development closings leading to lower unit sales at Owned Brokerage Group; and
•changes in consumer preferences in the U.S., including declines in consumer demand, declines in home ownership levels, and homeowners retaining their homes for longer periods of time.
We are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis.
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
These factors include, but are not limited to: short-term and long-term interest rates, inflation, fluctuations in debt and equity capital markets, levels of unemployment, rate of wage growth, consumer confidence, rate of economic growth or contraction, uncertainty in the U.S. economy (including with respect to rising U.S. government debt levels), U.S. fiscal policy (including government spending and tax reform) and related matters (such as debt ceiling negotiations and the potential or actual shutdown of the U.S. government due to a failure to enact debt ceiling legislation), and the general condition of the U.S. and the world economy. The residential real estate market also depends upon the strength of financial institutions, which are sensitive to changes in the general macroeconomic environment. Weak capital, credit and financial markets, instability of financial institutions, and/or the lack of available credit or lack of confidence in the financial sector could materially and adversely affect our business, financial condition and results of operations.
A host of factors beyond our control could cause fluctuations in these conditions or otherwise result in economic instability, supply chain disruptions and affect the global or US economy, including the political environment, U.S. immigration policies, disruptions in a major geoeconomic region (such as Russia's invasion of Ukraine and the conflict in the Middle East), changes in equity or commodity markets, acts or threats of war or terrorism or sustained pervasive civil unrest, other geopolitical or economic instability, pandemics, material natural disasters, and tariffs, and any of the factors above could have a material adverse effect on our business, financial condition and results of operations. For example, new government policies on tariffs and immigration could raise the costs of and reduce construction of new housing, thereby further aggravating existing inventory shortages and affordability concerns.
Increasing or sustained high mortgage rates have resulted, and may continue to result, in declines in homesale transactions as well as declines in title, mortgage and refinancing activity.
Our business is significantly affected by the monetary policies of the federal government and its agencies. We are particularly affected by the policies of the Federal Reserve. These policies regulate the supply of money and credit in the U.S. and impact the real estate market through their effect on interest rates (and mortgage rates) as well as the cost of our interest-bearing liabilities. The Federal Reserve took aggressive action intended to control inflation in 2022 and 2023, including raising the target federal funds rate and reducing its holdings of mortgage-backed securities. While the Federal Reserve lowered the federal funds rate by a total of 100 basis points in 2024, mortgage rates have remained relatively high. Rising or high interest rates generally contribute to rising or high mortgage rates, which can lead to declines in residential real estate homesale transaction volume (as evidenced by the significant volume declines in the past two years), or to homebuilders discontinuing or delaying new projects, which could further contribute to inventory constraints and to inventory shortages as homeowners retain their homes for longer periods due to high mortgage rates.
The high interest rate environment has negatively impacted and, until the interest rate environment meaningfully improves, is expected to continue to negatively impact multiple aspects of our business, as increases in mortgage rates (as well as prolonged periods of high mortgage rates) generally have an adverse impact on homesale transaction volume, housing affordability, and title, mortgage and refinancing volumes. We believe the high mortgage rate environment is a key contributor to declines in residential real estate homesale transaction volume, as potential home sellers choose to stay with their lower mortgage rate rather than sell their home and pay a higher mortgage rate with the purchase of another home and potential home buyers choose to rent rather than pay higher mortgage rates. If existing homesale transactions continue to be at depressed levels or decline further (due to the high mortgage rate environment or otherwise), we would also expect to continue to experience decreased title, mortgage origination and refinancing activity.
The imposition of more stringent mortgage underwriting standards (due to changes in policy or otherwise) or a reduction in the availability of alternative mortgage products could also reduce homebuyers' ability to access the credit markets on reasonable terms and adversely affect the ability and willingness of prospective buyers to finance home purchases or to sell their existing homes.
Changes in the Federal Reserve's policies, the interest rate environment, and the mortgage market are beyond our control, are difficult to predict, and could have a material adverse effect on our business, results of operations and financial condition. A significant decline in the number of homesale transactions or title, mortgage and refinancing activity due to any of the foregoing would adversely affect our financial and operating results, which may be material.

Meaningful decreases in average homesale brokerage commission rates have and could continue to negatively affect, or could increasingly negatively affect, our financial results.
There are a variety of factors that could contribute to declines in the average homesale broker commission rate, including changes to industry rules or practices that disrupt the historical functioning of the residential real estate market (including with respect to the manner in which broker commissions are communicated, negotiated and paid, such as those resulting from the NAR Settlement discussed under "Item 7.—Management's Discussion and Analysis—Current Business and Industry Trends"), the rise of certain competitive brokerage or non-traditional competitor models, an increase in the popularity of discount brokers or other utilization of flat fees, rebates or lower commission rates on transactions as well as other competitive factors. Average homesale price and geographic mix have and could continue to contribute to declines in the average homesale broker commission rate, as higher priced homes tend to have a lower broker commission rate.
The average homesale broker commission rate for a homesale transaction is a key determinant of our profitability in Owned Brokerage Group and Franchise Group. Meaningful reductions in the average broker commission rate, including the average buy-side commission rate, have and could continue to negatively affect, or could increasingly negatively affect, our revenues, earnings and financial results.
See also the below risk factor captioned “Changes to industry rules or practices that prohibit, restrict or adversely alter policies, practices, rules or regulations governing the functioning of the residential real estate market could materially adversely affect our operations and financial results”.
Continued erosion of our share of homesale brokerage commissions has and could continue to negatively affect, or could increasingly negatively affect, our financial results.
In addition to decreases in average homesale broker commission rates, continued erosion of our share of such homesale brokerage commission income (commonly referred to as our 'split' as homesale brokerage commissions are split between the broker (Owned Brokerage Group) and the independent sales agent in accordance with their applicable independent contractor agreement), as a result of changes to industry rules or practices, or otherwise, could continue to negatively affect our profitability.
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
Insufficient inventory could continue to have a negative impact on homesale transaction sides and other homesale services, including title and mortgage.
Overall housing inventory levels have been a persistent industry-wide concern for years, in particular in certain highly sought-after geographies and at lower price points. Insufficient inventory levels generally have a negative impact on homesale transaction sides and can contribute to a reduction in housing affordability, which could result in some potential home buyers deferring entry into the residential real estate market. Declines in homesale sides have also had a negative impact on other homesale services, including title and mortgage. Additional inventory pressure arises from potential home sellers choosing to stay with their lower mortgage rate rather than sell their home, periods of slow or decelerated new housing construction, real estate models that purchase homes for rental use (rather than resale), and alternative competitors.

Potential changes to industry rules and practices could further complicate inventory constraints. For example, changes to the Clear Cooperation Policy could, among other things, reduce the availability of broadly listed properties, leading to more unlisted inventory and potentially limiting access to comprehensive housing market data.
We believe constraints in home inventory levels have contributed to a decline in homesale transaction sides and this factor may continue to have an adverse impact on the number of homesale transaction sides closed by Franchise Group and Owned Brokerage Group (and on other homesale services, including title and mortgage), which could materially adversely affect our revenues, earnings and financial results.
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
A variety of factors impact our ability to attract and retain independent sales agents and franchisees, including but not limited to, intense competition from other brokerages as well as companies employing technologies or alternative models intended to disrupt historical real estate brokerage models; our ability to develop and deliver compelling products and services to independent sales agents and franchisees; our ability to generate high-quality leads to independent sales agents and franchisees; and our ability to adopt and implement commission plans (or pricing model structures) that are attractive to such agents (or such franchisees). Changes to industry rules or practices that reduce the percentage of home buyers or home sellers using an agent or broker in their homesale transactions or change the broker commission structure, which could arise from litigation and injunctive relief, regulatory or governmental actions, market forces, changing competitive dynamics or consumer preferences, locally or industry-wide, could also reduce the overall number of independent sales agents in the industry and further increase competition for productive independent sales agents.
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
Our future success depends on our ability to continuously develop and improve, or procure, products, services, and technologies that are compelling to independent sales agents, franchisees and consumers. We have expended and expect to continue to expend substantial time, capital, and other resources to identify the needs of our company owned brokerages, franchisees, independent sales agents and their customers and to develop product, service and technology offerings to meet their needs as well as those that will further complement our businesses. We will continue to prioritize certain offerings over others and our resource allocation decisions may cause us to fail to capitalize on opportunities that could later prove to have greater commercial potential.
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
A key component of our long-term strategy is focused on providing affiliated independent sales agents and franchisees with high-quality leads. We expect that significant time and effort and meaningful investment will be required to increase awareness of, and consumer participation in, partner programs or products and services that are intended to aid in lead generation. Even if we are successful in these efforts, such partner programs or products may not generate a meaningful number of high-quality leads, which could negatively impact our ability to recruit and retain independent sales agents and attract and retain new franchisees and could materially adversely affect our revenues and profitability, including as a result of the loss of downstream revenues at our franchise, brokerage and title businesses as well as our minority-owned mortgage origination and title insurance underwriter joint ventures. In addition, our lead generation business is highly regulated, subject to complex federal and state laws (including RESPA and similar state laws as well as state laws limiting or prohibiting inducements, cash rebates and gifts to consumers), and subject to changing economic and political influences as well as changing industry rules and practices. A change in such laws, more restrictive interpretations of such laws by administrative, legislative or other governmental bodies, or changes to industry rules or practices that may result in leads being less valuable could have a material adverse effect on this business.
We may be unable to achieve or maintain cost savings and other benefits from our cost-saving initiatives, including simplifying and modernizing our business.
We continue to engage in business optimization and cost-saving initiatives that focus on maximizing the efficiency and effectiveness of the cost structure of each of the Company's businesses. These actions are designed to improve client service levels across each of the business units while enhancing the Company's profitability and incremental margins. We may not be able to achieve these improvements in the efficiency and effectiveness of our operations or cost structure and, even if achieved, any cost-savings realized may not be sufficient to offset ongoing inflationary pressures, including those related to employees and leases, or to offset continued pressure from the increasing share of homesale brokerage commission income paid to affiliated independent sales agents or other actual or potential changes to industry rules or practices. In connection with our implementation of cost-savings, simplification and modernization initiatives we may experience disruptions in our business, including with respect to agent and franchisee recruitment and retention efforts and the diversion of a significant amount of management and employee time and focus. We also may incur greater costs than currently anticipated to achieve these savings and we may not be able to maintain these cost savings and other benefits in the future. Failure to improve the efficiency and effectiveness of our cost structure could have a material adverse effect on our competitive position (including with respect to the recruitment and retention of franchisees and production independent sales agents), business, financial condition, results of operations and cash flows.

Our company-owned brokerage operations are subject to geographic and high-end real estate market risks, which could adversely affect our revenues and profitability.
Owned Brokerage Group operates real estate brokerage offices located in and around large U.S. metropolitan areas where competition for independent sales agents and independent sales agent teams is particularly intense. Local and regional economic conditions in these locations at times differ materially from prevailing conditions in other parts of the country. For the year ended December 31, 2024, Owned Brokerage Group realized approximately 23% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida, which in the aggregate totals approximately 57% of its revenues. Downturns in the residential real estate market or economic conditions that are concentrated in these regions (including as a result of severe weather events or natural disasters, such as the wildfires recently impacting California), or in other geographic concentration areas for us, result in declines in Owned Brokerage Group's total gross commission income and profitability that are disproportionate to the downturn experienced throughout the U.S. In addition, given the significant geographic overlap of our title, escrow and settlement services business with our company owned brokerage offices, such regional declines affecting our company owned brokerage operations generally have a disproportionate adverse effect on our title, escrow and settlement services business and mortgage origination joint venture as well. These factors have negatively impacted, and could continue to negatively impact, our financial results and such impact could have a material adverse effect on our financial position.
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
We face intense competition in the residential real estate services business, in particular with respect to productive independent sales agent recruitment and retention. Aggressive competition for the affiliation of independent sales agents continues to make recruitment and retention efforts at both Franchise Group and Owned Brokerage Group challenging, in particular with respect to more productive sales agents and in the densely populated metropolitan areas in which we operate. The competitive environment has had, and may continue to have, a negative impact on our market share and may continue to put pressure on our and our franchisees' operating margins and financial results.
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
Some of these models may have less exposure to risks related to the continued rise of the sales agent's share of commission income generated by homesale transactions, as they are less reliant on agent services, or may operate under a lower cost structure, such as virtual or discount brokerages. Changes to industry rules or policies and/or the introduction of disruptive products and services may also result in an increase in the number of transactions that do not utilize the services of sales agents, including for sale by owner transactions.
The significant size of the U.S. real estate market has continued to attract outside capital investment in disruptive competitors that seek to access a portion of this market, which has and is likely to continue to contribute to the competitive environment. Meaningful gains in market share by these alternative models and/or the introduction of other industry-disruptive competitors may adversely impact our market share and reduce transaction volume for homesales as well as for other Company services if we are unable to introduce competing products and services that are more attractive to consumers in a timely manner. A loss of market share or reduction in such transaction volume may have a material adverse effect on our operations and financial performance.

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
•continuing to expand their offerings to include products (including agent tools) and services that are a part of or related to the real estate transaction, such as title, escrow and mortgage origination services, that compete with services offered by us;
•bundling their listing services with such other offerings;
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

Consolidation among our top 250 franchisees puts pressure on our ability to renew or negotiate franchise agreements with favorable terms, which has had, and may continue to have, an adverse impact on our royalty revenue.
A significant majority of revenue at Franchise Group is generated from our top 250 franchisees, which have grown faster than our other franchisees through organic growth and market consolidation in recent years. The growing concentration in our top 250 franchisees puts pressure on our ability to renew or negotiate franchise agreements with favorable terms, including with respect to contractual royalty rates, sales incentives and covered geographies. In addition, such concentration increases risks related to the financial health of our franchisees as well as with respect to franchisee non-renewal or termination. Operational or liquidity issues that cause any of the largest franchisees to reduce or delay royalty payments or result in notes we have advanced to such franchisee to become impaired can have a significant adverse impact on the applicable brand as well as our business results. If the amount of gross commission income generated by our top 250 franchisees continues to grow at a quicker pace relative to our other franchisees, we would expect to continue to experience pressure on our royalty revenue due to increased volume incentives, lower negotiated rates, and other incentives earned by such franchisees, all of which directly impact our royalty revenue.
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

Continued reductions in the global spending on relocation services or a cessation or reduction in the volume of business generated from multiple significant relocation clients, or the loss of our largest real estate benefit program client could adversely affect our revenues and profitability.
Many of the general residential housing trends impacting our businesses that derive revenue from homesales also impact our relocation services business. Additionally, global corporate spending on relocation services has continued to shift to lower cost relocation benefits. Even if general residential housing trends begin to improve, spending on relocation services may not return to former levels, which would negatively impact the revenue and operating results of our relocation operations.
Contracts with our real estate benefit program clients and relocation clients are generally terminable at any time at the option of the client, do not require such client to maintain any level of business with us and are non-exclusive. Our real estate benefit program revenues are highly concentrated. If our largest real estate benefit program client or multiple significant relocation clients ceased or materially reduced volume under their contract with us, our revenue (including downstream revenue at Franchise, Owned Brokerage and Title Groups) and profitability may be materially adversely affected.
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
Third parties, including vendors or suppliers that provide essential services for our global operations, could also be a source of security risk to us if they experience a failure of their own security systems and infrastructure. We increasingly rely on third-party data processing, storage providers, and critical infrastructure services, including but not limited to cloud solution providers. The secure processing, maintenance and transmission of this information is critical to our operations and with respect to information collected and stored by our third-party service providers, we are reliant upon their security procedures, which may not be as substantial as our own procedures. A breach or attack affecting one of our third-party service providers or partners could harm our business even if we do not control the service that is attacked.
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
We engage with third-party vendors and partners in a variety of ways, ranging from strategic collaborations and joint ventures and product development to running key internal operational processes and critical client systems. In many instances, these third parties are in direct contact with our customers, independent sales agents and franchisees in order to deliver services on our behalf or to fulfill their role in the applicable collaboration. In some instances, these third parties may be in possession of personal information of our customers or employees. In other instances, these third parties may play a critical role in developing products and services central to our business strategy. For example, we have partnered with a strategic third party to provide our product suite to affiliated agents, brokerages and franchisees, and these products form an important part of our value proposition to such parties. In addition, we have engaged with another strategic third-party partner on key software development projects and have other strategic projects in place with other third parties. Our third-party vendors and partners may encounter difficulties in the provision of required deliverables or may fail to provide us with timely services, which may delay our projects, and also may make decisions that may harm us or that are contrary to our best interests, including by pursuing opportunities outside of the applicable Company project or program, to the detriment of such project or program.
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
We must also develop and implement technology solutions and technical expertise among our employees that anticipate and keep pace with rapid and continuing changes in technology, industry standards, applicable law, client preferences and internal control standards. We may not be successful in anticipating or responding to these developments on a timely and cost-effective basis, which could negatively impact our cost saving initiatives, including streamlining and modernizing our business. Failure to improve the efficiency and effectiveness of our cost structure could have a material adverse effect on our competitive position (including with respect to the recruitment and retention of productive independent sales agents and franchisees), business, financial condition, results of operations and cash flows.
Finally, AI technologies are complex and rapidly evolving, and we face an evolving regulatory landscape. These initiatives may result in new or enhanced governmental or regulatory scrutiny, litigation, ethical concerns, industry self-regulation standards or other complications, including those associated with potential defects in the design and development of the technologies used to automate processes; misapplication of technologies; the reliance on data, rules or assumptions that may prove inadequate; information security vulnerabilities; and failure to meet customer expectations, among others. Moreover, AI may give rise to litigation risk, including potential bias, intellectual property or privacy liability. Similar risks arise in connection with the use of AI by our third-party vendors or partners. Any of these factors may cause us to experience brand or reputational harm, competitive harm, legal liability, new or enhanced governmental or regulatory scrutiny, and to incur additional costs to resolve such issues.
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
Each of our existing joint ventures faces risks specific to their business as well, including regulatory changes, consumer trends and preferences and other market conditions. For example, our mortgage origination joint venture has been materially adversely affected by high mortgage interest rates, high levels of competition, decreases in operating margins and lower gain-on-sale margins.
In addition, our joint ventures or our joint venture partners could face operational or liquidity risks due to market downturns or other factors legal investigations that may arise. Any of the foregoing could have an adverse impact, which may be material, on our earnings and dividends from the applicable joint venture or our results of operations.
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
We are significantly encumbered by our debt obligations. As of December 31, 2024, our total debt, excluding our securitization obligations, was $2,540 million (without giving effect to outstanding letters of credit). As a result, a substantial portion of our cash flows from operations must be dedicated to the payment of interest on our indebtedness and is therefore not available for other purposes, including our operations, capital expenditures, technology, discretionary principal debt repayment or open market debt repurchases, share repurchases, dividends or future business opportunities. Our liquidity position has been, and is expected to continue to be, negatively impacted by the substantial interest expense on our debt obligations. In addition, a portion of our interest expense arises from variable interest rate debt, and such expenses may significantly increase if interest rates increase. Risks associated with our debt obligations are heightened during industry downturns or broader recessions that decrease our revenues, earnings and cash flows from operations.
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
A material decline in our ability to generate EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement governing the Senior Secured Credit Facility, could result in our failure to comply with the senior secured leverage ratio covenant under our Senior Secured Credit Facility (including the Revolving Credit Facility), which would result in an event of default if we fail to remedy or avoid a default as permitted under the applicable debt arrangement.
Our debt risk may also be increased as a result of competitive pressures or changes to industry rules or practices that reduce margins and free cash flow. If our EBITDA calculated on a Pro Forma Basis were to decline and/or we were to incur additional first lien senior secured debt (including borrowings under the Revolving Credit Facility), our ability to borrow the full capacity under the Revolving Credit Facility (without refinancing secured debt into unsecured debt) could be limited as we must maintain compliance with the senior secured leverage ratio under the Senior Secured Credit Agreement. Any inability to borrow sufficient funds to operate our business could have a material adverse impact on our business, results of operations and liquidity.
Restrictive covenants under our Senior Secured Credit Facility and indentures governing the Unsecured Notes and 7.00% Senior Secured Second Lien Notes may limit the manner in which we operate.
Our Senior Secured Credit Facility and the indentures governing the Unsecured Notes and 7.00% Senior Secured Second Lien Notes contain, and any future indebtedness we may incur may contain, various negative covenants that restrict our ability to, among other things:
•incur or guarantee additional indebtedness, or issue disqualified stock or preferred stock;
•pay dividends or make distributions to our stockholders;
•repurchase or redeem capital stock;
•make loans, investments or acquisitions;
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
If we are unable to comply with the senior secured leverage ratio covenant under the Senior Secured Credit Facility due to a material decline in our ability to generate EBITDA calculated on a Pro Forma Basis (as defined in the Senior Secured Credit Agreement) or otherwise or if we are unable to comply with other restrictive covenants under those agreements or the indentures governing our Unsecured Notes and 7.00% Senior Secured Second Lien Notes and we fail to remedy or avoid a default as permitted under the applicable debt arrangement, there would be an "event of default" under such arrangement.
Other events of default include, without limitation, nonpayment of principal or interest, material misrepresentations, insolvency, bankruptcy, certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the Senior Secured Credit Facility, failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. Upon the occurrence of any event of default under the Senior Secured Credit Facility, the lenders:
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
If we were unable to repay the amounts outstanding under our Senior Secured Credit Facility, the lenders and holders of such debt could proceed against the collateral granted to secure those debt arrangements. We have pledged a significant portion of our assets as collateral to secure such indebtedness. If the lenders under those debt arrangements accelerate the repayment of borrowings, we may not have sufficient assets to repay the Senior Secured Credit Facility and our other indebtedness or be able to borrow sufficient funds to refinance or restructure such indebtedness. Upon the occurrence of an event of default under the indentures governing our Unsecured Notes, the trustee or holders of 25% of the outstanding applicable notes could elect to declare the principal of, premium, if any, and accrued but unpaid interest on such notes to be due and payable. Any of the foregoing would have a material adverse effect on our business, financial condition and results of operations.
We have substantial indebtedness that will mature (or may spring forward) in 2026 and we may not be able to refinance or restructure any such debt on terms as favorable as those of currently outstanding debt, or at all.
At December 31, 2024, we had $403 million of outstanding indebtedness that will mature in 2026 (excluding our securitization obligations) and an additional $490 million of outstanding indebtedness under the Revolving Credit Facility due in 2027, which may be subject to earlier springing maturity in 2026.
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
Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade , suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) as well as any actual or anticipated placement on negative outlook by a rating agency could make it more difficult or more expensive for us to refinance or restructure our debt or obtain additional debt financing in the future.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase.
At December 31, 2024, $490 million of our borrowings under our Revolving Credit Facility was at variable rates of interest thereby exposing us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income would decrease.
We may be unable to continue to securitize certain of the relocation assets of Cartus, which may adversely impact our liquidity.
At December 31, 2024, $140 million of securitization obligations were outstanding through special purpose entities monetizing certain assets of Cartus under one lending facility. We have provided a performance guaranty which guarantees the obligations of Cartus and its subsidiaries, as originator and servicer under the Apple Ridge securitization program. Our significant debt obligations may limit our ability to incur additional borrowings under our existing securitization facilities. The securitization markets have experienced, and may again experience, significant disruptions, which may have the effect of increasing our cost of funding or reducing our access to these markets in the future.
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
As described in Note 15, "Commitments and Contingencies—Litigation" to our Consolidated Financial Statements included elsewhere in this Annual Report ("Note 15"), we are a party to material litigation (including certified and putative class actions) in the areas of antitrust and TCPA. While we have received the final court approval of a nationwide settlement of sell-side antitrust class action litigation it has been appealed by several parties. Our settlement agreement with respect to our TCPA litigation remains subject to preliminary and final approval of the court. In addition, the buy-side antitrust case filed against us remains outstanding as do other antitrust cases. We cannot provide any assurances that results in this litigation or other litigation in which we are or may be named will not have a material adverse effect on our business, results of operations or financial condition, either individually or in the aggregate.

Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties. Even cases brought by us can involve counterclaims asserted against us and even in matters in which we are not a named party, regulatory investigations and other litigation can have significant implications for us, particularly to the extent that changes in industry rules and practices can directly impact us. In addition, litigation and other legal matters, including class action lawsuits, multi-party litigation and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle.
Insurance coverage may be unavailable for certain types of claims (including antitrust and TCPA litigation) and even where available, insurance carriers may dispute coverage for various reasons (including the cost of defense). Additionally, there is a deductible for each such case and such insurance may not be sufficient to cover the losses the Company incurs.
Likewise, we cannot predict with certainty the cost of defense, the cost of prosecution, insurance coverage or the ultimate outcome of other litigation and proceedings that have been or may be filed by or against us or against affiliated independent sales agents or franchisees or our joint ventures, and adverse developments and outcomes may materially harm our business and financial condition. Such litigation and other proceedings may include, but are not limited to, the types of matters described under Note 15.
Adverse decisions in litigation or regulatory actions against companies unrelated to us or the real estate industry at large could impact our business practices and those of our franchisees in a manner that adversely impacts our financial condition and results of operations.
In general, we and other industry participants have seen an overall increase in significant litigation and regulatory scrutiny, and adverse outcomes and injunctive relief against industry participants, including industry associations and trade groups, could have a material adverse impact on us. Litigation, investigations, claims and regulatory proceedings against other participants in the residential real estate or relocation industry may impact the Company and its affiliated franchisees when the rulings or settlements in those cases cover practices common to the broader industry or business community and may generate litigation or investigations for the Company. Examples may include RESPA, worker classification, or antitrust and anti-competition claims, among others. For example, under the NAR Settlement, NAR agreed to certain practice changes including those discussed under "Item 7.—Management's Discussion and Analysis—Current Business and Industry Trends". Similarly, the Company may be impacted by litigation and other claims against companies in other industries, including litigation involving worker classification. To the extent plaintiffs are successful in these types of litigation matters, and we or our franchisees cannot distinguish our or their practices (or our industry’s practices), we and our franchisees could face significant liability and could be required to modify certain business relationships and/or practices, either of which could materially and adversely impact our financial condition and results of operations.
Changes to industry rules or practices that prohibit, restrict or adversely alter policies, practices, rules or regulations governing the functioning of the residential real estate market could materially adversely affect our operations and financial results.
As described more fully below and "Item 1.—Business—Government and Other Regulations", we operate in a highly regulated industry. In addition, from time to time, certain industry practices have changed for a variety of reasons and may continue to evolve. For example, NAR recently agreed to certain practice changes, including among other things, prohibiting offers of compensation to buyer brokers from being made on listings on an MLS pursuant to the NAR Settlement discussed under "Item 7.—Management's Discussion and Analysis—Current Business and Industry Trends".
Industry rules and practices, particularly those that mandate behavior by industry participants, have drawn increasing scrutiny and criticism, including from various industry participants as well as regulators and other government offices, both on a federal and state level, with particular focus on antitrust and competition. There can be no assurances as to whether the DOJ or FTC, their state counterparts, state or federal courts, or other federal, state or local governmental body will determine that any industry practices or developments have an anti-competitive effect on the industry or are otherwise proscribed. Any such determination could result in industry investigations, enforcement actions, changes in legislation, regulations, interpretations or regulatory guidance or other legislative or regulatory action or other actions, any of which could have the potential to result in additional limitations or restrictions on our business, cause material disruption to our business, result in judgments, settlements, penalties or fines (which may be material), or otherwise adversely affect us. For example, we believe that based on public statements made by the DOJ in filings, the DOJ has continued to focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR Settlement and potentially on broader restrictions or bans on offers of compensation. The scope of the DOJ's scrutiny may also expand to other industry rules or practices.

Rules and practices that may be subject to future change (whether instigated by industry participants or otherwise) include, but are not limited to, the Clear Cooperation Policy, the rules mandating participation in state and national Realtor associations in order to post on the local MLS, the rules limiting access to lock-boxes used to facilitate property showings, the rules that limit display of co-mingled MLS and non-MLS listings and rules related to the communication or display of transaction terms, including with respect to commissions.
The consequences of future industry changes are unknown and may be varied. For example, changes to the Clear Cooperation Policy could, among other things, reduce the availability of broadly listed properties, leading to more unlisted inventory and potentially limiting access to comprehensive housing market data. Concurrently, evolving rules may reduce MLS or other participant obligations, further fragmenting the inventory of homes available for sale and disrupting the industry’s collaborative model. There is no recent industry experience with widespread use of offline exclusives and it is difficult to predict how consumers, brokerages, agents and franchisees will respond. Among other possibilities, it could result in increased competition for productive independent sales agents, increased industry consolidation due to a need for greater listing scale, and changes in consumer marketing. All of these impacts could adversely impact our operations, revenues, earnings and financial results.
We cannot assure you that changes in legislation, regulations, interpretations or regulatory guidance, enforcement priorities, litigation or the rules and policies of NAR, any MLSs and/or any state or local realtor association (or any resulting changes to competitive dynamics or consumer preferences, either alone or in combination with any of the foregoing), will not materially adversely impact the structure of the industry or the financial results of the Company, affiliated franchisees and/or other industry participants. Such impacts could include, but are not limited to, meaningful decreases in the average broker homesale commission rate, the average buy-side commission rate, the share of commission income received by us and our franchisees, the share of royalties we receive from our franchisees, or the percentage of home buyers or home sellers using an agent or broker in their homesale transactions. Additionally, such changes could result in the introduction or growth of certain competitive models, or otherwise could have a material adverse effect on our operations, revenues, earnings and financial results.
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
Regulators in the U.S. and abroad continue to enact comprehensive new laws or legislative reforms imposing significant privacy and cybersecurity restrictions. The result is that we are subject to increased regulatory scrutiny, additional contractual requirements from corporate customers, and heightened compliance costs as a result of numerous laws, regulations, and other requirements, domestically and globally, that require businesses like ours to protect the security of personal information, notify customers and other individuals about our privacy practices, and limit the use, disclosure, sale, or transfer of personal data. These ongoing changes to privacy and cybersecurity laws also may make it more difficult for us to operate our business and may have a material adverse effect on our operations. For example, we are required to comply with numerous laws governing privacy and cybersecurity matters. See "Item 1.—Business—Government and Other Regulations—Cybersecurity and Data Privacy Regulations" in this Annual Report for additional information.
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
Our trademarks, trade names, domain names and other intellectual property rights are fundamental to our brands and our franchising business. The steps we take to obtain, maintain and protect our intellectual property rights may not be adequate and, in particular, we may not own all necessary registrations for our intellectual property. Applications we have filed to register our intellectual property may not be approved by the appropriate regulatory authorities. Our intellectual property rights may not be successfully asserted in the future or may be invalidated, circumvented or challenged. We may be unable to prevent third parties from using our intellectual property rights without our authorization or independently developing technology that is similar to ours. Also, third parties may own rights in similar trademarks. Any unauthorized or improper use of our intellectual property by third parties, including current or formerly affiliated franchisees or independent sales agents, could reduce our competitive advantages or otherwise harm our business and brands. If we had to litigate to protect these rights, any proceedings could be costly, and we may not prevail. Our intellectual property rights, including our trademarks, may fail to provide us with significant competitive advantages in the U.S. and in foreign jurisdictions that do not have or do not enforce strong intellectual property rights. From time to time, we may update intellectual property used in our business, which creates transition and increased expense.
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
Our company owned brokerage business and our title, escrow and settlement services business act as escrow agents for numerous customers. As an escrow agent, we receive money from customers to hold until certain conditions are satisfied. Upon the satisfaction of those conditions, we release the money to the appropriate party. We deposit this money with various banks and while these deposits are not assets of the Company (and therefore excluded from our consolidated balance sheet), we remain contingently liable for the disposition of these deposits. These escrow and trust deposits totaled $518 million at December 31, 2024. The banks may hold a significant amount of these deposits in excess of the federal deposit insurance limit. If any of our depository banks were to become unable to honor any portion of our deposits, customers could seek to hold us responsible for such amounts and, if the customers prevailed in their claims, we could be subject to significant losses.
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
Our success is largely dependent on the efforts and abilities of our executive officers and other key employees, our ability to develop the skills and talent of our workforce and our ability to recruit, retain and motivate top talent. Talent management has been and continues to be a strategic priority and our ability to recruit and retain our executive officers and key employees, including those with expertise in enterprise-wide transformation and relevant product and technology capabilities, is subject to numerous factors, including the compensation and benefits we pay. Our recruitment and retention efforts may be hindered by present or future restructurings or cost savings initiatives. The ongoing downturn in the real estate market and the uncertainties surrounding how the industry may evolve due to litigation and/or regulatory action may restrict our ability to offer competitive compensation which, in addition to the broader uncertainty and potential downsides in the broader real estate market, could hinder our recruitment and retention efforts or make it more difficult to motivate our existing employees. The increasing prevalence of virtual and remote-work arrangements adds additional competition for critical talent. Additionally, the advancement of federal or state laws or regulations seeking to prohibit or limit the use of non-compete clauses with workers could have an adverse impact on our business. If we are unable to internally develop or hire skilled executives and other critical positions, successfully plan for succession of employees holding key management positions, or if we encounter challenges associated with change management or the competitiveness of compensation actually realized by our executive officers and other key employees, our ability to continue to execute or evolve our strategy may be impaired and our business may be adversely affected.
Severe weather events or natural or man-made disasters, including increasing severity or frequency of such events, or other catastrophic events (including public health crises) may disrupt our business and have an unfavorable impact on homesale activity and the activity levels of other Company services.
Owned Brokerage Group has a significant concentration of offices and transactions in geographic regions where home prices are at the higher end of the U.S. real estate market, particularly the east and west coasts. Coastal areas, including California and Florida, are particularly subject to severe weather events (including hurricanes and flooding) and natural disasters. Increasingly, wildfires in the west have been difficult to contain and cover large areas. For example, in early 2025, California experienced significant wildfires. We are monitoring potential effects on the impacted markets and will continue to support our independent sales agents, franchisees and consumers.
The occurrence of a severe weather event or natural or man-made disaster can reduce the level and quality of home inventory and negatively impact the demand for homes in affected areas, which can disrupt local or regional real estate markets, delay the closing of homesale transactions and have an unfavorable impact on home prices, homesale transaction volume, relocation transactions, and title closing units. These effects may be compounded when the taxes or insurance costs associated with homeownership in the affected area are higher than average or the cost of such insurance materially increases in connect with the increasing frequency and severity of weather events or other disasters. Movements away from the use of title insurance in connection with rising affordability concerns could lead to declines in certain services offered by the Company or its joint venture operations.
In addition, we could incur damage, which may be significant, to our office locations as a result of severe weather events or natural disasters, and our insurance may not be adequate to cover such losses. More frequent and/or severe weather events and/or long-term shifts in climate patterns exacerbate these risks. Likewise, our business and operating results could suffer as the result of other catastrophic events, including public health crises, such as pandemics and epidemics. For example, the COVID-19 crisis contributed to material reductions in relocation volume and significant homesale transaction volume volatility in 2021.

Increasing governmental regulation and scrutiny from investors, customers and regulators with respect to corporate sustainability practices and reporting may impose additional costs on us or expose us to reputational or other risks.
In recent years, there has been increasing focus from certain investors, regulators and other stakeholders concerning corporate responsibility, specifically related to environmental, social and governance (ESG) factors. State and federal laws and regulations have been enacted or proposed that expand mandatory and voluntary reporting, diligence, and disclosure on topics such as emissions and environmental/climate-related topics, human capital, labor and risk oversight, which could expand the nature, scope, and complexity of matters that we are required to control, assess and report. For example, in the fourth quarter of 2023, California enacted the California Climate Accountability Package, which is the first U.S. law to require certain companies with California operations to disclose greenhouse gas emissions and climate-related risks. Existing and proposed ESG-related regulations may increase the ongoing costs of compliance and adversely impact our results of operations and cash flows. If we are unable to adequately address such ESG matters or fail to comply with all laws, regulations, policies and related interpretations, it could negatively impact our reputation and our business results.
Some investors may use ESG factors to guide their investment strategies and, in some cases, may choose not to invest in us if they believe our related policies are inadequate. In addition, certain relocation clients have required that we implement certain additional ESG procedures or standards in order to continue to do business with us and additional clients may impose such requirements in the future. Meeting these evolving expectations could be costly and failure (or perceived failure) to satisfy investor, client, consumer or other stakeholder expectations and standards, could also cause reputational harm to our business and brands.
In addition, we may face increased scrutiny related to any actions or positions we could be viewed as taking in this space. We could be subjected to negative responses (such as boycotts or negative publicity campaigns) by either proponents or detractors of any particular ESG-related topic, including activists and consumers, which could adversely affect our reputation and business.
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
We may incur substantial liabilities arising out of our legacy pension plan.
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
•changes to industry rules or practices that actually or may potentially adversely alter policies, practices, rules or regulations governing the functioning of the residential real estate market;
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
Item 1C. Cybersecurity.
The Board of Directors ("Board") and management believe that cybersecurity is vital to protecting proprietary and confidential information, company operations and maintaining the trust of our customers, agents, franchisees, and employees. The Company has a cybersecurity risk management strategy and a governance framework to assess, identify and manage material risks from cybersecurity threats. As discussed below, the Company utilizes both internal and external resources as part of its cybersecurity program.
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
Our cybersecurity program includes risk assessment and identification processes that are aligned with our overall enterprise risk management ("ERM") program. As part of the annual integrated risk assessment process, the cybersecurity team works with our ERM, internal audit and legal compliance functions to assess and identify cybersecurity and related risks to our business. These risks are then included, as appropriate, in the updated ERM profile, and with top risks being addressed in the cybersecurity yearly plan. As part of that process, we utilize both internal and third-party resources to identify risks. In addition, Internal Audit regularly conducts operational audits of the cybersecurity processes.
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
Detection. Our cybersecurity program includes tools and processes designed to detect breaches and other cybersecurity incidents as well as unauthorized access and unusual network activity. We utilize a security operations program with 24/7 monitoring by both internal and third parties that includes a variety of detection tools. We also utilize backstop detection and preventative measures, like malware detection.

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
As of December 31, 2024, no known cybersecurity threats have materially affected, or are reasonably likely to materially affect, our business strategy, results of operations or financial condition. The cybersecurity risks that could materially affect Anywhere, including our business strategy, results of operations, or financial condition, are set forth in “Item 1A.—Risk Factors”.
Governance
Effective risk management is critical to Anywhere’s ability to achieve its strategy. The Board oversees management in exercising its responsibility for managing risk, considering our framework of policies, procedures, and processes to anticipate, identify, assess, prioritize, and mitigate risks across the Company.
Our Audit Committee shares oversight responsibility with the full Board for our information security and technology risks, including cybersecurity. Anywhere’s Chief Information Security Officer (CISO) reports to the Audit Committee on a quarterly basis and once a year to the full Board on the cybersecurity program, including the Company’s cyber risks and threats, the status of projects to strengthen the Company’s information security systems, assessments of the Company’s security program and the emerging threat landscape. Two Audit Committee members have significant business experience with respect to cybersecurity risks, namely the chair of the committee, who oversaw information security and data privacy as an Enterprise Risk Officer of a Fortune 500 publicly-traded company and a member who, from June 2018 to March 2024, was Chief Product Data, Analytics and Technology Officer of a Fortune 500 publicly-traded company.
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
Our CISO leads a dedicated internal Global Information Security (“GIS”) team that is responsible for leading enterprise-wide information cybersecurity strategy, policy, standards, architecture, and processes, all of which are designed to prevent, detect and respond to information security threats, as further described in “Risk Management and Strategy” above. The CISO’s experience includes more than 20 years in the security and fraud profession in multiple high-risk industries, including the critical infrastructure sector, and encompasses various cybersecurity leadership roles and almost seven years as a CISO. She is a Certified Information Systems Security Professional (CISSP) and has a Master’s Degree in Information Systems Management.
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

Item 2. Properties.
Substantially all of our properties are leased commercial space; we do not own any real property of significance. From December 31, 2023 to December 31, 2024, we decreased our leased-office footprint from approximately 4.3 million square feet to approximately 4.1 million square feet, of which as of December 31, 2024, approximately 0.5 million square feet are impaired or restructured.
Corporate headquarters; Franchise Group and Owned Brokerage Group. Our corporate headquarters is located in Madison, New Jersey with a lease term expiring in December 2029. This office also serves as the main operating space for Franchise Group and as corporate headquarters (and one regional headquarters) for Owned Brokerage Group. The space consists of approximately 270,000 square feet, of which our businesses currently utilize approximately 30%.
Other Owned Brokerage Group. As of December 31, 2024, Owned Brokerage Group leased approximately 3.2 million square feet of domestic office space under approximately 793 leases. As of December 31, 2024, Owned Brokerage Group leased 38 facilities serving as local administration, training facilities or storage, and approximately 580 brokerage sales offices under 755 leases. These sales offices are generally located in shopping centers and small office parks, typically with lease terms of one to five years. Included in the 3.2 million square feet is approximately 0.3 million square feet of vacant and/or subleased space, principally relating to brokerage sales office consolidations.
Title Group. Our title agency business conducts its main operations at a leased facility in Mount Laurel, New Jersey, pursuant to a lease expiring in August 2026. As of December 31, 2024, this business also had leased regional and branch offices in 25 states and Washington, D.C.
We believe that all of our properties and facilities are well maintained.
Item 3. Legal Proceedings.
See Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements in this Annual Report for additional information on the Company's legal proceedings. The Company disputes the allegations against it in each of the captioned matters set forth in Note 15, believes it has substantial defenses against plaintiffs’ claims and, except as explicitly described in Note 15, is vigorously defending these actions.
See "Item 1.—Business—Government and Other Regulations" in this Annual Report for additional information on important legal and regulatory matters that impact our business, including a summary of the current legal and regulatory environment. See "Item 1A.—Risk Factors," "Item 7.—Management's Discussion and Analysis of Financial Condition and Results of Operations—Current Business and Industry Trends," for additional information on litigation and regulatory matters as well as actual and potential changes to a number of industry rules or practices that impact the functioning of the U.S. residential brokerage industry and our business.
Item 4. Mine Safety Disclosures.
None.
Information about our Executive Officers
The following provides information regarding individuals who served as executive officers of Anywhere Group and Anywhere at February 21, 2025. Our executive officers also serve as officers or directors of certain of our other subsidiaries or minority-owned joint ventures. The age of each individual indicated below is as of February 21, 2025.
Ryan M. Schneider, 55, has served as our Chief Executive Officer and President since December 31, 2017, and as a director since October 20, 2017. From October 23, 2017, until his appointment as our CEO and President, Mr. Schneider served as the Company’s President and Chief Operating Officer. Prior to joining the Company, Mr. Schneider served as President, Card of Capital One Financial Corporation (“Capital One”), a financial holding company, from December 2007 to November 2016 where he was responsible for all of Capital One’s consumer and small business credit card lines of business in the United States, the United Kingdom and Canada. Mr. Schneider held a variety of other positions within Capital One from December 2001 to December 2007, including Executive Vice President and President, Auto Finance and Executive Vice President, U.S. Card. From November 2016 until April 2017, he served as Senior Advisor to Capital One. Under the terms of his employment agreement, Mr. Schneider serves as a member of the Board of Anywhere. He is also a member of the Board of Directors of Elevance Health, Inc.
Donald J. Casey, 63, has served as President and Chief Executive Officer of Anywhere Integrated Services LLC since April 2002. In December 2022, he assumed responsibility for certain operational, agent service delivery and consumer experience aspects of the Company’s owned brokerage and title operations to the extent related to Coldwell Banker company owned brokerages and, in January 2023, he assumed leadership of Cartus. From 1995 until April 2002, he served as Senior Vice President, Brands of PHH Mortgage. From 1993 to 1995, Mr. Casey served as Vice President, Government Operations of Cendant Mortgage. From 1989 to 1993, Mr. Casey served as a secondary marketing analyst for PHH Mortgage Services (prior to its acquisition by Cendant).
Timothy B. Gustavson, 56, has served as our Chief Accounting Officer, Controller and Senior Vice President since March 2015. In addition to this role, from November 2018 to March 2019, Mr. Gustavson served as our Interim Chief Financial Officer and Treasurer. From 2008 until March 2015, he served as our Assistant Corporate Controller and Vice President of Finance. Mr. Gustavson joined the Company in 2006 as Vice President of External Reporting and prior to joining the Company, Mr. Gustavson spent 16 years in public accounting with the KPMG audit practice. Mr. Gustavson is a certified public accountant.
Tanya Reu-Narvaez, 48, has served as our Executive Vice President, Chief People Officer since January 2021, having previously served as our Senior Vice President, Human Resources since 2018, where she oversaw the team responsible for supporting Owned Brokerage Group and Franchise Group. From 2009 to 2018, she served as Senior Vice President of Human Resources for the Company’s corporate and franchise group divisions. Ms. Reu-Narvaez joined Cendant Corporation in 2002, where she last held the role of Vice President of Human Resources before joining the Company in 2006 at the time of its spin-off from Cendant in the same role. She is a member and former Chair of the Corporate Board of Governors of the National Association of Hispanic Real Estate Professionals (NAHREP).
Charlotte Simonelli, 53, has served as our Executive Vice President, Chief Financial Officer and Treasurer since March 2019. Immediately prior to joining the Company, Ms. Simonelli was employed by Johnson & Johnson as Vice President and Chief Financial Officer, Medical Devices from September 2017 and, prior thereto, as Vice President and Chief Financial Officer, Enterprise Supply Chain from January 2016. Previously, she held various finance roles in large multi-brand global organizations, including Reckitt Benckiser Inc. (a multinational consumer goods company), Kraft Foods Inc. (now Mondelez International Inc.), and PepsiCo, Inc. Ms. Simonelli served at Reckitt Benckiser from 2011 to 2015, including in the roles of Vice President, Finance, North America (from July 2014 to September 2015), Senior Vice President, Finance, ENA (a territory that included Europe and North America) from January 2012 to July 2014 and Senior Vice President, Finance, NAA (a territory that included North America, Australia and New Zealand) from April 2011 to December 2011. Ms. Simonelli began her career at Unilever US, Inc., focused on financial planning and analysis. She is also a member of the board of directors of NielsenIQ and serves as its Audit Committee Chair.
Marilyn J. Wasser, 69, has served as our Executive Vice President, General Counsel and Corporate Secretary since May 2007. From May 2005 until May 2007, Ms. Wasser was Executive Vice President, General Counsel and Corporate Secretary for Telcordia Technologies, a provider of telecommunications software and services. From 1983 until 2005, Ms. Wasser served in several positions of increasing responsibility with AT&T Corporation and AT&T Wireless Services, ultimately serving as Executive Vice President, Associate General Counsel and Corporate Secretary of AT&T Wireless Services from September 2002 to February 2005 and immediately prior thereto, from 1995 until 2002, as Executive Vice President, Law, Corporate Secretary and Chief Compliance Officer of AT&T.
Rudy Wolfs, 57, has served as our Executive Vice President, Chief Technology Officer since February 2024. From November 2023 until he become employed by the Company, Mr. Wolfs engaged in a consulting agreement with the Company. From January 2021 to October 2023, Mr. Wolfs founded, led and then sold a digital company engaged in estate planning and management. From February 2012 to October 2020, Mr. Wolfs served in senior transformational technology roles, including as SVP, Chief Information Officer for Credit Cards and Small Business at Capital One. From 2000 until 2012, he worked at ING Direct USA in technology and marketing leadership positions, serving in his last role as Chief Marking Officer and CIO. An avid technology innovator, Wolfs founded a business systems software company right out of school and over his career, has launched, invested in, and advised numerous start-ups.
Susan Yannaccone, 49, has served as Executive Vice President, President and Chief Executive Officer of Anywhere Brands LLC since November 2020 and as President and Chief Executive Officer of Anywhere Advisors LLC since December 2022. She previously served as Regional Executive Vice President of Anywhere Advisors LLC, heading the Eastern Seaboard and Midwest regions for Coldwell Banker Realty, the brand’s owned brokerage operations from March 2018 to November 2020. Ms. Yannaccone joined the Company in 2015, serving as Chief Operating Officer of ERA from July 2015 to September 2016 and as President and Chief Executive Officer of ERA from September 2016 to March 2018. Prior to that time, she served as Senior Vice President, Network Services for HSF Affiliates from 2013 to July 2015 and Vice President of Operations for Real Living from 2010 to 2012.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed on the New York Stock Exchange ("NYSE") under the symbol "HOUS". As of February 21, 2025, the number of stockholders of record was 57.
Share Repurchase Program
The Company did not repurchase common stock during the quarter ended December 31, 2024.
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. Although, as of December 31, 2024, $203 million remained available for repurchase under the share repurchase program, the Company is prohibited from repurchasing shares under such programs under the indentures governing its Unsecured Notes and the 7.00% Senior Secured Second Lien Notes until the Company's consolidated leverage ratio falls below 4.00 to 1.00 and then only to the extent of available cumulative credit, as defined under the applicable indentures.
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
The following graph assumes a $100 investment on December 31, 2019, and reinvestment of all dividends, in the S&P MidCap 400 index and the S&P Home Builders Select Industry index, or XHB Index (which includes a diversified group of holdings representing home building, building products, home furnishings and home appliances).

Cumulative Total Return
December 31,	2019	2020	2021	2022	2023	2024
Anywhere Real Estate Inc.	$100.00	$135.54	$173.66	$66.00	$83.76	$34.08
SPDR S&P Homebuilders ETF (XHB) index	$100.00	$124.48	$187.16	$151.13	$263.07	$261.28
S&P MidCap 400 index	$100.00	$113.66	$141.80	$123.28	$143.54	$163.54

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
The following section generally discusses our financial condition and results of operations for the year ended December 31, 2024 compared to the year ended December 31, 2023. Discussion regarding our financial condition and results of operations for the year ended December 31, 2023 compared to December 31, 2022 is included in Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023 (2023 Form 10-K), filed with the SEC on February 20, 2024.
Effective December 31, 2024, the Company updated its calculation of Operating EBITDA to include adjustments for non-cash stock-based compensation and legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits to conform with similar adjustments and measures disclosed by industry competitors. We believe this updated Operating EBITDA better facilitates comparisons of operating performance across companies. These changes have been applied retrospectively to prior periods to enhance comparability. The inclusion of these adjustments does not materially affect segment-level trends or conclusions previously disclosed. Reconciliations of Operating EBITDA to the most directly comparable GAAP measure are provided for all periods presented. See below under the header "Financial Condition, Liquidity and Capital Resources—Non-GAAP Financial Measures" for additional information.
RECENT DEVELOPMENTS
Reimagine25: Strategic Transformation Initiative
In 2025, we launched Reimagine25 to transform how we operate as a Company, seizing new opportunities unlocked by generative AI and other emerging technologies to deliver better experiences for our customers faster and at lower cost. These efforts position us for long-term success and a stronger competitive edge in an ever-evolving industry. As part of Reimagine25, we expect to incur restructuring costs to implement these changes, including investments in technology, process optimization, and workforce realignment.
CURRENT BUSINESS AND INDUSTRY TRENDS
The residential real estate market is at historic lows, with existing homesale transactions in 2024 and 2023 marking the lowest annual transaction amount since 1995, according to NAR data. Furthermore, a significant decline in existing homesale transactions of 34% occurred from 2021 to 2024. For 2025, as of their most recently released forecast, Fannie Mae is forecasting existing homesale transactions to increase 3% to 4.18 million.
In 2024, Franchise Group saw a 5% increase in volume, calculated as the number of closed homesale sides multiplied by the average homesale price, and Owned Brokerage Group experienced a 4% increase in volume, both as compared to prior year.

The number of closed homesale sides for Franchise Group decreased by 3% in 2024 compared to 2023, while the average homesale price increased by 8%. Similarly, Owned Brokerage Group reported a 4% decrease in closed homesale sides in 2024 as compared to prior year, while the average homesale price increased 7%.
Cost Savings. During 2024, the Company realized cost savings of approximately $125 million.
Mortgage Rates. Freddie Mac's data shows that the average mortgage rates for a 30-year conventional fixed-rate mortgage more than doubled in 2022 reaching a peak of 7.79% in the fourth quarter of 2023, the highest since 2000. In the ten years preceding the commencement of actions by the Federal Reserve in March 2022 (which were intended to control inflation) the average mortgage rate was 3.78%, ranging from a high of 4.94% to a low of 2.65%. In comparison, mortgage rates remained above 6% throughout 2024. As of February 20, 2025, the U.S. weekly mortgage rate average was 6.85% on a 30-year fixed-rate mortgage.
Mortgage rates are influenced by a multitude of factors, including federal interest rates, Treasury note yields, inflation, demand, consumer income, unemployment levels, foreclosure rates, and fiscal and monetary policies. Between March 2022 and July 2023, the Federal Reserve took action intended to control inflation, raising the target federal funds rate by over 400 basis points in 2022 and an additional 100 basis points in 2023. From September 2024 to December 2024, the Federal Reserve lowered the target federal funds rate by total of 100 basis points but took no further action at its January 2025 meeting. It is uncertain when additional rate cuts may occur. Yields on the 10-year Treasury note were 4.58% as of December 31, 2024 compared to 3.88% as of December 31, 2023.
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
Inflation. The prevailing inflationary environment has affected U.S. consumers and the repercussions may persist. As evidenced by the Consumer Price Index for All Urban Consumers (CPI), a gauge employed by the U.S. Bureau of Labor Statistics, there was a 2.9% (not seasonally adjusted) increase for the 12-month period ending December 31, 2024. The CPI serves as a metric for capturing the average fluctuations in prices paid by urban consumers across a diverse array of consumer goods and services. The macroeconomic landscape, including ongoing conflicts around the world, introduces an additional layer of complexity to the inflationary dynamics. These geopolitical disruptions have the potential to intensify inflationary pressures, contributing to the volatility witnessed in the broader economic context. As consumers navigate this challenging landscape, the potential for continued impact on their purchasing power remains a significant consideration.
Affordability. The combination of higher mortgage rates and inflation has substantially increased the cost of homeownership. This situation is further exacerbated by the significant rise in home prices, driven by inventory constraints and the "lock-in effect" where current homeowners are reluctant to sell due to their existing low mortgage rates.
Future periods may see further negative impacts on housing affordability due to persistent inflation and potential increases in mortgage rates. Rising homesale prices, coupled with the escalating costs of homeowners and flood/other types of disaster insurance, are expected to continue straining affordability. Additionally, further declines in housing inventory, stagnant or declining wages and other economic challenges such as labor market fluctuations and policy uncertainties, could exacerbate the situation.
Inventory & Turnover. Continued declines in inventory have and may continue to result in insufficient supply to meet demand. Housing inventory levels have been a persistent industry-wide concern for years, particularly in certain sought-after geographies and at lower price points. Additional inventory pressure arises from potential home sellers choosing to stay with their lower mortgage rate rather than sell their home, periods of slow new housing construction, real estate investment firms that purchase homes for rental use, and alternative competitors. These pressures have led to a significant increase in the average sales price over the past two years.
Recruitment and Retention of Independent Sales Agents; Commission Income. Recruitment and retention of independent sales agents and independent sales agent teams are critical to the business and financial results of a brokerage, including our company owned brokerages and those operated by affiliated franchisees. On a year-over-year basis, independent sales agents affiliated with our company owned brokerages, as well as independent sales agents affiliated with our U.S. franchisees, experienced modest net declines in 2024 and 2023, which we believe is consistent with a broader industry trend of less productive agents leaving the profession due to challenging market conditions.

The aggressive competition for the affiliation of independent sales agents in this industry continues to make recruitment and retention efforts at both Franchise Group and Owned Brokerage Group challenging, particularly with respect to more productive sales agents. These competitive market factors along with other trends (such as changes in the spending patterns of independent sales agents, as more agents purchase services from third parties outside of their affiliated broker) are expected to continue to put upward pressure on the average share of commissions earned by independent sales agents. If independent sales agents affiliated with our company owned brokerages are paid a higher proportion of the commissions earned on a homesale transaction or the level of commission income we receive from a homesale transaction is otherwise reduced, the operating margins of our company owned brokerages could continue to be adversely affected. Similarly, franchisees have and may continue to seek reduced royalty fee arrangements or other incentives from us to offset the continued business pressures on such franchisees, which would result in a reduction in royalty fees paid to us.
Competition and Industry Disruption. See Part I., "Item 1.—Business—Competition" of this Annual Report for a discussion of the current competitive environment, including with respect to competition for independent sales agents and franchisees as well as non-traditional competition and industry disruption.
Matters that Impact the Functioning of the U.S. Residential Brokerage Industry and our Business. As further described in Note 15, "Commitments and Contingencies" to the Consolidated Financial Statements, the final court approval of our nationwide settlement in the Burnett, Moehrl and Nosalek antitrust sell-side class action litigation (the "Anywhere Settlement") has been appealed, which delays our final payment of the remaining $53.5 million due under the Anywhere Settlement until 21 business days after all appellate rights are exhausted (we previously paid the first $30 million due), the timing of which is uncertain. We currently expect the payment to occur no earlier than mid-2025.
Industry changes that have recently been (or could in the near-term be) implemented by NAR, state or local realtor associations or MLSs will (or have the potential to) impact the entire industry, including our owned brokerages and those of our franchisees. Specifically, in 2024, NAR entered into a nationwide class action settlement (the "NAR Settlement"), which received final court approval in November 2024, although several objectors have since filed appeals of the final approval. Under the NAR Settlement, NAR agreed to certain practice changes including, but not limited to, prohibiting offers of compensation to buyer brokers from being made on listings on an MLS, requiring Realtors® representing a buyer to enter into a written agreement with a buyer, setting forth the buyer broker’s fee and obligations before showing the buyer a property, and prohibiting Realtors® from representing their services as free, or collecting greater compensation than set forth in the written agreement with the buyer.
The NAR Settlement allowed for participation by non-NAR MLSs, but a number of those MLSs have elected not to participate in the NAR Settlement, and as such, they will continue to operate on their own rules regarding broker compensation and will not be restricted by the constraints in the NAR Settlement.
In January 2025, the U.S. Supreme Court upheld a 2024 appeals court decision that resolved a dispute regarding whether the DOJ could investigate certain real estate industry practices. Additional antitrust litigation and investigations related to other industry practices may be possible. While direction may change with the current administration, we believe that based on public statements made by the DOJ in filings, the DOJ has continued to focus on the manner in which broker commissions are communicated, negotiated and paid, including how MLSs and state associations are implementing the changes required by the NAR Settlement and potentially on broader restrictions or bans on offers of compensation. The scope of the DOJ's scrutiny may also expand to include the Clear Cooperation Policy or other industry rules or practices.
Industry rules and practices, particularly those that mandate behavior by industry participants, have drawn increasing scrutiny and criticism, including from various industry participants as well as regulators, as an outgrowth of the industry antitrust litigation. These rules and practices include the Clear Cooperation Policy, the rules mandating participation in state and national Realtor associations in order to post on the local MLS, the rules limiting access to lock-boxes used to facilitate property showings and the rules that limit display of co-mingled MLS and non-MLS listings.
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
For Owned Brokerage Group, we also gauge performance using Gross Commission Income Per Side. This metric is derived by dividing gross commission income (comprising commissions from homesale transactions and other activities, primarily leasing transactions) by closed homesale sides. Owned Brokerage Group, as a franchisee of Franchise Group, pays a royalty fee of approximately 6% per transaction to Franchise Group. The remaining gross commission income is distributed between the broker (Owned Brokerage Group) and independent sales agents based on their respective independent contractor agreements, specifying the agent's share of the broker commission.
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
The following table presents our drivers for the years ended December 31, 2024, 2023 and 2022. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Year Ended December 31,			Year Ended December 31,
	2024	2023	% Change	2023	2022	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	700,589	720,853	(3)%	720,853	911,077	(21)%
Average homesale price	$497,494	$462,277	8%	$462,277	$454,864	2%
Average homesale broker commission rate	2.41%	2.45%	(4) bps	2.45%	2.43%	2	bps
Net royalty per side	$447	$431	4%	$431	$425	1%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	249,421	258,643	(4)%	258,643	317,600	(19)%
Average homesale price	$748,596	$696,992	7%	$696,992	$699,016	—%
Average homesale broker commission rate	2.37%	2.42%	(5) bps	2.42%	2.40%	2	bps
Gross commission income per side	$18,557	$17,668	5%	$17,668	$17,435	1%
Anywhere Integrated Services - Title Group
Purchase title and closing units	103,612	102,967	1%	102,967	133,055	(23)%
Refinance title and closing units	10,225	8,850	16%	8,850	18,470	(52)%
Average fee per closing unit	$3,341	$3,185	5%	$3,185	$3,146	1%
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
Over the past several years, our top 250 franchisees have grown faster than our other franchisees through organic growth and market consolidation, which has, and may continue to, put pressure on our ability to renew or negotiate franchise agreements with favorable terms due to their size and scale, and that has had, and could continue to have, an adverse impact on our royalty revenue. The gross commission income earned by our top 250 franchisees as a percentage of total gross commission income generated by all of our franchisees was 76% in 2024 compared to 67% in 2019.
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

RESULTS OF OPERATIONS
Discussed below are our consolidated results of operations and the results of operations for each of our reportable segments and Corporate and Other. The reportable segments presented represent those for which we maintain separate financial information regularly provided to and reviewed by our chief operating decision maker for performance assessment and resource allocation. The classification of reportable segments also considers the distinctive nature of services offered by each segment. Management's evaluation of individual reportable segment performance centers on two key metrics: revenue and Operating EBITDA.
Operating EBITDA is a non-GAAP financial measure and is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include non-cash stock-based compensation, restructuring charges, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, and gains or losses on discontinued operations or the sale of businesses, investments, or other assets. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.
Our presentation of Operating EBITDA may not fully align with similar measures employed by other entities. Variations may arise due to differences in the inclusion or exclusion of specific items and the interpretation of non-core elements within the calculation. See below under the header "Financial Condition, Liquidity and Capital Resources—Non-GAAP Financial Measures" for additional information.
Year Ended December 31, 2024 vs. Year Ended December 31, 2023
Our consolidated results comprised the following:

	Year Ended December 31,
	2024	2023	Change
Net revenues	$5,692	$5,636	$56
Total expenses	5,828	5,758	70
Loss before income taxes, equity in earnings and noncontrolling interests	(136)	(122)	(14)
Income tax benefit	(2)	(15)	13
Equity in earnings of unconsolidated entities	(7)	(9)	2
Net loss	(127)	(98)	(29)
Less: Net (income) loss attributable to noncontrolling interests	(1)	1	(2)
Net loss attributable to Anywhere and Anywhere Group	$(128)	$(97)	$(31)
Net revenues increased $56 million or 1% for the year ended December 31, 2024 compared with the year ended December 31, 2023 primarily driven by an increase in revenues at Owned Brokerage Group.
Total expenses increased $70 million or 1% for the year ended December 31, 2024 compared to 2023 primarily driven by gains on the early extinguishment of debt which were $7 million during the year ended December 31, 2024 compared to $169 million during the year ended December 31, 2023.
Total expenses, excluding the impact of gains on the early extinguishment of debt, decreased $92 million or 2% primarily due to:
•a $52 million decrease in operating and general and administrative expenses primarily attributable to higher expense in 2023 related to accruals for legal matters, as well as a decrease in employee-related, occupancy and other operating costs due to cost savings initiatives;
•a $45 million decrease in impairment expense primarily due to the absence in 2024 of goodwill and intangible asset impairment charges;
•a $20 million decrease in marketing costs as a result of cost savings initiatives;
•a $16 million decrease of former parent legacy costs due to the absence of expense for a legacy tax matter recorded during the first quarter of 2023; and
•$17 million of lower restructuring costs, from $49 million in 2023 to $32 million in 2024. The Company realized cost savings of approximately $125 million during the year of which approximately half related to specific restructuring activities (see Note 14, "Restructuring Costs", in the Consolidated Financial Statements for additional information).

The expense decreases were partially offset by a $54 million increase in commission and other sales agent-related costs at Owned Brokerage Group primarily due to a slight increase in homesale transaction volume.
Equity in earnings were $7 million for the year ended December 31, 2024 compared to earnings of $9 million during the same period of 2023.
The provision for income taxes was a benefit of $2 million for the year ended December 31, 2024 compared to a benefit of $15 million for the year ended December 31, 2023. The 2024 tax benefit was partially offset by a higher valuation allowance on certain deferred tax assets. Given our recent history of losses, we increased the valuation allowance, primarily on foreign tax credits and state net operating losses, contributing to this year’s tax expense. Our effective tax rate was 2% and 13% for the years ended December 31, 2024 and 2023, respectively. See Note 12, "Income Taxes", to the Consolidated Financial Statements for additional information and a reconciliation of the Company’s effective income tax rate.
The following table reflects a non-GAAP reconciliation of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA during the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Net loss attributable to Anywhere and Anywhere Group	$(128)	$(97)
Income tax benefit	(2)	(15)
Loss before income taxes	(130)	(112)
Add: Depreciation and amortization	198	196
Interest expense, net	153	151
Stock-based compensation (a)	17	12
Restructuring costs, net (b)	32	49
Impairments (c)	20	65
Former parent legacy cost, net (d)	2	18
Legal contingencies (e)	2	43
Gain on the early extinguishment of debt (f)	(7)	(169)
Loss on the sale of businesses, investments or other assets, net	3	2
Operating EBITDA	$290	$255
_______________
(a)Stock-based compensation is a non-cash expense that is based on grant date fair value, which is influenced by the Company's stock price, and recognized over the requisite service period. This expense is primarily related to Corporate and Other.
(b)Restructuring costs are approximately half personnel-related, including severance costs primarily to streamline finance and other administrative functions, and half facility-related, including costs incurred to reduce our brokerage operating model to align with the industry as well as our Corporate headquarters footprint.
Restructuring charges incurred for the year ended December 31, 2024 include $4 million at Franchise Group, $15 million at Owned Brokerage Group, $1 million at Title Group and $12 million in Corporate and Other. Restructuring charges incurred for the year ended December 31, 2023 include $11 million at Franchise Group, $25 million at Owned Brokerage Group, $4 million at Title Group and $9 million in Corporate and Other.
See Note 14, "Restructuring Costs", to the Consolidated Financial Statements for additional information.
(c)Non-cash impairments for the year ended December 31, 2024 primarily related to leases and other assets. Non-cash impairments for the year ended December 31, 2023 include $25 million at Franchise Group to reduce goodwill related to Cartus, $25 million related to franchise trademarks and $15 million related to leases and other assets.
(d)Former parent legacy items are recorded in Corporate and Other and relate to a legacy tax matter.
(e)Represents changes in legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits and includes $2 million in Corporate and Other for the year ended December 31, 2024 and $34 million and $9 million in Corporate and Other and Brokerage Group, respectively, for the year ended December 31, 2023. Legal contingencies do not include cases that are part of our normal operating activities or legal expenses incurred in the ordinary course of business.
(f)Gain on the early extinguishment of debt is recorded in Corporate and Other. The gain on the early extinguishment of debt relates to the repurchases of Unsecured Notes that occurred during the third quarter of 2024, as well as the debt exchange transactions and open market repurchases that occurred during the third quarter of 2023.

The following table reflects the results of each of our reportable segments and Corporate and Other during the years ended December 31, 2024 and 2023:

	Revenues (b)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2024	2023			2024	2023			2024	2023
Franchise Group	$961	$983	$(22)	(2)%	$521	$527	$(6)	(1)%	54%	54%	—
Owned Brokerage Group	4,688	4,628	60	1	(93)	(135)	42	31	(2)	(3)	1
Title Group	362	340	22	6	(13)	(16)	3	19	(4)	(5)	1
Corporate and Other (a)	(319)	(315)	(4)	(b)	(125)	(121)	(4)	(3)
Total Company	$5,692	$5,636	$56	1%	$290	$255	$35	14%	5%	5%	—
_______________
(a)Corporate and Other includes the Company's intersegment revenues which are eliminated and various unallocated corporate expenses.
(b)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $319 million and $315 million during the years ended December 31, 2024 and 2023, respectively, and are eliminated in the Corporate and Other line.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat for the year ended December 31, 2024 compared to the same period in 2023. Franchise Group's margin remained flat primarily due to lower revenue, offset by lower employee-related and other operating costs as a result of cost savings initiatives. Owned Brokerage Group's margin increased 1 percentage point primarily due to cost savings initiatives. Title Group's margin increased 1 percentage point primarily due to an increase in revenue as a result of an increase in the average fee per closing unit, offset by lower equity in earnings and higher employee-related and other operating costs.
The Company updated its calculation of Operating EBITDA to include adjustments for non-cash stock-based compensation and legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits to conform with similar adjustments and measures disclosed by industry competitors. We believe this updated Operating EBITDA better facilitates comparisons of operating performance across companies. These changes have been applied retrospectively to prior periods to ensure consistency and comparability. While these adjustments do not materially impact segment-level trends or previously reported trends, they have a more significant effect on Corporate and Other, as outlined in the table below:

For the Year Ended	Corporate and Other Operating EBITDA (as previously disclosed in the 2023 Form 10-K)	Non-cash Stock-based Compensation	Legal Contingencies	Corporate and Other Operating EBITDA
December 31, 2023	$(166)	$11	$34	$(121)
December 31, 2022	(144)	13	53	(78)
Corporate and Other Operating EBITDA declined $4 million to a loss of $125 million for the year ended December 31, 2024 compared to 2023 and declined $43 million to a loss of $121 million for the year ended December 31, 2023 compared to 2022 primarily due to higher employee incentive accruals.
Anywhere Brands—Franchise Group
Revenues decreased $22 million to $961 million and Operating EBITDA decreased $6 million to $521 million for the year ended December 31, 2024 compared with 2023.
Revenues decreased $22 million primarily due to a $21 million decrease in revenue from our relocation operations and leads business as a result of lower volume. Furthermore, brand marketing fund revenue and related expense decreased $7 million primarily due to lower advertising costs during 2024 as compared to 2023. These decreases in revenue were partially offset by a $3 million increase in intercompany royalties received from Owned Brokerage Group, a $2 million increase in international and other franchise revenue and a $1 million increase in third-party domestic franchisee royalty revenue driven by an 8% increase in average homesale price, partially offset by a 3% decrease in existing homesale transactions and a decline in the average homesale broker commission rate.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $304 million and $301 million during the years ended December 31, 2024 and 2023, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.

Operating EBITDA decreased $6 million primarily due to the $22 million decrease in revenues discussed above and a $4 million unfavorable foreign exchange rate impact related to our relocation operations, partially offset by a $13 million decrease in employee-related and other operating costs primarily as a result of cost savings initiatives and a $7 million decrease in brand marketing fund expense discussed above.
Anywhere Advisors—Owned Brokerage Group
Revenues increased $60 million to $4,688 million and Operating EBITDA increased $42 million to a loss of $93 million for the year ended December 31, 2024 compared with 2023.
The revenue increase of $60 million was primarily driven by a 4% increase in homesale transaction volume at Owned Brokerage Group which consisted of a 7% increase in average homesale price, partially offset by a 4% decrease in existing homesale transactions and a decline in the average homesale broker commission rate.
Operating EBITDA increased $42 million primarily due to:
•a $60 million increase in revenues as discussed above;
•a $24 million decrease in other operating costs primarily related to a decrease in occupancy costs and employee-related costs as a result of cost savings initiatives;
•a $12 million decrease in marketing expense as a result of cost savings initiatives; and
•a $3 million improvement in equity in earnings,
partially offset by:
•a $54 million increase in commission expenses paid to independent sales agents primarily as a result of higher homesale transaction volume as discussed above; and
•a $3 million increase in royalties paid to Franchise Group.
Anywhere Integrated Services—Title Group
Revenues increased $22 million to $362 million and Operating EBITDA increased $3 million to a loss of $13 million for the year ended December 31, 2024 compared with 2023.
Revenues increased $22 million primarily driven by a $17 million increase in purchase revenue due to increases in purchase units and the average fee per closing unit, as well as a $4 million increase in refinance revenue.
Operating EBITDA from the title agency business increased $8 million due to the $22 million increase in purchase and refinance revenue discussed above, partially offset by a $9 million increase in employee-related and other operating costs primarily due to higher employee incentive compensation and staffing related to the transformation of the back-office operations and a $5 million increase in variable operating costs related to higher revenue. Operating EBITDA from equity in earnings decreased $5 million primarily related to the Title Insurance Underwriter Joint Venture.
FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	December 31, 2024	December 31, 2023	Change
Total assets	$5,636	$5,839	$(203)
Total liabilities	4,066	4,158	(92)
Total equity	1,570	1,681	(111)
For the year ended December 31, 2024, total assets decreased $203 million primarily due to:
•an $89 million net decrease in franchise agreements and other amortizable intangible assets primarily due to amortization;
•a $49 million net decrease in operating lease assets primarily due to asset depreciation;
•a $45 million net decrease in other current and non-current assets primarily due to prepaid contracts and independent sales agent incentives; and
•a $33 million net decrease in property and equipment primarily due to asset depreciation.

Total liabilities decreased $92 million primarily due to:
•a $57 million decrease in operating lease liabilities;
•a $21 million decrease in other non-current liabilities primarily due to payment of long-term contracts;
•a $21 million net decrease in corporate debt primarily related to repayment of Term Loan A Facility and repurchases of Unsecured Notes that occurred during the third quarter of 2024, partially offset by additional borrowings under the Revolving Credit Facility as of December 31, 2024 (see Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements for further details); and
•a $20 million decrease in accrued expenses and other current liabilities, primarily due to payments of previously accrued legal matters, partially offset by a $25 million increase in securitization obligations.
Total equity decreased $111 million primarily due to a net loss of $128 million, partially offset by a $14 million increase in additional paid-in capital related to the Company's stock-based compensation activity for the year ended December 31, 2024.
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
On August 30, 2024 we repaid the entire outstanding principal amount of approximately $196 million along with accrued interest under the Term Loan A Facility with a combination of cash on hand and borrowings from the Revolving Credit Facility. In addition, during the third quarter of 2024, we repurchased a total of $26 million of our Unsecured Notes, including $24 million held by funds managed by Angelo Gordon & Co., L.P., at an aggregate purchase price of $19 million, plus accrued interest to the respective repurchase dates. See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements for additional information on these transactions.
On May 9, 2024, we received final court approval of a nationwide settlement agreement the Company has entered into to settle all claims asserted against it or that could have been asserted against it in the Burnett, Moehrl and Nosalek antitrust class action litigation. The final approval has been appealed by several parties. Under the terms of the nationwide settlement, we agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain. We currently expect the payment to occur no earlier than mid-2025. In addition, in January 2025, the Company entered into a settlement of its Bumpus (TCPA) litigation pursuant to which it will pay $20 million, subject to preliminary and final approval of the court. See Note 15, "Commitments and Contingencies", to the Consolidated Financial Statements for more information.
As further described in Note 15, "Commitments and Contingencies—Litigation—Cendant Corporate Liabilities and Legacy Tax Matter", the California Office of Tax Appeals has declined the Company’s petition for a rehearing of its legacy tax matter, and the tax assessment, which as of December 31, 2024 is accrued at $40 million, is anticipated to become payable when Avis Budget Group receives notice from California which could be as early as first quarter of 2025, even if the Company seeks further judicial relief.
Our material cash requirements from known contractual and other obligations as of December 31, 2024, were as follows:
Debt Obligations (including Interest Payments). As of December 31, 2024, the principal amount of our total short-term and long-term debt was $2,540 million, which includes:
•$2,050 million of fixed interest rate debt with a weighted average interest rate of 4.95%; and
•$490 million of variable interest rate debt under our Revolving Credit Facility.
At December 31, 2024, the interest rate on the outstanding amounts under our Revolving Credit Facility was 6.18%, which is based on Term Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on our current senior secured leverage ratio. From time to time, the Company may utilize interest rate swap arrangements to manage our exposure to changes in interest rates associated with our variable interest rate debt, but no such arrangements were in place as of December 31, 2024.
Based on our debt profile as of December 31, 2024, we expect to pay approximately $130 million in cash interest payments in 2025 to service our fixed and variable rate debt which will fluctuate based on the then-applicable interest rate and amounts outstanding. The maturity date of the Revolving Credit Facility is July 27, 2027; however, may spring forward to March 16, 2026 if the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026). As of December 31, 2024, no principal payments on our debt are due in 2025. See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements for additional information regarding our debt.
Leases. As of December 31, 2024, we had approximately $453 million of future lease payments with $126 million of payments due in 2025. See Note 6, "Leases", to the Consolidated Financial Statements for additional information regarding our lease obligations.
Purchase Commitments. As of December 31, 2024, we had $61 million related to purchase commitments due in 2025 and $247 million thereafter, approximately 85% of which relates to the minimum licensing fees we are required to pay to the owners of the two brands we do not own under 50-year license agreements. See Note 15, "Commitments and Contingencies", to the Consolidated Financial Statements for additional information regarding our purchase obligations.
Minority-Owned Joint Ventures. We have multiple unconsolidated joint ventures and equity in earnings or losses related to the financial results of unconsolidated joint ventures are recorded on the "Equity in (earnings) losses of unconsolidated entities" line in the accompanying Consolidated Statements of Operations (and accordingly impact Operating EBITDA) but are not reported as revenue. We may, from time to time, elect or commit to make investments in existing and future unconsolidated joint ventures. See Note 4, "Equity Method Investments", to the Consolidated Financial Statements for additional information regarding our unconsolidated joint ventures.
Other material factors that may impact our liquidity, include, but are not limited to, the following:
Market and Macroeconomic Conditions. Our earnings have significantly decreased since mid-2022. This decline has been driven by the rapid downturn in the residential real estate market and has resulted in a substantial increase in our net debt leverage ratio. If the residential real estate market or the economy as a whole does not improve or further weakens, our business, financial condition and liquidity are likely to continue to be adversely affected. In particular, we may experience higher leverage as a result of lower earnings and/or increased borrowing under our Revolving Credit Facility, and our ability to access capital, grow our business and return capital to stockholders may be adversely impacted.
Material Litigation. We are a party to certain material litigation as described in Note 15, "Commitments and Contingencies—Litigation", to the Consolidated Financial Statements. We dispute the allegations against the Company in each of these matters, believe we have substantial defenses against plaintiffs’ claims and are vigorously defending these actions, however it is not feasible to predict the ultimate outcome of litigation. From time to time, even if the Company believes it has substantial defenses, it may consider litigation settlements based on a variety of circumstances, including in the instances noted on the prior page with respect to the Burnett, Moehrl and Nosalek antitrust class action litigation and Bumpus (TCPA) litigation. Adverse outcomes in material litigation could have a material adverse effect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity.
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
Cash Flows
Year ended December 31, 2024 vs. Year ended December 31, 2023
At December 31, 2024, we had $124 million of cash, cash equivalents and restricted cash, an increase of $5 million compared to the balance of $119 million at December 31, 2023. The following table summarizes our cash flows for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023	Change
Cash provided by (used in):
Operating activities	$104	$187	$(83)
Investing activities	(77)	(59)	(18)
Financing activities	(21)	(227)	206
Effects of change in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(1)
Net change in cash, cash equivalents and restricted cash	$5	$(99)	$104
For the year ended December 31, 2024, $83 million less cash was provided by operating activities compared to the same period in 2023 principally due to:
•$177 million less cash provided by the net change in relocation and trade receivables due to timing;
•$18 million more cash used for accounts payable, accrued expenses and other liabilities primarily related to payments of previously accrued legal matters; and
•$12 million less cash used for other assets primarily due to prepaid contracts, partially offset by $133 million more cash provided by operating results.
For the year ended December 31, 2024, $18 million less cash was provided by investing activities compared to the same period in 2023 primarily due to the absence in 2024 of $8 million of proceeds from the sale of business in 2023 and $6 million of proceeds received from investments in 2023, as well as $6 million less cash used for property and equipment additions.
For the year ended December 31, 2024, $21 million of cash was used in financing activities compared to $227 million of cash used in financing activities during the same period in 2023. For the year ended December 31, 2024, $21 million of cash was used in financing activities primarily due to:
•$213 million of net cash paid related to the repayment of Term Loan A Facility and repurchases of Unsecured Notes in the third quarter of 2024;
•$23 million of other financing payments primarily related to contracts and finance leases; and
•$12 million of quarterly amortization payments on the term loan facilities, partially offset by:
•$205 million of additional borrowings under the Revolving Credit Facility; and
•$25 million net increase in securitization borrowings.
For the year ended December 31, 2023, $227 million of cash was used in financing activities as follows:
•$65 million repayment of borrowings under the Revolving Credit Facility;
•$63 million of net cash paid related to the debt exchange transactions and open market purchases in the third quarter of 2023;
•$48 million net decrease in securitization borrowings;
•$31 million of other financing payments primarily related to finance leases and contracts; and
•$16 million of quarterly amortization payments on the term loan facilities.

Financial Obligations
See Note 9, "Short and Long-Term Debt", to the Consolidated Financial Statements, for additional information on the Company's indebtedness as of December 31, 2024.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing twelve-month EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.00% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the twelve-month period. The Company was in compliance with the senior secured leverage ratio covenant at December 31, 2024.
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

Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures". These measures are derived on the basis of methodologies other than in accordance with GAAP.
Operating EBITDA is our primary non-GAAP measure. Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.
Prior to December 31, 2024, non-core items included restructuring charges, impairments, former parent legacy items, gains or losses on the early extinguishment of debt, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. Effective December 31, 2024, we updated our definition of Operating EBITDA to include adjustments for non-cash stock-based compensation and legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits to conform with similar adjustments and measures disclosed by industry competitors. The adjustment for stock-based compensation reflect non-cash expenses that are based on grant date fair value, which is influenced by the Company's stock price, and recognized over the requisite service period. The adjustment for legal contingencies excludes cases that are part of our normal operating activities and legal expenses incurred in the ordinary course of business.
Our updated definition of Operating EBITDA includes adjustments for non-core items that include non-cash stock-based compensation, restructuring charges, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. These changes have been applied retrospectively to prior periods to enhance comparability. These changes have an immaterial impact on the segment profitability measure, with no significant effect on trends or comparability between periods. We believe this updated Operating EBITDA better facilitates comparisons of operating performance across companies, however our presentation of Operating EBITDA may not fully align with similar measures employed by other companies.
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
We believe Operating EBITDA facilitates company-to-company operating performance comparisons by backing out potential differences caused by variations in capital structures (affecting net interest expense), taxation, the age and book depreciation of facilities (affecting relative depreciation expense) and the amortization of intangibles, as well as other items that are not core to the operating activities of the Company, which may vary for different companies for reasons unrelated to operating performance. We further believe that Operating EBITDA is frequently used by securities analysts, investors and other interested parties in their evaluation of companies, many of which present an Operating EBITDA measure when reporting their results.
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
See above under the header "Results of Operations—Year Ended December 31, 2024 vs. Year Ended December 31, 2023" for reconciliations of Net income (loss) attributable to Anywhere and Anywhere Group to Operating EBITDA.

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
Impairment of goodwill and other indefinite-lived intangible assets
Goodwill and other indefinite-lived intangible assets are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. The impairment assessment is performed at the reporting unit level which includes Owned Brokerage Group, franchise services (reported within the Franchise Group reportable segment), Title Group and Cartus (reported within the Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge for the excess is recorded on a separate line in the Consolidated Statements of Operations.
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
Based upon the impairment analysis performed in the fourth quarter of 2024, there was no impairment of goodwill or other indefinite-lived intangible assets for the year ended December 31, 2024. Management evaluated the effect of lowering the estimated fair value by 10% and determined that, with the exception of the Cartus reporting unit, no impairment of goodwill would have been recognized under this evaluation for 2024. The Cartus reporting unit's fair value exceeded its carrying value by approximately 9%. While the trademarks at Brokerage Group and Title Group have a fair value in excess of 10% of their respective carrying values, trademarks at Franchise Group and Cartus have little to no excess fair value over carrying value. The fair value of trademarks is determined using the relief from royalty method which exhibits sensitivity to variations in projected revenues.
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At December 31, 2024, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At December 31, 2024, we had variable interest rate debt outstanding under our Revolving Credit Facility of $490 million. The interest rate with respect to the Revolving Credit Facility was 6.18% at December 31, 2024, which is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the December 31, 2024 senior secured leverage ratio, the margin was 1.75%. At December 31, 2024, the one-month SOFR was 4.33%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $1 million impact on our annual interest expense.
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
Management assessed the effectiveness of Anywhere's internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Anywhere maintained effective internal control over financial reporting as of December 31, 2024.
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
Management assessed the effectiveness of Anywhere Group’s internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its 2013 Internal Control-Integrated Framework. Based on this assessment, management determined that Anywhere Group maintained effective internal control over financial reporting as of December 31, 2024.
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
Item 9B. Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended December 31, 2024, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

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
Insider Trading Policy
The information required by this item is included in the Proxy Statement under the caption "Insider Trading Policies and Processes" and is incorporated by reference to this Annual Report.
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
Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
Securities Authorized for Issuance Under Equity Compensation Plans
The information required by this item relating to securities authorized for issuance under equity compensation plans is included in the Proxy Statement under the caption "Proposal 4. Approval of the Third Amended & Restated 2018 Long-Term Incentive Plan" and is incorporated by reference to this Annual Report.
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
(A)(4) Consolidated Financial Statement Schedules
Schedule II—Valuation and Qualifying Accounts for the years ended December 31, 2024, 2023 and 2022:

(in millions)		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts (a)
Year ended December 31, 2024	$18	$4	$—	$(5)	$17
Year ended December 31, 2023	12	8	—	(2)	18
Year ended December 31, 2022	11	2	—	(1)	12

Deferred tax asset valuation allowance
Year ended December 31, 2024	$25	$26	$—	$—	$51
Year ended December 31, 2023	20	5	—	—	25
Year ended December 31, 2022	20	—	—	—	20
_______________
(a)The deduction column represents uncollectible accounts written off, net of recoveries from Trade receivables, in the Consolidated Balance Sheets.
Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 15(d) of the Securities Exchange Act of 1934, the registrants have duly caused this Annual Report on Form 10-K to be signed on their behalf by the undersigned, thereunto duly authorized, on February 25, 2025.
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

Name	Title	Date

/s/ RYAN M. SCHNEIDER	Chief Executive Officer, President and Director (Principal Executive Officer)	February 25, 2025
Ryan M. Schneider

/s/ CHARLOTTE C. SIMONELLI	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 25, 2025
Charlotte C. Simonelli

/s/ TIMOTHY B. GUSTAVSON	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2025
Timothy B. Gustavson

/s/ MICHAEL J. WILLIAMS	Chairman of the Board of Directors of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Michael J. Williams

/s/ FIONA P. DIAS	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Fiona P. Dias

/s/ MATTHEW J. ESPE	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Matthew J. Espe

/s/ V. ANN HAILEY	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
V. Ann Hailey

/s/ BRYSON KOEHLER	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Bryson Koehler

/s/ JOSEPH LENZ	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Joseph Lenz

/s/ DUNCAN L. NIEDERAUER	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Duncan L. Niederauer

/s/ EGBERT L.J. PERRY	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Egbert L.J. Perry

/s/ ENRIQUE SILVA	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Enrique Silva

/s/ SHERRY M. SMITH	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Sherry M. Smith

/s/ CHRISTOPHER S. TERRILL	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Christopher S. Terrill

/s/ FELICIA WILLIAMS	Director of Anywhere Real Estate Inc. and Manager of Anywhere Real Estate Group LLC	February 25, 2025
Felicia Williams

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and of comprehensive loss, and the consolidated statements of equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessment—Cartus Reporting Unit
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,499 million as of December 31, 2024, a portion of which related to the Cartus reporting unit within the Franchise Group segment. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying value of each reporting unit to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the discounted cash flow method under the income approach. The fair value of the Company’s reporting units is determined utilizing the best estimate of future revenues, operating expenses, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Cartus reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, certain operating expenses, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Cartus reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Cartus reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used by management in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues, certain operating expenses, and discount rate. Evaluating management’s assumptions related to future revenues and certain operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate assumption.
Annual Indefinite-Lived Asset Impairment Assessment—Franchise Trademarks Intangible Asset
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $614 million as of December 31, 2024, including trademark intangible assets of $584 million, a significant portion of which relates to the franchise trademarks intangible asset. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of each of the other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company’s indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates.
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
February 25, 2025
We have served as the Company's auditor since 2009.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of December 31, 2024 and 2023, and the related consolidated statements of operations and of comprehensive loss, and the consolidated statements of cash flows for each of the three years in the period ended December 31, 2024, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2024 appearing under Item 15(A)(4) (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Annual Goodwill Impairment Assessment—Cartus Reporting Unit
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated goodwill balance was $2,499 million as of December 31, 2024, a portion of which related to the Cartus reporting unit within the Franchise Group segment. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying value of each reporting unit to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each reporting unit is estimated using the discounted cash flow method under the income approach. The fair value of the Company’s reporting units is determined utilizing the best estimate of future revenues, operating expenses, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, and long-term growth rates.
The principal considerations for our determination that performing procedures relating to the annual goodwill impairment assessment of the Cartus reporting unit is a critical audit matter are (i) the significant judgment by management when developing the fair value estimate of the reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to future revenues, certain operating expenses, and discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s annual goodwill impairment assessment, including controls over the valuation of the Cartus reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Cartus reporting unit; (ii) evaluating the appropriateness of the discounted cash flow method used by management; (iii) testing the completeness and accuracy of the underlying data used by management in the discounted cash flow method; and (iv) evaluating the significant assumptions used by management related to future revenues, certain operating expenses, and discount rate. Evaluating management’s assumptions related to future revenues and certain operating expenses involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting unit; (ii) the consistency with external market and industry data; and (iii) the consistency with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the discounted cash flow method and (ii) the reasonableness of the discount rate assumption.
Annual Indefinite-Lived Asset Impairment Assessment—Franchise Trademarks Intangible Asset
As described in Notes 2 and 7 to the consolidated financial statements, the Company’s consolidated indefinite-lived intangible assets balance was $614 million as of December 31, 2024, including trademark intangible assets of $584 million, a significant portion of which relates to the franchise trademarks intangible asset. Management conducts an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable. This assessment compares the carrying values of each of the other indefinite lived intangible assets to their respective fair values and, when appropriate, the carrying value is reduced to fair value. The fair value of each indefinite-lived intangible asset is estimated using the relief from royalty method. The fair value of the Company’s indefinite lived intangible assets are determined utilizing the best estimate of future revenues, market and general economic conditions, trends in the industry, as well as assumptions that management believes marketplace participants would utilize including discount rates, cost of capital, trademark royalty rates, and long-term growth rates.
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
February 25, 2025
We have served as the Company's auditor since 2009.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2024	2023	2022
Revenues
Gross commission income	$4,629	$4,570	$5,538
Service revenue	574	569	793
Franchise fees	356	351	417
Other	133	146	160
Net revenues	5,692	5,636	6,908
Expenses
Commission and other agent-related costs	3,718	3,664	4,415
Operating	1,125	1,147	1,377
Marketing	195	215	252
General and administrative	392	422	388
Former parent legacy cost, net	2	18	1
Restructuring costs, net	32	49	32
Impairments	20	65	483
Depreciation and amortization	198	196	214
Interest expense, net	153	151	113
(Gain) loss on the early extinguishment of debt	(7)	(169)	96
Other income, net	—	—	(140)
Total expenses	5,828	5,758	7,231
Loss before income taxes, equity in (earnings) losses and noncontrolling interests	(136)	(122)	(323)
Income tax benefit	(2)	(15)	(68)
Equity in (earnings) losses of unconsolidated entities	(7)	(9)	28
Net loss	(127)	(98)	(283)
Less: Net (income) loss attributable to noncontrolling interests	(1)	1	(4)
Net loss attributable to Anywhere and Anywhere Group	$(128)	$(97)	$(287)

Loss per share attributable to Anywhere shareholders:
Basic loss per share	$(1.15)	$(0.88)	$(2.52)
Diluted loss per share	$(1.15)	$(0.88)	$(2.52)
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	111.1	110.3	113.8
Diluted	111.1	110.3	113.8

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net loss	$(127)	$(98)	$(283)
Currency translation adjustment	(1)	—	—
Defined Benefit Plans:
Actuarial gain for the plans	3	2	1
Less: amortization of actuarial gain (loss) to periodic pension cost	(2)	(3)	(2)
Defined benefit plans	5	5	3
Other comprehensive income, before tax	4	5	3
Income tax expense related to items of other comprehensive income	2	1	1
Other comprehensive income, net of tax	2	4	2
Comprehensive loss	(125)	(94)	(281)
Less: comprehensive (income) loss attributable to noncontrolling interests	(1)	1	(4)
Comprehensive loss attributable to Anywhere and Anywhere Group	$(126)	$(93)	$(285)

See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$118	$106
Restricted cash	6	13
Trade receivables (net of allowance for doubtful accounts of $17 and $18)	101	105
Relocation receivables	150	138
Other current assets	206	218
Total current assets	581	580
Property and equipment, net	247	280
Operating lease assets, net	331	380
Goodwill	2,499	2,499
Trademarks	584	586
Franchise agreements, net	821	887
Other intangibles, net	106	127
Other non-current assets	467	500
Total assets	$5,636	$5,839
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$101	$99
Securitization obligations	140	115
Current portion of long-term debt	490	307
Current portion of operating lease liabilities	105	113
Accrued expenses and other current liabilities	553	573
Total current liabilities	1,389	1,207
Long-term debt	2,031	2,235
Long-term operating lease liabilities	284	333
Deferred income taxes	207	207
Other non-current liabilities	155	176
Total liabilities	4,066	4,158
Commitments and contingencies (Note 15)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at December 31, 2024 and December 31, 2023	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 111,261,825 shares issued and outstanding at December 31, 2024 and 110,488,093 shares issued and outstanding at December 31, 2023	1	1
Additional paid-in capital	4,827	4,813
Accumulated deficit	(3,219)	(3,091)
Accumulated other comprehensive loss	(42)	(44)
Total stockholders' equity	1,567	1,679
Noncontrolling interests	3	2
Total equity	1,570	1,681
Total liabilities and equity	$5,636	$5,839
See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net loss	$(127)	$(98)	$(283)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	198	196	214
Deferred income taxes	(2)	(33)	(96)
Impairments	20	65	483
Amortization of deferred financing costs and debt premium	8	8	9
(Gain) loss on the early extinguishment of debt	(7)	(169)	96
Loss (gain) on the sale of businesses, investments or other assets, net	3	2	(135)
Equity in (earnings) losses of unconsolidated entities	(7)	(9)	28
Stock-based compensation	17	12	22
Mark-to-market adjustments on derivatives	—	—	(40)
Other adjustments to net loss	(2)	(6)	(7)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	4	97	(55)
Relocation receivables	(12)	72	(96)
Other assets	93	105	(13)
Accounts payable, accrued expenses and other liabilities	(65)	(47)	(195)
Dividends received from unconsolidated entities	3	8	3
Other, net	(20)	(16)	(27)
Net cash provided by (used in) operating activities	104	187	(92)
Investing Activities
Property and equipment additions	(78)	(72)	(109)
Payments for acquisitions, net of cash acquired	—	(1)	(17)
Net proceeds from the sale of businesses	—	8	63
Investment in unconsolidated entities	—	(1)	(22)
Proceeds from the sale of investments in unconsolidated entities	—	6	13
Other, net	1	1	17
Net cash used in investing activities	(77)	(59)	(55)
See Notes to Consolidated Financial Statements.

	Year Ended December 31,
	2024	2023	2022
Financing Activities
Net change in Revolving Credit Facility	205	(65)	350
Repayment of Term Loan A Facility	(194)	—	—
Proceeds from issuance of Senior Secured Second Lien Notes	—	640	—
Proceeds from issuance of Senior Notes	—	—	1,000
Redemption of Senior Secured Second Lien Notes	—	—	(550)
Repurchases and redemption of Senior Notes	(19)	(688)	(956)
Amortization payments on term loan facilities	(12)	(16)	(10)
Net change in securitization obligations	25	(48)	44
Debt issuance costs	—	(13)	(22)
Cash paid for fees associated with early extinguishment of debt	—	(2)	(83)
Repurchase of common stock	—	—	(97)
Taxes paid related to net share settlement for stock-based compensation	(3)	(4)	(16)
Other, net	(23)	(31)	(36)
Net cash used in financing activities	(21)	(227)	(376)
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	(1)	—	(2)
Net increase (decrease) in cash, cash equivalents and restricted cash	5	(99)	(525)
Cash, cash equivalents and restricted cash, beginning of period	119	218	743
Cash, cash equivalents and restricted cash, end of period	$124	$119	$218

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $10, $12 and $7 respectively)	$158	$168	$164
Income tax payments, net	1	14	62
See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC.
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Anywhere Stockholders' Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at January 1, 2022	116.6	$1	$4,947	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net (loss) income	—	—	—	(287)	—	4	(283)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	(8.8)	—	(97)	—	—	—	(97)
Exercise of stock options	0.1	—	2	—	—	—	2
Stock-based compensation	—	—	22	—	—	—	22
Issuance of shares for vesting of equity awards	2.4	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.8)	—	(16)	—	—	—	(16)
Dividends	—	—	—	—	—	(8)	(8)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2022	109.5	$1	$4,805	$(2,994)	$(48)	$3	$1,767
Net loss	—	—	—	(97)	—	(1)	(98)
Other comprehensive income	—	—	—	—	4	—	4
Stock-based compensation	—	—	12	—	—	—	12
Issuance of shares for vesting of equity awards	1.6	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.6)	—	(4)	—	—	—	(4)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
Net (loss) income	—	—	—	(128)	—	1	(127)
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	17	—	—	—	17
Issuance of shares for vesting of equity awards	1.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(3)	—	—	—	(3)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2024	111.3	$1	$4,827	$(3,219)	$(42)	$3	$1,570
See Notes to Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unless otherwise noted, all amounts are in millions, except per share amounts)
1.BASIS OF PRESENTATION
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
Business Description
The Company reports its operations in the following three business segments (the number of offices and agents are unaudited):
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of December 31, 2024, the Company's real estate franchise systems and proprietary brands had approximately 311,900 independent sales agents worldwide, including approximately 179,200 independent sales agents operating in the U.S. (which included approximately 52,900 company owned brokerage independent sales agents). As of December 31, 2024, the Company's real estate franchise systems and proprietary brands had approximately 17,800 offices worldwide in 119 countries and territories, including approximately 5,300 brokerage offices in the U.S. (which included approximately 580 company owned brokerage offices). This segment also includes the Company's global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 580 owned and operated brokerage offices with approximately 52,900 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes the Company's share of equity earnings or losses from the Company's minority-owned real estate auction joint venture.
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

2.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
RESTRICTED CASH
Restricted cash primarily relates to amounts specifically designated as collateral for the repayment of outstanding borrowings under the Company’s securitization facilities. Such amounts approximated $6 million and $13 million at December 31, 2024 and 2023, respectively.
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
DERIVATIVE INSTRUMENTS
The Company records derivatives and hedging activities on the balance sheet at their respective fair values. Historically, the Company used interest rate swaps to manage its exposure to future interest rate volatility associated with its variable rate borrowings. The Company's remaining interest rate swaps expired in 2022 and, as of December 31, 2024, the Company had no interest rate swaps. The Company did not elect to utilize hedge accounting for these interest rate swaps; therefore, any change in fair value was recorded in the Consolidated Statements of Operations. For the year ended December 31, 2022, the Company recognized a gain of $40 million from interest rate swap contracts, which was recorded in "Interest expense, net" line in the accompanying Consolidated Statements of Operations.

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
The Company capitalizes the costs of software developed for internal use which commences during the development phase of the project. The Company amortizes software developed or obtained for internal use on a straight-line basis, generally from 1 to 5 years, when such software is ready for use. The net carrying value of software developed or obtained for internal use was $127 million and $134 million at December 31, 2024 and 2023, respectively.
LEASES
See Note 6, "Leases", for discussion.
IMPAIRMENT OF GOODWILL, INTANGIBLE ASSETS AND OTHER LONG-LIVED ASSETS
Goodwill represents the excess of acquisition costs over the fair value of the net tangible assets and identifiable intangible assets acquired in a business combination. Other indefinite-lived intangible assets primarily consist of trademarks acquired in business combinations. Goodwill and other indefinite-lived assets are not amortized but are subject to impairment testing. The aggregate carrying values of our goodwill and other indefinite-lived intangible assets were $2,499 million and $614 million, respectively, at December 31, 2024 and are subject to an impairment assessment annually as of October 1, or whenever events or changes in circumstances indicate that the carrying amount may not be fully recoverable.
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
The impairment assessment is performed at the reporting unit level which includes Owned Brokerage Group, franchise services (reported within the Franchise Group reportable segment), Title Group and Cartus (reported within the Franchise Group reportable segment). This assessment compares the carrying value of each reporting unit and the carrying value of each other indefinite lived intangible asset to their respective fair values and, when appropriate the carrying value is reduced to fair value and an impairment charge for the excess is recorded. Impairment charges are recorded on a separate line in the accompanying Consolidated Statements of Operations and are non-cash in nature.
Based upon the impairment analysis performed in the fourth quarter of 2024, there was no impairment of goodwill or other indefinite-lived intangible assets for the year ended December 31, 2024. Management evaluated the effect of lowering the estimated fair value by 10% and determined that, with the exception of the Cartus reporting unit, no impairment of goodwill would have been recognized under this evaluation for 2024. The Cartus reporting unit's fair value exceeded its carrying value by approximately 9%. While the trademarks at Brokerage Group and Title Group have a fair value in excess of 10% of their respective carrying values, trademarks at Franchise Group and Cartus have little to no excess fair value over carrying value. The fair value of trademarks is determined using the relief from royalty method which exhibits sensitivity to variations in projected revenues.
Beginning in the fourth quarter of 2023, the Company reorganized its internal reporting structure integrating the lead generation business within franchise services altering the composition of its reporting units within the Franchise Group reportable segment but not changing its operating or reportable segments. The reorganization resulted in a goodwill impairment of $25 million at the Cartus reporting unit. In addition, as part of the Company's annual impairment assessment, it was identified that franchise trademarks were impaired by $25 million. The annual impairment assessment indicated that impairment charges were not necessary for the Company's other reporting units or other indefinite-lived intangibles. In assessing the potential impact of reducing the estimated fair value by 10% for each of the remaining reporting units and other indefinite-lived intangible assets, management concluded that, excluding the Company's trademarks, no impairment of goodwill or indefinite-lived intangibles would have been recognized for 2023. For the remaining trademarks that were not impaired, which included trademarks at Title Group and Cartus, the fair value exceeded the carrying value by approximately 3%. The fair value of trademarks is determined using the relief from royalty method which exhibits sensitivity to variations in projected revenues.
During the fourth quarter of 2022, the Company performed its annual impairment assessment of goodwill and other indefinite-lived intangible assets. The decline in transaction volume during 2022 largely due to rapidly rising mortgage rates, high inflation, reduced affordability, and broader macroeconomic concerns resulted in lower homesale transaction volume for the brokerage and franchise business and lower referral volume for the lead generation business. These market conditions as well as an increase in the weighted average cost of capital resulted in the recognition of an impairment of goodwill at the Owned Brokerage Group reporting unit of $280 million, an impairment of goodwill at the Franchise Group segment of $114 million related to the Cartus reporting unit and an impairment of franchise trademarks of $76 million. The results of the Company's annual impairment assessment indicated no other impairment charges were required for the other reporting units or other indefinite-lived intangibles. Management evaluated the effect of lowering the estimated fair value for each of the remaining reporting units and indefinite-lived intangible assets by 10% and determined that no impairment of goodwill or indefinite-lived intangibles would have been recognized under this evaluation for 2022 with the exception of the title trademark. The fair value of trademarks is determined using the relief from royalty method which is sensitive to fluctuations in projected revenues.
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
ADVERTISING EXPENSES
Advertising costs are generally expensed in the period incurred. Advertising expenses, recorded within the "Marketing" expense line item on the Company’s Consolidated Statements of Operations, were approximately $123 million, $140 million and $175 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
STOCK-BASED COMPENSATION
The Company grants stock-based awards to certain senior management members, employees and directors including restricted stock units and performance share units. The fair value of each award is measured based on the closing price of the Company's common stock on the grant date for restricted stock units and performance share units, and is estimated using the Monte Carlo simulation method for awards with a market condition. Compensation expense is generally recognized over the requisite service period of the award. Compensation expense for awards with a performance condition is adjusted each period based upon a probability assessment of the expected outcome of the performance metric with a final adjustment made at the end of the performance period. Compensation expense for awards with a market condition is not adjusted based on achievement of the market condition. The Company recognizes forfeitures as they occur.

RECENTLY ADOPTED ACCOUNTING PRONOUNCEMENTS
During the fourth quarter of 2024, the Company adopted Accounting Standards Update 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures" and updated its segment disclosures retrospectively. This standard did not alter the methodology employed by the Company in identifying its operating segments, aggregating those operating segments or applying the quantitative thresholds to determine its reportable segments. Instead, the new standard added required disclosures concerning significant segment expenses that are regularly provided to or easily computed from information regularly provided to the chief operating decision maker and included within the Company's reported measure of segment profit of loss, as well as certain other disclosures. The new standard also allows disclosure of multiple measures of segment profitability if those measures are used to allocate resources and assess performance by the chief operating decision maker. Furthermore, certain annual disclosures will be required on an interim basis. See Note 19, "Segment Information", for additional information related to the new disclosures.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
The Company systematically reviews and evaluates the relevance and implications of all Accounting Standards Updates. While recently issued standards not expressly listed below were scrutinized, they were deemed either inapplicable or anticipated to have minimal impact on the Company's consolidated financial position or results of operations.
The FASB issued ASU 2024-03, "Disaggregation of Income Statement Expenses" which aims to enhance the transparency and usefulness of financial statements by requiring public business entities to provide more detailed disclosures about their expenses. The final ASU mandates new tabular disclosures that break down specific natural expense categories within relevant income statement captions, as well as disclosures about selling expenses. These categories include purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depletion. The new requirements are effective for annual financial statements of public business entities for fiscal years beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently evaluating the impact of the new guidance on its financial statement disclosures.
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
SEC Rule on Climate-Related Disclosures
In March 2024, the SEC adopted final rules aimed at improving and streamlining climate-related disclosures for publicly traded companies and in public offerings. These regulations represent the SEC's response to investors' calls for more uniform, comparable, and trustworthy data regarding the financial implications of climate-related risks on a company's operations, as well as its strategies for managing such risks. The registrants will be required to provide disclosure, subject to existing audit requirements, regarding the effects of severe weather events and other natural conditions on the financial statements; financial information related to certain carbon offsets and renewable energy certificates; and material impacts on financial estimates and assumptions that are due to severe weather events and other natural conditions or disclosed climate-related targets or transition plans. Additional disclosure requirements will include: material direct and indirect (Scope 1 and Scope 2) greenhouse gas emissions; governance and oversight of material climate-related risks; the material impact of climate risks on the company’s strategy, results of operations and financial condition; risk management processes for material climate-related risks; and material climate targets and goals. The final rule was scheduled to become effective May 28, 2024, however, the SEC has voluntarily stayed the rule's effective date pending judicial review of consolidated challenges to those rules by the U.S. Court of Appeals for the Eighth Circuit. The SEC final rules follow on the heels of the California climate legislation that will require public and private companies that do business in California to disclose their greenhouse gas emissions and their climate-related financial risks. The Company continues to evaluate the impact of the new laws and regulations and monitor legal developments.

3.REVENUE RECOGNITION
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

	Years Ended December 31, 2024 vs December 31,2023
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2024	2023	2024	2023	2024	2023	2024	2023	2024	2023
Gross commission income (a)	$—	$—	$4,629	$4,570	$—	$—	$—	$—	$4,629	$4,570
Service revenue (b)	204	223	24	21	346	325	—	—	574	569
Franchise fees (c)	660	652	—	—	—	—	(304)	(301)	356	351
Other (d)	97	108	35	37	16	15	(15)	(14)	133	146
Net revenues	$961	$983	$4,688	$4,628	$362	$340	$(319)	$(315)	$5,692	$5,636

	Years Ended December 31, 2023 vs December 31, 2022
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2023	2022	2023	2022	2023	2022	2023	2022	2023	2022
Gross commission income (a)	$—	$—	$4,570	$5,538	$—	$—	$—	$—	$4,570	$5,538
Service revenue (b)	223	260	21	22	325	511	—	—	569	793
Franchise fees (c)	652	775	—	—	—	—	(301)	(358)	351	417
Other (d)	108	110	37	46	15	19	(14)	(15)	146	160
Net revenues	$983	$1,145	$4,628	$5,606	$340	$530	$(315)	$(373)	$5,636	$6,908
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
The Company also earns marketing fees from its franchisees and utilizes such fees to fund marketing campaigns on behalf of its franchisees. As such, brand marketing fund fees are recorded as deferred revenue when received and recognized into revenue as earned when these funds are spent on marketing activities. The balance for deferred brand marketing fund fees decreased from $19 million at January 1, 2024 to $15 million at December 31, 2024 primarily due to amounts recognized into revenue matching expenses for marketing activities, offset by additional fees received from franchisees during the year ended December 31, 2024.

International Franchisees
The Company utilizes a direct franchising model outside of the U.S. for Sotheby's International Realty® and Corcoran® and, in some cases, Better Homes and Gardens® Real Estate. For all other brands, the Company generally employs a master franchise model outside of the U.S., whereby it contracts with a qualified third party to build a franchise network in the country or region in which franchising rights have been granted. Under both the direct and master franchise models outside of the U.S., the Company enters into long-term franchise agreements (generally 25 years in duration) and receives an initial area development fee ("ADF") and ongoing royalties. Ongoing royalties are generally a percentage of the royalties received by the master franchisor from its franchisees with which it contracts and are recorded once the funds are received by the master franchisor. Under the direct franchise model, a royalty fee is paid to the Company on transactions conducted by its franchisees in the applicable country or region. The ADFs that the Company collects are recorded as deferred revenue when received and are classified as current or non-current liabilities in the Consolidated Balance Sheets based on the expected timing of revenue recognition. ADFs are recognized into franchise revenue over the average 25 year life of the related franchise agreement as consideration for the right to access and benefit from Anywhere’s brands. In the event an ADF agreement is terminated prior to the end of its term, the unamortized deferred revenue balance will be recognized into revenue immediately upon termination. The balance for deferred ADFs decreased from $39 million at January 1, 2024 to $37 million at December 31, 2024 due to $4 million of revenues recognized during the year ended December 31, 2024 that were included in the deferred revenue balance at the beginning of the period, partially offset by $2 million of ADFs received during the year ended December 31, 2024.
In addition, the Company recognizes a deferred asset for commissions paid to Anywhere franchise sales employees upon the sale of a new franchise as these are considered costs of obtaining a contract with a customer that are expected to provide benefits to the Company for longer than one year. The Company classifies prepaid commissions as current or non-current assets in the Consolidated Balance Sheets based on the expected timing of expense recognition. The amount of commissions is calculated as a percentage of the anticipated gross commission income of the new franchisee or ADF and is amortized over 30 years for domestic franchise agreements or the agreement term for international franchise agreements (generally 25 years). The amount of prepaid commissions was $28 million and $29 million at December 31, 2024 and 2023, respectively.
Franchise Other
Through Cartus, the Company offers a broad range of employee relocation services to clients designed to manage all aspects of transferring their employees ("transferees") and provides value through the generation of leads to real estate agent and brokerage participants. These services include, but are not limited to, homesale assistance, relocation policy counseling and group move management services, consulting services, expense processing and relocation-related accounting, compensation support and compliance, and visa and immigration support. The Company also arranges household goods moving services and provides support for all aspects of moving a transferee's household goods. There are a number of different revenue streams associated with relocation services including fees earned from real estate brokers and household goods moving companies that provide services to the transferee which are recognized at a point in time at the completion of services. The Company earns revenues from outsourcing management fees charged to clients that may cover several of the relocation services listed above, according to the clients' specific needs. Outsourcing management fees are recorded as deferred revenue when billed (usually at the start of the relocation) and are recognized as revenue over the average time period required to complete the transferee's move, or a phase of the move that the fee covers, which is typically 3 to 6 months depending on the move type. The balance for deferred outsourcing management fees remained flat at $3 million at January 1, 2024 and December 31, 2024 due to a $38 million increase primarily related to additions for management fees billed on new relocation files in advance of the Company satisfying its performance obligation, offset by $38 million of revenues recognized during the year as performance obligations were satisfied.
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
The Company has relationships with developers in select major cities (in particular, New York City) to provide marketing and brokerage services in new developments. New development closings generally have a development period of between 18 and 24 months from contracted date to closing. In some cases, the Company receives advanced commissions which are recorded as deferred revenue when received and recognized as revenue when units within the new development close. The balance of advanced commissions related to developments decreased from $12 million at January 1, 2024 to $11 million at December 31, 2024 due to a $7 million decrease as a result of revenues recognized on units closed, offset by a $6 million increase related to additional commissions received for new developments.
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
Deferred Revenue
The following table shows the total change in the Company's contract liabilities related to revenue contracts by reportable segment (as discussed in detail above) for the year ended December 31, 2024:

	Year Ended December 31, 2024
	Beginning Balance at January 1, 2024	Additions during the period	Recognized as Revenue during the period	Ending Balance at December 31, 2024
Franchise Group (a)	$69	$138	$(147)	$60
Owned Brokerage Group	15	9	(12)	12
Total	$84	$147	$(159)	$72
_______________
(a)Revenues recognized include intercompany marketing fees paid by Owned Brokerage Group.
The majority of the Company's contracts are transactional in nature or have a duration of one-year or less. Accordingly, the Company does not disclose the value of unsatisfied performance obligations for contracts with an original expected length of one year or less.
4.EQUITY METHOD INVESTMENTS
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
The Company's equity method investment balances at December 31, 2024 and 2023 were as follows:

	December 31,
	2024	2023
Guaranteed Rate Affinity (a)	$65	$67
Title Insurance Underwriter Joint Venture (b)	73	74
Other equity method investments (c)	44	37
Total equity method investments	$182	$178

_______________
(a)Represents the Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc at Title Group which originates and markets its mortgage lending services to the Company's real estate brokerage as well as other real estate brokerage companies across the country.
(b)Represents the Company's 22% equity interest in the Title Insurance Underwriter Joint Venture at Title Group (see below under the header "Title Insurance Underwriter Joint Venture" for further discussion).
(c)Includes the Company's various other equity method investments at Title Group and Brokerage Group, including the Company's 50% owned unconsolidated real estate auction joint venture with Sotheby's which holds an 80% ownership stake in Sotheby's Concierge Auctions. The Company received $3 million in cash dividends related to these investments during the year ended December 31, 2024.
The Company recorded equity in (earnings) losses from its equity method investments as follows:

	Year Ended December 31,
	2024	2023	2022
Guaranteed Rate Affinity	$2	$—	$22
Title Insurance Underwriter Joint Venture	1	(4)	(6)
Other equity method investments	(10)	(5)	12
Equity in (earnings) losses of unconsolidated entities	$(7)	$(9)	$28
Title Insurance Underwriter Joint Venture
In 2022, the Company sold its title insurance underwriter, Title Resources Guaranty Company, for $210 million and a 30% equity interest in a joint venture that owns the title insurance underwriter (the "Title Insurance Underwriter Joint Venture"). The sale resulted in a net gain of $131 million recorded in the Other income, net line on the Consolidated Statements of Operations. During the second quarter of 2022, the Company sold a portion of its interest in the Title Insurance Underwriter Joint Venture, reducing its equity interest from 30% to 26% and resulting in a gain of $4 million. In 2023, the Company sold another portion, further reducing its equity interest from 26% to 25% and resulting in a gain of $1 million. In 2024, the Company's equity interest was further diluted to 22%.
During the fourth quarter of 2024, the Company entered into a binding term sheet with a subsidiary of the Title Insurance Underwriter Joint Venture related to the sale of 10% of the preferred equity in entities containing the assets of certain of the Company's title and escrow entities for $18.8 million, with a right to purchase 100% of those entities at the same valuation used for the initial purchase. The transaction includes customary minority protections, is contingent on certain conditions, and remains subject to termination provisions outlined in the term sheet.
5.PROPERTY AND EQUIPMENT, NET
Property and equipment, net consisted of:

	December 31,
	2024	2023
Furniture, fixtures and equipment	$87	$146
Capitalized software	488	530
Finance lease assets	72	81
Building and leasehold improvements	268	285
Land	1	2
Gross property and equipment	916	1,044
Less: accumulated depreciation	(669)	(764)
Property and equipment, net	$247	$280
The Company recorded depreciation expense related to property and equipment of $109 million, $106 million and $118 million for the years ended December 31, 2024, 2023 and 2022, respectively.

6.LEASES
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
Right-of-use assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent the Company's obligation to make lease payments arising from the lease. At lease commencement, the Company records a liability for its lease obligation measured at the present value of future lease payments and a right-of-use asset equal to the lease liability adjusted for prepayments and lease incentives. The Company uses its collateralized incremental borrowing rate to calculate the present value of lease liabilities as most of its leases do not provide an implicit rate that is readily determinable. The Company does not recognize a lease obligation and right-of-use asset on its balance sheet for any leases with an initial term of 12 months or less. Some real estate leases include one or more options to renew or terminate a lease. The exercise of a lease renewal or termination option is assessed at commencement of the lease and only reflected in the lease term if the Company is reasonably certain to exercise the option. The Company has lease agreements that contain both lease and non-lease components, such as common area maintenance fees, and has made a policy election to combine both fixed lease and non-lease components in total gross rent for all of its leases. Expense for operating leases is recognized on a straight-line basis over the lease term. Finance lease assets are amortized on a straight-line basis over the shorter of the estimated useful life of the underlying asset or the lease term. The interest component of a finance lease is included in interest expense and recognized using the effective interest method over the lease term. Furthermore, the Company recognizes impairment charges related to the exit and sublease of certain real estate operating leases.
Supplemental balance sheet information related to the Company's leases was as follows:

		December 31,
Lease Type	Balance Sheet Classification	2024	2023
Assets:
Operating lease assets	Operating lease assets, net	$331	$380
Finance lease assets (a)	Property and equipment, net	21	29
Total lease assets, net		$352	$409
Liabilities:
Current:
Operating lease liabilities	Current portion of operating lease liabilities	$105	$113
Finance lease liabilities	Accrued expenses and other current liabilities	7	9
Non-current:
Operating lease liabilities	Long-term operating lease liabilities	284	333
Finance lease liabilities	Other non-current liabilities	8	12
Total lease liabilities		$404	$467

Weighted Average Lease Term and Discount Rate
Weighted average remaining lease term (years):
Operating leases		4.7	5.0
Finance leases		2.6	3.0

Weighted average discount rate:
Operating leases		4.9%	4.6%
Finance leases		5.2%	4.8%
_______________
(a)Finance lease assets are recorded net of accumulated amortization of $51 million and $52 million at December 31, 2024 and 2023, respectively.

As of December 31, 2024, maturities of lease liabilities by fiscal year were as follows:

Maturity of Lease Liabilities	Operating Leases	Finance Leases	Total
2025	$119	$7	$126
2026	102	5	107
2027	75	3	78
2028	52	1	53
2029	37	—	37
Thereafter	52	—	52
Total lease payments	437	16	453
Less: Interest	48	1	49
Present value of lease liabilities	$389	$15	$404
Supplemental income statement information related to the Company's leases is as follows:

	Year Ended December 31,
Lease Costs	2024	2023	2022
Operating lease costs	$122	$132	$140
Finance lease costs:
Amortization of leased assets	11	12	12
Interest on lease liabilities	1	1	1
Other lease costs (a)	23	23	23
Impairment (b)	8	11	6
Less: Sublease income, gross	2	2	2
Net lease cost	$163	$177	$180
_______________
(a)Primarily consists of variable lease costs.
(b)Impairment charges relate to the exit and sublease of certain real estate operating leases.
Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$142	$148	$162
Operating cash flows from finance leases	1	1	1
Financing cash flows from finance leases	12	13	13

Supplemental non-cash information:
Lease assets obtained in exchange for lease obligations:
Operating leases	$73	$92	$92
Finance leases	4	7	14

7.GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment is as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2022	$3,953	$1,088	$455	$5,496
Goodwill acquired (a)	—	1	—	1
Goodwill reduction	—	—	—	—
Goodwill (gross) at December 31, 2023	3,953	1,089	455	5,497
Accumulated impairment losses at December 31, 2022	(1,561)	(1,088)	(324)	(2,973)
Goodwill impairment	(25)	—	—	(25)
Accumulated impairment losses at December 31, 2023	(1,586)	(1,088)	(324)	(2,998)
Goodwill (net) at December 31, 2023	$2,367	$1	$131	$2,499

Goodwill (gross) at December 31, 2023	$3,953	$1,089	$455	$5,497
Goodwill acquired	—	—	—	—
Goodwill reduction	—	—	—	—
Goodwill (gross) at December 31, 2024	3,953	1,089	455	5,497
Accumulated impairment losses at December 31, 2023	(1,586)	(1,088)	(324)	(2,998)
Goodwill impairment	—	—	—	—
Accumulated impairment losses at December 31, 2024 (b)	(1,586)	(1,088)	(324)	(2,998)
Goodwill (net) at December 31, 2024	$2,367	$1	$131	$2,499
_______________
(a)Goodwill acquired during the year ended December 31, 2023 relates to the acquisition of one real estate brokerage operation.
(b)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of December 31, 2024			As of December 31, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,189	$821	$2,010	$1,123	$887
Indefinite life—Trademarks (b)	$584		$584	$586		$586
Other Intangibles
Amortizable—License agreements (c)	$45	$17	$28	$45	$16	$29
Amortizable—Customer relationships (d)	449	401	48	454	385	69
Indefinite life—Title plant shares (e)	30		30	28		28
Amortizable—Other (f)	4	4	—	7	6	1
Total Other Intangibles	$528	$422	$106	$534	$407	$127
_______________
(a)Generally amortized over a period of 30 years.
(b)Primarily related to real estate franchise, title and relocation trademarks which are expected to generate future cash flows for an indefinite period of time. The year ended December 31, 2024 includes $2 million reduction for the sale of a business.
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
Intangible asset amortization expense is as follows:

	For the Year Ended December 31,
	2024	2023	2022
Franchise agreements	$66	$67	$67
License agreements	1	1	1
Customer relationships	21	21	21
Other	1	1	7
Total	$89	$90	$96
Based on the Company’s amortizable intangible assets as of December 31, 2024, the Company expects related amortization expense to be approximately $89 million, $89 million, $74 million, $68 million, $68 million and $509 million in 2025, 2026, 2027, 2028, 2029 and thereafter, respectively.
Impairment of Goodwill and Other Indefinite-lived Intangibles
Based upon the impairment analysis performed in the fourth quarter of 2024, there was no impairment of goodwill or other indefinite-lived intangible assets for the year ended December 31, 2024. As a result of the 2023 annual impairment assessment, goodwill at Franchise Group related to the Cartus reporting unit was impaired by $25 million and franchise trademarks were impaired by $25 million. See Note 2, "Summary of Significant Accounting Policies—Impairment of Goodwill, Intangible Assets and Other Long-Lived Assets", for additional information.
8.OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	December 31,
	2024	2023
Prepaid contracts and other prepaid expenses	$75	$78
Prepaid agent incentives	37	49
Franchisee sales incentives	29	30
Income tax receivables	35	27
Other	30	34
Total other current assets	$206	$218
Accrued expenses and other current liabilities consisted of:

	December 31,
	2024	2023
Accrued payroll and related employee costs	$170	$158
Advances from clients	24	29
Accrued volume incentives	27	28
Accrued commissions	41	34
Restructuring accruals	9	14
Deferred income	45	53
Accrued interest	36	34
Current portion of finance lease liabilities	7	9
Due to former parent	40	38
Other	154	176
Total accrued expenses and other current liabilities	$553	$573

9.SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	December 31,
	2024	2023
Revolving Credit Facility	$490	$285
Term Loan A Facility	—	206
7.00% Senior Secured Second Lien Notes	630	627
5.75% Senior Notes	558	576
5.25% Senior Notes	444	451
0.25% Exchangeable Senior Notes	399	397
Total Short-Term & Long-Term Debt	$2,521	$2,542
Securitization Obligations:
Apple Ridge Funding LLC	$140	$115
Indebtedness Table
As of December 31, 2024, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (a)	(b)	July 2027 (b)	$490	$ *	$490
Senior Secured Second Lien Notes (c)	7.00%	April 2030	640	10	630
Senior Notes (d)	5.75%	January 2029	558	—	558
Senior Notes (d)	5.25%	April 2030	449	5	444
Exchangeable Senior Notes (e)	0.25%	June 2026	403	4	399
Total Short-Term & Long-Term Debt			$2,540	$19	$2,521
Securitization obligations: (f)
Apple Ridge Funding LLC		May 2025	$140	$ *	$140
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(a)As of December 31, 2024, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of December 31, 2024, there were $490 million outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit. On February 21, 2025, the Company had $585 million outstanding borrowings under the Revolving Credit Facility and $33 million of outstanding undrawn letters of credit.
(b)See below under the header "Senior Secured Credit Agreement" for additional information.
(c)See below under the header "7.00% Senior Secured Second Lien Notes" for additional information.
(d)See below under the header "Unsecured Notes" for additional detail and repurchases information in the third quarter of 2024.
(e)See below under the header "Exchangeable Senior Notes" for additional information.
(f)See below under the header "Securitization Obligations" for additional information.
Maturities Table
As of December 31, 2024, the combined aggregate amount of maturities for long-term borrowings for each of the next five years is as follows:

Year	Amount
2025 (a)	$490
2026	403
2027	—
2028	—
2029	558

_______________
(a)Outstanding borrowings under the Revolving Credit Facility expire in July 2027 (subject to earlier springing maturity) but are classified on the balance sheet as current due to the revolving nature of borrowings and terms and conditions of the facility.
Senior Secured Credit Agreement
The Company’s Amended and Restated Credit Agreement dated as of March 5, 2013 (as amended, amended and restated, modified or supplemented from time to time, the "Senior Secured Credit Agreement") governs its senior secured credit facility (the "Senior Secured Credit Facility"), which includes the revolving credit facility (the "Revolving Credit Facility").
The maturity date of the Revolving Credit Facility is July 27, 2027; however, it may spring forward to March 16, 2026 if the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026).
The Senior Secured Credit Facility includes a $1,100 million Revolving Credit Facility which includes a $150 million letter of credit sub-facility.
The interest rate with respect to revolving loans under the Revolving Credit Facility is based on, at Anywhere Group's option, Term Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR"), plus (in each case) an additional margin subject to the following adjustments based on the Company’s then current senior secured leverage ratio:

Senior Secured Leverage Ratio	Applicable SOFR Margin	Applicable ABR Margin
Greater than 3.50 to 1.00	2.50%	1.50%
Less than or equal to 3.50 to 1.00 but greater than or equal to 2.50 to 1.00	2.25%	1.25%
Less than 2.50 to 1.00 but greater than or equal to 2.00 to 1.00	2.00%	1.00%
Less than 2.00 to 1.00	1.75%	0.75%
Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended December 31, 2024.
The obligations under the Senior Secured Credit Agreement are secured to the extent legally permissible by substantially all of the assets of Anywhere Group, Anywhere Intermediate and all of their domestic subsidiaries, other than certain excluded subsidiaries and subject to certain exceptions.
The Senior Secured Credit Agreement contains financial, affirmative and negative covenants as well as a financial covenant that Anywhere Group maintain (so long as commitments under the Revolving Credit Facility are outstanding) a maximum permitted senior secured leverage ratio, not to exceed 4.75 to 1.00. The leverage ratio is tested quarterly regardless of the amount of borrowings outstanding and letters of credit issued under the Revolving Credit Facility at the testing date. Total senior secured net debt does not include the Apple Ridge securitization obligations or our unsecured indebtedness, including the Unsecured Notes and the Exchangeable Senior Notes. At December 31, 2024, Anywhere Group was in compliance with the senior secured leverage ratio covenant.
Term Loan A Facility and Repayment
The Company's Term Loan A Agreement dated as of October 23, 2015 (as amended, amended and restated, modified or supplemented from time to time, the "Term Loan A Agreement") governed its senior secured term loan A credit facility (the "Term Loan A Facility") until its repayment in full on August 30, 2024. The Company repaid the entire outstanding principal amount of approximately $196 million along with accrued interest under the Term Loan A Facility with a combination of cash on hand and borrowings from the Revolving Credit Facility. The interest rate on outstanding borrowings under the Term Loan A Facility was based on, at the Company's option, Term SOFR plus a 10 basis point credit spread adjustment or ABR, plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio.
7.00% Senior Secured Second Lien Notes
The 7.00% Senior Secured Second Lien Notes mature on April 15, 2030 and interest is payable semiannually on April 15 and October 15 of each year which commenced October 15, 2023.

The 7.00% Senior Secured Second Lien Notes are guaranteed on a senior secured second priority basis by Anywhere Intermediate and each domestic direct or indirect restricted subsidiary of Anywhere, other than certain excluded entities, that is a guarantor under its Senior Secured Credit Facility and certain of its outstanding debt securities. The 7.00% Senior Secured Second Lien Notes are also guaranteed by Anywhere on an unsecured senior subordinated basis. The 7.00% Senior Secured Second Lien Notes are secured by substantially the same collateral as Anywhere Group's existing first lien obligations under its Senior Secured Credit Facility on a second priority basis.
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
During the third quarter of 2024, the Company repurchased a total of $26 million of its Unsecured Notes, including $24 million held by funds managed by Angelo, Gordon & Co., L.P., a Delaware limited partnership, at an aggregate purchase price of $19 million, plus accrued interest to the respective repurchase dates.
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
The Unsecured Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Anywhere Group that is a guarantor under the Senior Secured Credit Facility and Anywhere Group's outstanding debt securities and are guaranteed by Anywhere Holdings on an unsecured senior subordinated basis.
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
The consolidated leverage ratio is measured by dividing Anywhere Group's total net debt (excluding securitizations) by the trailing twelve-month EBITDA. EBITDA, as defined in the applicable indentures governing the Unsecured Notes, is substantially similar to EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Net debt under the indentures governing the Unsecured Notes is Anywhere Group's total indebtedness (excluding securitizations) less (i) its cash and cash equivalents in excess of restricted cash and (ii) a $200 million seasonality adjustment permitted when measuring the ratio on a date during the period of March 1 to May 31.

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
The Exchangeable Senior Notes are guaranteed on an unsecured senior basis by each domestic subsidiary of Anywhere Group that is a guarantor under the Senior Secured Credit Facility and Anywhere Group's outstanding debt securities and are guaranteed by Anywhere on an unsecured senior subordinated basis.
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
Securitization Obligations
Anywhere Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires in May 2025. As of December 31, 2024, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $140 million being utilized leaving $60 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation.

The Apple Ridge entities are consolidated special purpose entities that are utilized to securitize relocation receivables and related assets. These assets are generated from advancing funds on behalf of clients of Anywhere Group’s relocation operations in order to facilitate the relocation of their employees. Assets of these special purpose entities are not available to pay Anywhere Group’s general obligations. Under the Apple Ridge securitization program, provided no termination or amortization event has occurred, any new receivables generated under the designated relocation management agreements are sold into the securitization program and as new eligible relocation management agreements are entered into, the new agreements are designated to the program.
The Apple Ridge securitization program has restrictive covenants and trigger events, the occurrence of which could restrict our ability to access new or existing funding under this facility or result in termination of the facility, either of which would adversely affect the operation of the Company's relocation services.
Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $156 million and $146 million of underlying relocation receivables and other related relocation assets at December 31, 2024 and 2023, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Consolidated Balance Sheets.
Interest incurred in connection with borrowings under the facility amounted to $10 million and $12 million for the years ended December 31, 2024 and 2023, respectively. This interest is recorded within net revenues in the accompanying Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 7.9% and 7.5% for the years ended December 31, 2024 and 2023, respectively.
Gain/Loss on the Early Extinguishment of Debt
During the year ended December 31, 2024, the Company recorded gains on the early extinguishment of debt totaling $7 million as a result of the repurchases of Unsecured Notes occurring in the third quarter of 2024.
During the year ended December 31, 2023, the Company recorded gains on the early extinguishment of debt totaling $169 million which consisted of $151 million as a result of the debt exchange transactions and $18 million as a result of the open market repurchases occurring in the third quarter of 2023.
During the year ended December 31, 2022, the Company recorded a loss on the early extinguishment of debt of $96 million, as a result of the refinancing transactions during 2022, which included $80 million related to the make-whole premiums paid in connection with the early redemption of the 7.625% Senior Secured Second Lien Notes due 2025 and 9.375% Senior Notes due 2027.
10.FRANCHISING AND MARKETING ACTIVITIES
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
Domestic initial franchise fees and international area development fees were $5 million, $5 million and $4 million for each of the years ended December 31, 2024, 2023 and 2022, respectively. Franchise royalty revenue is recorded net of annual volume incentives provided to real estate franchisees of $46 million, $43 million and $61 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company’s wholly-owned real estate brokerage services segment, Owned Brokerage Group, pays royalties to the Company’s franchise business; however, such amounts are eliminated in consolidation. Owned Brokerage Group paid royalties to Franchise Group of $304 million, $301 million and $358 million for the years ended December 31, 2024, 2023 and 2022, respectively.

Marketing fees are generally paid by the Company’s real estate franchisees and are generally calculated based on a specified percentage of gross closed commissions earned on real estate transactions, and may be subject to certain minimum and maximum payments. Brand marketing fund revenue was $75 million, $82 million and $89 million for the years ended December 31, 2024, 2023 and 2022, respectively, which included marketing fees paid to Franchise Group from Owned Brokerage Group of $15 million, $14 million and $15 million for the years ended December 31, 2024, 2023 and 2022, respectively. As provided for in the franchise agreements and generally at the Company’s discretion, all of these fees are to be expended for marketing purposes.
The number of franchised and company owned offices in operation are as follows:

	(Unaudited) As of December 31,
	2024	2023	2022
Franchised (domestic and international):
Century 21®	10,986	11,972	13,611
ERA®	2,291	2,395	2,407
Coldwell Banker®	2,145	2,140	2,100
Coldwell Banker Commercial®	208	189	171
Sotheby’s International Realty®	1,065	1,071	1,035
Better Homes and Gardens® Real Estate	386	440	418
Corcoran®	124	96	82
Total Franchised	17,205	18,303	19,824
Company owned:
Coldwell Banker®	506	551	606
Sotheby’s International Realty®	44	44	44
Corcoran®	25	28	29
Total Company Owned	575	623	679
The number of franchised and company owned offices (in the aggregate) changed as follows:

	(Unaudited) For the Year Ended December 31,
	2024	2023	2022
Franchised (domestic and international):
Beginning balance	18,303	19,824	20,355
Additions	403	571	548
Terminations	(1,501)	(2,092)	(1,079)
Ending balance	17,205	18,303	19,824
Company owned:
Beginning balance	623	679	675
Additions	1	5	46
Closures	(49)	(61)	(42)
Ending balance	575	623	679
As of December 31, 2024, there were an insignificant number of franchise agreements that were executed for which offices are not yet operating. Additionally, as of December 31, 2024, there were an insignificant number of franchise agreements pending termination.
In order to assist franchisees in converting to one of the Company’s brands or as an incentive to renew their franchise agreement, the Company may at its discretion, provide incentives, primarily in the form of conversion notes or other note-backed funding. Provided the franchisee meets certain minimum annual revenue thresholds during the term of the notes and is in compliance with the terms of the franchise agreement, the amount of the note is forgiven annually in equal ratable amounts generally over the life of the franchise agreement. If the revenue performance thresholds are not met or the franchise agreement terminates, franchisees may be required to repay a portion of the outstanding notes. The amount of such franchisee conversion notes or other note-backed funding was $164 million and $174 million at December 31, 2024 and 2023, respectively. These notes are principally classified within other non-current assets in the Company’s Consolidated Balance Sheets. The Company recorded a contra-revenue in the statement of operations related to the forgiveness and impairment of these notes and other sales incentives of $35 million, $34 million and $45 million for the years ended December 31, 2024, 2023 and 2022, respectively.
11.EMPLOYEE BENEFIT PLANS
DEFINED BENEFIT PENSION PLAN
The Company’s defined benefit pension plan was closed to new entrants as of July 1, 1997 and existing participants do not accrue any additional benefits. The net periodic pension cost for 2024 was $2 million and was comprised of interest cost of approximately $5 million and the amortization of the actuarial net loss of $2 million, offset by a benefit of $5 million for the expected return on assets. The net periodic pension cost for 2023 was $3 million and was comprised of interest cost of approximately $5 million and the amortization of the actuarial net loss of $3 million, offset by a benefit of $5 million for the expected return on assets.
At December 31, 2024 and 2023, the accumulated benefit obligation of this plan was $92 million and $100 million, respectively, and the fair value of the plan assets were $80 million and $86 million, respectively, resulting in an unfunded accumulated benefit obligation of $12 million and $14 million, respectively, which is recorded in Other current and non-current liabilities in the Consolidated Balance Sheets.
Estimated future benefit payments from the plan as of December 31, 2024 are as follows:

Year	Amount
2025	$9
2026	9
2027	9
2028	8
2029	8
2030 through 2034	37
The minimum funding required during 2025 is estimated to be $2 million.
The following table presents the fair values of plan assets by category as of December 31, 2024:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$2	$—	$—	$2
Equity securities	—	—	—	—
Fixed income securities	—	39	—	39
Total	$2	$39	$—	$41
Plan assets measured at Net Asset Value ("NAV") (a)				39
Total plan assets				$80
_______________
(a)The fair values of these plan assets were determined using the NAV as a practical expedient and therefore have not been classified in the fair value hierarchy.

The following table presents the fair values of plan assets by category as of December 31, 2023:

Asset Category	Quoted Price in Active Market for Identical Assets (Level I)	Significant Other Observable Inputs (Level II)	Significant Unobservable Inputs (Level III)	Total
Cash and cash equivalents	$3	$—	$—	$3
Equity securities	—	—	—	—
Fixed income securities	—	35	—	35
Total	$3	$35	$—	$38
Plan assets measured at NAV (a)				48
Total plan assets				$86
_______________
(a)The fair values of these plan assets were determined using the NAV as a practical expedient and therefore have not been classified in the fair value hierarchy.
OTHER EMPLOYEE BENEFIT PLANS
The Company also maintains post-retirement health and welfare plans for certain subsidiaries and a non-qualified pension plan for certain individuals. The related projected benefit obligation for these plans accrued on the Company’s Consolidated Balance Sheets (primarily within other non-current liabilities) was $3 million at both December 31, 2024 and 2023.
DEFINED CONTRIBUTION SAVINGS PLAN
The Company sponsors a defined contribution savings plan that provides certain of its eligible employees an opportunity to accumulate funds for retirement and has a Company match for a portion of the contributions made by participating employees. The Company’s cost for contributions to this plan was $21 million, $21 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively.
12.INCOME TAXES
The components of pretax loss for domestic and foreign operations consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Domestic	$(133)	$(119)	$(368)
Foreign	4	6	17
Pretax loss	$(129)	$(113)	$(351)
The components of income tax benefit consisted of the following:

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$(2)	$9	$24
State	(1)	5	—
Foreign	3	4	4
Total current	—	18	28
Deferred:
Federal	(13)	(31)	(78)
State	11	(2)	(18)
Foreign	—	—	—
Total deferred	(2)	(33)	(96)
Income tax benefit	$(2)	$(15)	$(68)

A reconciliation of the Company’s effective income tax rate at the U.S. federal statutory rate of 21% to the actual expense was as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21%	21%	21%
State and local income taxes, net of federal tax benefits	5	1	3
Non-deductible equity compensation	(1)	(1)	—
Non-deductible executive compensation	(4)	(4)	(1)
Goodwill impairment	—	(5)	(8)
Uncertain tax positions	—	—	(1)
Tax credits (a)	5	6	7
Net change in valuation allowance (b)	(21)	(5)	—
Other permanent differences	(3)	—	(2)
Effective tax rate	2%	13%	19%
_______________
(a)This item in 2022 includes a benefit related to the completion of a research tax credit study for tax years 2016 through 2022.
(b)As a result of the Company's recent history of losses, the Company increased the valuation allowance, primarily on foreign tax credits and state net operating losses.
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of the deferred income tax assets and liabilities are as follows:

	December 31,
	2024	2023
Deferred income tax assets:
Net operating loss carryforwards	$37	$36
Tax credit carryforwards	32	28
Accrued liabilities and deferred income	108	117
Interest expense limitation carryforward	20	5
Operating leases	105	120
Minimum pension obligations	12	13
Provision for doubtful accounts	9	10
Liability for unrecognized tax benefits	2	2
Total deferred tax assets	325	331
Less: valuation allowance	(51)	(25)
Total deferred income tax assets after valuation allowance	274	306
Deferred income tax liabilities:
Depreciation and amortization	367	384
Operating leases	87	99
Prepaid expenses	9	9
Basis difference in investment in joint ventures	18	21
Total deferred tax liabilities	481	513
Net deferred income tax liabilities	$(207)	$(207)
As of December 31, 2024, the Company’s deferred tax asset for net operating loss carryforwards is primarily related to certain state net operating loss carryforwards which expire between 2025 and 2036. The Company’s deferred tax asset for tax credits carryforwards is primarily related to foreign tax credits which expire between 2024 and 2034. The Company's interest expense limitation carryforward never expires.

Accounting for Uncertainty in Income Taxes
The Company utilizes the FASB guidance for accounting for uncertainty in income taxes, which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. The Company reflects changes in its liability for unrecognized tax benefits as income tax expense in the Consolidated Statements of Operations. As of December 31, 2024, the Company’s gross liability for unrecognized tax benefits was $20 million, of which $18 million would affect the Company’s effective tax rate, if recognized.
The Company files U.S., state and foreign income tax returns in jurisdictions with varying statutes of limitations. Tax returns for the 2006 through 2024 tax years remain subject to examination by federal and certain state tax authorities. In significant foreign jurisdictions, tax returns for the 2018 through 2024 tax years generally remain subject to examination by their respective tax authorities. The Company believes that it is reasonably possible that the total amount of its unrecognized tax benefits could decrease by $12 million in certain taxing jurisdictions where the statute of limitations is set to expire within the next twelve months.
The Company recognizes accrued interest and penalties related to unrecognized tax benefits in interest expense and operating expenses, respectively. The Company recognized an increase in interest expense of $1 million in each of the years ended December 31, 2024, 2023 and 2022.
The rollforward of unrecognized tax benefits are summarized in the table below:

Unrecognized tax benefits—January 1, 2022	$17
Gross increases - tax positions in prior periods	3
Gross decreases - tax positions in prior periods	(1)
Gross increases - tax positions in current period	1
Unrecognized tax benefits—December 31, 2022	20
Gross decreases - tax positions in prior periods	(1)
Gross increases - tax positions in current period	1
Unrecognized tax benefits—December 31, 2023	20
Gross decreases - tax positions in prior periods	(1)
Gross increases - tax positions in current period	1
Unrecognized tax benefits—December 31, 2024	$20
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
Tax Sharing Agreement
Under the Tax Sharing Agreement with Cendant, Wyndham Worldwide and Travelport, the Company is generally responsible for 62.5% of payments made to settle claims with respect to tax periods ending on or prior to December 31, 2006 that relate to income taxes imposed on Cendant and certain of its subsidiaries, the operations (or former operations) of which were determined by Cendant not to relate specifically to the respective businesses of Anywhere, Wyndham Worldwide, Avis Budget or Travelport. With respect to any remaining residual legacy Cendant tax liabilities, the Company and its former parent believe there is appropriate support for the positions taken on Cendant’s tax returns. However, tax audits and any related litigation, including disputes on the allocation of tax liabilities between parties under the Tax Sharing Agreement, could result in outcomes for the Company that are different from those reflected in the Company’s historical financial statements.

13.STOCK-BASED COMPENSATION
The Company grants stock-based compensation awards to certain senior management members, employees and directors. These awards include non-qualified stock options, restricted stock unit ("RSU") awards, and performance share unit ("PSU") awards.
Equity Based Awards
2018 Long-Term Incentive Plan
The Company's stockholders approved the Second Amended and Restated 2018 Long-Term Incentive Plan (the "2018 Plan") at the 2023 Annual Meeting of Stockholders held on May 3, 2023. Under the 2018 Plan, a total of 14 million shares were authorized for issuance and as of December 31, 2024, approximately 1.8 million shares remain available for future grants.
Equity Grant Provisions
The form of equity award agreements includes a retirement provision for equity grants, allowing for continued vesting of awards once an employee has attained the age of 65 years, or 55 years of age or older plus at least ten years of tenure with the Company, provided the employee has been employed or provided services to the Company for at least one year following the grant date or start of the performance period. Historically, equity awards granted annually generally included a mix of RSU awards, PSU awards and options. However, in 2020 the Company shifted away from granting options, limited equity awards to a small group of executives and granted other key employees cash-based awards.
Restricted Stock Units (RSUs)
RSU awards vest over three years, with 33.33% vesting on each anniversary of the grant date. The fair value of RSU awards is equal to the closing sale price of the Company's common stock on the grant date. During 2024, the Company granted RSU awards related to 1.7 million shares with a weighted average grant date fair value of $5.87. These include shares granted to certain executives in February 2024 and directors in May 2024. At December 31, 2024, there were 3.1 million shares underlying share-settled RSUs outstanding with a weighted average grant date fair value of $6.99.
Performance Share Units (PSUs)
PSU awards are incentives tied to the Company's financial performance. PSUs granted in 2023 and 2022 were based on two metrics over a three-year performance period which began January 1st of the grant year and ends on December 31st of the third year following the grant year. The first metric was based upon the total stockholder return of Anywhere's common stock relative to the total stockholder return of the S&P MidCap 400 index ("RTSR"), and the second metric was based upon the achievement of cumulative free cash flow goals ("CFCF"). The payout under each PSU award is variable and based upon the extent to which the performance goals are achieved over the performance period (with a range of payout from 0% to 175% of target for the RTSR award and 0% to 200% of target for the CFCF award) and will be distributed during the first quarter after the end of the performance period. The fair value of the CFCF awards was based on the Company's stock price at the grant date and the fair value of the RTSR awards was estimated at the grant date using the Monte Carlo Simulation method.
The 2024 PSU awards are tied to three equally weighted, annually established free cash flow goals, averaged over a three-year performance period ending December 31, 2026. Final payouts are subject to a potential 15% upward or downward adjustment based on the Company’s relative total stockholder return against its compensation peer group (with double weighting for direct real estate competitors). Consistent with FASB ASC Topic 718, the grant date for each third of the 2024 PSU award will occur as performance targets are established annually. The fair value for each third of the 2024 PSU award is estimated using the Monte Carlo Simulation method on its respective grant date, with compensation expense recorded over the corresponding performance year and adjusted based on actual performance relative to the established free cash flow target. Of the total 2024 PSU award of 1.3 million units at target, 0.4 million units were granted in February 2024 with a grant date fair value of $6.44, to align with the 2024 established free cash flow target. As of December 31, 2024, there were 2.6 million performance share units outstanding with a weighted average grant date fair value of $8.40.
Stock Options
Stock options have a maximum term of ten years and vest over four years, with 25% vesting on each anniversary of the grant date. The options have an exercise price equal to the closing sale price of the Company's common stock on the grant date. The fair value of options is estimated on the grant date using the Black-Scholes option-pricing model. At December 31, 2024, there were 1.4 million options outstanding with a weighted average exercise price of $21.97, all of which are exercisable with an intrinsic value of zero and a weighted average remaining contractual life of 3.3 years. The Company has not granted options since 2019, and forfeiture and exercise activity was immaterial for the year ended December 31, 2024.
Equity Based Compensation Expense
As of December 31, 2024, based on current performance achievement expectations, there was $17 million of unrecognized compensation cost related to incentive equity awards under the plans which would be recorded in future periods as compensation expense over a remaining weighted average period of approximately 1.7 years. The Company recorded compensation expense related to the incentive equity awards of $17 million, $12 million and $22 million for the years ended December 31, 2024, 2023 and 2022, respectively.
14.RESTRUCTURING COSTS
Restructuring charges for the years ended December 31, 2024, 2023 and 2022 were $32 million, $49 million and $32 million, respectively. The components of the restructuring charges for the years ended December 31, 2024, 2023 and 2022 were as follows:

	Years Ended December 31,
	2024	2023	2022
Personnel-related costs (a)	$15	$21	$16
Facility-related costs (b)	15	28	16
Other (c)	2	—	—
Total restructuring charges (d)	$32	$49	$32
_______________
(a)Personnel-related costs consist of severance costs provided to employees who have been terminated.
(b)Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, amortization of lease assets that will continue to be incurred under the contract for its remaining term without economic benefit to the Company, accelerated depreciation on asset disposals and other facility and employee relocation related costs.
(c)Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities which are primarily recorded at Corporate.
(d)Restructuring charges for the year ended December 31, 2024 include $2 million of expense related to the Reimagine25 Plan, $26 million of expense related to the Operational Efficiencies Plan and $4 million of expense related to prior restructuring plans. Restructuring charges for the year ended December 31, 2023 include $43 million of expense related to the Operational Efficiencies Plan and $6 million of expense related to prior restructuring plans. Restructuring charges for the year ended December 31, 2022 include $20 million of expense related to the Operational Efficiencies Plan and $12 million of expense related to prior restructuring plans.
Reimagine25: Strategic Transformation Initiative
In 2025, the Company launched Reimagine25 to transform how it operates as a Company, seizing new opportunities unlocked by generative AI and other emerging technologies to deliver better experiences for its customers faster and at lower cost. These efforts position the Company for long-term success and a stronger competitive edge in an ever-evolving industry. As part of Reimagine25, the Company expects to incur restructuring costs to implement these changes. While these costs will likely include investments in technology, process optimization, and workforce realignment, the Company is still evaluating the scope of the program.
Operational Efficiencies Plan
The Company's Operational Efficiencies Plan, which began at the end of 2022, improved operational efficiency, reduced office footprint costs, and centralized operational support. Additionally, the Company implemented a workforce reduction due to housing market trends and invested in digital transformation and technology to support its agents, franchisees, and consumers.

The following is a reconciliation of the beginning and ending reserve balances related to the Operational Efficiencies Plan:

	Personnel-related costs	Facility-related costs	Total
Balance at December 31, 2023	$10	$4	$14
Restructuring charges (a)	15	11	26
Costs paid or otherwise settled	(18)	(12)	(30)
Balance at December 31, 2024	$7	$3	10
_______________
(a)In addition, the Company incurred $8 million of facility-related costs for lease asset impairments in connection with the Operational Efficiencies Plan during the year ended December 31, 2024.
The following table shows the total costs by type of cost related to the Operational Efficiencies Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$50	$50	$—
Facility-related costs	39	39	—
Total	$89	$89	$—
The following table shows the total costs by reportable segment and in Corporate and Other related to the Operational Efficiencies Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$17	$17	$—
Owned Brokerage Group	54	54	—
Title Group	5	5	—
Corporate and Other	13	13	—
Total	$89	$89	$—
Prior Restructuring Plans
During 2019, the Company took various strategic initiatives to reduce costs and institute operational and facility related efficiencies to drive profitability. During 2020, as a result of the COVID-19 pandemic, the Company transitioned substantially all of its employees to a remote-work environment which allowed the Company to reevaluate its office space needs. As a result, additional facility and operational efficiencies were identified and implemented which included the transformation of its corporate headquarters in Madison, New Jersey to an open-plan innovation hub. At December 31, 2023, the remaining liability related to these initiatives was $9 million. During the year ended December 31, 2024, the Company incurred $4 million of costs and paid or settled $6 million of costs resulting in a remaining accrual of $7 million at December 31, 2024. The remaining accrual of $7 million and total amount remaining to be incurred of $13 million primarily relate to the transformation of the Company's corporate headquarters.
15.COMMITMENTS AND CONTINGENCIES
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
The Company believes that it has adequately accrued for legal matters as appropriate. The Company records litigation accruals for legal matters when it is both probable that a liability will be incurred, and the amount of the loss can be reasonably estimated. Where the reasonable estimate of the probable loss is a range, the Company records as an accrual in its financial statements the most likely estimate of the loss, or the low end of the range if there is no "most likely" estimate. For other litigation, management is unable to provide a meaningful estimate of the possible loss or range of possible losses that could potentially result from such litigation.
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
Litigation contingencies incurred in connection with industry-wide antitrust lawsuits and class action lawsuits were: $2 million for the year ended December 31, 2024; $43 million for the year ended December 31, 2023; and $63 million for the year ended December 31, 2022.
All of these matters are presented as currently captioned, but as noted elsewhere in this Annual Report, Realogy Holdings Corp. has been renamed Anywhere Real Estate Inc.
Antitrust Litigation
The three bulleted cases directly below are class actions covering sellers of homes utilizing a broker during the class period that challenge residential real estate industry rules and practices that require an offer of compensation and payment of buyer-broker commissions and certain alleged associated practices, including in the following cases:
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
In addition, since late October 2023, dozens of copycat additional lawsuits with similar or related claims have been filed against various real estate brokerages, NAR, MLSs, and/or state and local Realtor associations, about a third of which name Anywhere, its subsidiaries or franchisees. In those cases, plaintiffs have generally either agreed to dismiss or stay the actions against Anywhere, its subsidiaries or franchisees pending the conclusion of the appeals of the trial court's grant of final approval of the Anywhere Settlement.
Separately, a putative nationwide class action on behalf of home buyers (instead of sellers) captioned Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division) was filed on January 25, 2021 ("Batton", formerly captioned as Leeder), in which the plaintiffs take issue with certain NAR policies, including those related to buyer-broker compensation at issue in the Moehrl,Burnett and Nosalek matters, but claim the alleged conspiracy has harmed buyers (instead of sellers), and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The only claims remaining outstanding are state law claims. The Company's motion to dismiss has been denied. The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation. In addition to these substantial defenses, the final approval of the Anywhere Settlement has limited the size of the Batton case because the settling plaintiffs are releasing claims of the type alleged in Batton. As noted above, the named plaintiffs in the Batton case have filed an appeal of the final approval of the Anywhere Settlement, objecting to the release of buy-side claims in that settlement.
Homie Technology v. National Association of Realtors, et al. (U.S. District Court for the District of Utah). On August 22, 2024, Homie Technology filed a complaint against NAR, the Company, several other real estate brokerages and franchisors and a MLS, seeking damages and injunctive relief, alleging that the defendants had conspired to exclude Homie and other new market entrants from the market for real estate brokerage services. The alleged conspiracy includes creating a market structure that facilitates boycotts of new entrants, including through the implementation and enforcement of NAR rules governing the operation of MLSs, which Homie claims to be exclusionary. Homie asserts violations of federal and state antitrust laws along with a common law claim of economic harm. The Company filed a motion to dismiss on October 18, 2024, which was heard by the court on February 20, 2025.
McFall v. Canadian Real Estate Association, et al., Federal Court, Canada, Court File No. T-119-24. In this putative class action, filed on January 18, 2024, plaintiff alleges that Coldwell Banker Canada, amongst other brokers, franchisors, Regional Real Estate Boards and the Canadian Real Estate Board conspired to fix the price of buyer brokerage services in violation of civil and criminal statutes. On March 14, 2024, the Court entered an order functionally staying the matter pending further order of the court. We believe the court will reexamine this order upon conclusion of the appeal in a previously filed matter involving similar allegations but different parties.
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

In January 2025, the Company entered into a settlement of the case, which remains subject to preliminary and final approval of the court, pursuant to which it will pay $20 million. The court’s preliminary approval hearing for the settlement is currently scheduled for February 27, 2025.
Other
Examples of other legal matters involving the Company may include but are not limited to:
•antitrust and anti-competition claims, including claims alleging exclusionary conduct or boycotts, among others;
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
•claims alleging violations of consumer protection laws;
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
* * *
Cendant Corporate Liabilities and Legacy Tax Matter
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $40 million and $38 million at December 31, 2024 and 2023, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased its accrual for this legacy tax matter in the first quarter of 2023 and as of December 31, 2024 the accrual is $40 million. On April 10, 2024, the Company's petition for rehearing was denied by the OTA, and the tax assessment is anticipated to become payable as early as first quarter of 2025, even if judicial relief is sought.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $518 million at December 31, 2024 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
Purchase Commitments and Minimum Licensing Fees
In the normal course of business, the Company makes various commitments to purchase goods or services from specific suppliers, including those related to capital expenditures. The purchase commitments made by the Company as of December 31, 2024 are approximately $98 million.
The Company is required to pay a minimum licensing fee to Sotheby’s which began in 2009 and continues through 2054. The annual minimum licensing fee is approximately $2 million per year. The Company is also required to pay a minimum licensing fee to Meredith Operations Corporation from 2009 through 2058 for the licensing of the Better Homes and

Gardens® Real Estate brand. The annual minimum fee was approximately $4 million in 2024 and will generally remain the same thereafter.
Future minimum payments for these purchase commitments and minimum licensing fees as of December 31, 2024 are as follows:

Year	Amount
2025	$61
2026	23
2027	18
2028	13
2029	13
Thereafter	180
Total	$308
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
The Company also maintains self-insurance arrangements relating to health and welfare, workers’ compensation, auto and general liability in addition to other benefits provided to the Company’s employees. The accruals for these self-insurance arrangements totaled approximately $13 million and $12 million for December 31, 2024 and 2023, respectively.
16.EQUITY
Changes in Accumulated Other Comprehensive Loss
The components of accumulated other comprehensive losses are as follows:

	Currency Translation Adjustments (a)	Minimum Pension Liability Adjustment		Accumulated Other Comprehensive Loss (b)
Balance at January 1, 2022	$(9)	$(41)		$(50)
Other comprehensive income before reclassifications	—	1		1
Amounts reclassified from accumulated other comprehensive loss	—	2	(c)	2
Income tax expense	—	(1)		(1)
Current period change	—	2		2
Balance at December 31, 2022	(9)	(39)		(48)
Other comprehensive income before reclassifications	—	2		2
Amounts reclassified from accumulated other comprehensive loss	—	3	(c)	3
Income tax expense	—	(1)		(1)
Current period change	—	4		4
Balance at December 31, 2023	(9)	(35)		(44)
Other comprehensive (loss) income before reclassifications	(1)	3		2
Amounts reclassified from accumulated other comprehensive loss	—	2	(c)	2
Income tax expense	—	(2)		(2)
Current period change	(1)	3		2
Balance at December 31, 2024	$(10)	$(32)		$(42)
_______________
(a)Assets and liabilities of foreign subsidiaries having non-U.S. dollar functional currencies are translated at exchange rates at the balance sheet dates and equity accounts are translated at historical spot rates. Revenues and expenses are translated at average exchange rates during the periods presented. The gains or losses resulting from translating foreign currency financial statements into U.S. dollars are included in accumulated other comprehensive income (loss). Gains or losses resulting from foreign currency transactions are included in the Consolidated Statements of Operations.
(b)As of December 31, 2024, the Company does not have any after-tax components of accumulated other comprehensive loss attributable to noncontrolling interests.
(c)These amounts represent the amortization of actuarial gain (loss) to periodic pension cost and were reclassified from accumulated other comprehensive loss to the general and administrative expenses line on the Consolidated Statement of Operations.

Anywhere Group Statements of Equity for the years ended December 31, 2024, 2023 and 2022
Total equity for Anywhere Group equals that of Anywhere, but the components, common stock and additional paid-in capital are different. The table below presents information regarding the balances and changes in common stock and additional paid-in capital of Anywhere Group for each of the three years ended December 31, 2024, 2023 and 2022.

	Anywhere Group Stockholder’s Equity
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity
	Shares	Amount
Balance at January 1, 2022	—	$—	$4,948	$(2,712)	$(50)	$6	$2,192
Cumulative effect adjustment due to the adoption of ASU 2020-06	—	—	(53)	5	—	—	(48)
Net (loss) income	—	—	—	(287)	—	4	(283)
Other comprehensive income	—	—	—	—	2	—	2
Repurchase of common stock	—	—	(97)	—	—	—	(97)
Contributions from Anywhere	—	—	2	—	—	—	2
Stock-based compensation	—	—	6	—	—	—	6
Dividends	—	—	—	—	—	(8)	(8)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2022	—	$—	$4,806	$(2,994)	$(48)	$3	$1,767
Net loss	—	—	—	(97)	—	(1)	(98)
Other comprehensive income	—	—	—	—	4	—	4
Stock-based compensation	—	—	8	—	—	—	8
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2023	—	$—	$4,814	$(3,091)	$(44)	$2	$1,681
Net (loss) income	—	—	—	(128)	—	1	(127)
Other comprehensive income	—	—	—	—	2	—	2
Stock-based compensation	—	—	14	—	—	—	14
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at December 31, 2024	—	$—	$4,828	$(3,219)	$(42)	$3	$1,570
17.EARNINGS (LOSS) PER SHARE
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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of December 31, 2024 as the closing price of the Company's common stock as of December 31, 2024 was less than the initial exchange price.
The Company was in a net loss position for the years ended December 31, 2024, 2023 and 2022. Therefore, the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. From the date of authorization through December 31, 2024, the Company repurchased and retired 8.8 million shares of common stock for $97 million. The Company has not repurchased any shares under the share repurchase program since 2022. As of December 31, 2024, $203 million remained available for repurchase under the share repurchase program. The purchase of shares under this plan reduces the weighted-average number of shares outstanding in the basic earnings per share calculation. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
18.RISK MANAGEMENT AND FAIR VALUE OF FINANCIAL INSTRUMENTS
RISK MANAGEMENT
The following is a description of the Company’s risk management policies.
Interest Rate Risk
The Company is exposed to market risk from changes in interest rates primarily through senior secured debt. At December 31, 2024, the Company's primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility.
As of December 31, 2024, the Company had variable interest rate debt from outstanding amounts under Revolving Credit Facility of $490 million, which was based on Term SOFR, excluding $140 million of securitization obligations.
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
As of December 31, 2024, there were no significant concentrations of credit risk with any individual counterparty or a group of counterparties. The Company actively monitors the credit risk associated with the Company’s receivables.
Market Risk Exposure
Owned Brokerage Group operates real estate brokerage offices located in and around large metropolitan areas in the U.S. Owned Brokerage Group has more offices and realizes more of its revenues in California, Florida and the New York metropolitan area than any other regions of the country. For the year ended December 31, 2024, Owned Brokerage Group generated approximately 23% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida. For the year ended December 31, 2023, Owned Brokerage Group generated approximately 22% of its revenues from California, 21% from the New York metropolitan area and 14% from Florida. For the year ended December 31, 2022, Owned Brokerage Group generated approximately 23% of its revenues from California, 21% from the New York metropolitan area and 13% from Florida.

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
The following table summarizes fair value measurements by level at December 31, 2024 for assets and liabilities measured at fair value on a recurring basis:

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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2023	$4
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	(2)
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at December 31, 2024	$2
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	December 31, 2024		December 31, 2023
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$490	$490	$285	$285
Term Loan A Facility	—	—	206	205
7.00% Senior Secured Second Lien Notes	640	564	640	590
5.75% Senior Notes	558	442	576	448
5.25% Senior Notes	449	337	457	336
0.25% Exchangeable Senior Notes	403	359	403	314
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
19.SEGMENT INFORMATION
The reportable segments presented represent those for which the Company maintains separate financial information regularly provided to and reviewed by its chief operating decision maker ("CODM") for performance assessment and resource allocation. The Company's CODM is the Company's Chief Executive Officer and President. The classification of reportable segments also considers the distinctive nature of services offered by each segment as follows:
•Franchise Group is comprised of the Company's franchise business which franchises a portfolio of well-known, industry-leading franchise brokerage brands and also includes the Company's global relocation services operation and lead generation activities.
•Owned Brokerage Group operates a full-service real estate brokerage business and also includes the Company's share of equity earnings or losses from its minority-owned real estate auction joint venture.
•Title Group provides full-service title, escrow and settlement services to consumers, real estate companies, corporations and financial institutions primarily in support of residential real estate transactions. This segment also includes the Company's share of equity earnings or losses from Guaranteed Rate Affinity, its minority-owned mortgage origination joint venture, and from its minority-owned title insurance underwriter joint venture.
The CODM evaluates the performance of the Company's reportable segments primarily through two measures: revenue and operating EBITDA. The CODM focuses on revenue and operating EBITDA by reportable segment in evaluating period over period performance, including budget-to-actual variances, while also taking into consideration current market conditions. This approach provides greater transparency into the operating results of each reportable segment and facilitates effective resource allocation.
Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include non-cash stock-based compensation, restructuring charges, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, and gains or losses on discontinued operations or the sale of businesses, investments, or other assets. Effective December 31, 2024, the definition of Operating EBITDA was updated to include adjustments for non-cash stock-based compensation and legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits to conform with similar adjustments and measures disclosed by industry competitors. These updates primarily impact total company Operating

EBITDA. For consistency and to align with how the CODM evaluates performance, prior periods have been recast to align with the updated definition. The changes have an immaterial impact on segment profitability and do not materially alter trends or comparability across reporting periods.
Set forth in the tables below are Segment net revenues and a reconciliation to Total consolidated net revenues and Segment operating EBITDA and a reconciliation to Net loss attributable to Anywhere and Anywhere Group before income taxes for the years ended December 31, 2024, 2023 and 2022.

	Year Ended December 31, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$642	$4,688	$362	$5,692
Intersegment revenues (a)	319	—	—	319
Segment net revenues	961	4,688	362	6,011

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(319)
Total consolidated net revenues				5,692

Less (b):
Commission and other agent-related costs	—	3,718	—	3,718
Operating	248	882	299	1,429
Marketing	89	102	18	209
General and administrative (c)	103	85	59	247
Equity in earnings	—	(5)	(2)	(7)
Other segment items (d)	—	(1)	1	—
Segment operating EBITDA	521	(93)	(13)	415

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				2
Gain on the early extinguishment of debt				(7)
Other corporate expenses				125
Depreciation and amortization				198
Interest expense, net				153
Stock-based compensation				17
Restructuring costs, net				32
Impairments				20
Legal contingencies				2
Loss on the sale of businesses, investments or other assets, net				3
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(130)
_______________
(a)Intersegment revenues include intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group and are eliminated in consolidation.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(c)General and administrative expenses exclude non-cash stock-based compensation and legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits.
(d)Other segment items include Net income (loss) attributable to noncontrolling interests and other non-operating items. Amounts are immaterial to each segment.

	Year Ended December 31, 2023
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$668	$4,628	$340	$5,636
Intersegment revenues (a)	315	—	—	315
Segment net revenues	983	4,628	340	5,951

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(315)
Total consolidated net revenues				5,636

Less (b):
Commission and other agent-related costs	—	3,664	—	3,664
Operating	259	893	294	1,446
Marketing	95	114	19	228
General and administrative (c)	102	93	52	247
Equity in earnings	—	(2)	(7)	(9)
Other segment items (d)	—	1	(2)	(1)
Segment operating EBITDA	527	(135)	(16)	376

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				18
Gain on the early extinguishment of debt				(169)
Other corporate expenses				121
Depreciation and amortization				196
Interest expense, net				151
Stock-based compensation				12
Restructuring costs, net				49
Impairments				65
Legal contingencies				43
Loss on the sale of businesses, investments or other assets, net				2
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(112)
_______________
(a)Intersegment revenues include intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group and are eliminated in consolidation.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(c)General and administrative expenses exclude non-cash stock-based compensation and legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits.
(d)Other segment items include Net income (loss) attributable to noncontrolling interests and other non-operating items. Amounts are immaterial to each segment.

	Year Ended December 31, 2022
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$772	$5,606	$530	$6,908
Intersegment revenues (a)	373	—	—	373
Segment net revenues	1,145	5,606	530	7,281

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(373)
Total consolidated net revenues				6,908

Less (b):
Commission and other agent-related costs	—	4,415	—	4,415
Operating	272	1,034	428	1,734
Marketing	106	141	20	267
General and administrative (c)	94	71	59	224
Equity in losses	—	17	11	28
Other segment items (d)	—	—	1	1
Segment operating EBITDA	673	(72)	11	612

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				1
Loss on the early extinguishment of debt				96
Other corporate expenses				78
Depreciation and amortization				214
Interest expense, net				113
Stock-based compensation				22
Restructuring costs, net				32
Impairments				483
Legal contingencies				63
Gain on the sale of businesses, investments or other assets, net				(135)
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(355)
_______________
(a)Intersegment revenues include intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group and are eliminated in consolidation.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(c)General and administrative expenses exclude non-cash stock-based compensation and legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits.
(d)Other segment items include Net income (loss) attributable to noncontrolling interests and other non-operating items. Amounts are immaterial to each segment.

Reconciliations of reportable segment assets and other significant items to consolidated totals:

	As of and for the year ended December 31, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
Total assets	$4,326	$561	$509	$5,396	$240	$5,636
Capital expenditures	26	28	7	61	17	78
Investment in equity method investees	—	31	151	182	—	182
Depreciation and amortization	117	46	18	181	17	198

	As of and for the year ended December 31, 2023
	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
Total assets	$4,430	$630	$531	$5,591	$248	$5,839
Capital expenditures	28	24	7	59	13	72
Investment in equity method investees	—	26	152	178	—	178
Depreciation and amortization	114	52	12	178	18	196

	As of and for the year ended December 31, 2022
	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
Capital expenditures	$42	$40	$11	$93	$16	$109
Depreciation and amortization	119	63	11	193	21	214
The geographic segment information provided below is classified based on the geographic location of the Company’s subsidiaries.

	United States	All Other Countries	Total
On or for the year ended December 31, 2024
Net revenues	$5,626	$66	$5,692
Total assets	5,589	47	5,636
Net property and equipment	246	1	247
On or for the year ended December 31, 2023
Net revenues	$5,562	$74	$5,636
Total assets	5,784	55	5,839
Net property and equipment	279	1	280
On or for the year ended December 31, 2022
Net revenues	$6,829	$79	$6,908
Total assets	6,309	74	6,383
Net property and equipment	316	1	317

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
3.2    Seventh Amended and Restated Bylaws of Anywhere Real Estate Inc., as adopted by the Board of Directors, effective July 30, 2024 (Incorporated by reference to Exhibit 3.1 to Registrants' Form 10-Q for the period ended June 30, 2024).
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
4.5    Supplemental Indenture No. 3 dated as of May 10, 2022 to the 5.75% Senior Note Indenture (Incorporated by reference to Exhibit 4.1 to Registrants' Form 10-Q for the period ended March 31, 2023.
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
4.9    Supplemental Indenture No. 2 dated as of May 10, 2022 to the 0.25% Exchangeable Senior Note Indenture (Incorporated by reference to Exhibit 4.3 to Registrants' Form 10-Q for the period ended March 31, 2023).
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
4.12    Supplemental Indenture No. 1 dated as of May 10, 2022 to the 5.25% Senior Note Indenture (Incorporated by reference to Exhibit 4.2 to Registrants' Form 10-Q for the period ended March 31, 2023).
4.13    Specimen Common Stock Certificate (Incorporated by reference to Exhibit 3.1 to Registrants' Form 10-Q for the period ended March 31, 2023).
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
4.16    Description of the Registrant's Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934 (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on May 3, 2023).
10.1    Tax Sharing Agreement by and among Anywhere Real Estate Group LLC (f/k/a Realogy Corporation), Cendant Corporation, Wyndham Worldwide Corporation and Travelport Inc. dated as of July 28, 2006 (the "Tax Sharing Agreement") (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Group LLC's Form 10-Q for the period ended June 30, 2009).
10.2    Amendment executed July 8, 2008 and effective as of July 26, 2006 to the Tax Sharing Agreement (Incorporated by reference to Exhibit 10.2 to Anywhere Real Estate Group LLC's Form 10-Q for the period ended June 30, 2008).
10.3    Eleventh Amendment, dated as of July 27, 2022, to the Amended and Restated Credit Agreement (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on July 28, 2022).
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
10.6    First Priority Intercreditor Agreement, dated as of February 2, 2012, among Anywhere Real Estate Group LLC (f/k/a Realogy Corporation), the other Grantors (as defined therein) from time to time party hereto, JPMorgan Chase Bank, N.A., as collateral agent for the Credit Agreement Secured Parties (as defined therein) and as Authorized Representative for the Credit Agreement Secured Parties, The Bank of New York, Mellon Trust Company, N.A., as the collateral agent and Authorized Representative for the Initial Additional First Lien Priority Note Secured Parties (as defined therein) (Incorporated by reference as Exhibit 10.13 to Registrants' Form 10-K for the year ended December 31, 2011).
10.7    Joinder No. 1 dated as of October 23, 2015 to the First Lien Priority Intercreditor Agreement dated as of February 2, 2012, with JPMorgan Chase Bank, N.A. and the other parties thereto (Incorporated by reference to Exhibit 10.4 to Registrants' Current Report on Form 8-K filed on October 28, 2015).
10.8    Exchange Agreement dated as of July 25, 2023, by and among Anywhere Real Estate Group LLC, Anywhere Co-Issuer Corp., Anywhere Real Estate Inc., Anywhere Intermediate Holdings LLC, the subsidiary guarantors party thereto and funds managed by Angelo Gordon & Co., L.P. (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K/A filed on July 26, 2023).
10.9    First Lien/Second Lien Intercreditor Agreement, dated as of August 24, 2023, by and among the Issuer and each of the other loan parties from time to time party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative, the Collateral Agent, as the Initial Second Lien Priority Representative, and each additional First Lien Priority Representative and additional Second Lien Priority Representative from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023).
10.10    Collateral Agreement, dated as of August 24, 2023, among the Issuers, Intermediate Holdings, and the Subsidiary Guarantors, as Grantors, and The Bank of New York Mellon Trust Company, N.A., as the Collateral

Exhibit    Description
Agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on August 25, 2023).
10.11    Cooperation Agreement, dated February 8, 2024, between Anywhere Real Estate Inc. and Angelo Gordon & Co., L.P. and certain affiliated investors (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on February 8, 2024).
10.12    Amendment No. 1 to Cooperation Agreement, dated February 8, 2024, between Anywhere Real Estate Inc. and Angelo Gordon & Co., L.P. and certain affiliated investors ((Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the period ended March 31, 2024).
10.13    Trademark License Agreement, dated as of February 17, 2004, among SPTC Delaware LLC (as assignee of SPTC, Inc.), Sotheby’s (as successor to Sotheby’s Holdings, Inc.), Cendant Corporation and Sotheby's International Realty Licensee Corporation (f/k/a Monticello Licensee Corporation)(the "Trademark License Agreement") (Incorporated by reference to Exhibit 10.12 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.14    Amendment No. 1 to Trademark License Agreement, dated May 2, 2005 (Incorporated by reference to Exhibit 10.12(a) to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.15    Amendment No. 2 to Trademark License Agreement, dated May 2, 2005 (Incorporated by reference to Exhibit 10.12(b) to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.16    Consent of SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.) and Sotheby’s International Realty License Corporation (Incorporated by reference to Exhibit 10.12(c) to Amendment No. 5 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation) Registration Statement on Form 10 (File No. 001-32852)).
10.17    Joinder Agreement dated as of January 1, 2005, between SPTC Delaware LLC, Sotheby’s (as successor to Sotheby’s Holdings, Inc.), and Cendant Corporation and Sotheby’s International Realty Licensee Corporation (Incorporated by reference to Exhibit 10.11 to Anywhere Real Estate Group LLC's ((f/k/a Realogy Corporation) Form 10-Q for the period ended June 30, 2009).
10.18    Amendment No. 3 to Trademark License Agreement dated January 14, 2011 (Incorporated by reference to Exhibit 10.49 to Anywhere Real Estate Group LLC's (f/k/a Realogy Corporation's) Form 10-K for the year ended December 31, 2010).
10.19    Lease Agreement dated November 23, 2011, between 175 Park Avenue, LLC and Anywhere Real Estate Operations LLC (f/k/a Realogy Operations LLC) (Incorporated by reference to Exhibit 10.57 to Registrants' Form 10-K for the year ended December 31, 2011).
10.20    First Amendment to Lease dated April 29, 2013, between 175 Park Avenue, LLC and Anywhere Real Estate Operations LLC (f/k/a Realogy Operations LLC) amending Lease dated November 23, 2011 (Incorporated by reference to Exhibit 10.3 to Registrants' Form 10-Q for the period ended March 31, 2013).
10.21    Guaranty dated November 23, 2011, by Anywhere Real Estate Group LLC (f/k/a Realogy Corporation) to 175 Park Avenue, LLC (Incorporated by reference to Exhibit 10.58 to Registrants' Form 10-K for the year ended December 31, 2011).
10.22    Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.79 to Anywhere Real Estate Inc.'s (f/k/a Realogy Holdings Corp.) Registration Statement on Form S-1 (File No. 333-181988).
10.23    Form of Note Hedge Confirmation (incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on June 3, 2021).
10.24    Form of Warrant Confirmation (incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on June 3, 2021.
10.25    Binding Term Sheet, dated November 6, 2024, by and between RE Closing Buyer Corp. and Secured Land Transfers LLC (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the period ended September 30, 2024).
10.26**    Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.2 to Anywhere Real Estate Inc.'s Registration Statement on Form S-8 filed on October 12, 2012).

Exhibit    Description
10.27**    Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Inc.'s Current Report on Form 8-K filed on May 5, 2016).
10.28**    Realogy Holdings Corp. (now known as Anywhere Real Estate Inc.) 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Inc.'s Registration Statement on Form S-8 filed on May 2, 2018).
10.29**    Anywhere Real Estate Inc. Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Inc.'s Current Report on Form 8-K filed on May 5, 2021).
10.30**    Second Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on May 3, 2023).
10.31**    Form of Notice of Grant and Stock Option Agreement under the 2012 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2013).
10.32**    Form of Notice of Grant and Stock Option Agreement under the Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to Registrants' Form 10-K for the year ended December 31, 2016).
10.33**    Form of Notice of Grant and Stock Option Agreement under the 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.67 to Registrants' Form 10-K for the year ended December 31, 2018).
10.34**    Form of Notice of Grant and Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.1 to Registrants' Form 10-Q for the period ended March 31, 2022).
10.35**    Form of Notice of Grant and Performance Share Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.2 to the Registrants' Form 10-Q for the period ended March 31, 2022).
10.36** *    Form of Notice of Grant and Cash-Settled Restricted Stock Unit Agreement under the Amended and Restated 2018 Long-Term Incentive Plan.
10.37** * Form of Notice of Grant and Cash Long-Term Performance Award Agreement under the Amended and Restated 2018 Long-Term Incentive Plan.
10.38** *     Form of Notice of Grant and Restricted Stock Unit Agreement under the Second Amended and Restated 2018 Long-Term Incentive Plan.
10.39** *    Form of Notice of Grant and Performance Share Unit Agreement under the Second Amended and Restated 2018 Long-Term Incentive Plan.
10.40** *    Form of Notice of Grant and Cash-Settled Restricted Stock Unit Agreement under the Second Amended and Restated 2018 Long-Term Incentive Plan.
10.41** * Form of Notice of Grant and Cash Long-Term Performance Award Agreement under the Second Amended and Restated 2018 Long-Term Incentive Plan.
10.42** *    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Second Amended and Restated 2018 Long-Term Incentive Plan.
10.43**    Special Performance Award Notice of Grant & Award Agreement dated November 20, 2023, between Anywhere Real Estate Inc. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.1 to Registrants’ Current Report on Form 8-K filed on November 22, 2023).
10.44**    Special Performance and Retention Award and Retention and Cash-Settled Restricted Stock Unit Notice of Grant and Award Agreement dated February 22, 2024, between Anywhere Real Estate Inc. and Charlotte C. Simonelli (Incorporated by reference to Exhibit 10.2 to Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2024).
10.45**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Severance Pay Plan for Executives (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.46**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) First Amendment to Severance Pay Plan for Executives (Incorporated by reference to Exhibit 10.52 to Registrants' Form 10-K for the year ended December 31, 2022).
10.47**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Change in Control Plan for Executives (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on November 6, 2018).

Exhibit    Description
10.48**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Executive Restrictive Covenant Agreement (Incorporated by reference to Exhibit 10.3 to Registrants' Current Report on Form 8-K filed on November 6, 2018).
10.49**    Amended and Restated Realogy Group LLC (now known as Anywhere Real Estate Group LLC) Executive Deferred Compensation Plan (the "Amended and Restated Executive Deferred Compensation Plan") (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on April 9, 2013).
10.50**    Amendment No. 1 dated November 4, 2014 to the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.26 to Registrants' Form 10-K for the year ended December 31, 2014).
10.51**    Amendment No. 2 dated December 11, 2014 the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.27 to Registrants' Form 10-K for the year ended December 31, 2014).
10.52**    Amendment No. 3 dated December 15, 2017 to the Amended and Restated Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on December 15, 2017).
10.53**    Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) Director Deferred Compensation Plan (the "Director Deferred Compensation Plan") (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the period ended March 31, 2013).
10.54**    Amendment No. 1 dated November 4, 2014 to the Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.29 to Registrants' Form 10-K for the year ended December 31, 2014).
10.55**    Amendment No. 2 dated December 11, 2014 to the Director Deferred Compensation Plan (Incorporated by reference to Exhibit 10.30 to Registrants' Form 10-K for the year ended December 31, 2014).
10.56**    Amended and Restated Employment Agreement, dated as of August 4, 2022, between Anywhere Real Estate Inc. and Ryan M. Schneider (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the period ended June 30, 2022, filed on August 5, 2022).
10.57**    Letter Agreement dated February 28, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Charlotte Simonelli (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on March 11, 2019).
10.58**    Letter Agreement dated February 26, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Marilyn J. Wasser (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the period ended March 31, 2019).
10.59**    Letter Agreement dated February 23, 2016 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Donald J. Casey (Incorporated by reference to Exhibit 10.27 to Registrants' Form 10-K for the year ended December 31, 2018).
10.60**    Letter Agreement dated November 30, 2020, between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Susan Yannaccone (Incorporated by reference to Exhibit 10.1 to Registrants Form 10-Q filed on May 3, 2023).
10.61** *    Letter Agreement dated February 1, 2024, between Anywhere Real Estate Inc. and Rudy Wolfs.
19.1*    Procedures and Guidelines Governing Securities Trades by Company Personnel.
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
97.1**    Executive Officer Mandatory Compensation Clawback Policy (Incorporated by reference to Exhibit 97.1 of the Registrants' Annual Report on Form 10-K for the year ended December 31, 2023).
101    The following information from Anywhere's Annual Report on Form 10-K for the fiscal year ended December 31, 2024, formatted in iXBRL (Inline Extensible Business Reporting Language): (i) the Consolidated Balance Sheets as of December 31, 2024 and 2023; (ii) the Consolidated Statements of Operations for the years ended December 31, 2024, 2023 and 2022; (iii) the Consolidated Statements of Comprehensive Loss for the years ended December 31, 2024, 2023 and 2022; (iv) the Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2024, 2023 and 2022; (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022; and (vi) the Notes to the Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted in iXBRL and contained in Exhibit 101).
_______________
*    Filed herewith.
**    Compensatory plan or arrangement.