Form 10-Q
period 2025-03-31
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2025-05-07
CIK 1398987, 1355001

~~______________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 111,805,379 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of May 5, 2025.
~~______________________________________________________________________________________________________~~

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
FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934 (the "Exchange Act"). Forward-looking statements include all statements that do not relate solely to historical or current facts, and can generally be identified by the use of words such as "believe," "expect," "anticipate," "intend," "project," "estimate," "potential," "plan," and similar expressions or future or conditional verbs such as "will," "should," "would," "may" and "could."
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
The following include some, but not all, of the risks and uncertainties that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•The residential real estate market is cyclical, and we are negatively impacted by downturns and disruptions in this market, including factors that impact homesale transaction volume (closed homesale sides times average homesale price), such as:
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
•We are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, including those arising from actual or potential changes in trade policy;
•Changes to industry rules or practices that prohibit, restrict or adversely alter policies, practices, rules or regulations governing the functioning of the residential real estate market (regardless of whether such changes are driven by regulatory action, litigation outcomes, or otherwise) could materially adversely affect our operations and financial results;

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
•We have substantial indebtedness that will mature (or may spring forward) in 2026 and we may not be able to refinance or restructure any such debt on terms as favorable as those of currently outstanding debt, or at all, including as a result of global and national macroeconomic factors and their impact on the credit and capital markets;
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
•We face risks related to severe weather events, natural disasters and other catastrophic events;
•Increasing scrutiny and changing expectations related to corporate sustainability practices may impose additional costs on us or expose us to reputational or other risks;
•Market forecasts and estimates, including our internal estimates, may prove to be inaccurate; and
•We face risks related to our common stock, including that price of our common stock may fluctuate significantly.
More information on factors that could cause actual results or events to differ materially from those anticipated is included from time to time in our reports filed with the Securities and Exchange Commission ("SEC"), including this Quarterly Report and our Annual Report on Form 10-K for the year ended December 31, 2024 (the "2024 Form 10-K"), particularly under the captions "Risk Factors" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Most of these factors are difficult to anticipate and are generally beyond our control. You should consider these factors in connection with any forward-looking statements that may be made by us and our businesses generally.
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of March 31, 2025, and the related condensed consolidated statements of operations, of comprehensive loss and of cash flows for the three-month periods ended March 31, 2025 and 2024, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of March 31, 2025, and the related condensed consolidated statements of operations, of comprehensive loss and of cash flows for the three-month periods ended March 31, 2025 and 2024, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, of comprehensive loss and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2024 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
May 7, 2025

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Revenues
Gross commission income	$976	$907
Service revenue	125	119
Franchise fees	73	70
Other	30	30
Net revenues	1,204	1,126
Expenses
Commission and other agent-related costs	785	726
Operating	277	273
Marketing	44	45
General and administrative	103	99
Former parent legacy (benefit) cost, net	(3)	1
Restructuring costs, net	12	11
Impairments	6	6
Depreciation and amortization	46	55
Interest expense, net	36	39
Other income, net	(1)	(1)
Total expenses	1,305	1,254
Loss before income taxes, equity in losses and noncontrolling interests	(101)	(128)
Income tax benefit	(24)	(28)
Equity in losses of unconsolidated entities	1	1
Net loss	(78)	(101)
Less: Net income attributable to noncontrolling interests	—	—
Net loss attributable to Anywhere and Anywhere Group	$(78)	$(101)

Loss per share attributable to Anywhere shareholders:
Basic loss per share	$(0.70)	$(0.91)
Diluted loss per share	$(0.70)	$(0.91)
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	111.4	110.7
Diluted	111.4	110.7
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In millions)
(Unaudited)

	Three Months Ended
	March 31,
	2025	2024
Net loss	$(78)	$(101)
Currency translation adjustment	—	(1)
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	1	—
Other comprehensive income (loss), before tax	1	(1)
Income tax expense related to items of other comprehensive income (loss) amounts	—	—
Other comprehensive income (loss), net of tax	1	(1)
Comprehensive loss	(77)	(102)
Less: comprehensive income attributable to noncontrolling interests	—	—
Comprehensive loss attributable to Anywhere and Anywhere Group	$(77)	$(102)

See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	March 31, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$110	$118
Restricted cash	5	6
Trade receivables (net of allowance for doubtful accounts of $17 for both periods presented)	109	101
Relocation receivables	165	150
Other current assets	200	206
Total current assets	589	581
Property and equipment, net	237	247
Operating lease assets, net	323	331
Goodwill	2,499	2,499
Trademarks	584	584
Franchise agreements, net	804	821
Other intangibles, net	101	106
Other non-current assets	451	467
Total assets	$5,588	$5,636
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$98	$101
Securitization obligations	135	140
Current portion of long-term debt	610	490
Current portion of operating lease liabilities	100	105
Accrued expenses and other current liabilities	506	553
Total current liabilities	1,449	1,389
Long-term debt	2,033	2,031
Long-term operating lease liabilities	278	284
Deferred income taxes	183	207
Other non-current liabilities	149	155
Total liabilities	4,092	4,066
Commitments and contingencies (Note 6)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at March 31, 2025 and December 31, 2024	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 111,805,042 shares issued and outstanding at March 31, 2025 and 111,261,825 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	4,830	4,827
Accumulated deficit	(3,297)	(3,219)
Accumulated other comprehensive loss	(41)	(42)
Total stockholders' equity	1,493	1,567
Noncontrolling interests	3	3
Total equity	1,496	1,570
Total liabilities and equity	$5,588	$5,636
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net loss	$(78)	$(101)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	55
Deferred income taxes	(24)	(28)
Impairments	6	6
Amortization of deferred financing costs and debt premium	2	2
Gain on the sale of businesses, investments or other assets, net	(1)	—
Equity in losses of unconsolidated entities	1	1
Stock-based compensation	5	4
Other adjustments to net loss	—	(1)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(8)	(5)
Relocation receivables	(15)	(9)
Other assets	1	18
Accounts payable, accrued expenses and other liabilities	(44)	(60)
Dividends received from unconsolidated entities	8	—
Other, net	(4)	(4)
Net cash used in operating activities	(105)	(122)
Investing Activities
Property and equipment additions	(20)	(18)
Proceeds from the sale of investments in unconsolidated entities	2	—
Other, net	5	2
Net cash used in investing activities	(13)	(16)
Financing Activities
Net change in Revolving Credit Facility	120	153
Amortization payments on term loan facilities	—	(5)
Net change in securitization obligations	(5)	(5)
Taxes paid related to net share settlement for stock-based compensation	(2)	(3)
Other, net	(4)	(6)
Net cash provided by financing activities	109	134
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	—	—
Net decrease in cash, cash equivalents and restricted cash	(9)	(4)
Cash, cash equivalents and restricted cash, beginning of period	124	119
Cash, cash equivalents and restricted cash, end of period	$115	$115

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $2 for both periods presented)	$29	$31
Income tax refunds, net	(18)	(1)
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of March 31, 2025 and the results of operations and comprehensive loss for the three months ended March 31, 2025 and 2024 and cash flows for the three months ended March 31, 2025 and 2024. The Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table summarizes fair value measurements by level at March 31, 2025 for assets and liabilities measured at fair value on a recurring basis:

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

The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2024	$2
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	—
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at March 31, 2025	$2
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	March 31, 2025		December 31, 2024
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$610	$610	$490	$490
7.00% Senior Secured Second Lien Notes	640	569	640	564
5.75% Senior Notes	558	453	558	442
5.25% Senior Notes	449	334	449	337
0.25% Exchangeable Senior Notes	403	375	403	359
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At March 31, 2025, the Company had various equity method investments totaling $166 million recorded on the other non-current assets line on the accompanying Condensed Consolidated Balance Sheets. Although the Company holds certain governance rights, it lacks controlling financial or operational interests in these investments.
The Company recorded equity in (earnings) losses from its equity method investments as follows:

	Three Months Ended March 31,
	2025	2024
Guaranteed Rate Affinity (a)	$1	$2
Title Insurance Underwriter Joint Venture (b)	—	—
Other equity method investments (c)	—	(1)
Equity in losses of unconsolidated entities	$1	$1
_______________
(a)The Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate Affinity") at Title Group had an investment balance of $53 million and $65 million at March 31, 2025 and December 31, 2024, respectively. The Company received $11 million in cash dividends from Guaranteed Rate Affinity during the first quarter of 2025.
(b)The Company's 22% equity interest in the Title Insurance Underwriter Joint Venture at Title Group had an investment balance of $73 million at both March 31, 2025 and December 31, 2024.
(c)The Company's various other equity method investments at Title Group and Brokerage Group had a total investment balance of $40 million and $44 million at March 31, 2025 and December 31, 2024, respectively. The Company received $3 million in cash dividends from other equity method investments during the first quarter of 2025.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $24 million and a benefit of $28 million for the three months ended March 31, 2025 and 2024, respectively.

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

	Three Months Ended March 31,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Gross commission income (a)	$—	$—	$976	$907	$—	$—	$—	$—	$976	$907
Service revenue (b)	45	46	5	4	75	69	—	—	125	119
Franchise fees (c)	138	131	—	—	—	—	(65)	(61)	73	70
Other (d)	21	23	9	8	3	2	(3)	(3)	30	30
Net revenues	$204	$200	$990	$919	$78	$71	$(68)	$(64)	$1,204	$1,126
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2025	Additions during the period	Recognized as Revenue during the period	Ending Balance at March 31, 2025
Franchise Group:
Deferred area development fees (a)	$37	$1	$(1)	$37
Deferred brand marketing fund fees (b)	15	15	(18)	12
Deferred outsourcing management fees (c)	3	10	(9)	4
Other deferred income related to revenue contracts	5	8	(4)	9
Total Franchise Group	60	34	(32)	62
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	2	—	13
Other deferred income related to revenue contracts	1	3	(1)	3
Total Owned Brokerage Group	12	5	(1)	16
Total	$72	$39	$(33)	$78
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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease additions of $3 million during the three months ended March 31, 2024 which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of March 31, 2025 have not changed materially from the amounts reported in the 2024 Form 10-K.
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
The FASB issued ASU 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures". This standard includes enhanced income tax disclosures primarily related to the effective tax rate reconciliation and income taxes paid for annual periods. The new standard is effective for annual financial statements of public business entities for fiscal years beginning after December 15, 2024, with early adoption permitted. The new guidance should be adopted on a prospective basis with retrospective application permitted. The Company has not adopted this standard early and is currently evaluating the impact of the new guidance on its financial statement disclosures.
2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2024	$3,953	$1,089	$455	$5,497
Goodwill acquired	—	—	—	—
Goodwill reduction	—	—	—	—
Goodwill (gross) at March 31, 2025	3,953	1,089	455	5,497

Accumulated impairment losses at December 31, 2024	(1,586)	(1,088)	(324)	(2,998)
Goodwill impairment	—	—	—	—
Accumulated impairment losses at March 31, 2025 (a)	(1,586)	(1,088)	(324)	(2,998)
Goodwill (net) at March 31, 2025	$2,367	$1	$131	$2,499
_______________
(a)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.

Intangible Assets
Intangible assets are as follows:

	As of March 31, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,206	$804	$2,010	$1,189	$821
Indefinite life—Trademarks (b)	$584		$584	$584		$584
Other Intangibles
Amortizable—License agreements (c)	$45	$17	$28	$45	$17	$28
Amortizable—Customer relationships (d)	449	406	43	449	401	48
Indefinite life—Title plant shares (e)	30		30	30		30
Amortizable—Other (f)	4	4	—	4	4	—
Total Other Intangibles	$528	$427	$101	$528	$422	$106
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
Intangible asset amortization expense is as follows:

	Three Months Ended March 31,
	2025	2024
Franchise agreements	$17	$16
Customer relationships	5	6
Total	$22	$22
Based on the Company’s amortizable intangible assets as of March 31, 2025, the Company expects related amortization expense for the remainder of 2025, the four succeeding years and thereafter to be approximately $67 million, $89 million, $74 million, $68 million, $68 million and $509 million, respectively.
3.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	March 31, 2025	December 31, 2024
Prepaid contracts and other prepaid expenses	$82	$75
Prepaid agent incentives	37	37
Franchisee sales incentives	28	29
Income tax receivables	16	35
Other	37	30
Total other current assets	$200	$206

Accrued expenses and other current liabilities consisted of:

	March 31, 2025	December 31, 2024
Accrued payroll and related employee costs	$108	$170
Advances from clients	26	24
Accrued volume incentives	27	27
Accrued commissions	40	41
Restructuring accruals	12	9
Deferred income	51	45
Accrued interest	44	36
Current portion of finance lease liabilities	6	7
Due to former parent	41	40
Other	151	154
Total accrued expenses and other current liabilities	$506	$553
4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	March 31, 2025	December 31, 2024
Revolving Credit Facility	$610	$490
7.00% Senior Secured Second Lien Notes	630	630
5.75% Senior Notes	559	558
5.25% Senior Notes	444	444
0.25% Exchangeable Senior Notes	400	399
Total Short-Term & Long-Term Debt	$2,643	$2,521
Securitization Obligations:
Apple Ridge Funding LLC	$135	$140
Indebtedness Table
As of March 31, 2025, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (a)	(b)	July 2027 (c)	$610	$ *	$610
Senior Secured Second Lien Notes	7.00%	April 2030	640	10	630
Senior Notes	5.75%	January 2029	558	(1)	559
Senior Notes	5.25%	April 2030	449	5	444
Exchangeable Senior Notes	0.25%	June 2026	403	3	400
Total Short-Term & Long-Term Debt			$2,660	$17	$2,643
Securitization obligations: (d)
Apple Ridge Funding LLC		May 2025	$135	$ *	$135
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(a)As of March 31, 2025, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of March 31, 2025, there were $610 million of outstanding borrowings under the Revolving Credit Facility and $32 million of outstanding undrawn letters of credit. On May 5, 2025, the Company had $680 million of outstanding borrowings under the Revolving Credit Facility and $32 million of outstanding undrawn letters of credit.
(b)The interest rate with respect to revolving loans under the Revolving Credit Facility at March 31, 2025 is based on, at the Company's option, Term Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank,

N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended March 31, 2025.
(c)The maturity date of the Revolving Credit Facility is July 27, 2027; however, it may spring forward to March 16, 2026 if the Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026).
(d)Anywhere Group has secured obligations through Apple Ridge Funding LLC under a securitization program which expires at the end of May 2025 and for which the Company is currently engaged in the renewal process. As of March 31, 2025, the Company had $200 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $135 million being utilized leaving $65 million of available capacity subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $169 million and $156 million of underlying relocation receivables and other related relocation assets at March 31, 2025 and December 31, 2024, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $2 million for both the three months ended March 31, 2025 and 2024. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 7.1% and 8.6% for the three months ended March 31, 2025 and 2024, respectively.
Maturities Table
As of March 31, 2025, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2025 and each of the next four years is as follows:

Year	Amount
Remaining 2025 (a)	$610
2026	403
2027	—
2028	—
2029	558
_______________
(a)Outstanding borrowings under the Revolving Credit Facility expire in July 2027 (subject to earlier springing maturity) but are classified on the balance sheet as current due to the revolving nature of borrowings and terms and conditions of the facility.
5.    RESTRUCTURING COSTS
Restructuring charges were $12 million and $11 million for the three months ended March 31, 2025 and 2024, respectively. The components of the restructuring charges were as follows:

	Three Months Ended March 31,
	2025	2024
Personnel-related costs (a)	$3	$5
Facility-related costs (b)	7	6
Other (c)	2	—
Total restructuring charges (d)	$12	$11
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
(d)Restructuring charges for the three months ended March 31, 2025 include $8 million of expense related to the Reimagine25 Plan and $4 million of expense related to prior restructuring plans. Restructuring charges for the three months ended March 31, 2024 include $11 million of expense related to prior restructuring plans.

Reimagine25: Strategic Transformation Initiative
In 2025, the Company launched Reimagine25 to transform how it operates as a Company. The initial phase of this initiative focuses on reimagining its branch operating model, improving product and technology infrastructure, optimizing leads management, streamlining finance processes, and enhancing procurement. These efforts are designed to simplify, integrate, and digitize operations, leveraging advanced technologies such as generative artificial intelligence to provide better solutions at a lower cost. As part of Reimagine25, the Company will incur restructuring costs associated with the implementation of these transformative changes. As the Company's transformation progresses, it may further expand the Reimagine25 focus areas to encompass additional aspects of the business.
The following is a reconciliation of the beginning and ending reserve balances related to the Reimagine25 Plan:

	Personnel-related costs	Facility-related costs	Other	Total
Balance at December 31, 2024	$—	$—	$—	$—
Restructuring charges (a)	3	3	2	8
Costs paid or otherwise settled	—	(2)	—	(2)
Balance at March 31, 2025	$3	$1	$2	6
_______________
(a)In addition, the Company incurred $2 million of facility-related costs for lease asset impairments in connection with the Reimagine25 Plan during the three months ended March 31, 2025.
The following table shows the total costs currently expected to be incurred by type of cost related to the Reimagine25 Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$7	$3	$4
Facility-related costs	15	3	12
Other costs	8	4	4
Total	$30	$10	$20
The following table shows the total costs currently expected to be incurred by reportable segment and Corporate and Other related to the Reimagine25 Plan:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$—	$—	$—
Owned Brokerage Group	20	5	15
Title Group	—	—	—
Corporate and Other	10	5	5
Total	$30	$10	$20
Prior Restructuring Plans
The Company has prior restructuring plans related to previous operational efficiency initiatives and transformation of the Company's corporate headquarters. At December 31, 2024, the remaining liability related to prior restructuring plans was $17 million. During the three months ended March 31, 2025, the Company incurred $4 million of costs and paid or settled $8 million of costs resulting in a remaining accrual of $13 million at March 31, 2025.
6.    COMMITMENTS AND CONTINGENCIES
Litigation
The Company is involved in various claims, legal proceedings, alternative dispute resolution and governmental inquiries or regulatory actions, including the matters described below.

Litigation and other disputes are inherently unpredictable and subject to substantial uncertainties. Even cases brought by us can involve counterclaims asserted against us and even in matters in which we are not a named party, regulatory investigations and other litigation can have significant implications for the Company, particularly to the extent that changes in industry rules and practices can directly impact us. In addition, litigation and other legal matters, including class action lawsuits, multi-party litigation and regulatory proceedings challenging practices that have broad impact, can be costly to defend and, depending on the class size and claims, could be costly to settle. Certain types of claims, such as RESPA and antitrust laws, generally provide for joint and several liability and treble damages. Insurance coverage may be unavailable for certain types of claims (including antitrust and TCPA litigation), insurance carriers may dispute coverage, and even where coverage is provided, it may not cover the full amount of losses the Company incurs.
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
All of these matters are presented as currently captioned, but Realogy Holdings Corp. has been renamed Anywhere Real Estate Inc.
Antitrust Litigation
The three bulleted cases directly below are class actions covering sellers of homes utilizing a broker during the class period that challenge residential real estate industry rules and practices that require an offer of compensation and payment of buyer-broker commissions and certain alleged associated practices:
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

Under the terms of the nationwide Anywhere Settlement, Anywhere has agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain. The Company currently expects the payment to occur in 2025.
The Anywhere Settlement includes injunctive relief for a period of five years, requiring practice changes in the Company-owned brokerage operations and that the Company recommend and encourage these same practice changes to its independently owned and operated franchise network. The injunctive relief, includes but is not limited to, reminding Company-owned brokerages, franchisees and their respective agents that Anywhere has no rule requiring offers of compensation to buyer brokers; prohibiting Company-owned brokerages (and recommending to franchisees) and agents from using technology (or manually) to sort listings by offers of compensation, unless requested by the client; eliminating any minimum client commission for Company-owned brokerages; and refraining from adopting any requirement that Company-owned brokerages, franchisees or their respective agents belong to the National Association of Realtors (“NAR”) or follow NAR’s Code of Ethics or MLS handbook. The practice changes are to take place no later than six months after the Anywhere Settlement receives final court approval and all appellate rights are exhausted.
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
Separately, a putative nationwide class action on behalf of home buyers (instead of sellers) captioned Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division) was filed on January 25, 2021 ("Batton", formerly captioned as Leeder), in which the plaintiffs take issue with certain NAR policies, including those related to buyer-broker compensation at issue in the Moehrl, Burnett and Nosalek matters, but claim the alleged conspiracy has harmed buyers (instead of sellers), and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The only claims remaining outstanding are state law claims. The Company's motion to dismiss has been denied. The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation. In addition to these substantial defenses, the final approval of the Anywhere Settlement has limited the size of the Batton case because the settling plaintiffs are releasing claims of the type alleged in Batton. As noted above, the named plaintiffs in the Batton case have filed an appeal of the final approval of the Anywhere Settlement, objecting to the release of buy-side claims in that settlement.
Homie Technology v. National Association of Realtors, et al. (U.S. District Court for the District of Utah). On August 22, 2024, Homie Technology filed a complaint against NAR, the Company, several other real estate brokerages and franchisors and an MLS, seeking damages and injunctive relief, alleging that the defendants had conspired to exclude Homie and other new market entrants from the market for real estate brokerage services. The alleged conspiracy includes creating a market structure that facilitates boycotts of new entrants, including through the implementation and enforcement of NAR rules governing the operation of MLSs, which Homie claims to be exclusionary. Homie asserts violations of federal and state antitrust laws along with a common law claim of economic harm. The Company's motion to dismiss was heard by the court on February 20, 2025.
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
In January 2025, the Company entered into a settlement of the case pursuant to which it will pay $20 million ($19 million remaining), subject to final approval by the court. The court granted preliminary approval of the settlement on March 10, 2025, subject to the terms and conditions of the court’s order. The final approval hearing for the settlement has been set for August 28, 2025.
* * *
Cendant Corporate Liabilities and Legacy Tax Matter
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $41 million at March 31, 2025 and $40 million at December 31, 2024, respectively. The due to former parent balance was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. As a result, the Company increased its accrual for this legacy tax matter in the first quarter of 2023 and as of March 31, 2025 the accrual is $41 million. On April 10, 2024, the Company's petition for rehearing was denied by the OTA, and the tax assessment is anticipated to become payable in 2025, even if judicial relief is sought.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $738 million at March 31, 2025 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.

7.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended March 31, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2024	111.3	$1	$4,827	$(3,219)	$(42)	$3	$1,570
Net loss	—	—	—	(78)	—	—	(78)
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	5	—	—	—	5
Issuance of shares for vesting of equity awards	1.0	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(2)	—	—	—	(2)
Balance at March 31, 2025	111.8	$1	$4,830	$(3,297)	$(41)	$3	$1,496

	Three Months Ended March 31, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
Net loss	—	—	—	(101)	—	—	(101)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	1.1	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(3)	—	—	—	(3)
Balance at March 31, 2024	111.1	$1	$4,814	$(3,192)	$(45)	$2	$1,580
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of March 31, 2025, $203 million remained available for repurchase under the share repurchase program. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
Stock-Based Compensation
Effective February 28, 2025, the Board approved the Third Amended and Restated Anywhere Real Estate Inc. 2018 Long-Term Incentive Plan (the "Third A&R 2018 LTIP"), subject to stockholder approval at the May 7, 2025 Annual Meeting, increasing the number of shares reserved under the plan by 6 million. Stockholders approved the Third A&R 2018 LTIP at the May 7, 2025 Annual Meeting.
During the first quarter of 2025, the Company granted restricted stock units of 2.2 million shares with a grant date fair value of $3.47. Additionally, the Company granted the second segment of the 2024 performance share unit ("PSU") award for 0.4 million units in February 2025 with a grant date fair value of $3.64, to align with the 2025 established free cash flow target. The 2025 PSU award which is tied to three equally weighted, annually established free cash flow goals, averaged over a three-year performance period ending December 31, 2027, totaling 2.2 million units at target were awarded upon stockholder approval of the Third A&R 2018 LTIP.
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
The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation. If dilutive, the Company uses the if converted method to calculate the dilutive effect of its Exchangeable Senior Notes. These notes will have a dilutive impact when the average market price of the Company’s common stock exceeds the initial exchange price of $24.49 per share. The Exchangeable Senior Notes were not dilutive as of March 31, 2025 as the closing price of the Company's common stock as of March 31, 2025 was less than the initial exchange price.
The Company was in a net loss position for both the three months ended March 31, 2025 and 2024. Therefore, the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
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
Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include non-cash stock-based compensation, restructuring charges, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments, or other assets.

Set forth in the tables below are Segment net revenues and a reconciliation to Total consolidated net revenues and Segment operating EBITDA and a reconciliation to Net loss attributable to Anywhere and Anywhere Group before income taxes for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$136	$990	$78	$1,204
Intersegment revenues (a)	68	—	—	68
Segment net revenues	204	990	78	1,272

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(68)
Total consolidated net revenues				1,204

Less (b):
Commission and other agent-related costs	—	785	—	785
Operating	61	205	75	341
Marketing	21	24	2	47
General and administrative (c)	25	24	17	66
Equity in (earnings) losses	—	(1)	2	1
Other segment items	—	—	—	—
Segment operating EBITDA	97	(47)	(18)	32

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy benefit, net				(3)
Loss (gain) on the early extinguishment of debt				—
Other corporate expenses				33
Depreciation and amortization				46
Interest expense, net				36
Stock-based compensation				5
Restructuring costs, net				12
Impairments				6
Legal contingencies				—
Gain on the sale of businesses, investments or other assets, net				(1)
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(102)
_______________
(a)Intersegment revenues include intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group and are eliminated in consolidation.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(c)General and administrative expenses exclude non-cash stock-based compensation.

	Three Months Ended March 31, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$136	$919	$71	$1,126
Intersegment revenues (a)	64	—	—	64
Segment net revenues	200	919	71	1,190

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(64)
Total consolidated net revenues				1,126

Less (b):
Commission and other agent-related costs	—	726	—	726
Operating	64	201	69	334
Marketing	20	24	5	49
General and administrative (c)	26	29	11	66
Equity in (earnings) losses	—	(1)	2	1
Other segment items (d)	—	(1)	(1)	(2)
Segment operating EBITDA	90	(59)	(15)	16

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				1
Loss (gain) on the early extinguishment of debt				—
Other corporate expenses				29
Depreciation and amortization				55
Interest expense, net				39
Stock-based compensation				4
Restructuring costs, net				11
Impairments				6
Legal contingencies				—
Loss (gain) on the sale of businesses, investments or other assets, net				—
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(129)
_______________
(a)Intersegment revenues include intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group and are eliminated in consolidation.
(b)The significant expense categories and amounts align with the segment-level information that is regularly provided to the chief operating decision maker. Intersegment expenses are included within the amounts shown.
(c)General and administrative expenses exclude non-cash stock-based compensation.
(d)Other segment items include Net income (loss) attributable to noncontrolling interests and other non-operating items. Amounts are immaterial to each segment.

Reconciliations of reportable segment assets and other significant items to consolidated totals:

	As of and for the three months ended March 31, 2025
	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
Total assets	$4,315	$563	$499	$5,377	$211	$5,588
Capital expenditures	8	6	2	16	4	20
Investment in equity method investees	—	32	134	166	—	166
Depreciation and amortization	29	10	3	42	4	46

	As of December 31, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
Total assets	$4,326	$561	$509	$5,396	$240	$5,636
Investment in equity method investees	—	31	151	182	—	182

	For the three months ended March 31, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
Capital expenditures	$6	$6	$2	$14	$4	$18
Depreciation and amortization	29	12	10	51	4	55
10.    SUBSEQUENT EVENTS
On April 1, 2025, the Company consummated the sale to a subsidiary of the Title Insurance Underwriter Joint Venture of 10% of the preferred equity of entities containing the assets of certain of the Company's title and escrow entities (the "Preferred Equity") for an aggregate of $18.8 million, with a right to purchase the remaining 90% of those entities at the same valuation until the third anniversary of sale date. The Company will have the right to repurchase the Preferred Equity after the third anniversary and until the fifth anniversary of the sale date and, after the fifth anniversary, if neither party has exercised their purchase right, the Company will be required to repurchase the Preferred Equity.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis should be read in conjunction with our Condensed Consolidated Financial Statements and accompanying notes thereto included elsewhere herein and with our Consolidated Financial Statements and accompanying notes included in the 2024 Form 10-K. Unless otherwise noted, all dollar amounts in tables are in millions. Neither Anywhere, the indirect parent of Anywhere Group, nor Anywhere Intermediate, the direct parent company of Anywhere Group, conducts any operations other than with respect to its respective direct or indirect ownership of Anywhere Group. As a result, the condensed consolidated financial positions, results of operations and cash flows of Anywhere, Anywhere Intermediate and Anywhere Group are the same. This Management's Discussion and Analysis of Financial Condition and Results of Operations, or MD&A, contains forward-looking statements. See "Forward-Looking Statements" in this Quarterly Report as well as our 2024 Form 10-K for a discussion of the uncertainties, risks and assumptions associated with these statements. Actual results may differ materially from those contained in any forward-looking statements.
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of March 31, 2025, our real estate franchise systems and proprietary brands had approximately 311,200 independent sales agents worldwide, including approximately 175,900 independent sales agents operating in the U.S. (which included approximately 51,900 company owned brokerage independent sales agents). As of March 31, 2025, our real estate franchise systems and proprietary brands had approximately 17,700 offices worldwide in 119 countries and territories, including approximately 5,300 brokerage offices in the U.S. (which included approximately 570 company owned brokerage offices). This segment also includes our global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 570 owned and operated brokerage offices with approximately 51,900 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
CURRENT BUSINESS AND INDUSTRY TRENDS
According to NAR data, U.S. existing homesale transactions declined by 34% from the full year of 2021 compared to the full year of 2024. Additionally, existing homesale transactions in 2023 and 2024 fell to their lowest levels since 1995, according to NAR data. The decline has been driven by several factors, including challenging macroeconomic conditions such as persistently high mortgage rates, which have ranged between 6% to over 7% for a 30-year conventional fixed-rate mortgage (according to Freddie Mac), high inflation, a tight housing supply, and declines in home ownership affordability. The decline in closed homesale transactions has been offset, in part, by rising average homesale prices, which increased 15% from December 2021 to December 2024, according to NAR data. Difficult macroeconomic conditions continued in the first quarter of 2025 with concerns about geopolitical instability, changes in trade policies, and declining consumer confidence contributing to additional economic uncertainty.
In the first quarter of 2025, Franchise Group saw a 4% increase in volume, calculated as the number of closed homesale sides multiplied by the average homesale price, and Owned Brokerage Group experienced a 10% increase in volume, both as compared to the same period in prior year. The positive volume in the first quarter of 2025 was driven entirely by price at both Franchise Group and Owned Brokerage Group.

Specifically, the number of closed homesale sides for Franchise Group decreased by 5% in the first quarter of 2025 compared to the first quarter of 2024, while the average homesale price increased by 10%. Similarly, Owned Brokerage Group reported a 2% decrease in closed homesale sides in the first quarter of 2025 compared to the first quarter of 2024, while the average homesale price increased 13%.
The graphic below shows the percentage change in combined volume for the Company by quarter since 2023 as compared with the same period in the prior year, demonstrating that volume growth has been driven almost entirely by increasing average homesale price:
For the first quarter of 2025, NAR reported that existing homesale transactions decreased 2% as compared to the same period in 2024. Fannie Mae, as of their most recently released forecast, is forecasting existing homesale transactions in 2025 to increase 3% as compared to full year 2024 to 4.19 million. The MD&A included in our 2024 Form 10-K includes further details about the macroeconomic and competitive factors impacting our business.
Cost Savings. During the first quarter of 2025, we realized cost savings of $14 million of which approximately half related to specific restructuring activities.
Matters that Impact the Functioning of the U.S. Residential Brokerage Industry and our Business. As discussed in our 2024 Form 10-K, mandatory industry rules and practices have drawn increasing scrutiny, controversy and criticism, including from various industry participants as well as regulators, as an outgrowth of the industry antitrust litigation.
One of the mandatory practices is commonly known as the Clear Cooperation Policy. NAR and its affiliated multiple listing services (“MLSs”) require a listing broker to submit a listing to the MLSs for cooperation with other MLS participants generally within one business day of marketing a property publicly. What constitutes public marketing may vary from MLS to MLS. Exclusives are an exception to the Clear Cooperation Policy. Both the policy and the exception have been the subject of significant debate.
Exclusive, private, or offline listings refer to real estate properties that are for sale but not listed on the MLSs or are otherwise only accessible to certain real estate agents and brokers.
In March 2025, NAR announced its decision to maintain the Clear Cooperation Policy while also introducing a new exemption that allows home sellers to delay the syndication of their listing on the Internet Data Exchange ("IDX") for a period of time. The manner of implementing this new exemption must be done by September 30, 2025 and is expected to vary among MLSs, which may result in differing rules and enforcement protocols across MLSs. At least one major MLS has announced that it will not implement the new exemption at all as it believes it already provides a comparable offering for sellers.
Following NAR’s announcement, two significant brokers/listing aggregators stated that they will not publish any listing, for the life of the listing, if such listing (e.g., certain exclusives) is not posted to the MLS within a day of any public marketing (as defined by the aggregators). At least one aggregator has criticized this decision and stated that it will not implement such bans. The growing tension between brokers favoring private listings and those aggregators or MLSs increasingly restricting their use has led to litigation in one MLS.

We are closely monitoring this situation as it continues to evolve. There is no recent industry experience with the widespread use of exclusive listings or with bans on certain exclusive listings by aggregator sites. Accordingly, it is difficult to predict how consumers, brokerages, agents, franchisees, MLSs, and portals will respond to these recent developments or the impact on our business.
* * *
Third Party Data. This Quarterly Report includes data and information obtained from independent sources such as the Federal Home Loan Mortgage Corporation ("Freddie Mac"), the U.S. Bureau of Labor Statistics, the U.S. Federal Reserve Board, NAR and the Federal National Mortgage Association ("Fannie Mae"). We caution that such information is subject to change and do not endorse or suggest reliance on this data or information alone.
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
The following table presents our drivers for the three months ended March 31, 2025 and 2024. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

	Three Months Ended March 31,
	2025	2024	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	137,089	144,775	(5)%
Average homesale price	$516,999	$470,119	10%
Average homesale broker commission rate	2.41%	2.43%	(2) bps
Net royalty per side	$453	$417	9%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	49,461	50,513	(2)%
Average homesale price	$799,750	$709,506	13%
Average homesale broker commission rate	2.35%	2.41%	(6) bps
Gross commission income per side	$19,720	$17,946	10%
Anywhere Integrated Services - Title Group
Purchase title and closing units	21,349	21,325	—%
Refinance title and closing units	2,504	2,025	24%
Average fee per closing unit	$3,476	$3,208	8%

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
Royalty fees are charged to all franchisees pursuant to the terms of the relevant franchise agreements and franchisees may receive volume incentives described in each of the real estate brands' franchise disclosure documents. Other incentives may also be used as consideration to attract new franchisees, grow franchisees (including through independent sales agent recruitment) or extend existing franchise agreements, although in contrast to volume incentives, the majority of other incentives are not homesale transaction based. See Part I., "Item 1.—Business—Anywhere Brands—Franchise Group—Operations—Franchising" in our 2024 Form 10-K for additional information.
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
We face significant competition from other national real estate brokerage brand franchisors for franchisees and we expect that the trend of increasing incentives will continue in the future in order to attract, retain, and help grow certain franchisees. Taking into account competitive factors, from time to time, we have and may continue to introduce pilot programs or restructure or revise the model used at one or more franchised brands, including with respect to fee structures, minimum production requirements or other terms. We expect to experience pressures on net royalty per side, largely due to the impact of competitive market factors noted above and continued concentration among our top 250 franchisees. To date, such impact has been more than offset by increases in average homesale price.
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
Three Months Ended March 31, 2025 vs. Three Months Ended March 31, 2024
Our consolidated results comprised the following:

	Three Months Ended March 31,
	2025	2024	Change
Net revenues	$1,204	$1,126	$78
Total expenses	1,305	1,254	51
Loss before income taxes, equity in losses and noncontrolling interests	(101)	(128)	27
Income tax benefit	(24)	(28)	4
Equity in losses of unconsolidated entities	1	1	—
Net loss	(78)	(101)	23
Less: Net income attributable to noncontrolling interests	—	—	—
Net loss attributable to Anywhere and Anywhere Group	$(78)	$(101)	$23
Net revenues increased $78 million or 7% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 primarily driven by an increase in revenue at Owned Brokerage Group due to higher homesale transaction volume.
Total expenses increased $51 million or 4% for the first quarter of 2025 compared to the first quarter of 2024 primarily due to a $59 million increase in commission and other sales agent-related costs as a result of higher homesale transaction volume at Owned Brokerage Group.
During the first quarter of 2025, we realized cost savings of $14 million of which approximately half related to specific restructuring activities.
The Company incurred $12 million of restructuring costs during the first quarter of 2025 compared to $11 million of costs during the first quarter of 2024. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $24 million for the three months ended March 31, 2025 compared to a benefit of $28 million for the three months ended March 31, 2024. Our effective tax rate for the three months ended March 31, 2025 was 24%, primarily impacted by non-deductible executive compensation and valuation allowance on state net operating losses, partially offset by research and development tax credits.

The following table reflects a non-GAAP reconciliation of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Net loss attributable to Anywhere and Anywhere Group	$(78)	$(101)
Income tax benefit	(24)	(28)
Loss before income taxes	(102)	(129)
Add: Depreciation and amortization	46	55
Interest expense, net	36	39
Stock-based compensation (a)	5	4
Restructuring costs, net (b)	12	11
Impairments (c)	6	6
Former parent legacy (benefit) cost, net (d)	(3)	1
Legal contingencies (e)	—	—
Gain on the sale of businesses, investments or other assets, net	(1)	—
Operating EBITDA	$(1)	$(13)
_______________
(a)Stock-based compensation is a non-cash expense that is based on grant date fair value, which is influenced by the Company's stock price, and recognized over the requisite service period. This expense is primarily related to Corporate and Other.
(b)Restructuring costs include personnel-related, facility-related and other costs related to professional fees and consulting fees. See Note 5, "Restructuring Costs", to the Condensed Consolidated Financial Statements for additional information.
Restructuring charges incurred for the three months ended March 31, 2025 include $7 million at Owned Brokerage Group and $5 million in Corporate and Other. Restructuring charges incurred for the three months ended March 31, 2024 include $1 million at Franchise Group, $6 million at Owned Brokerage Group and $4 million in Corporate and Other.
(c)Non-cash impairments primarily related to leases and other assets.
(d)Former parent legacy items are recorded in Corporate and Other and relate to legacy tax matters.
(e)Represents changes in legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits. Legal contingencies do not include cases that are part of our normal operating activities or legal expenses incurred in the ordinary course of business.
The following table reflects the results of each of our reportable segments and Corporate and Other during the three months ended March 31, 2025 and 2024:

	Revenues (b)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2025	2024			2025	2024 (c)			2025	2024 (c)
Franchise Group	$204	$200	$4	2%	$97	$90	$7	8%	48%	45%	3
Owned Brokerage Group	990	919	71	8	(47)	(59)	12	20	(5)	(6)	1
Title Group	78	71	7	10	(18)	(15)	(3)	(20)	(23)	(21)	(2)
Corporate and Other (a)	(68)	(64)	(4)	(b)	(33)	(29)	(4)	(14)
Total Company	$1,204	$1,126	$78	7%	$(1)	$(13)	$12	92%	—%	(1)%	1
_______________
(a)Corporate and Other includes the Company's intersegment revenues which are eliminated and various unallocated corporate expenses.
(b)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $68 million and $64 million during the three months ended March 31, 2025 and 2024, respectively, and are eliminated in the Corporate and Other line.
(c)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues increased 1 percentage point for the three months ended March 31, 2025 compared to the same period in 2024. Franchise Group's margin increased 3 percentage points primarily due to an increase in royalty revenue. Owned Brokerage

Group's margin increased 1 percentage point primarily due to lower occupancy costs as a result of cost savings initiatives, partially offset by an increase in employee-related costs. Title Group's margin decreased 2 percentage points primarily due to an increase in employee-related and other operating costs.
Corporate and Other Operating EBITDA for the three months ended March 31, 2025 declined $4 million to a loss of $33 million primarily attributable to higher employee-related expenses.
Anywhere Brands—Franchise Group
Revenues increased $4 million to $204 million and Operating EBITDA increased $7 million to $97 million for the three months ended March 31, 2025 compared to the same period in 2024.
Revenues increased $4 million during the first quarter of 2025 as compared to the first quarter of 2024 primarily due to a $4 million increase in intercompany royalties received from Owned Brokerage Group, a $2 million increase in third-party domestic franchisee royalty revenue driven by a 10% increase in average homesale price, partially offset by a 5% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, and a $1 million increase in brand marketing fund revenue and related expense. The revenue increases were partially offset by a $3 million decrease in revenue from our relocation operations and leads business as a result of lower volume.
Franchise Group's revenue includes intercompany royalties received from Owned Brokerage Group of $65 million and $61 million during the first quarter of 2025 and 2024, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA increased $7 million primarily due to the $4 million increase in revenues discussed above, a $2 million decrease in meeting and conference expenses and a $2 million favorable foreign exchange rate impact related to our relocation operations, partially offset by a $1 million increase in brand marketing fund expense discussed above.
Anywhere Advisors—Owned Brokerage Group
Revenues increased $71 million to $990 million and Operating EBITDA increased $12 million to a loss of $47 million for the three months ended March 31, 2025 compared with the same period in 2024.
The revenue increase of $71 million was primarily driven by a 10% increase in homesale transaction volume at Owned Brokerage Group which consisted of a 13% increase in average homesale price, partially offset by a 2% decrease in existing homesale transactions and a decline in the average homesale broker commission rate.
Operating EBITDA increased $12 million primarily due to:
•a $71 million increase in revenues as discussed above; and
•a $4 million decrease in other operating costs primarily related to a decrease in occupancy costs as a result of cost savings initiatives, partially offset by an increase in employee-related costs, partially offset by:
•a $59 million increase in commission expenses paid to independent sales agents primarily as a result of higher homesale transaction volume described above; and
•a $4 million increase in royalties paid to Franchise Group.
Anywhere Integrated Services—Title Group
Revenues increased $7 million to $78 million and Operating EBITDA decreased $3 million to a loss of $18 million for the three months ended March 31, 2025 compared with the same period in 2024.
Revenues increased $7 million primarily as a result of a $5 million increase in resale revenue due to an increase in the average fee per closing unit and a $2 million increase in refinance revenue.
Operating EBITDA decreased $3 million primarily due to a $5 million increase in employee-related and other operating costs primarily due to higher employee incentive compensation and staffing related to the rebalancing and streamlining of title back-office support and a $5 million increase in variable operating costs due to volume increases, partially offset by a $7 million increase in revenues discussed above.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	March 31, 2025	December 31, 2024	Change
Total assets	$5,588	$5,636	$(48)
Total liabilities	4,092	4,066	26
Total equity	1,496	1,570	(74)
For the three months ended March 31, 2025, total assets decreased $48 million primarily due to:
•a $22 million net decrease in other current and non-current assets primarily due to a reduction in income tax receivables and a decrease in equity method investments as a result of dividends received from Guaranteed Rate Affinity and other equity method investments;
•a $22 million net decrease in franchise agreements and other amortizable intangible assets due to amortization;
•a $10 million decrease in property and equipment primarily due to asset depreciation;
•an $8 million net decrease in operating lease assets primarily due to asset depreciation; and
•an $8 million decrease in cash and cash equivalents,
partially offset by a $23 million increase in relocation and trade receivables primarily due to timing.
Total liabilities increased $26 million primarily due to a $122 million net increase in corporate debt primarily related to additional borrowings under the Revolving Credit Facility, partially offset by:
•a $47 million decrease in accrued expenses and other current liabilities primarily due to payment of employee-related liabilities in the first quarter of 2025 which were fully accrued as of December 31, 2024;
•a $24 million decrease in deferred tax liabilities;
•an $11 million decrease in operating lease liabilities; and
•a $6 million decrease in other non-current liabilities primarily due to payment of long-term contracts.
Total equity decreased $74 million primarily due to a net loss of $78 million for the three months ended March 31, 2025.
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
Our 0.25% Exchangeable Senior Notes mature on June 15, 2026. The maturity date of the Revolving Credit Facility is July 27, 2027; however, the maturity date may spring forward to March 16, 2026 if the 0.25% Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026).

We expect to make certain payments in 2025 in connection with matters that are discussed in more detail under Note 6, "Commitments and Contingencies", to the Condensed Consolidated Financial Statements, including:
•$53.5 million in remaining settlement payments under the nationwide settlement agreement the Company entered into in the second quarter of 2024 to settle all claims asserted against it or that could have been asserted against it in the Burnett, Moehrl and Nosalek antitrust class action litigation. Payment will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain.
•$19 million in remaining settlement payments under the settlement agreement the Company entered into in the first quarter of 2025 to settle the TCPA class action matter. Payment will be due following final court approval of the settlement.
•$41 million for a legacy tax matter, which will become payable even if we seek further judicial relief.
Our material cash requirements from known contractual and other obligations as of March 31, 2025 have not changed materially from the amounts reported in our 2024 Form 10-K.
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
Material Litigation. Adverse outcomes in material litigation could have a material adverse effect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity. See Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements for more information.
Seasonality. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. This seasonality generally increases our need to borrow under the Revolving Credit Facility during the first third of the year.
Cash Flows
At March 31, 2025, we had $115 million of cash, cash equivalents and restricted cash, a decrease of $9 million compared to the balance of $124 million at December 31, 2024. The following table summarizes our cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024	Change
Cash provided by (used in):
Operating activities	$(105)	$(122)	$17
Investing activities	(13)	(16)	3
Financing activities	109	134	(25)
Effects of change in exchange rates on cash, cash equivalents and restricted cash	—	—	—
Net change in cash, cash equivalents and restricted cash	$(9)	$(4)	$(5)
For the three months ended March 31, 2025, $17 million less cash was used in operating activities compared to the same period in 2024 principally due to:
•$19 million more cash provided by operating results;
•$16 million less cash used for accounts payable, accrued expenses and other liabilities; and
•$8 million more cash provided by dividends received from equity method investments primarily related to Guaranteed Rate Affinity,

partially offset by:
•$17 million less cash used for other assets primarily due to prepaid contracts; and
•$9 million less cash provided by the net change in relocation and trade receivables due to timing.
For the three months ended March 31, 2025, $3 million less cash was used in investing activities compared to the same period in 2024 primarily due to a return of capital from Guaranteed Rate Affinity in 2025.
For the three months ended March 31, 2025, $109 million of cash was provided by financing activities compared to $134 million of cash provided by financing activities during the same period in 2024. For the three months ended March 31, 2025, $109 million of cash was provided by financing activities primarily due to $120 million of additional borrowings under the Revolving Credit Facility, partially offset by:
•$5 million net decrease in securitization borrowings; and
•$4 million of other financing payments primarily related to contracts and finance leases.
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
Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of March 31, 2025.
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the 7.00% Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-

cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at March 31, 2025.
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

See above under the header "Results of Operations" for reconciliations of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA during the three months ended March 31, 2025 and 2024.
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
These Condensed Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements included in the 2024 Form 10-K, which includes a description of our critical accounting policies that involve subjective and complex judgments that could potentially affect reported results.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At March 31, 2025, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At March 31, 2025, we had variable interest rate debt outstanding under our Revolving Credit Facility of $610 million. The interest rate with respect to the Revolving Credit Facility was 6.17% at March 31, 2025, which is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the March 31, 2025 senior secured leverage ratio, the margin was 1.75%. At March 31, 2025, the one-month SOFR was 4.32%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $2 million impact on our annual interest expense.

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
(b)As of the quarterly period ended March 31, 2025 covered by this report on Form 10-Q, Anywhere has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere's internal control over financial reporting during the quarterly period ended March 31, 2025 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
(b)As of the quarterly period ended March 31, 2025 covered by this report on Form 10-Q, Anywhere Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere Group's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere Group's internal control over financial reporting during the quarterly period ended March 31, 2025 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Other Financial Information
The Condensed Consolidated Financial Statements as of March 31, 2025 and for the three-month periods ended March 31, 2025 and 2024 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated May 7, 2025, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.
See Note 6, "Commitments and Contingencies—Litigation", to the Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional information on the Company's legal proceedings. The Company disputes the allegations against it in each of the captioned matters set forth in Note 6, believes it has substantial defenses against plaintiffs’ claims and, except as explicitly described in Note 6, is vigorously defending these actions.
See Part I., "Item 1.Business—Government and Other Regulations" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Current Business and Industry Trends" in our 2024 Form 10-K for additional information on important legal and regulatory matters that impact our business, including a summary of the current legal and regulatory environment.
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended March 31, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6.    Exhibits.
Exhibit        Description
3.1^    Seventh Amended and Restated Bylaws of Anywhere Real Estate Inc., as adopted by the Board of Directors, effective July 30, 2024 (Incorporated by reference to Exhibit 3.1 to Registrants' Form 10-Q for the period ended June 30, 2024).
10.1*    Amended and Restated Limited Liability Company Agreement of Over Under Title LLC dated as of April 1, 2025.
10.2*    Amended and Restated Limited Liability Company Agreement of Double Barrel Title LLC dated as of April 1, 2025.
10.3^    First Lien/Second Lien Intercreditor Agreement, dated as of August 24, 2023, by and among the Issuer and each of the other loan parties from time to time party thereto, JPMorgan Chase Bank, N.A., as the Initial First Lien Priority Representative, the Collateral Agent, as the Initial Second Lien Priority Representative, and each additional First Lien Priority Representative and additional Second Lien Priority Representative from time to time party thereto (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on August 25, 2023).
10.4^    Collateral Agreement, dated as of August 24, 2023, among the Issuers, Intermediate Holdings, and the Subsidiary Guarantors, as Grantors, and The Bank of New York Mellon Trust Company, N.A., as the Collateral Agent (Incorporated by reference to Exhibit 10.2 to Registrants' Current Report on Form 8-K filed on August 25, 2023).
10.5^    Cooperation Agreement, dated February 8, 2024, by and among Anywhere Real Estate Inc., Angelo Gordon & Co., L.P. and certain affiliated investors (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on February 8, 2024).
10.6^    First Amendment to the Cooperation Agreement, dated as of April 2, 2024, by and among Anywhere Real Estate Inc., Angelo Gordon & Co., L.P. and certain affiliated investors (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the period ended March 31, 2024).
10.7^    Binding Term Sheet, dated November 6, 2024, by and between RE Closing Buyer Corp. and Secured Land Transfers LLC (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the period ended September 30, 2024).
10.8^    Special Performance and Retention Award and Retention and Cash-Settled Restricted Stock Unit Notice of Grant and Award Agreement dated February 22, 2024, between Anywhere Real Estate Inc. and Charlotte C. Simonelli (Incorporated by reference to Exhibit 10.2 to Registrants’ Quarterly Report on Form 10-Q for the period ended March 31, 2024).
10.9^    Letter Agreement dated February 26, 2019 between Anywhere Real Estate Inc. and Marilyn J. Wasser (Incorporated by reference to Exhibit 10.4 to Registrants' Form 10-Q for the period ended March 31, 2019).
10.10^    Letter Agreement dated February 20, 2019 between Anywhere Real Estate Inc. (f/k/a Realogy Holdings Corp.) and Donald J. Casey (Incorporated by reference to Exhibit 10.72 to Registrants' Form 10-K for the year ended December 31, 2018).
10.11^    Form of Notice of Grant and Stock Option Agreement under the 2012 Long-Term Incentive Plan (Incorporated by referenced to Exhibit 10.61 to Registrants' Form 10-K for the year ended December 31, 2013).
10.12^    Form of Notice of Grant and Stock Option Agreement under the Amended and Restated 2012 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.50 to Registrants' Form 10-K for the year ended December 31, 2016).
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended March 31, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Loss, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.
^    Included to correct an incorrect hyperlink in the Exhibit Index to the 2024 Form 10-K.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYWHERE REAL ESTATE INC.
and
ANYWHERE REAL ESTATE GROUP LLC
(Registrants)

Date: May 7, 2025
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: May 7, 2025
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller