Form 10-Q
period 2025-06-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2025-08-08
CIK 1398987, 1355001

~~______________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 112,023,820 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of August 6, 2025.
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
•"9.75% Senior Secured Second Lien Notes" and "7.00% Senior Secured Second Lien Notes" refer to our 9.75% Senior Secured Second Lien Notes due 2030 (issued in June 2025) and 7.00% Senior Secured Second Lien Notes due 2030, respectively, and are referred to collectively as the "Senior Secured Second Lien Notes";
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
◦our ability (and the ability of affiliated joint ventures and franchisees) to compete against traditional and non-traditional competitors, including those that adapt more effectively, including by growing inorganically, to industry conditions and changes;
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
•The maturity date of the Revolving Credit Facility will spring forward from July 2027 to March 16, 2026 if we have not repurchased the remaining Exchangeable Senior Notes by such date (unless all Revolving Credit Facility lenders approve the modification or waiver of this provision);
•We may not be able to refinance or restructure our Revolving Credit Facility or other debt on terms as favorable as those of currently outstanding debt, or at all, including as a result of global and national macroeconomic factors and their impact on the credit and capital markets;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of June 30, 2025, and the related condensed consolidated statements of operations, of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2025 and 2024 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2025 and 2024, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 8, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of June 30, 2025, and the related condensed consolidated statements of operations, of comprehensive income (loss) for the three-month and six-month periods ended June 30, 2025 and 2024 and the condensed consolidated statement of cash flows for the six-month periods ended June 30, 2025 and 2024, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
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
August 8, 2025

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenues
Gross commission income	$1,381	$1,376	$2,357	$2,283
Service revenue	167	159	292	278
Franchise fees	101	101	174	171
Other	33	33	63	63
Net revenues	1,682	1,669	2,886	2,795
Expenses
Commission and other agent-related costs	1,117	1,108	1,902	1,834
Operating	303	285	580	558
Marketing	49	47	93	92
General and administrative	89	93	192	192
Former parent legacy cost (benefit), net	1	1	(2)	2
Restructuring costs, net	12	7	24	18
Impairments	—	2	6	8
Depreciation and amortization	49	48	95	103
Interest expense, net	36	40	72	79
Gain on the early extinguishment of debt	(2)	—	(2)	—
Other income, net	(4)	—	(5)	(1)
Total expenses	1,650	1,631	2,955	2,885
Income (loss) before income taxes, equity in earnings and noncontrolling interests	32	38	(69)	(90)
Income tax expense (benefit)	9	11	(15)	(17)
Equity in earnings of unconsolidated entities	(5)	(3)	(4)	(2)
Net income (loss)	28	30	(50)	(71)
Less: Net income attributable to noncontrolling interests	(1)	—	(1)	—
Net income (loss) attributable to Anywhere and Anywhere Group	$27	$30	$(51)	$(71)

Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.24	$0.27	$(0.46)	$(0.64)
Diluted earnings (loss) per share	$0.24	$0.27	$(0.46)	$(0.64)
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	111.9	111.2	111.7	110.9
Diluted	114.1	111.9	111.7	110.9
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income (loss)	$28	$30	$(50)	$(71)
Currency translation adjustment	1	—	1	(1)
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	—	—	1	—
Other comprehensive income (loss), before tax	1	—	2	(1)
Income tax expense related to items of other comprehensive income (loss) amounts	—	—	—	—
Other comprehensive income (loss), net of tax	1	—	2	(1)
Comprehensive income (loss)	29	30	(48)	(72)
Less: comprehensive income attributable to noncontrolling interests	(1)	—	(1)	—
Comprehensive income (loss) attributable to Anywhere and Anywhere Group	$28	$30	$(49)	$(72)
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	June 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$266	$118
Restricted cash	12	6
Trade receivables (net of allowance for doubtful accounts of $19 and $17)	124	101
Relocation receivables	255	150
Other current assets	195	206
Total current assets	852	581
Property and equipment, net	238	247
Operating lease assets, net	312	331
Goodwill	2,499	2,499
Trademarks	584	584
Franchise agreements, net	787	821
Other intangibles, net	96	106
Other non-current assets	491	467
Total assets	$5,859	$5,636
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$116	$101
Securitization obligations	180	140
Current portion of long-term debt	668	490
Current portion of operating lease liabilities	97	105
Accrued expenses and other current liabilities	484	553
Total current liabilities	1,545	1,389
Long-term debt	2,125	2,031
Long-term operating lease liabilities	267	284
Deferred income taxes	191	207
Other non-current liabilities	202	155
Total liabilities	4,330	4,066
Commitments and contingencies (Note 6)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at June 30, 2025 and December 31, 2024	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 111,993,989 shares issued and outstanding at June 30, 2025 and 111,261,825 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	4,834	4,827
Accumulated deficit	(3,270)	(3,219)
Accumulated other comprehensive loss	(40)	(42)
Total stockholders' equity	1,525	1,567
Noncontrolling interests	4	3
Total equity	1,529	1,570
Total liabilities and equity	$5,859	$5,636
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net loss	$(50)	$(71)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	95	103
Deferred income taxes	(16)	(19)
Impairments	6	8
Amortization of deferred financing costs and debt premium	4	4
Gain on the early extinguishment of debt	(2)	—
Gain on the sale of businesses, investments or other assets, net	(4)	—
Equity in earnings of unconsolidated entities	(4)	(2)
Stock-based compensation	9	8
Other adjustments to net loss	(2)	(2)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(20)	(21)
Relocation receivables	(105)	(71)
Other assets	7	40
Accounts payable, accrued expenses and other liabilities	(53)	(52)
Dividends received from unconsolidated entities	10	1
Other, net	(8)	(9)
Net cash used in operating activities	(133)	(83)
Investing Activities
Property and equipment additions	(43)	(36)
Net proceeds from the sale of businesses	1	—
Proceeds from the sale of investments in unconsolidated entities	6	—
Other, net	6	1
Net cash used in investing activities	(30)	(35)
Financing Activities
Net change in Revolving Credit Facility	120	125
Proceeds from issuance of Senior Secured Second Lien Notes	500	—
Repurchases of Exchangeable Senior Notes	(339)	—
Amortization payments on term loan facilities	—	(10)
Net change in securitization obligations	40	37
Debt issuance costs	(9)	—
Cash paid for fees associated with early extinguishment of debt	(2)	—
Taxes paid related to net share settlement for stock-based compensation	(2)	(3)
Proceeds from sale of equity interest in certain title and escrow entities	19	—
Other, net	(11)	(13)
Net cash provided by financing activities	316	136
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	—
Net increase in cash, cash equivalents and restricted cash	154	18
Cash, cash equivalents and restricted cash, beginning of period	124	119
Cash, cash equivalents and restricted cash, end of period	$278	$137

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $4 for both periods presented)	$81	$79
Income tax (refunds) payments, net	(27)	1
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of June 30, 2025 and the results of operations and comprehensive income (loss) for the three and six months ended June 30, 2025 and 2024 and cash flows for the six months ended June 30, 2025 and 2024. The Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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
The following table summarizes fair value measurements by level at June 30, 2025 for assets and liabilities measured at fair value on a recurring basis:

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2024	$2
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	—
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at June 30, 2025	$2

The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	June 30, 2025		December 31, 2024
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$610	$610	$490	$490
9.75% Senior Secured Second Lien Notes	500	508	—	—
7.00% Senior Secured Second Lien Notes	640	597	640	564
5.75% Senior Notes	559	488	558	442
5.25% Senior Notes	449	366	449	337
0.25% Exchangeable Senior Notes	58	56	403	359
_______________
(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At June 30, 2025, the Company had various equity method investments totaling $166 million recorded on the other non-current assets line on the accompanying Condensed Consolidated Balance Sheets. Although the Company holds certain governance rights, it lacks controlling financial or operational interests in these investments.
The Company recorded equity in (earnings) losses from its equity method investments as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Guaranteed Rate Affinity (a)	$(2)	$—	$(1)	$2
Title Insurance Underwriter Joint Venture (b)	—	(1)	—	(1)
Other equity method investments (c)	(3)	(2)	(3)	(3)
Equity in earnings of unconsolidated entities	$(5)	$(3)	$(4)	$(2)
_______________
(a)The Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate Affinity") at Title Group had an investment balance of $55 million and $65 million at June 30, 2025 and December 31, 2024, respectively. The Company received $11 million in cash dividends from Guaranteed Rate Affinity during the six months ended June 30, 2025.
(b)The Company's 22% equity interest in the Title Insurance Underwriter Joint Venture at Title Group had an investment balance of $73 million at both June 30, 2025 and December 31, 2024.
(c)The Company's various other equity method investments at Title Group and Brokerage Group had a total investment balance of $38 million and $44 million at June 30, 2025 and December 31, 2024, respectively. The Company received $5 million in cash dividends from other equity method investments during the six months ended June 30, 2025. The Company received $6 million of proceeds which resulted in a $2 million gain on the sale of an equity method investment during the six months ended June 30, 2025.
Sale of Equity Interest in Certain Title and Escrow Entities
On April 1, 2025, the Company consummated the sale of preferred equity representing 10% of the equity of entities containing the assets of certain of the Company's title and escrow entities (the "Preferred Equity") for an aggregate of $19 million to a subsidiary of the Title Insurance Underwriter Joint Venture. The purchaser also has a right to purchase the remaining 90% of the outstanding equity of those entities at the same valuation until the third anniversary of sale date. The Company will have the right to repurchase the Preferred Equity after the third anniversary and until the fifth anniversary of the sale date for $19 million plus dividends accruing at the rate of 6% per annum. After the fifth anniversary, if neither party has exercised their purchase right, the Company will be required to repurchase the Preferred Equity, thus creating a mandatorily redeemable financial instrument for the 10% non-controlling interest. The mandatorily redeemable interest for $19 million is recorded in Other non-current liabilities in the Company's Condensed Consolidated Balance Sheets.
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $9 million and $11 million for the three months ended June 30, 2025 and 2024, respectively, and a benefit of $15 million and $17 million for the six months ended June 30, 2025 and 2024, respectively.
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

	Three Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Gross commission income (a)	$—	$—	$1,381	$1,376	$—	$—	$—	$—	$1,381	$1,376
Service revenue (b)	57	55	8	7	102	97	—	—	167	159
Franchise fees (c)	191	190	—	—	—	—	(90)	(89)	101	101
Other (d)	21	20	9	10	6	6	(3)	(3)	33	33
Net revenues	$269	$265	$1,398	$1,393	$108	$103	$(93)	$(92)	$1,682	$1,669

	Six Months Ended June 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Gross commission income (a)	$—	$—	$2,357	$2,283	$—	$—	$—	$—	$2,357	$2,283
Service revenue (b)	102	101	13	11	177	166	—	—	292	278
Franchise fees (c)	329	321	—	—	—	—	(155)	(150)	174	171
Other (d)	42	43	18	18	9	8	(6)	(6)	63	63
Net revenues	$473	$465	$2,388	$2,312	$186	$174	$(161)	$(156)	$2,886	$2,795
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2025	Additions during the period	Recognized as Revenue during the period	Ending Balance at June 30, 2025
Franchise Group:
Deferred area development fees (a)	$37	$1	$(2)	$36
Deferred brand marketing fund fees (b)	15	33	(36)	12
Deferred outsourcing management fees (c)	3	22	(20)	5
Other deferred income related to revenue contracts	5	15	(9)	11
Total Franchise Group	60	71	(67)	64
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	6	(5)	12
Other deferred income related to revenue contracts	1	3	(2)	2
Total Owned Brokerage Group	12	9	(7)	14
Total	$72	$80	$(74)	$78

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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease and contract additions of $6 million and $3 million during the six months ended June 30, 2025 and 2024, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of June 30, 2025 have not changed materially from the amounts reported in the 2024 Form 10-K.
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

2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2024	$3,953	$1,089	$455	$5,497
Goodwill acquired	—	—	—	—
Goodwill reduction	—	—	—	—
Goodwill (gross) at June 30, 2025	3,953	1,089	455	5,497

Accumulated impairment losses at December 31, 2024	(1,586)	(1,088)	(324)	(2,998)
Goodwill impairment	—	—	—	—
Accumulated impairment losses at June 30, 2025 (a)	(1,586)	(1,088)	(324)	(2,998)
Goodwill (net) at June 30, 2025	$2,367	$1	$131	$2,499
_______________
(a)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of June 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,223	$787	$2,010	$1,189	$821
Indefinite life—Trademarks (b)	$584		$584	$584		$584
Other Intangibles
Amortizable—License agreements (c)	$45	$17	$28	$45	$17	$28
Amortizable—Customer relationships (d)	449	412	37	449	401	48
Indefinite life—Title plant shares (e)	31		31	30		30
Amortizable—Other (f)	4	4	—	4	4	—
Total Other Intangibles	$529	$433	$96	$528	$422	$106
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

Intangible asset amortization expense is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Franchise agreements	$17	$17	$34	$33
Customer relationships	6	5	11	11
Other	—	1	—	1
Total	$23	$23	$45	$45
Based on the Company’s amortizable intangible assets as of June 30, 2025, the Company expects related amortization expense for the remainder of 2025, the four succeeding years and thereafter to be approximately $45 million, $89 million, $74 million, $68 million, $68 million and $508 million, respectively.
3.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	June 30, 2025	December 31, 2024
Prepaid contracts and other prepaid expenses	$87	$75
Prepaid agent incentives	38	37
Franchisee sales incentives	29	29
Income tax receivables	4	35
Other	37	30
Total other current assets	$195	$206
Accrued expenses and other current liabilities consisted of:

	June 30, 2025	December 31, 2024
Accrued payroll and related employee costs	$131	$170
Advances from clients	20	24
Accrued volume incentives	19	27
Accrued commissions	49	41
Restructuring accruals	11	9
Deferred income	53	45
Accrued interest	34	36
Current portion of finance lease liabilities	6	7
Due to former parent	1	40
Other	160	154
Total accrued expenses and other current liabilities	$484	$553

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	June 30, 2025	December 31, 2024
Revolving Credit Facility	$610	$490
9.75% Senior Secured Second Lien Notes	491	—
7.00% Senior Secured Second Lien Notes	631	630
5.75% Senior Notes	559	558
5.25% Senior Notes	444	444
0.25% Exchangeable Senior Notes	58	399
Total Short-Term & Long-Term Debt	$2,793	$2,521
Securitization Obligations:
Apple Ridge Funding LLC	$180	$140
Indebtedness Table
As of June 30, 2025, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (a)	(b)	July 2027 (c)	$610	$ *	$610
Senior Secured Second Lien Notes (d)	9.75%	April 2030	500	9	491
Senior Secured Second Lien Notes	7.00%	April 2030	640	9	631
Senior Notes	5.75%	January 2029	559	—	559
Senior Notes	5.25%	April 2030	449	5	444
Exchangeable Senior Notes (d)	0.25%	June 2026	58	—	58
Total Short-Term & Long-Term Debt			$2,816	$23	$2,793
Securitization obligations: (e)
Apple Ridge Funding LLC		January 2026	$180	$ *	$180
_______________
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(a)As of June 30, 2025, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of June 30, 2025, there were $610 million of outstanding borrowings under the Revolving Credit Facility and $32 million of outstanding undrawn letters of credit. On August 6, 2025, the Company had $445 million of outstanding borrowings under the Revolving Credit Facility and $32 million of outstanding undrawn letters of credit.
(b)The interest rate with respect to revolving loans under the Revolving Credit Facility at June 30, 2025 is based on, at the Company's option, Term Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended June 30, 2025.
(c)The maturity date of the Revolving Credit Facility is July 27, 2027; however, it may spring forward to March 16, 2026 if the Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026).
(d)See below under the header "Issuance of 9.75% Senior Secured Second Lien Notes due 2030 and Partial Repurchase of Exchangeable Senior Notes" for additional information related to the debt transactions during the second quarter of 2025.
(e)In May 2025, Anywhere Group entered into an amendment of the Apple Ridge Funding LLC securitization program that reduced the size of the facility to $180 million (from $200 million) and extended the securitization program until January 15, 2026, which may, upon mutual agreement of the parties, be extended to May 29, 2026. As of June 30, 2025, the Company had $180 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $180 million being utilized, leaving no available capacity. Any capacity in the future will be subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $263 million and $156 million of underlying relocation receivables and other related relocation assets at June 30, 2025 and December 31, 2024, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of

Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $3 million and $2 million for the three months ended June 30, 2025 and 2024, respectively, as well as $5 million and $4 million for the six months ended June 30, 2025 and 2024, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 6.9% and 8.4% for the six months ended June 30, 2025 and 2024, respectively.
Maturities Table
As of June 30, 2025, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2025 and each of the next four years is as follows:

Year	Amount
Remaining 2025 (a)	$610
2026	58
2027	—
2028	—
2029	559
_______________
(a)Remaining 2025 includes $610 million of outstanding borrowings under the Revolving Credit Facility, which expires in July 2027 (subject to earlier springing maturity) but are classified on the balance sheet as current due to the revolving nature of borrowings and terms and conditions of the facility. The current portion of long-term debt of $668 million shown on the Condensed Consolidated Balance Sheets consists of $610 million of outstanding borrowings under the Revolving Credit Facility and $58 million of the Exchangeable Senior Notes due June 2026.
Issuance of 9.75% Senior Secured Second Lien Notes due 2030 and Partial Repurchase of Exchangeable Senior Notes
On June 26, 2025, Anywhere Group and Anywhere Co-Issuer Corp. (the "Co-Issuer") issued $500 million aggregate principal amount of 9.75% Senior Secured Second Lien Notes. The Company used net proceeds from the issuance of the 9.75% Senior Secured Second Lien Notes to repurchase $345 million in aggregate principal amount of the Exchangeable Senior Notes for an aggregate cash payment of $339 million. Following the repurchase, approximately $58 million in aggregate principal amount of the Exchangeable Senior Notes remains outstanding. The remaining net proceeds were used to repay a portion of outstanding borrowings under the Revolving Credit Facility in July 2025.
In connection with the repurchase of the Company’s Exchangeable Senior Notes during the second quarter of 2025, the Company terminated a proportional amount of the related exchangeable note hedge and warrant transactions. The terminated portions corresponded to the repurchased notes with approximately $58 million related to the Exchangeable Senior Notes hedges and $40 million related to the Exchangeable Senior Notes warrants, each representing approximately 86% of the original instruments. The exchangeable note hedges and warrants were originally accounted for as equity-classified instruments with no subsequent remeasurement. Upon termination, the derecognition of the corresponding hedge and warrant components was recorded as a reclassification within additional paid-in capital, with no impact to net income or total equity. The Company incurred no cash cost to unwind the terminated portion of the hedges or warrants. This reflects the fact that the instruments were significantly out-of-the-money at the time of termination and held no residual value. The contractual termination was part of the coordinated exchangeable debt repurchase. The remaining portions of the hedge and warrant transactions, associated with the Exchangeable Senior Notes still outstanding as of June 30, 2025, remain in effect.
The 9.75% Senior Secured Second Lien Notes mature on April 15, 2030 and interest is payable semiannually on April 15 and October 15 of each year, commencing October 15, 2025.
The 9.75% Senior Secured Second Lien Notes are guaranteed on a senior secured second priority basis by Anywhere Intermediate and each domestic direct or indirect restricted subsidiary of Anywhere Group, other than certain excluded entities, that is a guarantor under its Senior Secured Credit Facility and certain of its outstanding debt securities. The 9.75% Senior Secured Second Lien Notes are also guaranteed by the Company on an unsecured senior subordinated basis. The 9.75% Senior Secured Second Lien Notes are secured by substantially the same collateral as Anywhere Group's existing first lien obligations under its Senior Secured Credit Facility on a second priority basis.
The indentures governing the 9.75% Senior Secured Second Lien Notes contain various covenants that limit the ability of the Issuer's and Anywhere Group's restricted subsidiaries to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing the 7.00% Senior Secured Second Lien Notes, 5.75% Senior Notes and 5.25% Senior Notes, as described in Note 9, "Short and Long-Term Debt—Unsecured Notes" in Company's Annual Report on Form 10-K for the year ended December 31, 2024. At June 30, 2025, Anywhere Group was in compliance with the senior secured leverage ratio covenant.
Gain on the Early Extinguishment of Debt
During the six months ended June 30, 2025, the Company recorded a gain on the early extinguishment of debt of $2 million as a result of the issuance of 9.75% Senior Secured Second Lien Notes and repurchase of a portion of the Exchangeable Senior Notes.
5.    RESTRUCTURING COSTS
Restructuring charges were $12 million and $24 million for the three and six months ended June 30, 2025, respectively, and $7 million and $18 million for the three and six months ended June 30, 2024, respectively. The components of the restructuring charges were as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Personnel-related costs (a)	$5	$5	$8	$10
Facility-related costs (b)	4	2	11	8
Other (c)	3	—	5	—
Total restructuring charges (d)	$12	$7	$24	$18
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
(d)Restructuring charges for the three months ended June 30, 2025 include $11 million of expense related to Reimagine25 and $1 million of expense related to prior restructuring plans. Restructuring charges for the three months ended June 30, 2024 include $7 million of expense related to prior restructuring plans.
Restructuring charges for the six months ended June 30, 2025 include $19 million of expense related to Reimagine25 and $5 million of expense related to prior restructuring plans. Restructuring charges for the six months ended June 30, 2024 include $18 million of expense related to prior restructuring plans.
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
The following is a reconciliation of the beginning and ending reserve balances related to Reimagine25:

	Personnel-related costs	Facility-related costs	Other	Total
Balance at December 31, 2024	$—	$—	$—	$—
Restructuring charges (a)	8	6	5	19
Costs paid or otherwise settled	(2)	(3)	(4)	(9)
Balance at June 30, 2025	$6	$3	$1	$10
_______________
(a)In addition, the Company incurred $2 million of facility-related costs for lease asset impairments in connection with Reimagine25 during the six months ended June 30, 2025.

The following table shows the total costs currently expected to be incurred by type of cost related to Reimagine25:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$12	$8	$4
Facility-related costs	16	6	10
Other costs	8	7	1
Total	$36	$21	$15
The following table shows the total costs currently expected to be incurred by reportable segment and Corporate and Other related to Reimagine25:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$3	$3	$—
Owned Brokerage Group	20	8	12
Title Group	3	1	2
Corporate and Other	10	9	1
Total	$36	$21	$15
Prior Restructuring Plans
The Company has prior restructuring plans related to previous operational efficiency initiatives and transformation of the Company's corporate headquarters. At December 31, 2024, the remaining liability related to prior restructuring plans was $17 million. During the six months ended June 30, 2025, the Company incurred $5 million of costs and paid or settled $14 million of costs resulting in a remaining accrual of $8 million at June 30, 2025.
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
Under the terms of the nationwide Anywhere Settlement, Anywhere has agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain but which we now anticipate may occur in late 2025 or early 2026.
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
Homie Technology v. National Association of Realtors, et al. (U.S. District Court for the District of Utah). On August 22, 2024, Homie Technology filed a complaint against NAR, the Company, several other real estate brokerages and franchisors and an MLS, seeking damages and injunctive relief, alleging that the defendants had conspired to exclude Homie and other new market entrants from the market for real estate brokerage services. The alleged conspiracy includes creating a market structure that facilitates boycotts of new entrants, including through the implementation and enforcement of NAR rules governing the operation of MLSs, which Homie claims to be exclusionary. Homie asserts violations of federal and state antitrust laws along with a common law claim of economic harm. The Company's motion to dismiss was granted and the action was dismissed with prejudice by the court on July 15, 2025. Homie filed a notice of appeal of the dismissal on August 7, 2025.
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
* * *
Cendant Corporate Liabilities and Legacy Tax Matter
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $1 million at June 30, 2025 and $40 million at December 31, 2024, respectively. The due to former parent balance at December 31, 2024 was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.

In December 2022, a hearing was held with the California Office of Tax Appeals ("OTA") on a Cendant legacy tax matter involving Avis Budget Group that related to a 1999 transaction. The case presented two issues: (i) whether the notices of proposed assessment issued by the California Franchise Tax Board were barred by the statute of limitations; and (ii) whether a transaction undertaken by Avis Budget Group in tax year 1999 constituted a tax-free reorganization under the Internal Revenue Code. In March 2023, the OTA decided in favor of the California Franchise Tax Board on both issues. On April 10, 2024, the Company's petition for rehearing was denied by the OTA. In May 2025, the Company paid $41 million, representing its portion of this legacy tax matter, which it intends to appeal.
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
Escrow and Trust Deposits
As a service to its customers, the Company administers escrow and trust deposits which represent undisbursed amounts received for the settlement of real estate transactions. Deposits at FDIC-insured institutions are insured up to $250,000. These escrow and trust deposits totaled approximately $846 million at June 30, 2025 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
7.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2025	111.8	$1	$4,830	$(3,297)	$(41)	$3	$1,496
Net income	—	—	—	27	—	1	28
Other comprehensive income	—	—	—	—	1	—	1
Settlement of Exchangeable Senior Notes hedges and warrants	—	—	—	—	—	—	—
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.2	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at June 30, 2025	112.0	$1	$4,834	$(3,270)	$(40)	$4	$1,529

	Three Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at March 31, 2024	111.1	$1	$4,814	$(3,192)	$(45)	$2	$1,580
Net income	—	—	—	30	—	—	30
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at June 30, 2024	111.2	$1	$4,818	$(3,162)	$(45)	$2	$1,614

	Six Months Ended June 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2024	111.3	$1	$4,827	$(3,219)	$(42)	$3	$1,570
Net (loss) income	—	—	—	(51)	—	1	(50)
Other comprehensive income	—	—	—	—	2	—	2
Settlement of Exchangeable Senior Notes hedges and warrants	—	—	—	—	—	—	—
Stock-based compensation	—	—	9	—	—	—	9
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(2)	—	—	—	(2)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at June 30, 2025	112.0	$1	$4,834	$(3,270)	$(40)	$4	$1,529

	Six Months Ended June 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
Net loss	—	—	—	(71)	—	—	(71)
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Stock-based compensation	—	—	8	—	—	—	8
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(3)	—	—	—	(3)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at June 30, 2024	111.2	$1	$4,818	$(3,162)	$(45)	$2	$1,614
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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of June 30, 2025, $203 million remained available for repurchase under the share repurchase program. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
Stock-Based Compensation
Effective February 28, 2025, the Board approved the Third Amended and Restated Anywhere Real Estate Inc. 2018 Long-Term Incentive Plan (the "Third A&R 2018 LTIP") which was approved by stockholders at the May 7, 2025 Annual Meeting, increasing the number of shares reserved under the plan by 6 million.

During the first quarter of 2025, the Company granted (i) 2.2 million restricted stock units with a grant date fair value of $3.47 per unit and (ii) 0.4 million performance share units ("PSU") with a grant date fair value of $3.64 per unit under the second segment of the 2024 PSU award. Upon stockholder approval of the Third A&R 2018 LTIP in May 2025, the Company (i) awarded 2.2 million PSUs under the 2025 PSU award and (ii) granted 0.7 million PSUs with a grant date fair value of $4.02 per unit under the first segment of the 2025 PSU award.
Both the 2024 and 2025 PSU awards will be earned based on the average achievement of three equally-weighted and annually-established free cash flow goals, with payouts subject to modification based on the Company's relative performance against its compensation peer group, as measured at the end of the three-year performance period, with the performance of the Company's direct real estate competitors weighted twice.
8.    EARNINGS (LOSS) PER SHARE
Earnings (loss) per share attributable to Anywhere
Basic earnings (loss) per common share is computed based on net income (loss) attributable to Anywhere stockholders divided by the weighted average number of common shares outstanding during the period. Diluted earnings (loss) per common share is computed consistently with the basic computation plus the effect of dilutive potential common shares outstanding during the period. Dilutive potential common shares include shares that the Company could be obligated to issue from its outstanding stock-based compensation awards. For purposes of computing diluted earnings (loss) per common share, weighted average common shares do not include potentially dilutive common shares if their effect is anti-dilutive. As such, the shares that the Company could be obligated to issue from its stock options are excluded from the earnings (loss) per share calculation if the exercise price exceeds the average market price of common shares. The Company uses the treasury stock method to calculate the dilutive effect of outstanding stock-based compensation.
The following table sets forth the computation of basic and diluted earnings (loss) per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Anywhere shareholders	$27	$30	$(51)	$(71)
Denominator:
Weighted average common shares outstanding (denominator for basic earnings (loss) per share calculation)	111.9	111.2	111.7	110.9
Dilutive effect of stock-based compensation awards (a) (b)	2.2	0.7	—	—
Weighted average common shares outstanding (denominator for diluted earnings (loss) per share calculation)	114.1	111.9	111.7	110.9
Earnings (loss) per share attributable to Anywhere shareholders:
Basic earnings (loss) per share	$0.24	$0.27	$(0.46)	$(0.64)
Diluted earnings (loss) per share	$0.24	$0.27	$(0.46)	$(0.64)
_______________
(a)The three months ended June 30, 2025 and 2024, exclude 8.7 million and 7.4 million shares of common stock, respectively, issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.
(b)The Company was in a net loss position for both the six months ended June 30, 2025 and 2024, and therefore, the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.

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
Set forth in the tables below are Segment net revenues and a reconciliation to Total consolidated net revenues and Segment operating EBITDA and a reconciliation to Net income (loss) attributable to Anywhere and Anywhere Group before income taxes for the three and six months ended June 30, 2025 and 2024:

	Three Months Ended June 30, 2025
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$176	$1,398	$108	$1,682
Intersegment revenues (a)	93	—	—	93
Segment net revenues	269	1,398	108	1,775

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(93)
Total consolidated net revenues				1,682

Less (b):
Commission and other agent-related costs	—	1,117	—	1,117
Operating	61	246	86	393
Marketing	21	27	5	53
General and administrative (c)	25	10	11	46
Equity in earnings	—	(1)	(4)	(5)
Other segment items (d)	(1)	(1)	—	(2)
Segment operating EBITDA	163	—	10	173

Reconciliation of Segment operating EBITDA to Net income attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				1
Gain on the early extinguishment of debt				(2)
Other corporate expenses				40
Depreciation and amortization				49
Interest expense, net				36
Stock-based compensation				4
Restructuring costs, net				12
Impairments				—
Legal contingencies				—
Gain on the sale of businesses, investments or other assets, net				(3)
Net income attributable to Anywhere and Anywhere Group before income taxes				$36
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

	Three Months Ended June 30, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$173	$1,393	$103	$1,669
Intersegment revenues (a)	92	—	—	92
Segment net revenues	265	1,393	103	1,761

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(92)
Total consolidated net revenues				1,669

Less (b):
Commission and other agent-related costs	—	1,108	—	1,108
Operating	59	239	77	375
Marketing	20	26	4	50
General and administrative (c)	26	17	15	58
Equity in earnings	—	—	(3)	(3)
Other segment items (d)	1	(1)	1	1
Segment operating EBITDA	159	4	9	172

Reconciliation of Segment operating EBITDA to Net income attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				1
Loss (gain) on the early extinguishment of debt				—
Other corporate expenses				29
Depreciation and amortization				48
Interest expense, net				40
Stock-based compensation				4
Restructuring costs, net				7
Impairments				2
Legal contingencies				—
Loss (gain) on the sale of businesses, investments or other assets, net				—
Net income attributable to Anywhere and Anywhere Group before income taxes				$41
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

	Six Months Ended June 30, 2025
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$312	$2,388	$186	$2,886
Intersegment revenues (a)	161	—	—	161
Segment net revenues	473	2,388	186	3,047

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(161)
Total consolidated net revenues				2,886

Less (b):
Commission and other agent-related costs	—	1,902	—	1,902
Operating	122	451	161	734
Marketing	42	51	7	100
General and administrative (c)	50	34	28	112
Equity in earnings	—	(2)	(2)	(4)
Other segment items (d)	(1)	(1)	—	(2)
Segment operating EBITDA	260	(47)	(8)	205

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy benefit, net				(2)
Gain on the early extinguishment of debt				(2)
Other corporate expenses				73
Depreciation and amortization				95
Interest expense, net				72
Stock-based compensation				9
Restructuring costs, net				24
Impairments				6
Legal contingencies				—
Gain on the sale of businesses, investments or other assets, net				(4)
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(66)
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

	Six Months Ended June 30, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$309	$2,312	$174	$2,795
Intersegment revenues (a)	156	—	—	156
Segment net revenues	465	2,312	174	2,951

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(156)
Total consolidated net revenues				2,795

Less (b):
Commission and other agent-related costs	—	1,834	—	1,834
Operating	123	440	146	709
Marketing	40	50	9	99
General and administrative (c)	52	46	26	124
Equity in earnings	—	(1)	(1)	(2)
Other segment items (d)	1	(2)	—	(1)
Segment operating EBITDA	249	(55)	(6)	188

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				2
Loss (gain) on the early extinguishment of debt				—
Other corporate expenses				58
Depreciation and amortization				103
Interest expense, net				79
Stock-based compensation				8
Restructuring costs, net				18
Impairments				8
Legal contingencies				—
Loss (gain) on the sale of businesses, investments or other assets, net				—
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(88)
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

Reconciliations of reportable segment assets and other significant items to consolidated totals:

	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
As of June 30, 2025
Total assets	$4,400	$572	$506	$5,478	$381	$5,859
Investment in equity method investees	—	32	134	166	—	166

As of December 31, 2024
Total assets	$4,326	$561	$509	$5,396	$240	$5,636
Investment in equity method investees	—	31	151	182	—	182

Three Months Ended June 30, 2025
Capital expenditures	$9	$7	$2	$18	$4	$22
Depreciation and amortization	31	10	3	44	5	49

Three Months Ended June 30, 2024
Capital expenditures	$7	$5	$1	$13	$5	$18
Depreciation and amortization	30	11	3	44	4	48

Six Months Ended June 30, 2025
Capital expenditures	$17	$13	$4	$34	$9	$43
Depreciation and amortization	60	20	6	86	9	95

Six Months Ended June 30, 2024
Capital expenditures	$13	$11	$3	$27	$9	$36
Depreciation and amortization	59	23	13	95	8	103

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
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of June 30, 2025, our real estate franchise systems and proprietary brands had approximately 303,300 independent sales agents worldwide, including approximately 174,700 independent sales agents operating in the U.S. (which included approximately 51,300 company owned brokerage independent sales agents). As of June 30, 2025, our real estate franchise systems and proprietary brands had approximately 17,600 offices worldwide in 120 countries and territories, including approximately 5,300 brokerage offices in the U.S. (which included approximately 570 company owned brokerage offices). This segment also includes our global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 570 owned and operated brokerage offices with approximately 51,300 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
RECENT DEVELOPMENTS
On June 26, 2025, Anywhere Group and Anywhere Co-Issuer Corp. (the "Co-Issuer") issued $500 million aggregate principal amount of 9.75% Senior Secured Second Lien Notes and used the net proceeds from the offering to repurchase $345 million in aggregate principal amount of the Exchangeable Senior Notes for an aggregate cash payment of $339 million. Following the repurchase, approximately $58 million in aggregate principal amount of the Exchangeable Senior Notes remains outstanding.
The Company used the remaining net proceeds to repay a portion of outstanding borrowings under the Revolving Credit Facility in July 2025. On August 6, 2025 the Company had $445 million of outstanding borrowings under the Revolving Credit Facility.
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements for additional information.

CURRENT BUSINESS AND INDUSTRY TRENDS
According to NAR data, U.S. existing homesale transactions declined by 34% from the full year of 2021 compared to the full year of 2024. Additionally, existing homesale transactions in 2023 and 2024 fell to their lowest levels since 1995. This sustained decline has been driven by several factors, including persistently high mortgage rates ranging from 6% to over 7% for a 30-year conventional fixed-rate mortgage according to Freddie Mac, along with constrained housing supply, elevated home prices, and reduced affordability. Broader macroeconomic uncertainty, including geopolitical instability, shifting trade dynamics, and declining consumer confidence, have also continued to contribute to a challenging operating environment during 2025.
While closed homesale transactions have declined, average homesale prices increased 15% from December 2021 to December 2024, according to NAR data.
In the first half of 2025, Franchise Group saw a 2% increase in volume, calculated as the number of closed homesale sides multiplied by the average homesale price, and Owned Brokerage Group experienced a 4% increase in volume, both as compared to the same period in prior year. The positive volume in the first half of 2025 was driven entirely by price at both Franchise Group and Owned Brokerage Group.
Specifically, the number of closed homesale sides for Franchise Group decreased by 4% in the first half of 2025 as compared to the same period in 2024, while the average homesale price increased by 6%. Similarly, Owned Brokerage Group reported a 3% decrease in closed homesale sides in the first half of 2025 as compared to the same period in 2024, while the average homesale price increased 7%.
The graphic below shows the percentage change in combined volume for the Company by quarter since 2023 as compared with the same period in the prior year, demonstrating that volume growth has been driven almost entirely by increasing average homesale price:

Franchise Group and Owned Brokerage Group Combined
Quarterly 2023 vs 2022, 2024 vs 2023 and 2025 vs 2024
Percentage Change
20%
15%
10%
5%
0%
(5)%
(10)%
(15)%
(20)%
(25)%
(30)%
(35)%
(31)%
(23)%
(13)%
(6)%
2%
3%
0%
13%
6%
0%
Q1 2023
Q2 2023
Q3 2023
Q4 2023
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Closed Homesale Sides
Average Homesale Price
Homesale Transaction Volume

For the first half of 2025, NAR reported that existing homesale transactions decreased 1% as compared to the same period in 2024. Fannie Mae, as of their most recently released forecast, is forecasting existing homesale transactions in 2025 to increase 3% compared to full year 2024 to 4.17 million. The MD&A included in our 2024 Form 10-K includes further details about the macroeconomic and competitive factors impacting our business.
Cost Savings. During the second quarter of 2025, we realized cost savings of $25 million and $39 million year-to-date, of which approximately half (in both cases) is related to specific restructuring activities.

Matters that Impact the Functioning of the U.S. Residential Brokerage Industry and our Business. As discussed in our 2024 Form 10-K and Form 10-Q for the period ended March 31, 2025, some long-standing industry rules and practices have drawn increasing scrutiny, controversy and criticism, including from various industry participants as well as regulators, as an outgrowth of the industry antitrust litigation.
For example, an industry-wide debate has developed around industry practices related to the use of "exclusive listings" (also referred to as private, pocket or offline listings) as an alternative to the more traditionally favored broad public marketing of a home sale. Exclusive listings refer to real estate properties that are for sale but not listed on the multiple listing services ("MLSs") or are otherwise only accessible to certain real estate agents and brokers.
There is increasing tension between certain brokers that support the extensive use of exclusive listings and other industry players—including certain MLSs and listing aggregators—who want to limit them. This conflict has prompted two listing aggregators to prohibit certain exclusive listings from appearing on their platforms and has resulted in litigation among certain industry participants (excluding the Company). It has also introduced further uncertainty regarding the broad availability of housing data, particularly listing inventory, to industry participants and consumers.
The controversy related to use of exclusive listings is closely tied to ongoing controversy regarding NAR's Clear Cooperation Policy, which generally requires property listings to be posted to the MLS within one business day of public marketing. NAR began a re-examination of that policy last year but ultimately announced earlier this spring that it would retain that policy, along with a new "delayed marketing" option. This new option and a long-standing option that allows for the use of exclusive listings that satisfy certain narrow criteria established by NAR are the primary exceptions to the Clear Cooperation Policy. Legal challenges and investigations regarding the Clear Cooperation Policy have been ongoing for a number of years. In addition, at least one brokerage has announced it will no longer consider itself bound by any mandatory NAR rules, including the Clear Cooperation Policy.
We are closely monitoring these situations as they evolve. There is no recent industry experience with the widespread use of exclusive listings or with bans on certain exclusive listings by aggregator sites. Accordingly, it is difficult to predict how consumers, brokerages, agents, franchisees, MLSs, and listing aggregators/portals will respond to these recent developments or the impact on our business.
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
The following table presents our drivers for the three and six months ended June 30, 2025 and 2024. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

Three Months Ended June 30,	Six Months Ended June 30,
2025	2024	% Change	2025	2024	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	186,970	194,372	(4)%	324,059	339,147	(4)%
Average homesale price	$527,356	$506,676	4%	$522,975	$491,070	6%
Average homesale broker commission rate	2.41%	2.42%	(1)	bps	2.41%	2.43%	(2)	bps
Net royalty per side	$474	$462	3%	$465	$443	5%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	69,479	71,895	(3)%	118,940	122,408	(3)%
Average homesale price	$800,807	$775,453	3%	$800,367	$748,239	7%
Average homesale broker commission rate	2.38%	2.36%	2	bps	2.36%	2.38%	(2)	bps
Gross commission income per side	$19,882	$19,141	4%	$19,815	$18,648	6%
Anywhere Integrated Services - Title Group
Purchase title and closing units	28,829	29,816	(3)%	50,178	51,141	(2)%
Refinance title and closing units	2,881	2,394	20%	5,385	4,419	22%
Average fee per closing unit	$3,533	$3,323	6%	$3,508	$3,287	7%
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
Three Months Ended June 30, 2025 vs. Three Months Ended June 30, 2024
Our consolidated results comprised the following:

	Three Months Ended June 30,
	2025	2024	Change
Net revenues	$1,682	$1,669	$13
Total expenses	1,650	1,631	19
Income before income taxes, equity in earnings and noncontrolling interests	32	38	(6)
Income tax expense	9	11	(2)
Equity in earnings of unconsolidated entities	(5)	(3)	(2)
Net income	28	30	(2)
Less: Net income attributable to noncontrolling interests	(1)	—	(1)
Net income attributable to Anywhere and Anywhere Group	$27	$30	$(3)
Net revenues increased $13 million or 1% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024 driven by increases in revenue at Owned Brokerage Group, Title Group and Franchise Group.
Total expenses increased $19 million or 1% for the second quarter of 2025 compared to the second quarter of 2024 primarily due to a $14 million increase in operating and general and administrative expenses primarily attributable to higher employee-related healthcare costs and a $9 million increase in commission and other sales agent-related costs at Owned Brokerage Group.
Equity in earnings were $5 million for the three months ended June 30, 2025 compared to earnings of $3 million during the same period of 2024. Equity in earnings for the three months ended June 30, 2025 consisted of $2 million of earnings for Guaranteed Rate Affinity and $3 million of earnings for the operations of our other equity method investments. Equity in earnings for the three months ended June 30, 2024 consisted of $1 million of earnings for the Title Insurance Underwriter Joint Venture and $2 million of earnings for the operations of our other equity method investments.
The Company incurred $12 million of restructuring costs during the second quarter of 2025 compared to $7 million of costs during the second quarter of 2024. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information. During the second quarter of 2025, we realized cost savings of $25 million and $39 million year-to-date, of which approximately half (in both cases) is related to specific restructuring activities.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was an expense of $9 million for the three months ended June 30, 2025 compared to an expense of $11 million for the three months ended June 30, 2024.
The following table reflects a non-GAAP reconciliation of Net income attributable to Anywhere and Anywhere Group to Operating EBITDA during the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
Net income attributable to Anywhere and Anywhere Group	$27	$30
Income tax expense	9	11
Income before income taxes	36	41
Add: Depreciation and amortization	49	48
Interest expense, net	36	40
Stock-based compensation (a)	4	4
Restructuring costs, net (b)	12	7
Impairments (c)	—	2
Former parent legacy cost, net	1	1
Legal contingencies (d)	—	—
Gain on the early extinguishment of debt (e)	(2)	—
Gain on the sale of businesses, investments or other assets, net	(3)	—
Operating EBITDA	$133	$143
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
Restructuring charges incurred for the three months ended June 30, 2025 include $3 million at Franchise Group, $4 million at Owned Brokerage Group, $1 million at Title Group and $4 million in Corporate and Other. Restructuring charges incurred for the three months ended June 30, 2024 include $2 million at Franchise Group, $1 million at Owned Brokerage Group, $1 million at Title Group and $3 million in Corporate and Other.
(c)Non-cash impairments primarily related to leases and other assets.
(d)Represents changes in legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits. Legal contingencies do not include cases that are part of our normal operating activities or legal expenses incurred in the ordinary course of business.
(e)Gain on the early extinguishment of debt is recorded in Corporate and Other and relates to the issuance of 9.75% Senior Secured Second Lien Notes and repurchase of a portion of the Exchangeable Senior Notes that occurred during the second quarter of 2025.

The following table reflects the results of each of our reportable segments and Corporate and Other during the three months ended June 30, 2025 and 2024:

	Revenues (b)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2025	2024			2025	2024 (c)			2025	2024 (c)
Franchise Group	$269	$265	$4	2%	$163	$159	$4	3%	61%	60%	1
Owned Brokerage Group	1,398	1,393	5	—	—	4	(4)	*	—	—	—
Title Group	108	103	5	5	10	9	1	11	9	9	—
Corporate and Other (a)	(93)	(92)	(1)	(b)	(40)	(29)	(11)	(38)
Total Company	$1,682	$1,669	$13	1%	$133	$143	$(10)	(7)%	8%	9%	(1)
_______________
(a)Corporate and Other includes the Company's intersegment revenues which are eliminated and various unallocated corporate expenses.
(b)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $93 million and $92 million during the three months ended June 30, 2025 and 2024, respectively, and are eliminated in the Corporate and Other line.
(c)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues decreased 1 percentage point for the three months ended June 30, 2025 compared to the same period in 2024. Franchise Group's margin increased 1 percentage point primarily due to a favorable foreign exchange rate impact related to our relocation operations, partially offset by higher employee-related healthcare costs. Owned Brokerage Group's margin and Title Group's margin both remained flat.
Corporate and Other Operating EBITDA for the three months ended June 30, 2025 declined $11 million to a loss of $40 million primarily attributable to $5 million of higher employee-related costs and $6 million of other various expenses.
Anywhere Brands—Franchise Group
Revenues increased $4 million to $269 million and Operating EBITDA increased $4 million to $163 million for the three months ended June 30, 2025 compared to the same period in 2024.
Revenues increased $4 million during the second quarter of 2025 as compared to the second quarter of 2024 primarily due to a $3 million increase in revenue from our relocation operations as a result of higher volume, a $1 million increase in intercompany royalties received from Owned Brokerage Group and a $1 million increase in brand marketing fund revenue and related expense, partially offset by a $1 million decrease in third-party domestic franchisee royalty revenue. The decrease in third-party domestic royalty revenue was driven by a 4% decrease in existing homesale transactions and a decline in the average homesale broker commission rate, partially offset by a 4% increase in average homesale price.
Franchise Group's revenue includes intercompany royalties and marketing fees received from Owned Brokerage Group of $93 million and $92 million during the second quarter of 2025 and 2024, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA increased $4 million primarily due to the $4 million increase in revenues discussed above and a $3 million favorable foreign exchange rate impact related to our relocation operations, partially offset by a $2 million increase in employee and other operating costs primarily due to higher employee-related healthcare costs and a $1 million increase in brand marketing fund expense discussed above.
Anywhere Advisors—Owned Brokerage Group
Revenues increased $5 million to $1,398 million and Operating EBITDA decreased $4 million to zero for the three months ended June 30, 2025 compared with the same period in 2024.
The revenue increase of $5 million was primarily driven by a 3% increase in average homesale price, partially offset by a 3% decrease in existing homesale transactions.
Operating EBITDA decreased $4 million primarily due to a $9 million increase in commission expenses paid to independent sales agents, partially offset by a $5 million increase in revenues as discussed above and a $1 million decrease in other operating costs despite a $4 million increase in employee-related healthcare costs.

Anywhere Integrated Services—Title Group
Revenues increased $5 million to $108 million and Operating EBITDA increased $1 million to $10 million for the three months ended June 30, 2025 compared with the same period in 2024.
Revenues increased $5 million primarily as a result of a $3 million increase in resale revenue due to a higher average fee per closing unit which was partially offset by a decline in purchase units. Additionally, refinance revenue increased $2 million driven by both an increase in units and a higher average fee per closing unit.
Operating EBITDA increased $1 million primarily due to a $5 million increase in revenues discussed above, partially offset by a $4 million increase in variable operating costs due to volume increases.
Six Months Ended June 30, 2025 vs. Six Months Ended June 30, 2024
Our consolidated results comprised the following:

	Six Months Ended June 30,
	2025	2024	Change
Net revenues	$2,886	$2,795	$91
Total expenses	2,955	2,885	70
Loss before income taxes, equity in earnings and noncontrolling interests	(69)	(90)	21
Income tax benefit	(15)	(17)	2
Equity in earnings of unconsolidated entities	(4)	(2)	(2)
Net loss	(50)	(71)	21
Less: Net income attributable to noncontrolling interests	(1)	—	(1)
Net loss attributable to Anywhere and Anywhere Group	$(51)	$(71)	$20
Net revenues increased $91 million or 3% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily driven by an increase in revenue at Owned Brokerage Group due to higher homesale transaction volume.
Total expenses increased $70 million or 2% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 primarily due to:
•a $68 million increase in commission and other sales agent-related costs as a result of higher homesale transaction volume at Owned Brokerage Group; and
•a $22 million increase in operating and general and administrative expenses primarily attributable to an increase in employee-related healthcare costs and other operating costs, partially offset by,
•an $8 million decrease in depreciation and amortization expense, and
•a $7 million decrease in interest expense.
Equity in earnings were $4 million for the six months ended June 30, 2025 compared to earnings of $2 million during the same period of 2024. Equity in earnings for the six months ended June 30, 2025 consisted of $1 million of earnings for Guaranteed Rate Affinity and $3 million of earnings for the operations of our other equity method investments. Equity in earnings for the six months ended June 30, 2024 consisted of $1 million of earnings for the Title Insurance Underwriter Joint Venture and $3 million of earnings for the operations of our other equity method investments, partially offset by $2 million of losses for Guaranteed Rate Affinity.
During the six months ended June 30, 2025, we incurred $24 million of restructuring costs compared to $18 million of costs during the six months ended June 30, 2024. See Note 5, "Restructuring Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $15 million for the six months ended June 30, 2025 compared to a benefit of $17 million for the six months ended June 30, 2024. Our effective tax rate for the six months ended June 30, 2025 was 23%, primarily impacted by non-deductible executive compensation and valuation allowance on state net operating losses, partially offset by research and development tax credits.

The following table reflects a non-GAAP reconciliation of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Net loss attributable to Anywhere and Anywhere Group	$(51)	$(71)
Income tax benefit	(15)	(17)
Loss before income taxes	(66)	(88)
Add: Depreciation and amortization	95	103
Interest expense, net	72	79
Stock-based compensation (a)	9	8
Restructuring costs, net (b)	24	18
Impairments (c)	6	8
Former parent legacy (benefit) cost, net	(2)	2
Legal contingencies (d)	—	—
Gain on the early extinguishment of debt (e)	(2)	—
Gain on the sale of businesses, investments or other assets, net	(4)	—
Operating EBITDA	$132	$130
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
Restructuring charges incurred for the six months ended June 30, 2025 include $3 million at Franchise Group, $11 million at Owned Brokerage Group, $1 million at Title Group and $9 million in Corporate and Other. Restructuring charges incurred for the six months ended June 30, 2024 include $3 million at Franchise Group, $7 million at Owned Brokerage Group, $1 million at Title Group and $7 million in Corporate and Other.
(c)Non-cash impairments primarily related to leases and other assets.
(d)Represents changes in legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits. Legal contingencies do not include cases that are part of our normal operating activities or legal expenses incurred in the ordinary course of business.
(e)Gain on the early extinguishment of debt is recorded in Corporate and Other and relates to the issuance of 9.75% Senior Secured Second Lien Notes and repurchase of a portion of the Exchangeable Senior Notes that occurred during the second quarter of 2025.
The following table reflects the results of each of our reportable segments and Corporate and Other during the six months ended June 30, 2025 and 2024:

	Revenues (b)		$ Change	% Change	Operating EBITDA		$ Change	% Change	Operating EBITDA Margin		Change
	2025	2024			2025	2024 (c)			2025	2024 (c)
Franchise Group	$473	$465	$8	2%	$260	$249	$11	4%	55%	54%	1
Owned Brokerage Group	2,388	2,312	76	3	(47)	(55)	8	15	(2)	(2)	—
Title Group	186	174	12	7	(8)	(6)	(2)	(33)	(4)	(3)	(1)
Corporate and Other (a)	(161)	(156)	(5)	(b)	(73)	(58)	(15)	(26)
Total Company	$2,886	$2,795	$91	3%	$132	$130	$2	2%	5%	5%	—
_______________
(a)Corporate and Other includes the Company's intersegment revenues which are eliminated and various unallocated corporate expenses.
(b)Revenues include the elimination of transactions between segments, which consists of intercompany royalties and marketing fees paid by Owned Brokerage Group of $161 million and $156 million during the six months ended June 30, 2025 and 2024, respectively, and are eliminated in the Corporate and Other line.
(c)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.

As described in the aforementioned table, Operating EBITDA margin for "Total Company" expressed as a percentage of revenues remained flat for the six months ended June 30, 2025 compared to the same period in 2024. Franchise Group's margin increased 1 percentage point primarily due to favorable foreign exchange rate impact related to our relocation operations. Owned Brokerage Group's margin remained flat. Title Group's margin decreased 1 percentage point primarily due to higher employee-related healthcare costs.
Corporate and Other Operating EBITDA for the six months ended June 30, 2025 declined $15 million to a loss of $73 million primarily attributable to higher information technology and employee-related expenses.
Anywhere Brands—Franchise Group
Revenues increased $8 million to $473 million and Operating EBITDA increased $11 million to $260 million for the six months ended June 30, 2025 compared to the same period in 2024.
Revenues increased $8 million primarily due to a $5 million increase in intercompany royalties received from Owned Brokerage Group, a $2 million increase in brand marketing fund revenue and related expense and a $1 million increase in third-party domestic franchisee royalty revenue. The increase in third-party domestic royalty revenue was driven by a 2% increase in existing homesale transaction volume which consisted of a 6% increase in average homesale price, partially offset by a 4% decrease in existing homesale transactions. Revenue from our relocation operations and leads business remained flat for the six months ended June 30, 2025 compared to the same period in 2024.
Franchise Group's revenue includes intercompany royalties and marketing fees received from Owned Brokerage Group of $161 million and $156 million during the six months ended June 30, 2025 and 2024, respectively, which are eliminated in consolidation against the expense reflected in Owned Brokerage Group's results.
Operating EBITDA increased $11 million primarily due to the $8 million increase in revenues discussed above and a $5 million favorable foreign exchange rate impact related to our relocation operations, partially offset by a $2 million increase in brand marketing fund expense discussed above.
Anywhere Advisors—Owned Brokerage Group
Revenues increased $76 million to $2,388 million and Operating EBITDA increased $8 million to a loss of $47 million for the six months ended June 30, 2025 compared with the same period in 2024.
The revenue increase of $76 million was primarily driven by a 4% increase in existing homesale transaction volume at Owned Brokerage Group which consisted of a 7% increase in average homesale price, partially offset by a 3% decrease in existing homesale transactions.
Operating EBITDA increased $8 million primarily due to:
•a $76 million increase in revenues as discussed above; and
•a $5 million decrease in other operating costs despite a $5 million increase in employee-related healthcare costs, partially offset by:
•a $68 million increase in commission expenses paid to independent sales agents primarily as a result of higher homesale transaction volume as described above; and
•a $5 million increase in royalties paid to Franchise Group.
Anywhere Integrated Services—Title Group
Revenues increased $12 million to $186 million and Operating EBITDA decreased $2 million to a loss of $8 million for the six months ended June 30, 2025 compared with the same period in 2024.
Revenues increased $12 million primarily driven by an $8 million increase in resale revenue due to a higher average fee per closing unit which was partially offset by a decline in purchase units. Additionally, refinance revenue increased $4 million driven by both an increase in units and a higher average fee per closing unit.
Operating EBITDA decreased $2 million primarily due to a $9 million increase in variable operating costs due to volume increases and a $6 million increase in employee-related and other operating costs primarily due to higher employee-related healthcare costs, partially offset by a $12 million increase in revenue discussed above and a $1 million increase in equity in earnings.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition

	June 30, 2025	December 31, 2024	Change
Total assets	$5,859	$5,636	$223
Total liabilities	4,330	4,066	264
Total equity	1,529	1,570	(41)
For the six months ended June 30, 2025, total assets increased $223 million primarily due to:
•a $148 million increase in cash and cash equivalents primarily related to a net increase from the issuance of $500 million of 9.75% Senior Secured Second Lien Notes and the repurchase of a portion of the Exchangeable Senior Notes in the second quarter of 2025 for $339 million;
•a $128 million increase in relocation and trade receivables primarily due to timing; and
•a $13 million net increase in other current and non-current assets primarily due to prepaid contracts, partially offset by a reduction in income tax receivables and a decrease in equity method investments as a result of dividends received from Guaranteed Rate Affinity and other equity method investments, partially offset by:
•a $45 million net decrease in franchise agreements and other amortizable intangible assets due to amortization;
•a $19 million net decrease in operating lease assets primarily due to asset depreciation; and
•a $9 million decrease in property and equipment primarily due to asset depreciation.
Total liabilities increased $264 million primarily due to:
•a $272 million net increase in corporate debt primarily related to the issuance of 9.75% Senior Secured Second Lien Notes and repurchase of a portion of the Exchangeable Senior Notes in the second quarter of 2025, as well as $120 million of additional borrowings under the Revolving Credit Facility;
•a $47 million increase in other non-current liabilities primarily due to proceeds from the sale of a 10% preferred equity interest in certain of the Company's title and escrow entities that has a mandatorily redeemable feature and an increase in long-term contracts;
•a $40 million increase in securitization obligations; and
•a $15 million increase in accounts payable,
partially offset by:
•a $69 million decrease in accrued expenses and other current liabilities primarily due to the payment of employee-related liabilities in the first quarter of 2025 which were fully accrued as of December 31, 2024 and payment of a Cendant legacy tax matter;
•a $25 million decrease in operating lease liabilities; and
•a $16 million decrease in deferred tax liabilities.
Total equity decreased $41 million primarily due to a net loss of $51 million, partially offset by a $7 million increase in additional paid-in capital related to the Company's stock-based compensation activity for the six months ended June 30, 2025.
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
During the second quarter of 2025, Anywhere Group and the Co-Issuer issued $500 million of 9.75% Senior Secured Second Lien Notes. We used net proceeds from the issuance of the 9.75% Senior Secured Second Lien Notes to repurchase $345 million of the Exchangeable Senior Notes for an aggregate cash payment of $339 million and used the remaining net proceeds to repay a portion of outstanding borrowings under the Revolving Credit Facility in July 2025.
Following the repurchase, approximately $58 million in aggregate principal amount of the Exchangeable Senior Notes remains outstanding and will mature on June 15, 2026. The maturity date of the Revolving Credit Facility is July 27, 2027; however, the maturity date will spring forward to March 16, 2026 if the outstanding Exchangeable Senior Notes have not been repurchased by March 16, 2026, unless all lenders under the Revolving Credit Facility approve the modification or waiver of this provision.
We will pay $49 million in additional annual interest expense under the 9.75% Senior Secured Second Lien Notes.
We expect to make certain payments in connection with matters that are discussed in more detail under Note 6, "Commitments and Contingencies", to the Condensed Consolidated Financial Statements ("Note 6"), including:
•$53.5 million in remaining settlement payments under the nationwide settlement agreement the Company entered into in the second quarter of 2024 to settle all claims asserted against it or that could have been asserted against it in the Burnett, Moehrl and Nosalek antitrust class action litigation. Payment will be due within 21 business days after all appellate rights are exhausted, the timing of which is uncertain but which we now anticipate may occur in late 2025 or early 2026.
•$19 million in remaining settlement payments under the settlement agreement the Company entered into in the first quarter of 2025 to settle the TCPA class action matter. Payment, which we expect will be made in 2025, will be due following final court approval of the settlement.
In May 2025, the Company paid $41 million in connection with its portion of the 1999 Cendant legacy tax matter described in Note 6, which the Company intends to appeal.
Other than the debt transactions during the second quarter of 2025 discussed above, our material cash requirements from known contractual and other obligations as of June 30, 2025 have not changed materially from the amounts reported in our 2024 Form 10-K.
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
Material Litigation. Adverse outcomes in material litigation could have a material adverse effect, individually or in the aggregate, on our business, results of operations and financial condition, in particular with respect to liquidity. See Note 6 for more information.
Seasonality. Historically, operating results and revenues for all of our businesses have been strongest in the second and third quarters of the calendar year. A significant portion of the expenses we incur in our real estate brokerage operations are related to marketing activities and commissions and therefore, are variable. However, many of our other expenses, such as interest payments, facilities costs and certain personnel-related costs, are fixed and cannot be reduced during the seasonal fluctuations in the business. While this seasonality generally increases our need to borrow under the Revolving Credit

Facility during the first third of the year, our need for borrowings may be heightened deeper into the year during periods of industry downturn.
Cash Flows
At June 30, 2025, we had $278 million of cash, cash equivalents and restricted cash, an increase of $154 million compared to the balance of $124 million at December 31, 2024. The following table summarizes our cash flows for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024	Change
Cash provided by (used in):
Operating activities	$(133)	$(83)	$(50)
Investing activities	(30)	(35)	5
Financing activities	316	136	180
Effects of change in exchange rates on cash, cash equivalents and restricted cash	1	—	1
Net change in cash, cash equivalents and restricted cash	$154	$18	$136
For the six months ended June 30, 2025, $50 million more cash was used in operating activities compared to the same period in 2024 principally due to:
•$33 million less cash provided by the net change in relocation and trade receivables due to timing; and
•$33 million more cash used for other assets primarily due to higher agent incentive payments, partially offset by:
•$9 million more cash provided by dividends received from equity method investments primarily related to Guaranteed Rate Affinity; and
•$7 million more cash provided by operating results.
For the six months ended June 30, 2025, $5 million less cash was used in investing activities compared to the same period in 2024 primarily due to:
•$6 million more cash proceeds received from the sale of investments; and
•$5 million more cash from other investing activities primarily due to a return of capital from Guaranteed Rate Affinity in 2025, partially offset by $7 million more cash used for property and equipment additions.
For the six months ended June 30, 2025, $316 million of cash was provided by financing activities compared to $136 million of cash provided by financing activities during the same period in 2024. For the six months ended June 30, 2025, $316 million of cash was provided by financing activities primarily due to:
•$150 million of net cash received related to the issuance of 9.75% Senior Secured Second Lien Notes and repurchase of a portion of the Exchangeable Senior Notes in the second quarter of 2025;
•$120 million of additional borrowings under the Revolving Credit Facility;
•$40 million net increase in securitization borrowings; and
•$19 million of proceeds from the sale of a 10% preferred equity interest in certain of the Company's title and escrow entities that has a mandatorily redeemable feature, partially offset by $11 million of other financing payments primarily related to contracts and finance leases.
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

Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of June 30, 2025.
Covenants under the Senior Secured Credit Agreement and Indentures; Events of Default
The Senior Secured Credit Agreement and the indentures governing the Unsecured Notes and Senior Secured Second Lien Notes contain various covenants that limit (subject to certain exceptions) Anywhere Group’s ability to, among other things:
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
Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at June 30, 2025.
Events of Default
Certain events would constitute an event of default under the Senior Secured Credit Facility as well as the indentures governing the Senior Secured Second Lien Notes, Unsecured Notes and Exchangeable Senior Notes. Such events of default include, without limitation, nonpayment of principal or interest, insolvency, bankruptcy, nonpayment of certain material judgments, change of control, and cross-events of default on material indebtedness as well as, under the Senior Secured Credit Facility, material misrepresentations, failure to comply with the senior secured leverage ratio covenant and failure to obtain an unqualified audit opinion by 90 days after the end of any fiscal year. If such an event of default were to occur and the Company failed to obtain a waiver from the applicable lenders or holders of the Senior Secured Second Lien Notes, Unsecured Notes or Exchangeable Senior Notes, our financial condition, results of operations and business would be materially adversely affected.
Non-GAAP Financial Measures
The SEC has adopted rules to regulate the use in filings with the SEC and in public disclosures of "non-GAAP financial measures". These measures are derived on the basis of methodologies other than in accordance with GAAP.

Operating EBITDA is our primary non-GAAP measure. Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include non-cash stock-based compensation, restructuring charges, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. The adjustment for stock-based compensation reflects non-cash expenses that are based on grant date fair value, which is influenced by the Company's stock price, and recognized over the requisite service period. The adjustment for legal contingencies excludes cases that are part of our normal operating activities and legal expenses incurred in the ordinary course of business. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.
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
See above under the header "Results of Operations" for reconciliations of Net income (loss) attributable to Anywhere and Anywhere Group to Operating EBITDA during the three and six months ended June 30, 2025 and 2024.
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
One Big Beautiful Bill Act
On July 4, 2025, the One Big Beautiful Bill Act was signed into law in the U.S. The legislation contains certain provisions related to the full expensing of U.S. research and development costs and other depreciable property. The legislation also includes changes to the determination of the amount of U.S. interest expense that is deductible for U.S. tax purposes. We are evaluating the full effects of the legislation on our estimated annual effective rate and cash tax position, but we expect that the legislation will likely not have a material impact on our financial statements. As the legislation was signed into law after the close of our second quarter, the impacts are not included in our operating results for the second quarter of 2025.
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At June 30, 2025, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR, due to its impact on our borrowings under the Revolving Credit Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.
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
At June 30, 2025, we had variable interest rate debt outstanding under our Revolving Credit Facility of $610 million. The interest rate with respect to the Revolving Credit Facility was 6.17% at June 30, 2025, which is based on Term SOFR plus a 10 basis point credit spread adjustment plus an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the June 30, 2025 senior secured leverage ratio, the margin was 1.75%. At June 30, 2025, the one-month SOFR was 4.32%; therefore, we have estimated that a 0.25% increase in SOFR would have an approximately $2 million impact on our annual interest expense.
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
(b)As of the quarterly period ended June 30, 2025 covered by this report on Form 10-Q, Anywhere has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere's internal control over financial reporting during the quarterly period ended June 30, 2025 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
(b)As of the quarterly period ended June 30, 2025 covered by this report on Form 10-Q, Anywhere Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere Group's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere Group's internal control over financial reporting during the quarterly period ended June 30, 2025 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
Other Financial Information
The Condensed Consolidated Financial Statements as of June 30, 2025 and for the three and six-month periods ended June 30, 2025 and 2024 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated August 8, 2025, are included on pages 4 and 5. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

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
Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended June 30, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.

Item 6.    Exhibits.
Exhibit        Description
4.1     Indenture, dated June 26, 2025, by and among the Anywhere Real Estate Group LLC, Anywhere Co-Issuer Corp., Anywhere Real Estate Inc., Anywhere Intermediate Holdings LLC, the subsidiary guarantors party thereto and Wilmington Trust, National Association, as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to Registrants' Current Report on Form 8-K filed on June 27, 2025).
4.2    Form of 9.750% Senior Secured Second Lien Notes due 2030 (included as Exhibit A to Exhibit 4.1 hereto) (Incorporated by reference to Exhibit 4.2 to Registrants' Current Report on Form 8-K filed on June 27, 2025).
10.1    Amended and Restated Limited Liability Company Agreement of Over Under Title LLC, dated as of April 1, 2025 (Incorporated by reference to Exhibit 10.1 to Registrants' Form 10-Q for the period ended March 31, 2025).
10.2    Amended and Restated Limited Liability Company Agreement of Double Barrel Title LLC, dated as of April 1, 2025 (Incorporated by reference to Exhibit 10.2 to Registrants' Form 10-Q for the period ended March 31, 2025).
10.3    Anywhere Real Estate Inc. Third Amended & Restated 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to Registrants' Current Report on Form 8-K filed on May 7, 2025).
10.4*    Form of Director Restricted Stock Unit Notice of Grant and Restricted Stock Unit Agreement under the Third Amended and Restated 2018 Long-Term Incentive Plan.
10.5*    Form of Notice of Grant and Performance Share Unit Agreement under the Third Amended and Restated 2018 Long-Term Incentive Plan.
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended June 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
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

Date: August 8, 2025
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: August 8, 2025
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller