Form 10-Q
period 2025-09-30
Anywhere Real Estate Inc.; Anywhere Real Estate Group LLC
filed 2025-11-05
CIK 1398987, 1355001

~~______________________________________________________________________________________________________~~
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
___________________________
FORM 10-Q
☑    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
Anywhere Real Estate Inc. Yes ☐  No ☑ Anywhere Real Estate Group LLC Yes ☐  No ☑
There were 112,130,696 shares of Common Stock, $0.01 par value, of Anywhere Real Estate Inc. outstanding as of November 3, 2025.
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
The following include some, but not all, of the risks and uncertainties that could affect our future results and cause actual results to differ materially from those expressed in the forward-looking statements:
•Risks related to the potential transaction with Compass, Inc., a Delaware corporation ("Compass"), which could include, but are not limited to:
◦our ability to consummate the proposed transaction with Compass on the expected timeline or at all;
◦our ability to obtain the necessary regulatory approvals in a timely manner and the risk that such approval is not obtained or is obtained subject to conditions that are not anticipated;
◦our ability to obtain approval of the proposed transaction from our stockholders and Compass’ ability to obtain approval of the share issuance from its stockholders;
◦the risk that a condition of closing of the proposed transaction may not be satisfied or that the closing of the proposed transaction might otherwise not occur;
◦the occurrence of any event, change or other circumstance or condition that could give rise to the termination of the merger agreement, including in circumstances requiring us to pay a termination fee;
◦risks related to disruption from the proposed transaction, including disruption of management time from current plans and ongoing business operations due to the proposed transaction and transaction-related issues;

◦the risk that the proposed transaction and its announcement could have an adverse effect on our ability to attract or retain independent sales agents, franchisees or key personnel or that there could be potential adverse reactions or changes to business relationships resulting from the announcement or completion of the proposed transaction;
◦unexpected costs, charges or expenses resulting from the proposed transaction;
◦potential litigation relating to the proposed transaction that could be instituted against us or our directors, managers or officers, including the effects of any outcomes related thereto;
◦risks related to the anticipated tax treatment of the proposed transaction;
◦risks related to the potential combined company, including unforeseen liabilities, future capital expenditures, economic performance, future prospects and business and management strategies for the management, expansion and growth of the combined company’s operations; and
◦certain restrictions during the pendency of the proposed transaction may impact our ability to pursue certain business opportunities or strategic transactions or otherwise operate our business.
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
•We are negatively impacted by adverse developments or the absence of sustained improvement in macroeconomic conditions (such as business, economic or political conditions) on a global, domestic or local basis, including those arising from actual or potential changes in trade policy or government shutdowns;
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

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements.
Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Anywhere Real Estate Inc.
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Inc. and its subsidiaries (the "Company") as of September 30, 2025, and the related condensed consolidated statements of operations and of comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2025 and 2024 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2025 and 2024, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, of comprehensive loss, of equity and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
November 5, 2025

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholder of Anywhere Real Estate Group LLC
Results of Review of Interim Financial Statements
We have reviewed the accompanying condensed consolidated balance sheet of Anywhere Real Estate Group LLC and its subsidiaries (the "Company") as of September 30, 2025, and the related condensed consolidated statements of operations and of comprehensive (loss) income for the three-month and nine-month periods ended September 30, 2025 and 2024 and the condensed consolidated statement of cash flows for the nine-month periods ended September 30, 2025 and 2024, including the related notes (collectively referred to as the "interim financial statements"). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.
We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of the Company as of December 31, 2024, and the related consolidated statements of operations, of comprehensive loss and of cash flows for the year then ended (not presented herein), and in our report dated February 25, 2025, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet information as of December 31, 2024, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.
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
November 5, 2025

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenues
Gross commission income	$1,323	$1,242	$3,680	$3,525
Service revenue	165	156	457	434
Franchise fees	104	98	278	269
Other	34	39	97	102
Net revenues	1,626	1,535	4,512	4,330
Expenses
Commission and other agent-related costs	1,067	998	2,969	2,832
Operating	306	287	886	845
Marketing	50	51	143	143
General and administrative	111	111	303	303
Former parent legacy (benefit) cost, net	—	(1)	(2)	1
Restructuring and merger-related costs, net	14	6	38	24
Impairments	1	1	7	9
Depreciation and amortization	48	48	143	151
Interest expense, net	47	38	119	117
Gain on the early extinguishment of debt	—	(7)	(2)	(7)
Other income, net	(1)	—	(6)	(1)
Total expenses	1,643	1,532	4,598	4,417
(Loss) income before income taxes, equity in earnings and noncontrolling interests	(17)	3	(86)	(87)
Income tax expense (benefit)	—	2	(15)	(15)
Equity in earnings of unconsolidated entities	(4)	(6)	(8)	(8)
Net (loss) income	(13)	7	(63)	(64)
Less: Net income attributable to noncontrolling interests	—	—	(1)	—
Net (loss) income attributable to Anywhere and Anywhere Group	$(13)	$7	$(64)	$(64)

(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(0.12)	$0.06	$(0.57)	$(0.58)
Diluted (loss) earnings per share	$(0.12)	$0.06	$(0.57)	$(0.58)
Weighted average common and common equivalent shares of Anywhere outstanding:
Basic	112.0	111.3	111.8	111.1
Diluted	112.0	112.2	111.8	111.1
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In millions)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net (loss) income	$(13)	$7	$(63)	$(64)
Currency translation adjustment	(1)	1	—	—
Defined benefit pension plan—amortization of actuarial gain (loss) to periodic pension cost	1	1	2	1
Other comprehensive income, before tax	—	2	2	1
Income tax expense related to items of other comprehensive income amounts	—	1	—	1
Other comprehensive income, net of tax	—	1	2	—
Comprehensive (loss) income	(13)	8	(61)	(64)
Less: comprehensive income attributable to noncontrolling interests	—	—	(1)	—
Comprehensive (loss) income attributable to Anywhere and Anywhere Group	$(13)	$8	$(62)	$(64)
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions, except share data)
(Unaudited)

	September 30, 2025	December 31, 2024

ASSETS
Current assets:
Cash and cash equivalents	$139	$118
Restricted cash	6	6
Trade receivables (net of allowance for doubtful accounts of $20 and $17)	133	101
Relocation receivables	244	150
Other current assets	200	206
Total current assets	722	581
Property and equipment, net	242	247
Operating lease assets, net	304	331
Goodwill	2,499	2,499
Trademarks	584	584
Franchise agreements, net	771	821
Other intangibles, net	90	106
Other non-current assets	531	467
Total assets	$5,743	$5,636
LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$114	$101
Securitization obligations	180	140
Current portion of long-term debt	451	490
Current portion of operating lease liabilities	95	105
Accrued expenses and other current liabilities	575	553
Total current liabilities	1,415	1,389
Long-term debt	2,125	2,031
Long-term operating lease liabilities	259	284
Deferred income taxes	189	207
Other non-current liabilities	235	155
Total liabilities	4,223	4,066
Commitments and contingencies (Note 6)
Equity:
Anywhere preferred stock: $0.01 par value; 50,000,000 shares authorized, none issued and outstanding at September 30, 2025 and December 31, 2024	—	—
Anywhere common stock: $0.01 par value; 400,000,000 shares authorized, 112,023,820 shares issued and outstanding at September 30, 2025 and 111,261,825 shares issued and outstanding at December 31, 2024	1	1
Additional paid-in capital	4,838	4,827
Accumulated deficit	(3,283)	(3,219)
Accumulated other comprehensive loss	(40)	(42)
Total stockholders' equity	1,516	1,567
Noncontrolling interests	4	3
Total equity	1,520	1,570
Total liabilities and equity	$5,743	$5,636
See Notes to Condensed Consolidated Financial Statements.

ANYWHERE REAL ESTATE INC. AND ANYWHERE REAL ESTATE GROUP LLC
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net loss	$(63)	$(64)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	143	151
Deferred income taxes	(19)	(17)
Impairments	7	9
Amortization of deferred financing costs and debt premium	6	6
Gain on the early extinguishment of debt	(2)	(7)
Gain on the sale of businesses, investments or other assets, net	(5)	—
Equity in earnings of unconsolidated entities	(8)	(8)
Stock-based compensation	13	12
Other adjustments to net loss	(2)	(3)
Net change in assets and liabilities, excluding the impact of acquisitions and dispositions:
Trade receivables	(31)	(19)
Relocation receivables	(93)	(61)
Other assets	26	69
Accounts payable, accrued expenses and other liabilities	13	(18)
Dividends received from unconsolidated entities	11	2
Other, net	(11)	(15)
Net cash (used in) provided by operating activities	(15)	37
Investing Activities
Property and equipment additions	(69)	(54)
Net proceeds from the sale of businesses	1	—
Proceeds from the sale of investments in unconsolidated entities	6	—
Other, net	6	—
Net cash used in investing activities	(56)	(54)
Financing Activities
Net change in Revolving Credit Facility	(75)	215
Repayment of Term Loan A Facility	—	(194)
Proceeds from issuance of Senior Secured Second Lien Notes	500	—
Repurchases of Exchangeable Senior Notes	(361)	—
Repurchases and redemption of Senior Notes	—	(19)
Amortization payments on term loan facilities	—	(12)
Net change in securitization obligations	40	33
Debt issuance costs	(10)	—
Cash paid for fees associated with early extinguishment of debt	(2)	—
Taxes paid related to net share settlement for stock-based compensation	(2)	(3)
Proceeds from sale of equity interest in certain title and escrow entities	19	—
Other, net	(18)	(17)
Net cash provided by financing activities	91	3
Effect of changes in exchange rates on cash, cash equivalents and restricted cash	1	1
Net increase (decrease) in cash, cash equivalents and restricted cash	21	(13)
Cash, cash equivalents and restricted cash, beginning of period	124	119
Cash, cash equivalents and restricted cash, end of period	$145	$106

Supplemental Disclosure of Cash Flow Information
Interest payments (including securitization interest of $7 and $8, respectively)	$109	$111
Income tax (refunds) payments, net	(26)	1
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
In management's opinion, the accompanying unaudited Condensed Consolidated Financial Statements reflect all normal and recurring adjustments necessary for a fair statement of Anywhere and Anywhere Group's financial position as of September 30, 2025 and the results of operations and comprehensive (loss) income for the three and nine months ended September 30, 2025 and 2024 and cash flows for the nine months ended September 30, 2025 and 2024. The Consolidated Balance Sheet at December 31, 2024 was derived from audited annual financial statements but does not contain all of the footnote disclosures from the annual financial statements. The Condensed Consolidated Financial Statements should be read in conjunction with the audited Consolidated Financial Statements and notes thereto included in the Annual Report on Form 10-K for the year ended December 31, 2024.
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

Merger Agreement
On September 22, 2025, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") with Compass and Velocity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Compass ("Merger Sub"), pursuant to which, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly-owned subsidiary of Compass. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock will be converted into the right to receive 1.436 fully paid and nonassessable shares of Compass class A common stock. If the Merger is consummated, the shares of the Company's common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.
The consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions including, but not limited to, approval of the merger by the Company's stockholders, approval of the share issuance by Compass' stockholders and receipt of regulatory approvals.
The Merger Agreement contains termination rights for each of the Company and Compass, including, but not limited to, either party's right to terminate the Merger Agreement (a) if the Merger has not closed by September 22, 2026, subject to three automatic extensions of three months each if on each such date all of the closing conditions, except those relating to regulatory approvals have been satisfied or waived (as such date may be extended in accordance with the terms of the Merger Agreement, the "Outside Date"), (b) if there exists a final and nonappealable law or order prohibiting the Merger, (c) in the case of termination by Compass, if there is a failure to receive approval by our stockholders, or in the case of termination by us, if there is a failure to receive approval by stockholders of Compass, or (d) in the event of a material uncured breach by either party of its representations, warranties, covenants or other agreements under the Merger Agreement. Upon termination of the Merger Agreement under certain specified circumstances, a termination fee of $200 million will be payable by the Company or Compass, as applicable. In addition, upon termination of the Merger Agreement because certain required regulatory clearances are not obtained before the Outside Date or if the Merger is permanently enjoined, Compass will be required to pay the Company a termination fee of $350 million.
The Merger Agreement also provides that either party may seek to compel the other party to specifically perform its obligations under the Merger Agreement.
The Merger Agreement includes customary representations and warranties of both the Company, on the one hand, and Compass and Merger Sub, on the other hand, as well as customary covenants from the parties, including relating to the conduct of the Company’s and Compass’s respective businesses during the period between the execution of the Merger Agreement and the effective time of the Merger, among other matters.
On September 22, 2025, Robert L. Reffkin (Compass Chairman and CEO) and certain funds affiliated with Mr. Reffkin, who, as of the date of the Merger Agreement, held and had the power to vote or direct the voting of approximately 29.6% of the issued and outstanding voting power of Compass common stock, entered into a voting and support agreement with Compass and the Company, agreeing to, among other things, vote their shares in favor of issuing Compass shares for the Merger and to restrict transfers, subject to limited exceptions. Also on September 22, 2025, certain funds and accounts managed or advised by Angelo, Gordon & Co., L.P. that, as of the date of the Merger Agreement, held and had the power to vote or direct the voting of approximately 8.7% of the issued and outstanding voting power of the common stock of the Company, entered into a voting and support agreement with the Company and Compass, agreeing to, among other things, vote their shares in favor of adopting the Merger Agreement and to restrict transfers, subject to limited exceptions.
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
The following table summarizes fair value measurements by level at September 30, 2025 for assets and liabilities measured at fair value on a recurring basis:

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
The following table presents changes in Level III financial liabilities measured at fair value on a recurring basis:

Level III
Fair value of contingent consideration at December 31, 2024	$2
Additions: contingent consideration related to acquisitions completed during the period	—
Reductions: payments of contingent consideration	—
Changes in fair value (reflected in general and administrative expenses)	—
Fair value of contingent consideration at September 30, 2025	$2
The following table summarizes the principal amount of the Company’s indebtedness compared to the estimated fair value, primarily determined by quoted market values, at:

	September 30, 2025		December 31, 2024
Debt	Principal Amount	Estimated Fair Value (a)	Principal Amount	Estimated Fair Value (a)
Revolving Credit Facility	$415	$415	$490	$490
9.75% Senior Secured Second Lien Notes	500	544	—	—
7.00% Senior Secured Second Lien Notes	640	650	640	564
5.75% Senior Notes	559	535	558	442
5.25% Senior Notes	449	421	449	337
0.25% Exchangeable Senior Notes	36	36	403	359

(a)The fair value of the Company's indebtedness is categorized as Level II.
Equity Method Investments
At September 30, 2025, the Company had various equity method investments totaling $169 million recorded on the other non-current assets line on the accompanying Condensed Consolidated Balance Sheets. Although the Company holds certain governance rights, it lacks controlling financial or operational interests in these investments.
The Company recorded equity in earnings from its equity method investments as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Guaranteed Rate Affinity (a)	$(1)	$(2)	$(2)	$—
Title Insurance Underwriter Joint Venture (b)	—	(1)	—	(2)
Other equity method investments (c)	(3)	(3)	(6)	(6)
Equity in earnings of unconsolidated entities	$(4)	$(6)	$(8)	$(8)
(a)The Company's 49.9% minority-owned mortgage origination joint venture with Guaranteed Rate, Inc. ("Guaranteed Rate Affinity") at Title Group had an investment balance of $56 million and $65 million at September 30, 2025 and December 31, 2024, respectively. The Company received $11 million in cash dividends from Guaranteed Rate Affinity during the nine months ended September 30, 2025.
(b)The Company's 22% equity interest in the Title Insurance Underwriter Joint Venture at Title Group had an investment balance of $73 million at both September 30, 2025 and December 31, 2024.
(c)The Company's various other equity method investments at Title Group and Brokerage Group had a total investment balance of $40 million and $44 million at September 30, 2025 and December 31, 2024, respectively. The Company received $6 million in cash dividends from other equity method investments during the nine months ended September 30, 2025. The Company received $6 million of proceeds which resulted in a $2 million gain on the sale of an equity method investment during the nine months ended September 30, 2025.
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
Income Taxes
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was zero and an expense of $2 million for the three months ended September 30, 2025 and 2024, respectively, and a benefit of $15 million for both nine months ended September 30, 2025 and 2024.
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

	Three Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Gross commission income (a)	$—	$—	$1,323	$1,242	$—	$—	$—	$—	$1,323	$1,242
Service revenue (b)	58	57	7	7	100	92	—	—	165	156
Franchise fees (c)	190	179	—	—	—	—	(86)	(81)	104	98
Other (d)	25	31	10	9	3	4	(4)	(5)	34	39
Net revenues	$273	$267	$1,340	$1,258	$103	$96	$(90)	$(86)	$1,626	$1,535

	Nine Months Ended September 30,
	Franchise Group		Owned Brokerage Group		Title Group		Corporate and Other		Total Company
	2025	2024	2025	2024	2025	2024	2025	2024	2025	2024
Gross commission income (a)	$—	$—	$3,680	$3,525	$—	$—	$—	$—	$3,680	$3,525
Service revenue (b)	160	158	20	18	277	258	—	—	457	434
Franchise fees (c)	519	500	—	—	—	—	(241)	(231)	278	269
Other (d)	67	74	28	27	12	12	(10)	(11)	97	102
Net revenues	$746	$732	$3,728	$3,570	$289	$270	$(251)	$(242)	$4,512	$4,330
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
The following table shows the change in the Company's contract liabilities (deferred revenue) related to revenue contracts by reportable segment for the period:

	Beginning Balance at January 1, 2025	Additions during the period	Recognized as Revenue during the period	Ending Balance at September 30, 2025
Franchise Group:
Deferred area development fees (a)	$37	$1	$(3)	$35
Deferred brand marketing fund fees (b)	15	51	(55)	11
Deferred outsourcing management fees (c)	3	30	(30)	3
Other deferred income related to revenue contracts	5	19	(18)	6
Total Franchise Group	60	101	(106)	55
Owned Brokerage Group:
Advanced commissions related to development business (d)	11	7	(8)	10
Other deferred income related to revenue contracts	1	2	(2)	1
Total Owned Brokerage Group	12	9	(10)	11
Total	$72	$110	$(116)	$66
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
Supplemental Cash Flow Information
Significant non-cash transactions included finance lease and contract additions of $6 million and $4 million during the nine months ended September 30, 2025 and 2024, respectively, which resulted in non-cash additions to property and equipment, net and other non-current liabilities.
Leases
The Company's lease obligations as of September 30, 2025 have not changed materially from the amounts reported in the 2024 Form 10-K.
Recently Issued Accounting Pronouncements
The Company systematically reviews and evaluates the relevance and implications of all Accounting Standards Updates ("ASUs"). While recently issued standards not expressly listed below were scrutinized, they were deemed either inapplicable or anticipated to have minimal impact on the Company's consolidated financial position or results of operations.
The FASB issued ASU 2025-06, "Targeted Improvements to the Accounting for Internal-Use Software" which revises Subtopic 350-40 by removing all references to software development project stages and amends the cost capitalization threshold by providing new guidance on how to evaluate whether a probable-to-complete recognition threshold has been met. The new guidance is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. The transition method may be prospective, retrospective or modified prospective. The Company is currently evaluating the impact of the new guidance on its consolidated financial statements and disclosures.
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

2.    GOODWILL AND INTANGIBLE ASSETS
Goodwill
Changes in the carrying amount of Goodwill and Accumulated impairment losses by reportable segment are as follows:

	Franchise Group	Owned Brokerage Group	Title Group	Total Company
Goodwill (gross) at December 31, 2024	$3,953	$1,089	$455	$5,497
Goodwill acquired	—	—	—	—
Goodwill reduction	—	—	—	—
Goodwill (gross) at September 30, 2025	3,953	1,089	455	5,497

Accumulated impairment losses at December 31, 2024	(1,586)	(1,088)	(324)	(2,998)
Goodwill impairment	—	—	—	—
Accumulated impairment losses at September 30, 2025 (a)	(1,586)	(1,088)	(324)	(2,998)
Goodwill (net) at September 30, 2025	$2,367	$1	$131	$2,499
(a)Includes impairment charges which reduced goodwill by $25 million during 2023, $394 million during 2022, $540 million during 2020, $253 million during 2019, $1,279 million during 2008 and $507 million during 2007.
Intangible Assets
Intangible assets are as follows:

	As of September 30, 2025			As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizable—Franchise agreements (a)	$2,010	$1,239	$771	$2,010	$1,189	$821
Indefinite life—Trademarks (b)	$584		$584	$584		$584
Other Intangibles
Amortizable—License agreements (c)	$45	$18	$27	$45	$17	$28
Amortizable—Customer relationships (d)	449	417	32	449	401	48
Indefinite life—Title plant shares (e)	31		31	30		30
Amortizable—Other (f)	4	4	—	4	4	—
Total Other Intangibles	$529	$439	$90	$528	$422	$106
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

Intangible asset amortization expense is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Franchise agreements	$16	$17	$50	$50
License agreements	1	1	1	1
Customer relationships	5	4	16	15
Other	—	—	—	1
Total	$22	$22	$67	$67
Based on the Company’s amortizable intangible assets as of September 30, 2025, the Company expects related amortization expense for the remainder of 2025, the four succeeding years and thereafter to be approximately $22 million, $89 million, $74 million, $68 million, $68 million and $509 million, respectively.
3.    OTHER CURRENT ASSETS AND ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES
Other current assets consisted of:

	September 30, 2025	December 31, 2024
Prepaid contracts and other prepaid expenses	$96	$75
Prepaid agent incentives	38	37
Franchisee sales incentives	29	29
Income tax receivables	4	35
Other	33	30
Total other current assets	$200	$206
Accrued expenses and other current liabilities consisted of:

	September 30, 2025	December 31, 2024
Accrued payroll and related employee costs	$193	$170
Advances from clients	22	24
Accrued volume incentives	27	27
Accrued commissions	47	41
Restructuring accruals	10	9
Deferred income	46	45
Accrued interest	54	36
Current portion of finance lease liabilities	5	7
Due to former parent	1	40
Other	170	154
Total accrued expenses and other current liabilities	$575	$553

4.    SHORT AND LONG-TERM DEBT
Total indebtedness is as follows:

	September 30, 2025	December 31, 2024
Revolving Credit Facility	$415	$490
9.75% Senior Secured Second Lien Notes	491	—
7.00% Senior Secured Second Lien Notes	631	630
5.75% Senior Notes	559	558
5.25% Senior Notes	444	444
0.25% Exchangeable Senior Notes	36	399
Total Short-Term & Long-Term Debt	$2,576	$2,521
Securitization Obligations:
Apple Ridge Funding LLC	$180	$140
Indebtedness Table
As of September 30, 2025, the Company’s borrowing arrangements were as follows:

	Interest Rate	Expiration Date	Principal Amount	Unamortized Premium and Debt Issuance Costs	Net Amount
Revolving Credit Facility (a)	(b)	July 2027 (c)	$415	$ *	$415
Senior Secured Second Lien Notes (d)	9.75%	April 2030	500	9	491
Senior Secured Second Lien Notes	7.00%	April 2030	640	9	631
Senior Notes	5.75%	January 2029	559	—	559
Senior Notes	5.25%	April 2030	449	5	444
Exchangeable Senior Notes (d)	0.25%	June 2026	36	—	36
Total Short-Term & Long-Term Debt			$2,599	$23	$2,576
Securitization obligations: (e)
Apple Ridge Funding LLC		January 2026	$180	$ *	$180
*The debt issuance costs related to our Revolving Credit Facility and securitization obligations are classified as a deferred financing asset within other assets.
(a)As of September 30, 2025, the Company had $1,100 million of borrowing capacity under its Revolving Credit Facility. As of September 30, 2025, there were $415 million of outstanding borrowings under the Revolving Credit Facility and $30 million of outstanding undrawn letters of credit. The Merger Agreement includes customary covenants, including the following limits on outstanding borrowings under the Revolving Credit Facility: (i) $800 million from September 22, 2025 to May 31, 2026; (ii) $700 million from June 1, 2026 to December 31, 2026; (iii) $800 million from January 1, 2027 to March 31, 2027, and (iv) $700 million from April 1, 2027 to December 31, 2027. Under the Merger Agreement, Compass may consent to increases to these limits, and such consent shall not be unreasonably withheld, delayed, or conditioned. On November 3, 2025, the Company had $425 million of outstanding borrowings under the Revolving Credit Facility and $30 million of outstanding undrawn letters of credit.
(b)The interest rate with respect to revolving loans under the Revolving Credit Facility at September 30, 2025 is based on, at the Company's option, Term Secured Overnight Financing Rate ("SOFR") plus a 10 basis point credit spread adjustment or JP Morgan Chase Bank, N.A.'s prime rate ("ABR") plus (in each case) an additional margin subject to adjustment based on the then current senior secured leverage ratio. Based on the previous quarter's senior secured leverage ratio, the SOFR margin was 1.75% and the ABR margin was 0.75% for the three months ended September 30, 2025.
(c)The maturity date of the Revolving Credit Facility is July 27, 2027; however, it may spring forward to March 16, 2026 if the Exchangeable Senior Notes have not been extended, refinanced or replaced to have a maturity date after October 26, 2027 (or are not otherwise discharged, defeased or repaid by March 16, 2026).
(d)See below under the header "Issuance of 9.75% Senior Secured Second Lien Notes due 2030 and Partial Repurchases of Exchangeable Senior Notes" for additional information related to the debt transactions during the second and third quarters of 2025.
(e)In May 2025, Anywhere Group entered into an amendment of the Apple Ridge Funding LLC securitization program that reduced the size of the facility to $180 million (from $200 million) and extended the securitization program until January 15, 2026. The Company is currently seeking to extend the program which may, upon mutual agreement of the parties, be extended to May 29, 2026. As of September 30, 2025, the Company had $180 million of borrowing capacity under the Apple Ridge Funding LLC securitization program with $180 million being utilized, leaving no available capacity. Any capacity in the future will be subject to maintaining sufficient relocation related assets to collateralize the securitization obligation. Certain of the funds that Anywhere Group receives from relocation receivables and related assets are required to be utilized to repay securitization obligations. These obligations are collateralized by $246 million and $156 million of underlying relocation receivables and other related relocation assets at September 30, 2025 and December 31, 2024, respectively. Substantially all relocation related assets are realized in less than twelve months from the transaction date. Accordingly, all of Anywhere Group's securitization obligations are classified as current in the accompanying Condensed Consolidated Balance Sheets. Interest incurred in connection with borrowings under the facility amounted to $3 million for both the three months ended September 30, 2025 and 2024, as well as $8 million and $7 million for the nine months ended September 30, 2025 and 2024, respectively. This interest is recorded within net revenues in the accompanying Condensed Consolidated Statements of Operations as related borrowings are utilized to fund Anywhere Group's relocation operations where interest is generally earned on such assets. The securitization obligations represent floating rate debt for which the average weighted interest rate was 6.8% and 8.1% for the nine months ended September 30, 2025 and 2024, respectively.
Maturities Table
As of September 30, 2025, the combined aggregate amount of maturities for long-term borrowings for the remainder of 2025 and each of the next four years is as follows:

Year	Amount
Remaining 2025 (a)	$415
2026	36
2027	—
2028	—
2029	559
(a)Remaining 2025 includes $415 million of outstanding borrowings under the Revolving Credit Facility, which expires in July 2027 (subject to earlier springing maturity) but are classified on the balance sheet as current due to the revolving nature of borrowings and terms and conditions of the facility. The current portion of long-term debt of $451 million shown on the Condensed Consolidated Balance Sheets consists of $415 million of outstanding borrowings under the Revolving Credit Facility and $36 million of the Exchangeable Senior Notes due June 2026.
Issuance of 9.75% Senior Secured Second Lien Notes due 2030 and Partial Repurchases of Exchangeable Senior Notes
On June 26, 2025, Anywhere Group and Anywhere Co-Issuer Corp. (the "Co-Issuer") issued $500 million aggregate principal amount of 9.75% Senior Secured Second Lien Notes. The Company used net proceeds from the issuance of the 9.75% Senior Secured Second Lien Notes to repurchase $345 million in aggregate principal amount of the Exchangeable Senior Notes for an aggregate cash payment of $339 million. The remaining net proceeds were used to repay a portion of outstanding borrowings under the Revolving Credit Facility in July 2025.
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
During the third quarter of 2025, we used cash on hand to repurchase $22 million of the Exchangeable Senior Notes for an aggregate cash payment of $22 million. Following the repurchases, approximately $36 million in aggregate principal amount of the Exchangeable Senior Notes remains outstanding.
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
The indentures governing the 9.75% Senior Secured Second Lien Notes contain various covenants that limit the ability of the Issuer's and Anywhere Group's restricted subsidiaries to take certain actions, which covenants are subject to a number of important exceptions and qualifications. These covenants are substantially similar to the covenants in the indenture governing the 7.00% Senior Secured Second Lien Notes, 5.75% Senior Notes and 5.25% Senior Notes, as described in Note 9, "Short and Long-Term Debt—Unsecured Notes" in Company's Annual Report on Form 10-K for the year ended December 31, 2024. At September 30, 2025, Anywhere Group was in compliance with the senior secured leverage ratio covenant.
Gain on the Early Extinguishment of Debt
During the nine months ended September 30, 2025, the Company recorded a gain on the early extinguishment of debt of $2 million as a result of the issuance of 9.75% Senior Secured Second Lien Notes and repurchase of a portion of the Exchangeable Senior Notes.
During the nine months ended September 30, 2024, the Company recorded gains on the early extinguishment of debt totaling $7 million as a result of the repurchases of Unsecured Notes occurring in the third quarter of 2024.
5.    RESTRUCTURING AND MERGER-RELATED COSTS
Restructuring and merger-related costs were $14 million and $38 million for the three and nine months ended September 30, 2025, respectively, and $6 million and $24 million for the three and nine months ended September 30, 2024, respectively.
The components of the restructuring and merger-related costs were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Merger-related costs (a)	$5	$—	$5	$—

Restructuring costs:
Personnel-related costs (b)	$3	$3	$11	$13
Facility-related costs (c)	5	3	16	11
Other (d)	1	—	6	—
Total restructuring costs (e)	$9	$6	$33	$24

Total restructuring and merger-related costs	$14	$6	$38	$24
(a)Merger-related expenses incurred in connection with the pending Merger with Compass are included in the line item “Restructuring and merger-related costs, net” in the Condensed Consolidated Statements of Operations. These costs primarily consist of legal, advisory, accounting and other professional service fees and are expensed as incurred. Such costs are considered period expenses and are not included in the purchase consideration under ASC Topic 805.
(b)Personnel-related costs consist of severance costs provided to employees who have been terminated.
(c)Facility-related costs consist of costs associated with planned facility closures such as contract termination costs, amortization of lease assets that will continue to be incurred under the contract for its remaining term without economic benefit to the Company, accelerated depreciation on asset disposals and other facility and employee relocation related costs.
(d)Other restructuring costs consist of costs related to professional fees, consulting fees and other costs associated with restructuring activities which are primarily recorded at Corporate.
(e)Restructuring costs for the three months ended September 30, 2025 include $6 million of expense related to Reimagine25 and $3 million of expense related to prior restructuring plans. Restructuring costs for the three months ended September 30, 2024 include $6 million of expense related to prior restructuring plans.
Restructuring costs for the nine months ended September 30, 2025 include $25 million of expense related to Reimagine25 and $8 million of expense related to prior restructuring plans. Restructuring costs for the nine months ended September 30, 2024 include $24 million of expense related to prior restructuring plans.

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
The following is a reconciliation of the beginning and ending reserve balances related to Reimagine25:

	Personnel-related costs	Facility-related costs	Other	Total
Balance at December 31, 2024	$—	$—	$—	$—
Restructuring charges (a)	11	8	6	25
Costs paid or otherwise settled	(5)	(5)	(6)	(16)
Balance at September 30, 2025	$6	$3	$—	$9
(a)In addition, the Company incurred $3 million of facility-related costs for lease asset impairments in connection with Reimagine25 during the nine months ended September 30, 2025.
The following table shows the total costs currently expected to be incurred by type of cost related to Reimagine25:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Personnel-related costs	$13	$11	$2
Facility-related costs	12	8	4
Other costs	8	8	—
Total	$33	$27	$6
The following table shows the total costs currently expected to be incurred by reportable segment and Corporate and Other related to Reimagine25:

	Total amount expected to be incurred	Amount incurred to date	Total amount remaining to be incurred
Franchise Group	$3	$3	$—
Owned Brokerage Group	17	12	5
Title Group	2	1	1
Corporate and Other	11	11	—
Total	$33	$27	$6
Prior Restructuring Plans
The Company has prior restructuring plans related to previous operational efficiency initiatives and transformation of the Company's corporate headquarters. At December 31, 2024, the remaining liability related to prior restructuring plans was $17 million. During the nine months ended September 30, 2025, the Company incurred $8 million of costs and paid or settled $16 million of costs resulting in a remaining accrual of $9 million at September 30, 2025.

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
The Company expensed $10 million in the third quarter of 2024 in connection with litigation contingencies related to the industry-wide antitrust lawsuits and class action lawsuits.
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
Under the terms of the nationwide Anywhere Settlement, Anywhere has agreed to injunctive relief as well as monetary relief of $83.5 million, of which $30 million has been paid and the remaining $53.5 million will be due within 21 business days after all appellate rights are exhausted. While the timing of this payment is uncertain, the Company currently expects the payment to occur in 2026.
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
Separately, a putative nationwide class action on behalf of home buyers (instead of sellers) captioned Batton, Bolton, Brace, Kim, James, Mullis, Bisbicos and Parsons v. The National Association of Realtors, Realogy Holdings Corp., Homeservices of America, Inc., BHH Affiliates, LLC, HSF Affiliates, LLC, The Long & Foster Companies, Inc., RE/MAX LLC, and Keller Williams Realty, Inc. (U.S. District Court for the Northern District of Illinois Eastern Division) was filed on January 25, 2021 ("Batton", formerly captioned as Leeder), in which the plaintiffs take issue with certain NAR policies, including those related to buyer-broker compensation at issue in the Moehrl, Burnett and Nosalek matters, but claim the alleged conspiracy has harmed buyers (instead of sellers), and seek a permanent injunction enjoining NAR from establishing in the future the same or similar rules, policies, or practices as those challenged in the action as well as an award of damages and/or restitution, interest, and reasonable attorneys’ fees and expenses. The only claims remaining outstanding are state law claims. The Company's motion to dismiss has been denied. The Company disputes the allegations against it in this case, believes it has substantial defenses to plaintiffs’ claims, and is vigorously defending this litigation. In addition to these substantial defenses, the final approval of the Anywhere Settlement has limited the size of the Batton case because the settling plaintiffs are releasing claims of the type alleged in Batton. As noted above, the named plaintiffs in the Batton case have filed an appeal of the final approval of the Anywhere Settlement, objecting to the release of buy-side claims in that settlement. On September 22, 2025, the Batton plaintiffs moved for class certification to include all buyers (including buyers that sold during the release period of the Anywhere Settlement) and on November 4, 2025, the court declined to proceed with the class certification motion as filed, ordering the parties to confer on whether to stay class certification briefing or require plaintiffs to refile with a narrowed class definition, reserving the right to decide if they cannot agree.
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
In January 2025, the Company entered into a settlement of the case pursuant to which it will pay $20 million ($19 million remaining), subject to final approval by the court. The court granted preliminary approval of the settlement on March 10, 2025, subject to the terms and conditions of the court’s order. The final approval hearing for the settlement (originally set for August 28, 2025) is scheduled for January 15, 2026.
* * *
Cendant Corporate Liabilities and Legacy Tax Matter
Anywhere Group (then Realogy Corporation) separated from Cendant on July 31, 2006 (the "Separation"), pursuant to a plan by Cendant (now known as Avis Budget Group, Inc.) to separate into four independent companies—one for each of Cendant's business units—real estate services (Anywhere Group, formerly referred to as Realogy Group), travel distribution services ("Travelport"), hospitality services, including timeshare resorts ("Wyndham Worldwide"), and vehicle rental ("Avis Budget Group"). Pursuant to the Separation and Distribution Agreement dated as of July 27, 2006 among Cendant, Anywhere Group, Wyndham Worldwide and Travelport (the "Separation and Distribution Agreement"), each of Anywhere Group, Wyndham Worldwide and Travelport have assumed certain contingent and other corporate liabilities (and related costs and expenses), which are primarily related to each of their respective businesses. In addition, Anywhere Group has assumed 62.5% and Wyndham Worldwide has assumed 37.5% of certain contingent and other corporate liabilities (and related costs and expenses) of Cendant. The due to former parent balance was $1 million at September 30, 2025 and $40 million at December 31, 2024. The due to former parent balance at December 31, 2024 was comprised of the Company’s portion of the following: (i) Cendant’s remaining contingent tax liabilities, (ii) potential liabilities related to Cendant’s terminated or divested businesses, and (iii) potential liabilities related to the residual portion of accruals for Cendant operations.
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

These escrow and trust deposits totaled approximately $714 million at September 30, 2025 and while these deposits are not assets of the Company (and, therefore, are excluded from the accompanying Condensed Consolidated Balance Sheets), the Company remains contingently liable for the disposition of these deposits.
7.    EQUITY
Condensed Consolidated Statement of Changes in Equity for Anywhere

	Three Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2025	112.0	$1	$4,834	$(3,270)	$(40)	$4	$1,529
Net loss	—	—	—	(13)	—	—	(13)
Stock-based compensation	—	—	4	—	—	—	4
Balance at September 30, 2025	112.0	$1	$4,838	$(3,283)	$(40)	$4	$1,520
	Three Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at June 30, 2024	111.2	$1	$4,818	$(3,162)	$(45)	$2	$1,614
Net income	—	—	—	7	—	—	7
Other comprehensive income	—	—	—	—	1	—	1
Stock-based compensation	—	—	4	—	—	—	4
Issuance of shares for vesting of equity awards	0.1	—	—	—	—	—	—
Balance at September 30, 2024	111.3	$1	$4,822	$(3,155)	$(44)	$2	$1,626
	Nine Months Ended September 30, 2025
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2024	111.3	$1	$4,827	$(3,219)	$(42)	$3	$1,570
Net (loss) income	—	—	—	(64)	—	1	(63)
Other comprehensive income	—	—	—	—	2	—	2
Settlement of Exchangeable Senior Notes hedges and warrants	—	—	—	—	—	—	—
Stock-based compensation	—	—	13	—	—	—	13
Issuance of shares for vesting of equity awards	1.2	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(2)	—	—	—	(2)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at September 30, 2025	112.0	$1	$4,838	$(3,283)	$(40)	$4	$1,520
	Nine Months Ended September 30, 2024
	Common Stock		Additional Paid-In Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- controlling Interests	Total Equity

	Shares	Amount
Balance at December 31, 2023	110.5	$1	$4,813	$(3,091)	$(44)	$2	$1,681
Net loss	—	—	—	(64)	—	—	(64)
Stock-based compensation	—	—	12	—	—	—	12
Issuance of shares for vesting of equity awards	1.3	—	—	—	—	—	—
Shares withheld for taxes on equity awards	(0.5)	—	(3)	—	—	—	(3)
Dividends	—	—	—	—	—	(1)	(1)
Contributions from non-controlling interests	—	—	—	—	—	1	1
Balance at September 30, 2024	111.3	$1	$4,822	$(3,155)	$(44)	$2	$1,626

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
The Company's Board of Directors authorized a share repurchase program of up to $300 million of the Company's common stock in February 2022. The Company has not repurchased any shares under the share repurchase programs since 2022. As of September 30, 2025, $203 million remained available for repurchase under the share repurchase program. The Company is subject to limitations on share repurchases, which include compliance with the terms of our debt agreements.
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
Long-term Incentive Cash Awards
The Company grants cash-settled awards to certain employees which include performance and time-vested awards. Performance awards generally vest based upon achievement against pre-established goals over a performance period and are generally paid in cash during the first quarter of the year after the end of the applicable performance period. Time-vested awards are primarily marked-to-market each period based on the Company’s stock price and typically vest over three years with 33.33% vesting on each anniversary of the grant date. Compensation expense related to these awards was $28 million and $12 million for the three months ended September 30, 2025 and 2024, respectively, and $42 million and $18 million for the nine months ended September 30, 2025 and 2024, respectively.
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

The following table sets forth the computation of basic and diluted (loss) earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share data)	2025	2024	2025	2024
Numerator:
Net (loss) income attributable to Anywhere shareholders	$(13)	$7	$(64)	$(64)
Denominator:
Weighted average common shares outstanding (denominator for basic (loss) earnings per share calculation)	112.0	111.3	111.8	111.1
Dilutive effect of stock-based compensation awards (a) (b)	—	0.9	—	—
Weighted average common shares outstanding (denominator for diluted (loss) earnings per share calculation)	112.0	112.2	111.8	111.1
(Loss) earnings per share attributable to Anywhere shareholders:
Basic (loss) earnings per share	$(0.12)	$0.06	$(0.57)	$(0.58)
Diluted (loss) earnings per share	$(0.12)	$0.06	$(0.57)	$(0.58)
(a)The Company was in a net loss position for the three months ended September 30, 2025 and both the nine months ended September 30, 2025 and 2024, and therefore, the impact of incentive equity awards was excluded from the computation of dilutive loss per share as the inclusion of such amounts would be anti-dilutive.
(b)The three months ended September 30, 2024 exclude 7.1 million shares of common stock, respectively, issuable for incentive equity awards which includes performance share units based on the achievement of target amounts that are anti-dilutive to the diluted earnings per share computation.
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
Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include non-cash stock-based compensation, restructuring and merger-related costs, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, impairments, and gains or losses on discontinued operations or the sale of businesses, investments, or other assets.
Set forth in the tables below are Segment net revenues and a reconciliation to Total consolidated net revenues and Segment operating EBITDA and a reconciliation to Net (loss) income attributable to Anywhere and Anywhere Group before income taxes for the three and nine months ended September 30, 2025 and 2024:

	Three Months Ended September 30, 2025
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$183	$1,340	$103	$1,626
Intersegment revenues (a)	90	—	—	90
Segment net revenues	273	1,340	103	1,716

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(90)
Total consolidated net revenues				1,626

Less (b):
Commission and other agent-related costs	—	1,067	—	1,067
Operating	63	242	86	391
Marketing	23	27	4	54
General and administrative (c)	32	14	17	63
Equity in earnings	—	(1)	(3)	(4)
Other segment items (d)	—	2	—	2
Segment operating EBITDA	155	(11)	(1)	143

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost (benefit), net				—
Loss (gain) on the early extinguishment of debt				—
Other corporate expenses				43
Depreciation and amortization				48
Interest expense, net				47
Stock-based compensation				4
Restructuring and merger-related costs, net (e)				14
Impairments				1
Legal contingencies				—
Gain on the sale of businesses, investments or other assets, net				(1)
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(13)
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
(e)Merger-related costs include $5 million of transaction-related expenses incurred in connection with the pending Merger with Compass which primarily consist of legal, advisory, accounting and other professional service fees.

	Three Months Ended September 30, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$181	$1,258	$96	$1,535
Intersegment revenues (a)	86	—	—	86
Segment net revenues	267	1,258	96	1,621

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(86)
Total consolidated net revenues				1,535

Less (b):
Commission and other agent-related costs	—	998	—	998
Operating	64	228	76	368
Marketing	24	26	5	55
General and administrative (c)	29	18	17	64
Equity in earnings	—	(2)	(4)	(6)
Other segment items (d)	(1)	1	—	—
Segment operating EBITDA	151	(11)	2	142

Reconciliation of Segment operating EBITDA to Net income attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy benefit, net				(1)
Gain on the early extinguishment of debt				(7)
Other corporate expenses				34
Depreciation and amortization				48
Interest expense, net				38
Stock-based compensation				4
Restructuring costs, net				6
Impairments				1
Legal contingencies				10
Loss (gain) on the sale of businesses, investments or other assets, net				—
Net income attributable to Anywhere and Anywhere Group before income taxes				$9
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

	Nine Months Ended September 30, 2025
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$495	$3,728	$289	$4,512
Intersegment revenues (a)	251	—	—	251
Segment net revenues	746	3,728	289	4,763

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(251)
Total consolidated net revenues				4,512

Less (b):
Commission and other agent-related costs	—	2,969	—	2,969
Operating	185	693	247	1,125
Marketing	65	78	11	154
General and administrative (c)	82	48	45	175
Equity in earnings	—	(3)	(5)	(8)
Other segment items (d)	(1)	1	—	—
Segment operating EBITDA	415	(58)	(9)	348

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy benefit, net				(2)
Gain on the early extinguishment of debt				(2)
Other corporate expenses				116
Depreciation and amortization				143
Interest expense, net				119
Stock-based compensation				13
Restructuring and merger-related costs, net (e)				38
Impairments				7
Legal contingencies				—
Gain on the sale of businesses, investments or other assets, net				(5)
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(79)
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
(e)Merger-related costs include $5 million of transaction-related expenses incurred in connection with the pending Merger with Compass which primarily consist of legal, advisory, accounting and other professional service fees.

	Nine Months Ended September 30, 2024
	Franchise Group	Owned Brokerage Group	Title Group	Totals
Net revenues from external customers	$490	$3,570	$270	$4,330
Intersegment revenues (a)	242	—	—	242
Segment net revenues	732	3,570	270	4,572

Reconciliation of Segment net revenues to Total consolidated net revenues
Elimination of intersegment revenues (a)				(242)
Total consolidated net revenues				4,330

Less (b):
Commission and other agent-related costs	—	2,832	—	2,832
Operating	187	668	222	1,077
Marketing	64	76	14	154
General and administrative (c)	81	64	43	188
Equity in earnings	—	(3)	(5)	(8)
Other segment items (d)	—	(1)	—	(1)
Segment operating EBITDA	400	(66)	(4)	330

Reconciliation of Segment operating EBITDA to Net loss attributable to Anywhere and Anywhere Group before income taxes
Unallocated amounts:
Former parent legacy cost, net				1
Gain on the early extinguishment of debt				(7)
Other corporate expenses				92
Depreciation and amortization				151
Interest expense, net				117
Stock-based compensation				12
Restructuring costs, net				24
Impairments				9
Legal contingencies				10
Loss (gain) on the sale of businesses, investments or other assets, net				—
Net loss attributable to Anywhere and Anywhere Group before income taxes				$(79)
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

Reconciliations of reportable segment assets and other significant items to consolidated totals:

	Franchise Group	Owned Brokerage Group	Title Group	Segment Total	Unallocated Corporate Amounts	Consolidated Total
As of September 30, 2025
Total assets	$4,375	$567	$501	$5,443	$300	$5,743
Investment in equity method investees	—	33	136	169	—	169

As of December 31, 2024
Total assets	$4,326	$561	$509	$5,396	$240	$5,636
Investment in equity method investees	—	31	151	182	—	182

Three Months Ended September 30, 2025
Capital expenditures	$11	$8	$3	$22	$4	$26
Depreciation and amortization	30	11	2	43	5	48

Three Months Ended September 30, 2024
Capital expenditures	$7	$6	$2	$15	$3	$18
Depreciation and amortization	29	13	2	44	4	48

Nine Months Ended September 30, 2025
Capital expenditures	$28	$21	$7	$56	$13	$69
Depreciation and amortization	90	31	8	129	14	143

Nine Months Ended September 30, 2024
Capital expenditures	$20	$17	$5	$42	$12	$54
Depreciation and amortization	88	36	15	139	12	151

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
OVERVIEW
We, through our subsidiaries, are a global provider of residential real estate services and report our operations in the following three business segments:
•Anywhere Brands ("Franchise Group")—franchises a portfolio of well-known, industry-leading franchise brokerage brands, including Better Homes and Gardens® Real Estate, Century 21®, Coldwell Banker®, Coldwell Banker Commercial®, Corcoran®, ERA® and Sotheby's International Realty®. As of September 30, 2025, our real estate franchise systems and proprietary brands had approximately 301,000 independent sales agents worldwide, including approximately 173,500 independent sales agents operating in the U.S. (which included approximately 50,800 company owned brokerage independent sales agents). As of September 30, 2025, our real estate franchise systems and proprietary brands had approximately 17,600 offices worldwide in 120 countries and territories, including approximately 5,200 brokerage offices in the U.S. (which included approximately 560 company owned brokerage offices). This segment also includes our global relocation services operation through Cartus® Relocation Services ("Cartus") and lead generation activities through Anywhere Leads Inc. ("Leads Group").
•Anywhere Advisors ("Owned Brokerage Group")—operates a full-service real estate brokerage business with approximately 560 owned and operated brokerage offices with approximately 50,800 independent sales agents under the Coldwell Banker®, Corcoran® and Sotheby’s International Realty® brand names in many of the largest metropolitan areas in the U.S. This segment also includes our share of equity earnings or losses from our minority-owned real estate auction joint venture.
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
RECENT DEVELOPMENTS
Merger Agreement
On September 22, 2025, we entered into an Agreement and Plan of Merger (the "Merger Agreement") with Compass and Velocity Merger Sub, Inc., a Delaware corporation and a wholly owned subsidiary of Compass ("Merger Sub"), pursuant to which, and subject to the terms and conditions thereof, Merger Sub will merge with and into the Company (the "Merger"), with the Company surviving the Merger as a wholly-owned subsidiary of Compass. Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, each share of the Company's common stock will be converted into the right to receive 1.436 fully paid and nonassessable shares of Compass class A common stock. If the Merger is consummated, the shares of the Company's common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act.
The consummation of the Merger remains subject to the satisfaction or waiver of certain customary closing conditions including, but not limited to, approval of the merger by the Company's stockholders, approval of the share issuance by Compass' stockholders and receipt of regulatory approvals.

The Merger Agreement contains termination rights for each of the Company and Compass, including, but not limited to, either party's right to terminate the Merger Agreement (a) if the Merger has not closed by September 22, 2026, subject to three automatic extensions of three months each if on each such date all of the closing conditions, except those relating to regulatory approvals have been satisfied or waived (as such date may be extended in accordance with the terms of the Merger Agreement, the "Outside Date"), (b) if there exists a final and nonappealable law or order prohibiting the Merger, (c) in the case of termination by Compass, if there is a failure to receive approval by our stockholders, or in the case of termination by us, if there is a failure to receive approval by stockholders of Compass, or (d) in the event of a material uncured breach by either party of its representations, warranties, covenants or other agreements under the Merger Agreement. Upon termination of the Merger Agreement under certain specified circumstances, a termination fee of $200 million will be payable by the Company or Compass, as applicable. In addition, upon termination of the Merger Agreement because certain required regulatory clearances are not obtained before the Outside Date or if the Merger is permanently enjoined, Compass will be required to pay the Company a termination fee of $350 million.
The Merger Agreement also provides that either party may seek to compel the other party to specifically perform its obligations under the Merger Agreement.
The Merger Agreement includes customary representations and warranties of both the Company, on the one hand, and Compass and Merger Sub, on the other hand, as well as customary covenants from the parties, including relating to the conduct of the Company’s and Compass’s respective businesses during the period between the execution of the Merger Agreement and the effective time of the Merger, among other matters.
On September 22, 2025, Robert L. Reffkin (Compass Chairman and CEO) and certain funds affiliated with Mr. Reffkin, who, as of the date of the Merger Agreement, held and had the power to vote or direct the voting of approximately 29.6% of the issued and outstanding voting power of Compass common stock, entered into a voting and support agreement with Compass and the Company, agreeing to, among other things, vote their shares in favor of issuing Compass shares for the Merger and to restrict transfers, subject to limited exceptions. Also on September 22, 2025, certain funds and accounts managed or advised by Angelo, Gordon & Co., L.P. that, as of the date of the Merger Agreement, held and had the power to vote or direct the voting of approximately 8.7% of the issued and outstanding voting power of the common stock of the Company, entered into a voting and support agreement with the Company and Compass, agreeing to, among other things vote their shares in favor of adopting the Merger Agreement and to restrict transfers, subject to limited exceptions.
See Part II, "Item 1A. Risk Factors" for a discussion of risks related to the Merger.
CURRENT BUSINESS AND INDUSTRY TRENDS
Housing affordability concerns, inventory constraints and high mortgage rates, combined with broader macroeconomic uncertainty, including geopolitical instability, shifting trade dynamics, and declining consumer confidence, have continued to contribute to a challenging operating environment during 2025.
For the three months ended September 30, 2025, Franchise Group saw a 7% increase in volume, calculated as the number of closed homesale sides multiplied by the average homesale price, and Owned Brokerage Group experienced a 6% increase in volume, both as compared to the same period in prior year. The number of closed homesale sides for Franchise Group increased 2% and the average homesale price increased 5% for the three months ended September 30, 2025 as compared to the same period in 2024. Similarly, Owned Brokerage Group reported a 2% increase in closed homesale sides and the average homesale price increased 5% for the three months ended September 30, 2025 as compared to the same period in 2024.
For the nine months ended September 30, 2025, Franchise Group saw a 4% increase in volume and Owned Brokerage Group experienced a 5% increase in volume, both as compared to the same period in prior year. The positive volume in the first nine months of 2025 was driven entirely by price at both Franchise Group and Owned Brokerage Group. Specifically, the number of closed homesale sides for Franchise Group decreased by 2% in the first nine months of 2025 as compared to the same period in 2024, while the average homesale price increased by 6%. Similarly, Owned Brokerage Group reported a 1% decrease in closed homesale sides in the first nine months of 2025 as compared to the same period in 2024, while the average homesale price increased 6%.

The graphic below shows the percentage change in combined volume for the Company by quarter for 2024 and 2025 as compared with the same period in the prior year, demonstrating that volume growth has been driven almost entirely by increasing average homesale price:

Franchise Group and Owned Brokerage Group Combined
Quarterly 2024 vs 2023 and 2025 vs 2024
Percentage Change
20%
15%
10%
5%
0%
(5)%
(10)%
2%
3%
0%
13%
6%
0%
7%
Q1 2024
Q2 2024
Q3 2024
Q4 2024
Q1 2025
Q2 2025
Q3 2025
Closed Homesale Sides
Average Homesale Price
Homesale Transaction Volume

For the first nine months of 2025, as of the most recent release, NAR reported that existing homesale transactions were flat as compared to the same period in 2024. Fannie Mae, as of their most recently released forecast, is forecasting existing homesale transactions in 2025 compared to full year 2024 to remain flat at 4.1 million. The MD&A included in our 2024 Form 10-K includes further details about the macroeconomic and competitive factors impacting our business.
Interest Rates. After holding rates steady since December 2024, the U.S. Federal Reserve Board lowered the target federal funds rate by 25 basis points at each of its September and October 2025 meetings, bringing the target federal funds rate to a range of 3.75% to 4.00%.
Mortgage Rates. Freddie Mac's data shows that the U.S weekly average rate for a 30-year conventional fixed-rate mortgage was 6.30% as of September 25, 2025 and 6.17% as of October 30, 2025. While recent rates have settled near their lowest level in about a year, they remain well above the ten-year average mortgage rate of 3.78% that preceded the commencement of actions intended to control inflation by the Federal Reserve in March 2022.
Cost Savings. During the third quarter of 2025, we realized cost savings of $28 million and $67 million year-to-date, of which approximately half (in both cases) is related to specific restructuring activities. We separately took certain temporary cost management measures beginning late in the second quarter of 2025 pursuant to which we realized $6 million in the third quarter and $8 million year to date.
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
The following table presents our drivers for the three and nine months ended September 30, 2025 and 2024. See "Results of Operations" below for a discussion as to how these drivers affected our business for the periods presented.

Three Months Ended September 30,	Nine Months Ended September 30,
2025	2024	% Change	2025	2024	% Change
Anywhere Brands - Franchise Group (a)
Closed homesale sides	193,485	189,833	2%	517,544	528,980	(2)%
Average homesale price	$526,210	$502,512	5%	$524,184	$495,176	6%
Average homesale broker commission rate	2.41%	2.41%	—	bps	2.41%	2.42%	(1)	bps
Net royalty per side	$466	$456	2%	$465	$448	4%
Anywhere Advisors - Owned Brokerage Group
Closed homesale sides	68,774	67,625	2%	187,714	190,033	(1)%
Average homesale price	$775,730	$741,623	5%	$791,341	$745,884	6%
Average homesale broker commission rate	2.37%	2.36%	1	bps	2.37%	2.37%	—	bps
Gross commission income per side	$19,235	$18,376	5%	$19,602	$18,551	6%
Anywhere Integrated Services - Title Group
Purchase title and closing units	27,488	27,631	(1)%	77,666	78,772	(1)%
Refinance title and closing units	2,969	2,661	12%	8,354	7,080	18%
Average fee per closing unit	$3,588	$3,361	7%	$3,536	$3,313	7%
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
Operating EBITDA is a non-GAAP financial measure and is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include non-cash stock-based compensation, restructuring and merger-related costs, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.
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

Three Months Ended September 30, 2025 vs. Three Months Ended September 30, 2024
The following table reflects our consolidated results and a non-GAAP reconciliation of Net (loss) income attributable to Anywhere and Anywhere Group to Operating EBITDA during the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
Net revenues	$1,626	$1,535	$91
Total expenses	1,643	1,532	111
(Loss) income before income taxes, equity in earnings and noncontrolling interests	(17)	3	(20)
Income tax expense	—	2	(2)
Equity in earnings of unconsolidated entities	(4)	(6)	2
Net (loss) income	(13)	7	(20)
Less: Net income attributable to noncontrolling interests	—	—	—
Net (loss) income attributable to Anywhere and Anywhere Group	$(13)	$7	$(20)

	Three Months Ended September 30,
	2025	2024	Change
Non-GAAP Reconciliation - Operating EBITDA:
Net (loss) income attributable to Anywhere and Anywhere Group	$(13)	$7	$(20)
Income tax expense	—	2	(2)
(Loss) income before income taxes	(13)	9	(22)
Add: Depreciation and amortization	48	48	—
Interest expense, net	47	38	9
Stock-based compensation (a)	4	4	—
Restructuring and merger-related costs, net (b)	14	6	8
Impairments	1	1	—
Former parent legacy benefit, net	—	(1)	1
Legal contingencies (c)	—	10	(10)
Gain on the early extinguishment of debt (d)	—	(7)	7
Gain on the sale of businesses, investments or other assets, net	(1)	—	(1)
Operating EBITDA	$100	$108	$(8)
Operating EBITDA Margin (e)	6%	7%
(a)Stock-based compensation is a non-cash expense that is based on grant date fair value, which is influenced by the Company's stock price, and recognized over the requisite service period. This expense is primarily related to Corporate and Other. This line does not include $28 million and $12 million of expense during the third quarter of 2025 and 2024, respectively, that relates to employee long-term incentives which primarily include cash-settled awards that fluctuate with the Company's stock price. Of these amounts, approximately $24 million and $8 million during the third quarter of 2025 and 2024, respectively, represent cash-settled awards that fluctuate with the Company’s stock price.
(b)Restructuring and merger-related costs, net includes personnel-related, facility-related and other costs related to professional fees and consulting fees as a result of the Company's restructure plans and transaction-related expenses incurred in connection with the pending Merger with Compass which primarily consist of legal, advisory, accounting and other professional service fees. Includes $5 million of merger-related costs for the three months ended September 30, 2025. See Note 5, "Restructuring and Merger-Related Costs", to the Condensed Consolidated Financial Statements for additional information.
(c)Represents changes in legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits included in Corporate and Other for the three months ended September 30, 2024. Legal contingencies do not include cases that are part of our normal operating activities or legal expenses incurred in the ordinary course of business.
(d)Gain on the early extinguishment of debt is recorded in Corporate and Other and relates to the repurchases of Unsecured Notes that occurred during the third quarter of 2024.
(e)Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.

Net revenues increased $91 million or 6% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024 driven by an increase in revenue at Owned Brokerage Group due to higher homesale transaction volume.
Total expenses increased $111 million or 7% for the third quarter of 2025 compared to the third quarter of 2024 primarily due to:
•a $69 million increase in commission and other sales agent-related costs as a result of higher homesale transaction volume at Owned Brokerage Group; and
•a $19 million increase in operating and general and administrative expenses primarily attributable to a $16 million increase in expense related to employee cash-settled awards that fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025 and higher employee-related healthcare costs, partially offset by cost savings initiatives.
The Company incurred $14 million of restructuring and merger-related costs during the third quarter of 2025 compared to $6 million of costs during the third quarter of 2024. See Note 5, "Restructuring and Merger-Related Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was zero for the three months ended September 30, 2025 compared to an expense of $2 million for the three months ended September 30, 2024.
Anywhere Brands—Franchise Group

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues (a)	$273	$267	6	2
Operating EBITDA (b)	$155	$151	4	3
Operating EBITDA Margin	57%	57%
(a)Revenue includes intercompany royalties and marketing fees received from Owned Brokerage Group of $90 million and $86 million during the third quarter of 2025 and 2024, respectively, which are eliminated in consolidation.
(b)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
Revenues increased $6 million primarily due to a $5 million increase in intercompany royalties received from Owned Brokerage Group, a $4 million increase in third-party domestic franchisee royalty revenue and a $2 million increase in international revenue, partially offset by a $3 million decrease in other franchise revenue primarily related to the timing of registration fees for meetings and conferences and a $2 million decrease in brand marketing fund revenue and related expense. The increase in third-party domestic royalty revenue was driven by a 5% increase in average homesale price and a 2% increase in existing homesale transactions. Revenue from our relocation operations and leads business remained flat for the three months ended September 30, 2025 compared to the same period in 2024.
Operating EBITDA increased $4 million primarily due to the $6 million increase in revenues discussed above, a $5 million decrease in meetings and conferences expenses due to timing and a $2 million decrease in brand marketing fund expense discussed above, partially offset by a $7 million increase in employee and other operating costs and a $2 million unfavorable foreign exchange rate impact related to our relocation operations. Employee and other operating costs increased primarily due to $5 million of higher accruals for employee cash-settled awards which fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025 and an increase in employee-related healthcare costs.
Anywhere Advisors—Owned Brokerage Group

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$1,340	$1,258	82	7
Operating EBITDA (a) (b)	$(11)	$(11)	—	—
Operating EBITDA Margin	(1)%	(1)%

(a)Operating EBITDA includes intercompany royalties and marketing fees paid to Franchise Group of $90 million and $86 million during the third quarter of 2025 and 2024, respectively, which are eliminated in consolidation.
(b)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
The revenue increase of $82 million was primarily driven by a 6% increase in existing homesale transaction volume at Owned Brokerage Group which consisted of a 5% increase in average homesale price and a 2% increase in existing homesale transactions.
Operating EBITDA remained flat primarily due to a $82 million increase in revenues as discussed above, partially offset by:
•a $69 million increase in commission expenses paid to independent sales agents primarily as a result of higher homesale transaction volume as described above;
•a $7 million increase in employee and other operating costs primarily due to $5 million of higher accruals for employee cash-settled awards which fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025 and an increase in employee-related healthcare costs, partially offset by cost savings initiatives; and
•a $4 million net increase in royalties and marketing fees paid to Franchise Group.
Anywhere Integrated Services—Title Group

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$103	$96	7	7
Operating EBITDA (a)	$(1)	$2	(3)	(150)
Operating EBITDA Margin	(1)%	2%
(a)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
Revenues increased $7 million primarily as a result of a $5 million increase in resale revenue due to a higher average fee per closing unit which was partially offset by a decline in purchase units. Additionally, refinance revenue increased $1 million driven by both an increase in units and a higher average fee per closing unit.
Operating EBITDA decreased $3 million primarily due to a $6 million increase in employee-related and other operating costs, a $3 million increase in variable operating costs due to volume increases and a $1 million decrease in equity in earnings, partially offset by a $7 million increase in revenues discussed above.
Intercompany Eliminations and Unallocated Expenses—Corporate and Other

	Three Months Ended September 30,
	2025	2024	$ Change	% Change
Intersegment revenues	$(90)	$(86)	(a)
Operating EBITDA (b)	$(43)	$(34)	(9)	(26)
(a)Includes intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group which are eliminated in consolidation.
(b)Operating EBITDA represents unallocated corporate expenses. 2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
Corporate and Other unallocated expenses within Operating EBITDA for the three months ended September 30, 2025 increased $9 million primarily attributable to $5 million of higher accruals for employee cash-settled awards which fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025.

Nine Months Ended September 30, 2025 vs. Nine Months Ended September 30, 2024
The following table reflects our consolidated results and a non-GAAP reconciliation of Net loss attributable to Anywhere and Anywhere Group to Operating EBITDA during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024	Change
Net revenues	$4,512	$4,330	$182
Total expenses	4,598	4,417	181
Loss before income taxes, equity in earnings and noncontrolling interests	(86)	(87)	1
Income tax benefit	(15)	(15)	—
Equity in earnings of unconsolidated entities	(8)	(8)	—
Net loss	(63)	(64)	1
Less: Net income attributable to noncontrolling interests	(1)	—	(1)
Net loss attributable to Anywhere and Anywhere Group	$(64)	$(64)	$—

	Nine Months Ended September 30,
	2025	2024	Change
Non-GAAP Reconciliation - Operating EBITDA:
Net loss attributable to Anywhere and Anywhere Group	$(64)	$(64)	$—
Income tax benefit	(15)	(15)	—
Loss before income taxes	(79)	(79)	—
Add: Depreciation and amortization	143	151	(8)
Interest expense, net	119	117	2
Stock-based compensation (a)	13	12	1
Restructuring and merger-related costs, net (b)	38	24	14
Impairments (c)	7	9	(2)
Former parent legacy (benefit) cost, net	(2)	1	(3)
Legal contingencies (d)	—	10	(10)
Gain on the early extinguishment of debt (e)	(2)	(7)	5
Gain on the sale of businesses, investments or other assets, net	(5)	—	(5)
Operating EBITDA	$232	$238	$(6)
Operating EBITDA Margin (f)	5%	5%
(a)Stock-based compensation is a non-cash expense that is based on grant date fair value, which is influenced by the Company's stock price, and recognized over the requisite service period. This expense is primarily related to Corporate and Other. This line does not include $42 million and $18 million of expense during the nine months ended September 30, 2025 and 2024, respectively, that relates to employee long-term incentives which primarily include cash-settled awards that fluctuate with the Company's stock price. Of these amounts, approximately $30 million and $8 million during the nine months ended September 30, 2025 and 2024, respectively, represent cash-settled awards that fluctuate with the Company’s stock price.
(b)Restructuring and merger-related costs, net includes personnel-related, facility-related and other costs related to professional fees and consulting fees as a result of the Company's restructure plans and transaction-related expenses incurred in connection with the pending Merger with Compass which primarily consist of legal, advisory, accounting and other professional service fees. Includes $5 million of merger-related costs for the nine months ended September 30, 2025. See Note 5, "Restructuring and Merger-Related Costs", to the Condensed Consolidated Financial Statements for additional information.
(c)Non-cash impairments primarily related to leases and other assets.
(d)Represents changes in legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits included in Corporate and Other for the nine months ended September 30, 2024. Legal contingencies do not include cases that are part of our normal operating activities or legal expenses incurred in the ordinary course of business.
(e)Gain on the early extinguishment of debt is recorded in Corporate and Other. The gain on the early extinguishment of debt relates to the issuance of 9.75% Senior Secured Second Lien Notes and repurchase of a portion of the Exchangeable Senior Notes that occurred during the second quarter of 2025, as well as the repurchases of Unsecured Notes that occurred during the third quarter of 2024.
(f)Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.

Net revenues increased $182 million or 4% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily driven by an increase in revenue at Owned Brokerage Group due to higher homesale transaction volume.
Total expenses increased $181 million or 4% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 primarily due to:
•a $137 million increase in commission and other sales agent-related costs as a result of higher homesale transaction volume at Owned Brokerage Group; and
•a $41 million increase in operating and general and administrative expenses primarily attributable to a $24 million increase in expense related to employee cash-settled awards that fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025 and higher employee-related healthcare costs, partially offset by cost savings initiatives.
During the nine months ended September 30, 2025, we incurred $38 million of restructuring and merger-related costs compared to $24 million of costs during the nine months ended September 30, 2024. See Note 5, "Restructuring and Merger-Related Costs", in the Condensed Consolidated Financial Statements for additional information.
The Company's provision for income taxes in interim periods is computed by applying its estimated annual effective tax rate against the income or loss before income taxes for the period. In addition, non-recurring or discrete items are recorded in the period in which they occur. The provision for income taxes was a benefit of $15 million for both nine months ended September 30, 2025 and 2024. Our effective tax rate for the nine months ended September 30, 2025 was 19%, primarily impacted by non-deductible executive compensation and valuation allowance on state net operating losses, partially offset by research and development tax credits.
Anywhere Brands—Franchise Group

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues (a)	$746	$732	14	2
Operating EBITDA (b)	$415	$400	15	4
Operating EBITDA Margin	56%	55%
(a)Revenue includes intercompany royalties and marketing fees received from Owned Brokerage Group of $251 million and $242 million during the nine months ended September 30, 2025 and 2024, respectively, which are eliminated in consolidation.
(b)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
Revenues increased $14 million primarily due to a $10 million increase in intercompany royalties received from Owned Brokerage Group, a $5 million increase in third-party domestic franchisee royalty revenue and a $4 million increase in international revenue, partially offset by a $5 million decrease in other franchise revenue primarily related to the timing of registration fees for meetings and conferences. The increase in third-party domestic royalty revenue was driven by a 4% increase in existing homesale transaction volume which consisted of a 6% increase in average homesale price, partially offset by a 2% decrease in existing homesale transactions. Revenue from our relocation operations and leads business remained flat for the nine months ended September 30, 2025 compared to the same period in 2024.
Operating EBITDA increased $15 million primarily due to the $14 million increase in revenues discussed above, a $6 million decrease in meetings and conferences expenses due to timing and a $3 million favorable foreign exchange rate impact related to our relocation operations, partially offset by an $8 million increase in employee and other operating costs primarily due to $7 million of higher accruals for employee cash-settled awards which fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025 and an increase in employee-related healthcare costs.
Anywhere Advisors—Owned Brokerage Group

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$3,728	$3,570	158	4
Operating EBITDA (a) (b)	$(58)	$(66)	8	12
Operating EBITDA Margin	(2)%	(2)%

(a)Operating EBITDA includes intercompany royalties and marketing fees paid to Franchise Group of $251 million and $242 million during the nine months ended September 30, 2025 and 2024, respectively, which are eliminated in consolidation.
(b)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
The revenue increase of $158 million was primarily driven by a 5% increase in existing homesale transaction volume at Owned Brokerage Group which consisted of a 6% increase in average homesale price, partially offset by a 1% decrease in existing homesale transactions.
Operating EBITDA increased $8 million primarily due to a $158 million increase in revenues as discussed above, partially offset by:
•a $137 million increase in commission expenses paid to independent sales agents primarily as a result of higher homesale transaction volume as described above;
•a $10 million increase in royalties paid to Franchise Group;
•a $2 million increase in marketing expense which was partially offset by $1 million decrease of marketing fees paid to Franchise Group; and
•a $1 million increase in employee and other operating costs primarily due to $7 million of higher accruals for employee cash-settled awards which fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025 and an increase in employee-related healthcare costs, partially offset by cost savings initiatives.
Anywhere Integrated Services—Title Group

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Revenues	$289	$270	19	7
Operating EBITDA (a)	$(9)	$(4)	(5)	(125)
Operating EBITDA Margin	(3)%	(1)%
(a)2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
Revenues increased $19 million primarily driven by a $13 million increase in resale revenue due to a higher average fee per closing unit which was partially offset by a decline in purchase units. Additionally, refinance revenue increased $5 million driven by both an increase in units and a higher average fee per closing unit.
Operating EBITDA decreased $5 million primarily due to a $12 million increase in variable operating costs due to volume increases and a $12 million increase in employee and other operating costs primarily due to higher employee-related healthcare costs, partially offset by a $19 million increase in revenues discussed above.
Intercompany Eliminations and Unallocated Expenses—Corporate and Other

	Nine Months Ended September 30,
	2025	2024	$ Change	% Change
Intersegment revenues	$(251)	$(242)	(a)
Operating EBITDA (b)	$(116)	$(92)	(24)	(26)
(a)Includes intercompany royalties and marketing fees paid by Owned Brokerage Group to Franchise Group which are eliminated in consolidation.
(b)Operating EBITDA represents unallocated corporate expenses. 2024 amounts have been updated to reflect our definition of Operating EBITDA under the heading "Non-GAAP Financial Measures" in this Item 2.
Corporate and Other unallocated expenses within Operating EBITDA for the nine months ended September 30, 2025 increased $24 million primarily attributable to $8 million of higher accruals for employee cash-settled awards which fluctuate with the Company's stock price and reflect its appreciation in the third quarter of 2025 and an increase in employee-related healthcare costs.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
Financial Condition
Balance Sheet Highlights (September 30, 2025 vs. December 31, 2024)
Assets
•Cash and cash equivalents increased $21 million primarily as a result of the debt transactions discussed under Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements ("Note 4").
•Trade and relocation receivables increased $126 million primarily due to timing.
•Other current and non-current assets net increased $58 million primarily due to an increase in prepaid contracts, partially offset by a reduction in income tax receivables and a decrease in equity method investments as a result of dividends received from Guaranteed Rate Affinity and other equity method investments.
Liabilities
•Accounts payable and Securitization obligations increased $13 million and $40 million, respectively, primarily due to timing.
•Corporate debt net increased $55 million as a result of the debt transactions discussed under Note 4.
•Other non-current liabilities increased $80 million primarily due to an increase in long-term contracts and proceeds from the sale of a 10% preferred equity interest in certain of the Company's title and escrow entities that has a mandatorily redeemable feature.
Cash Flow Highlights (Nine months ended September 30, 2025 vs. Nine months ended September 30, 2024)

	Nine Months Ended September 30,
	2025	2024
Cash provided by (used in):
Operating activities	$(15)	$37
Investing activities	(56)	(54)
Financing activities	91	3
Operating Activities
•$9 million less cash was provided by operating results.
•$44 million decrease due to the net change in relocation and trade receivables as a result of timing.
•$43 million decrease due to the change in other assets primarily due to prepaid contracts and higher agent incentive payments.
•$31 million increase due to the net change in accounts payable, accrued expenses and other liabilities primarily related to a higher accrual for employee cash-settled awards which fluctuate with the Company's stock price.
Investing Activities
•$15 million more cash used for property and equipment additions.
•$6 million more cash proceeds was received from the sale of investments.
•$6 million more cash from other investing activities primarily due to a return of capital from Guaranteed Rate Affinity in 2025.
Financing Activities
•$75 million net repayments of the Revolving Credit Facility.
•$127 million of net cash received as a result of the debt transactions discussed under Note 4.
•$40 million net increase in securitization borrowings.
•$19 million of proceeds from the sale of a 10% preferred equity interest in certain of the Company's title and escrow entities that has a mandatorily redeemable feature.

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
During the second quarter of 2025, Anywhere Group and the Co-Issuer issued $500 million of 9.75% Senior Secured Second Lien Notes.
We repurchased $367 million of the Exchangeable Senior Notes for an aggregate cash payment of $361 million with net proceeds from the issuance of the 9.75% Senior Secured Second Lien Notes and cash on hand during the second and third quarters of 2025. Following the repurchases, approximately $36 million in aggregate principal amount of the Exchangeable Senior Notes remains outstanding and will mature on June 15, 2026. The maturity date of the Revolving Credit Facility is July 27, 2027; however, the maturity date will spring forward to March 16, 2026 if the outstanding Exchangeable Senior Notes have not been repurchased by March 16, 2026, unless all lenders under the Revolving Credit Facility approve the modification or waiver of this provision. See Note 4 for additional information.
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
While the timing of both of these settlement payments remain uncertain, the Company currently believes both payments will occur in 2026.
In May 2025, the Company paid $41 million in connection with its portion of the 1999 Cendant legacy tax matter described in Note 6, which the Company intends to appeal.
Other than the debt transactions during the second and third quarters of 2025 discussed above, our material cash requirements from known contractual and other obligations as of September 30, 2025 have not changed materially from the amounts reported in our 2024 Form 10-K.
The Apple Ridge Funding LLC securitization program was amended in May 2025 to extend its term through January 15, 2026. The Company is currently seeking to extend the program through May 2026, which remains subject to mutual agreement by the parties. See Note 4 for additional information.

As noted under "Recent Developments" in this MD&A, the Merger Agreement allows either the Company or Compass to terminate the agreement if the Merger hasn’t closed by September 22, 2026, with up to three automatic three-month extensions if only regulatory approvals are outstanding. If the agreement is terminated under certain circumstances, a $200 million termination fee may be payable by either party to the other. Upon termination of the Merger Agreement because certain required regulatory clearances are not obtained before the Outside Date or if the Merger is permanently enjoined, Compass will be required to pay the Company a termination fee of $350 million. The Merger Agreement includes customary covenants, including the following limits on outstanding borrowings under the Revolving Credit Facility: (i) $800 million from September 22, 2025 to May 31, 2026; (ii) $700 million from June 1, 2026 to December 31, 2026; (iii) $800 million from January 1, 2027 to March 31, 2027, and (iv) $700 million from April 1, 2027 to December 31, 2027. Under the Merger Agreement, Compass may consent to increases to these limits, and such consent shall not be unreasonably withheld, delayed, or conditioned.
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
Financial Obligations
See Note 4, "Short and Long-Term Debt", to the Condensed Consolidated Financial Statements, for information on the Company's indebtedness as of September 30, 2025.
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

Senior Secured Leverage Ratio applicable to our Senior Secured Credit Facility
The senior secured leverage ratio is tested quarterly and may not exceed 4.75 to 1.00. The senior secured leverage ratio is measured by dividing Anywhere Group's total senior secured net debt by the trailing four quarters EBITDA calculated on a Pro Forma Basis, as those terms are defined in the Senior Secured Credit Agreement. Total senior secured net debt does not include the Senior Secured Second Lien Notes, our unsecured indebtedness, including the Unsecured Notes and Exchangeable Senior Notes, or the securitization obligations. EBITDA calculated on a Pro Forma Basis, as defined in the Senior Secured Credit Agreement, includes adjustments for restructuring, retention and disposition costs, former parent legacy cost (benefit) items, net, loss (gain) on the early extinguishment of debt, stock-based compensation expense, non-cash charges, extraordinary, nonrecurring or unusual items and incremental securitization interest costs, as well as pro forma cost savings for restructuring initiatives, the pro forma effect of business optimization initiatives and the pro forma effect of acquisitions and new franchisees, in each case calculated as of the beginning of the trailing four-quarter period. The Company was in compliance with the senior secured leverage ratio covenant at September 30, 2025.
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
Operating EBITDA is our primary non-GAAP measure. Operating EBITDA is defined as net income (loss) adjusted for depreciation and amortization, interest expense, net (excluding relocation services interest for securitization assets and securitization obligations), income taxes, and certain non-core items. Non-core items include non-cash stock-based compensation, restructuring and merger-related costs, impairments, former parent legacy items, legal contingencies unrelated to normal operations which currently includes industry-wide antitrust lawsuits and class action lawsuits, gains or losses on the early extinguishment of debt, and gains or losses on discontinued operations or the sale of businesses, investments or other assets. The adjustment for stock-based compensation reflects non-cash expenses that are based on grant date fair value, which is influenced by the Company's stock price, and recognized over the requisite service period. The adjustment for legal contingencies excludes cases that are part of our normal operating activities and legal expenses incurred in the ordinary course of business. Operating EBITDA Margin is defined as Operating EBITDA as a percentage of revenues.
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
See above under the header "Results of Operations" for reconciliations of Net income (loss) attributable to Anywhere and Anywhere Group to Operating EBITDA during the three and nine months ended September 30, 2025 and 2024.
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
Item 3.    Quantitative and Qualitative Disclosures about Market Risks.
We are exposed to market risk from changes in interest rates primarily through our senior secured debt. At September 30, 2025, our primary interest rate exposure was to interest rate fluctuations, specifically SOFR and ABR, due to their impact on our borrowings under the Revolving Credit Facility. We do not have significant exposure to foreign currency risk, nor do we expect to have significant exposure to foreign currency risk in the foreseeable future.

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
At September 30, 2025, we had variable interest rate debt outstanding under our Revolving Credit Facility of $415 million which consisted of $375 million under SOFR and $40 million under ABR. The weighted average interest rate with respect to the Revolving Credit Facility borrowings was 6.17% at September 30, 2025, which is based on Term SOFR plus a 10 basis point credit spread adjustment and ABR, plus (in each case) an additional margin subject to adjustment based on the current senior secured leverage ratio. Based on the September 30, 2025 senior secured leverage ratio, the SOFR and ABR margins were 1.75% and 0.75%, respectively. At September 30, 2025, the one-month SOFR was 4.13% and ABR was 7.25%; therefore, we have estimated that a 0.25% increase in both SOFR and ABR would have an approximately $1 million impact on our annual interest expense.
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
(b)As of the quarterly period ended September 30, 2025 covered by this report on Form 10-Q, Anywhere has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere's internal control over financial reporting during the quarterly period ended September 30, 2025 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.
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
(b)As of the quarterly period ended September 30, 2025 covered by this report on Form 10-Q, Anywhere Group has carried out an evaluation, under the supervision and with the participation of its management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of its disclosure controls and procedures. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that Anywhere Group's disclosure controls and procedures are effective at the "reasonable assurance" level.
(c)There has not been any change in Anywhere Group's internal control over financial reporting during the quarterly period ended September 30, 2025 covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Other Financial Information
The Condensed Consolidated Financial Statements as of September 30, 2025 and for the three and nine-month periods ended September 30, 2025 and 2024 have been reviewed by PricewaterhouseCoopers LLP, an independent registered public accounting firm. Their reports, dated November 5, 2025, are included on pages 5 and 6. The reports of PricewaterhouseCoopers LLP state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their report on such information should be restricted in light of the limited nature of the review procedures applied. PricewaterhouseCoopers LLP is not subject to the liability provisions of Section 11 of the Securities Act for their report on the unaudited financial information because that report is not a "report" or a "part" of the registration statement prepared or certified by PricewaterhouseCoopers LLP within the meaning of Sections 7 and 11 of the Securities Act.

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
Item 1A. Risk Factors.
Other than as described below, there were no material changes to the risk factors reported in Part I, "Item 1A. Risk Factors" in our 2024 Form 10-K. Stockholders should carefully review the information in the joint proxy statement/prospectus to be sent to stockholders of the Company regarding these risks prior to voting on the matters at the special meeting of stockholders to be held for approval of the Merger.
Risks Related to the Proposed Transaction with Compass
The Merger is subject to the satisfaction of certain conditions, some or all of which may not be satisfied, on a timely basis or at all. Failure to complete the Merger could have material adverse effects on the Company.
The completion of the Merger is subject to the satisfaction (or waiver by all parties, to the extent permissible under applicable law) of a number of conditions as specified in the Merger Agreement. These closing conditions include, among other things, (1) (A) adoption of the Merger Agreement by our stockholders and (B) approval of the issuance of Compass stock pursuant to the Merger Agreement by Compass stockholders, (2) authorization for listing on the NYSE of the shares of Compass Class A common stock to be issued in the Merger, subject to official notice of issuance, (3) receipt of specified governmental consents and approvals and the termination or expiration of all applicable waiting periods in respect thereof, (4) effectiveness of the registration statement on Form S-4 for the shares of Compass Class A common stock to be issued in the Merger, and (5) the absence of any order, decree, ruling, injunction or other action preventing the completion of the Merger or making the completion of the Merger illegal. The obligations of each of Compass and the Company to consummate the Merger are also conditioned on, among other things, the truth and accuracy of the representations and warranties made by the other party on the date of the Merger Agreement and on the closing date (subject to certain materiality and material adverse effect qualifiers), and the performance by the other party in all material respects of its obligations under the Merger Agreement. The failure to satisfy all of the required conditions could delay the completion of the Merger for a significant period of time or prevent it from occurring at all. There can be no assurance that the conditions to the completion of the Merger will be satisfied or waived or that the Merger will be completed.
If the Merger is not completed for any reason, including as a result of our stockholders or Compass stockholders failing to approve the Merger Agreement or the issuance of Compass shares, respectively, the Company may be materially adversely affected and, without realizing any of the benefits of having completed the Merger, will be subject to a number of risks, including the following:
•the market price of our common stock could decline;
•we could owe a termination fee to Compass in specified circumstances;
•if the Merger Agreement is terminated and our Board of Directors seeks another business combination, our stockholders cannot be certain that the Company will be able to find a party willing to enter into a transaction on terms equivalent to or more attractive than the terms that the other party has agreed to in the Merger Agreement;
•we may experience negative reactions from the financial markets or from our affiliated independent real estate agents, franchisees, brokers, employees, joint venture partners, customers, or other persons with whom we have a business relationship;
•uncertainties associated with the merger may hinder our ability to attract and retain affiliated independent real estate agents, franchisees, and key personnel;
•restrictions on the conduct of the respective businesses prior to the completion of the Merger, including undertaking certain business opportunities that could otherwise have been pursued;

•time and resources, financial and other, committed by our management to matters relating to the Merger could otherwise have been devoted to pursuing other beneficial opportunities; and
•we will be required to pay costs relating to the Merger, such as legal, accounting, financial advisory and printing fees, whether or not the Merger is completed.
In addition, if the Merger is not completed, the Company could be subject to litigation related to any failure to complete the Merger or related to any enforcement proceeding commenced against such party to perform its obligations under the Merger Agreement. Any of these risks could materially and adversely impact our ongoing business, financial condition, financial results and stock price.
We are subject to business uncertainties and contractual restrictions, which could adversely affect our business and operations prior to the Merger.
Parties with which the Company does business may experience uncertainty associated with the Merger, including with respect to current or future business relationships the Company. It is possible that some of our affiliated independent real estate agents, franchisees, brokers, joint venture partners, customers, or other persons with whom we have a business relationship may delay or defer certain business decisions or might decide to seek to terminate, change or renegotiate their relationships with the Company, as the case may be, as a result of the Merger or otherwise, which could negatively affect revenues, earnings and/or cash flows of the Company, as well as the market price of Compass Class A common stock or Company common stock, regardless of whether the Merger is completed. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Merger or termination of the Merger Agreement.
Under the terms of the Merger Agreement, the Company has agreed to operate its business in the ordinary course consistent with past practice in all material respects prior to closing. The Company is subject to certain restrictions on the conduct of its business prior to completing the Merger which may adversely affect its ability to execute certain of its business strategies, including the ability in certain cases to enter into or amend contracts, acquire or dispose of assets, incur indebtedness, pay dividends, incur capital expenditures or settle claims. Such limitations could prevent the Company from pursuing certain business opportunities that are outside of the ordinary course of business, and adversely affect the Company’s business and operations prior to the completion of the Merger.
The Merger is subject to the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act") that may take longer than expected to receive or may impose conditions that could have an adverse effect the Company or, if not obtained, could prevent completion of the Merger.
Before the Merger may be completed, any applicable waiting period under the HSR Act relating to the completion of the Merger must have expired or been terminated. Under the Merger Agreement, Compass and we have agreed to use respective reasonable best efforts to obtain such authorizations and consents, and each of Compass and the Company, has agreed to take, or cause to be taken, all appropriate actions and to do, or cause to be done, all things necessary, proper or advisable under applicable law (including any antitrust laws) to consummate and make effective the Merger at the earliest practicable date. There can be no assurance that the relevant waiting periods will expire or that relevant authorizations will be obtained.
In addition, at any time before or after the completion of the Merger, and notwithstanding the termination of the applicable waiting period, the applicable U.S. authorities or any state attorney general or ex-U.S. regulatory authorities could take any action under antitrust or other applicable regulatory laws as they deem necessary or desirable in the public interest, including, without limitation, seeking to enjoin or otherwise prevent the completion of the Merger or permitting completion subject to regulatory conditions. In addition, private third parties may also seek to take legal action under regulatory laws under some circumstances. There can be no assurance that a challenge to the Merger on antitrust or other regulatory grounds will not be made or, if such a challenge is made, that it would not be successful.
We may not prevail and may incur significant costs in defending or settling any such action. Adverse developments in our regulatory standing or any other factors considered by regulators in granting such approvals; governmental, political or community group inquiries, investigations or opposition; or changes in legislation or the political environment generally could affect whether and when required governmental authorizations are granted.
As a condition to authorizations and consents that are granted, governmental authorities may impose requirements, limitations or costs or may materially delay or prevent the completion of the Merger. Satisfying the conditions to completion of the Merger may take longer, and could cost more, than we expect. We cannot predict whether and when these other conditions will be satisfied. There can be no assurance that regulators will not impose terms and conditions that have the effect of delaying or preventing the closing of the Merger or creating additional material costs.

There can be no assurance that the conditions to the completion of the Merger set forth in the Merger Agreement relating to applicable regulatory laws will be satisfied.
The Merger Agreement limits our ability to pursue alternatives to the Merger and may discourage other companies from trying to acquire us.
The Merger Agreement contains “no shop” covenants that restrict the Company’s ability to, directly or indirectly, initiate, solicit, propose, knowingly assist, knowingly encourage or knowingly facilitate any inquiries or proposals with respect to any acquisition proposal, engage or participate in any negotiations or discussions with any person concerning any acquisition proposal, provide any confidential or nonpublic information or data to, or have or participate in any discussions with, any person relating to any acquisition proposal, subject to certain exceptions, or, unless the Merger Agreement has been terminated in accordance with its terms, approve or enter into any letter of intent, agreement in principle or other agreement in connection with or relating to any acquisition proposal.
These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition.
The Merger consideration is fixed and will not be adjusted. Because the market price of Compass Class A common stock may fluctuate, our stockholders cannot be sure of the market value of the consideration they will receive in exchange for their shares of our common stock in connection with the Merger.
In connection with the Merger, each share of our common stock issued and outstanding immediately prior to the effective time (other than any shares of our common stock that are owned (i) directly or indirectly, by us or by Compass or Merger Sub, or (ii) by any direct or indirect subsidiary of either us or Compass, other than Merger Sub) will be converted into the right to receive 1.436 fully paid and nonassessable shares of Compass Class A common stock (with, if applicable, cash in lieu of fractional shares). This exchange ratio is fixed and will not be adjusted for changes in the market price of either Compass Class A common stock or our common stock. Accordingly, the market value of the stock consideration that holders of our common stock will receive will vary based on the price of Compass Class A common stock at the time such holders receive the Merger consideration. The market price of Compass Class A common stock may decline after the date of this Quarterly Report on Form 10-Q.
If the Merger is completed, there will be a lapse of time between each of the date of this Quarterly Report on Form 10-Q, the date on which our stockholders vote to approve the Merger Agreement at the special meeting of our stockholders, and the date on which our stockholders entitled to receive the Merger Consideration actually receive the Merger Consideration. The market value of shares of Compass Class A common stock may decline during and after these periods as a result of a variety of factors, and consequently, at the time our stockholders must decide whether to approve the Merger Agreement, they will not know the actual market value of any Merger Consideration they will receive when the Merger is completed. The actual value of any Merger Consideration received by our stockholders at the completion of the Merger will depend on the market value of the shares of Compass Class A common stock at that time.
The market price of the common stock of the combined company may continue to fluctuate, potentially significantly, following completion of the Merger, and as a result, former stockholders of the Company could lose some or all of the value of their investment in Compass Class A common stock. The Company is not permitted to terminate the Merger Agreement as a result, in and of itself, of any increase or decrease in the market price of Compass Class A common stock or our common stock.
Our stockholders are urged to obtain current market quotations for shares of our common stock and for shares of Compass Class A common stock.
Uncertainties associated with the Merger may cause a loss of management personnel and other key personnel, which could adversely affect our business and operations.
The Company is dependent on the experience and industry knowledge of its officers and other key personnel to execute its business plans. The Company’s success until the Merger will depend in part upon the ability of the Company to retain certain key management personnel and other key personnel. Current and prospective employees of the Company may experience uncertainty about their roles following the completion of the Merger, which may have an adverse effect on the ability of the Company to attract or retain key management and other key personnel. The Company could face disruptions in their operations, loss of existing customers, loss of key information, expertise or know-how and unanticipated additional recruitment and training costs. In addition, the loss of key personnel could diminish the anticipated benefits of the Merger.

The Company will incur significant costs in connection with the transactions contemplated by the Merger Agreement, which may be in excess of those that we anticipate.
The Company has incurred and expects to continue to incur a number of non-recurring fees and costs associated with negotiating and completing the transactions, combining the operations of the two companies and achieving desired synergies. These fees and costs have been, and will continue to be, substantial, and in many cases, will be borne by the Company regardless of whether the Merger is completed. The substantial majority of non-recurring expenses will consist of transaction costs related to the Merger and include, among others, employee retention costs, fees paid to financial, legal, strategic and accounting advisors, severance and benefit costs, proxy solicitation costs and filing fees.
The Company will also incur transaction fees and costs related to formulating and implementing integration plans, including facilities and systems consolidation costs and employment-related costs. The Company will continue to assess the magnitude of these costs, and additional unanticipated costs may be incurred in the Merger and the integration of the two companies’ businesses. While the Company has assumed that a certain level of expenses would be incurred in connection with the Merger and the other transactions contemplated by the Merger Agreement, there are many factors beyond our control that could affect the total amount or the timing of the integration and implementation expenses. The elimination of duplicative costs, as well as the realization of other efficiencies related to the integration of the businesses, may not offset integration-related costs and achieve a net benefit in the near term, or at all.
Litigation relating to the Merger could result in an injunction preventing the completion of the Merger and/or substantial costs to the Company.
Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements like the Merger Agreement. Even if such a lawsuit is without merit, defending against these claims can result in substantial costs and divert management time and resources. An adverse judgment could result in monetary damages, which could have a negative impact on the Company’s business, financial condition and results of operations.
Lawsuits that may be brought against the Company or our directors could also seek, among other things, injunctive relief or other equitable relief, including a request to rescind parts of the Merger Agreement already implemented and to otherwise enjoin the parties from consummating the Merger. One of the conditions to the completion of the transactions is that no injunction or law by any governmental entity of competent jurisdiction will be in effect that has the effect of restraining, enjoining or otherwise prohibiting the consummation of the transactions. As such, if an injunction prohibiting the consummation of the transactions is obtained, that injunction may prevent the transactions from becoming effective or from becoming effective within the expected timeframe or at all, which may adversely affect the Company’s business, financial condition and results of operations.
If the Merger does not qualify as a “reorganization” under Section 368(a) of the Code, holders of our common stock may be required to pay additional U.S. federal income taxes.
The Company intends for the Merger to qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes, and the Company intends to report the Merger consistent with such qualification. Assuming the Merger so qualifies, a holder of our common stock that receives shares of Compass Class A common stock pursuant to the Merger generally will not recognize gain or loss for U.S. federal income tax purposes (except with respect to any cash received instead of a fractional share of Compass Class A common stock). However, it is not a condition to the Company’s obligation to complete the transaction that the Merger qualify as a “reorganization” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes or that the Company receives an opinion of counsel to that effect, and it is possible that the Merger may not so qualify.
The Company has not sought and will not seek a ruling from the U.S. Internal Revenue Service (the "IRS") regarding any matters relating to the Merger and the other transactions contemplated by the Merger Agreement and, as a result, there can be no assurance that the IRS would not assert that the Merger does not qualify as a “reorganization,” within the meaning of Section 368(a) of the Code for U.S. federal income tax purposes, or that a court would not sustain such a position. If the IRS or a court were to determine that the Merger does not qualify as a “reorganization” within the meaning of Section 368(a) of the Code, a holder of our common stock that receives shares of Compass Class A common stock pursuant to the Merger generally would recognize taxable gain or loss in an amount equal to the difference, if any, between the fair market value of the Compass Class A common stock received (including any fractional share interest deemed received and exchanged for cash) by such holder and such holder’s adjusted tax basis in the Company common stock exchanged therefor.
Holders of our common stock should consult with their tax advisors to determine the particular U.S. federal, state, local, or non-U.S. income or other tax consequences of the Merger to them.

Item 5.    Other Information.
Securities Trading Plans of Directors and Executive Officers
During the three months ended September 30, 2025, there were no Rule 10b5-1 plans or non-Rule 10b5-1 trading arrangements adopted, modified or terminated by any director or officer of the Company.
Item 6.    Exhibits.
Exhibit        Description
2.1^    Agreement and Plan of Merger, by and among Compass, Inc., Anywhere Real Estate Inc. and Velocity Merger Sub, Inc., dated September 22, 2025 (Incorporated by reference to Exhibit 2.1 to Anywhere Real Estate Inc.'s Current Report on Form 8-K filed on September 22, 2025).
10.1    Voting and Support Agreement, by and among Compass, Inc., Anywhere Real Estate Inc., Robert L. Reffkin, Ruth Reffkin Family Trust, 2021 Reffkin Remainder Interest Trust, Reffkin Investment I Corp., Reffkin Investment II Corp. and Reffkin 2022 Family Trust, dated September 22, 2025 (Incorporated by reference to Exhibit 10.1 to Anywhere Real Estate Inc.'s Current Report on Form 8-K filed on September 22, 2025).
10.2    Voting and Support Agreement, by and among Compass, Inc., Anywhere Real Estate Inc., AG MM, L.P., AG Arts Credit Fund, L.P., AG Capital Solutions SMA One, L.P., AG Credit Solutions Non-ECI Master Fund, L.P., AG Credit Solutions Master Fund II A, L.P., AG Corporate Credit Opportunities Fund, L.P., AG Cataloochee LP, AG POTOMAC FUND, L.P. and AG Super Fund Master, L.P., dated September 22, 2025 (Incorporated by reference to Exhibit 10.2 to Anywhere Real Estate Inc.'s Current Report on Form 8-K filed on September 22, 2025).
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
101     The following financial information from Anywhere's Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in iXBRL (Inline eXtensible Business Reporting Language) includes: (i) the Condensed Consolidated Statements of Operations, (ii) the Condensed Consolidated Statements of Comprehensive (Loss) Income, (iii) the Condensed Consolidated Balance Sheets, (iv) the Condensed Consolidated Statements of Cash Flows, and (v) Notes to the Condensed Consolidated Financial Statements.
104    Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
______________
*    Filed herewith.
^    Annexes, schedules and/or exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K promulgated by the SEC. The Company agrees to furnish supplementally a copy of any omitted annexes, schedules or exhibits to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrants have duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ANYWHERE REAL ESTATE INC.
and
ANYWHERE REAL ESTATE GROUP LLC
(Registrants)

Date: November 5, 2025
/S/ CHARLOTTE C. SIMONELLI
Charlotte C. Simonelli
Executive Vice President and
Chief Financial Officer

Date: November 5, 2025
/S/ TIMOTHY B. GUSTAVSON
Timothy B. Gustavson
Senior Vice President,
Chief Accounting Officer and
Controller